Form 10-K
period 2018-12-31
TUCOWS INC /PA/
filed 2019-03-05
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $482.0 million. Such aggregate market value was computed by reference to the closing sale price per share of $60.65 as reported on the NASDAQ Capital Market on such date. For purposes of making this calculation, the registrant has excluded each executive officer, each director and each beneficial owner of more than ten percent of the outstanding shares of common stock of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of March 1, 2019, was 10,639,329.

TUCOWS INC.

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2018

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Tucows®, EPAG®, Hover®, OpenSRS®, Platypus®, Ting®, eNom®, Roam®, Roam Mobility®, Bulkregister®, and YummyNames® are registered trademarks of Tucows Inc. or its subsidiaries. Other service marks, trademarks and trade names of Tucows Inc. or its subsidiaries may be used in this Annual Report on Form 10-K (this “Annual Report”). All other service marks, trademarks and trade names referred to in this Annual Report are the property of their respective owners. Solely for convenience, any trademarks referred to in this Annual Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we or the owner of such trademark, as applicable, will not assert, to the fullest extent under applicable law, our or its rights, or the right of the applicable licensor, to these trademarks.

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

Network Access Services

Network Access Services includes mobile, fixed high-speed Internet access services and other revenue sources, including billing solutions to small Internet service providers (“ISPs”).

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

The Company also operates other MVNO brands, Zipsim and Always Online Wireless (collectively referred to as the “Roam Mobility brands”). Roam Mobility operates as a MVNO on the same nationwide Global System for Mobile communications (“GSM”) network as Ting Mobile and distributes through third-party retail stores and product branded websites. The primary focus of the Roam Mobility brands is to offer affordable roaming service to international travellers.

The Company also derives revenue from the sale of fixed high-speed Internet access (“Ting Internet”) in select communities, including towns in North Carolina, Maryland, Idaho, Colorado and Virginia. Our primarily sales channel of Ting Internet is through the Ting website. The primary focus of Ting Internet is to provide reliable Gigabit Internet services to consumer and business customers.

Revenues from Ting Mobile and Ting Internet are generated in the United States and are provided on a monthly basis with no fixed contract term. Revenues from Roam Mobility are generated in the United States, and Canada on a prepaid usage basis with no fixed contract terms.

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

Our wholesale domain name registration services, primarily branded as OpenSRS and eNom, derives revenue from its Domain Service and from providing value-added services. The OpenSRS and eNom Domain Services manage 23.3 million domain names under the Tucows and eNom ICANN registrar accreditations and for other registrars under their own accreditations, which has decreased by 4.4 million domain names since December 31, 2017. The reduction from prior year is primarily due to the bulk transfer of approximately 2.8 million domain names to Namecheap’s credentials, which occurred in several bulk transfers throughout 2018.  As a result of the bulk transfers of domain names to Namecheap the Company recognized, on an accelerated basis, $16.9 million of revenue and $16.7 million of cost of revenues in the year ended December 31, 2018 related to previously deferred revenue and deferred prepaid registry fees. The remaining domain names to be transferred to Namecheap of approximately 0.2 million names, as defined under a settlement agreement between the Company and Namecheap, are expected to be transferred to Namecheap in the first quarter of 2019.

Our value-added services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, Internet hosting, WHOIS privacy, publishing tools and other value-added services. All of these services are made available to end-users through a network of 37,000 web hosts, ISPs and other resellers around the world. In addition, we also derive revenue by monetizing domain names which are near the end of their lifecycle through advertising revenue or auction sale.

Our retail domain name registration services, primarily the Hover and eNom portfolio of websites, including eNom, eNom Central and Bulkregister, derive revenues from the sale of domain name registration and email services to individuals and small businesses. Our retail domain services also includes our Personal Names Service – based on over 36,000 surname domains – that allows roughly two-thirds of Americans to purchase an email address based on their last name.

Our portfolio services generate revenue by offering names in our domain portfolio for resale through a number of distribution channels including our reseller network. We also generate advertising revenue from our portfolio.

Additional information about segments can be found in Note 18 – Segment Reporting in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Net Revenues

Network Access Services

The Company generates Network Access Services revenues primarily through the provisioning of mobile services. Other sources of revenue include the provisioning of fixed high-speed Internet access as well as billing solutions to ISPs.

Mobile

Ting Mobile wireless usage contracts grant customers access to standard talk, text and data mobile services. Ting Mobile contracts are billed based on the actual amount of monthly services utilized by each customer during their billing cycle and charged to customers on a postpaid basis. Voice minutes, text messages and megabytes of data are each billed separately based on a tiered pricing program. The Company recognizes revenue for Ting Mobile usage based on the actual amount of monthly services utilized by each customer.

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

Our Roam Mobility Brands also offers standard talk, text and data mobile services. Roam customers prepay for their usage through the Roam Mobility website. When prepayments are received the amount is deferred, and subsequently recognized as the Company satisfies its obligation to provide mobile services. In addition, revenues associated with the sale of SIM cards are recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

Other services

Other services derive revenues from providing Ting Internet to individuals and small businesses in select cities. In addition, we provide billing, provisioning and customer care software solutions to ISPs through our Platypus billing software. Ting Internet access contracts provide customers Internet access at their home or business through the installation and use of our fiber optic network. Ting Internet contracts are generally prepaid and grant customers with unlimited bandwidth based on a fixed price per month basis. Since consideration is collected before the service period, revenue is initially deferred and recognized as the Company performs its obligation to provide Internet access.

Ting Internet services are primarily contracted through the Ting website, for one month at a time and contain no commitment to renew the contract following each customer’s monthly billing cycle. The Company’s billing cycle for all Ting Internet access customers is computed based on the customer’s activation date. In order to recognize revenue as the Company satisfies its obligations, we compute the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. In addition, revenues associated with the sale of Internet hardware to subscribers are recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

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

Domain Services

Wholesale

Domain registration contracts, which can be purchased for terms of one to ten years, provide our resellers and retail registrant customers with the exclusive right to a personalized Internet address from which to build an online presence. The Company enters into domain registration contracts in connection with each new, renewed and transferred-in domain registration. At the inception of the contract, the Company charges and collects the registration fee for the entire registration period. Though fees are collected upfront, revenue from domain registrations are recognized rateably over the registration period as domain registration contracts contain a ‘right to access’ license of IP, which is a distinct performance obligation measured over time. The registration period begins once the Company has confirmed that the requested domain name has been appropriately recorded in the registry under contractual performance standards.

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

Wholesale – Value-Added Services

We derive revenue from domain related value-added services like digital certifications, WHOIS privacy, website hosting and hosted email and by providing our resellers and retail registrant customers with tools and additional functionality to be used in conjunction with domain registrations. All domain related value-added services are considered distinct performance obligations which transfer the promised service to the customer over the contracted term. Fees charged to customers for domain related value-added services are collected at the inception of the contract, and revenue is recognized on a straight-line basis over the contracted term, consistent with the satisfaction of the performance obligations.

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

For information about geographic areas, see “Note 18 – Segment Reporting” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

Employees

As of December 31, 2018, we had approximately 584 full-time employees. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good.

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

We are subject to the filing requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, we file annual reports, periodic reports, proxy statements and other information with the securities and Exchange Commission, or SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically at www.sec.gov.

Our website address is tucows.com. We make available through our website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. The information on the website listed above is not and should not be considered part of this Annual Report and is not incorporated by reference in this document.

Executive Officers and Key Employees of the Registrant

The following table sets forth the names, ages and titles of persons currently serving as our executive officers and key employees.

Name	Age	Title
Elliot Noss	56	President and Chief Executive Officer
Davinder Singh	44	Chief Financial Officer
David Woroch	56	Executive Vice President, Domains
Bret Fausett	55	Chief Legal Officer
Hanno Liem	45	Chief Technology Officer
Jason Silverstein	45	Vice President, Corporate Operations
Jessica Johannson	46	Vice President, Human Resources
Michael Goldstein	47	Vice President, Sales and Marketing
Ross Rader	47	Vice President, Customer Experience

Elliot Noss has served as our President and Chief Executive Officer since May 1999 and served as Vice President of Corporate Services for Tucows Interactive Limited, which was acquired by Tucows in May 1999, from April 1997 to May 1999.

Davinder Singh has served as our Chief Financial Officer since 2017, having previously served as Vice President Finance since joining the Company in 2016. Prior to joining the Company, Mr. Singh spent eight years at KPMG LLP primarily focusing on public company audits in the technology field. After leaving KPMG LLP, Mr. Singh joined TELUS and held progressive roles, including Chief Financial Officer of TELUS International, TELUS’ outsourcing division. Mr. Singh is a Chartered Professional Accountant with the Institute of Chartered Professional Accountants of British Columbia.

David Woroch has served as our Executive Vice President, Domains since 2014 and oversees the Domains business at Tucows, including OpenSRS, eNom and EPAG (wholesale), Hover (retail) and the premium domain portfolio. Mr. Woroch joined Tucows in March 2000 after thirteen years at IBM and has helped build Tucows’ sales, marketing, business development, product management and technical support capabilities.

Bret Fausett joined Tucows in September 2017 as our Chief Legal Officer. Prior to joining Tucows, Mr. Fausett worked for Uniregistry, where he had served as General Counsel for six years. Prior to Uniregistry, Mr. Fausett worked as outside legal counsel to a number of domain industry related companies.

Hanno Liem joined Tucows in January 2018 as our Chief Technology Officer. Prior to joining Tucows, Mr. Liem worked for Rakuten Kobo since 2012 where he served as their Vice President of Global Operations and focused on site operations and engineering.

Jason Silverstein joined Tucows in January 2017 as our Vice President, Corporate Operations in connection with the acquisition of eNom, where he served as its General Manager as well as Vice President of Product and Engineering for Rightside Group, Ltd. since July 2015. Prior to Rightside Group, Ltd., Mr. Silverstein served in similar business technology leadership roles within companies such as the NBA, Yahoo!, multiple media companies and two start-ups co-founded by him.

Jessica Johannson has served as our Vice President of Human Resources since January 2017. Prior to joining Tucows, Ms. Johannson held executive level HR roles at Johnson Controls Inc since 2008, Brookfield Renewable Energy Group and Capgemini.

Michael Goldstein has served as our Vice President, Sales and Marketing since September 2009. Before joining us, Mr. Goldstein spent five years at Ogilvy, NY as a Partner and, Marketing Director managing advertising, brand identity, digital and public relations campaigns for clients such as TD Ameritrade, Kraft, GlaxoSmithKline and DoubleClick.

Ross Rader has served as Vice President, Customer Experience since 2012, where he leads our customer service and support organization. In 2000, as our Director of Assigned Names, Ross helped launch Tucows OpenSRS service. In 2005, as General Manager, Retail Services he oversaw Tucows’ retail domain operations, including the development and launch of Hover in 2008.

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

Ting’s fixed Internet services in local markets also face some competition from established incumbent cable TV and broadband providers, which could increase as Ting gains market share.

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

Ting has a relatively short operating history which may not be indicative of our future performance and, if our revenue and earnings growth are not sustainable, we may not be able to generate the earnings necessary to fund our operations or continue to grow our business.

We launched Ting Mobile nationally in 2012 and Ting Internet in 2015. Consequently, Ting has a limited operating and financial history upon which to evaluate its business model, financial performance and ability to succeed in the future. You should consider its prospects in light of the risks it may encounter, including risks and expenses faced by a new business competing in rapidly evolving and highly competitive markets. Ting cannot be certain that its MVNO business model, Internet business model or any specific products or services will be profitable or competitive in the long-term against larger, facilities-based wireless providers, other MVNOs or local cable and Internet competitors. Ting also cannot predict whether its MVNO model or Internet model will allow it to offer the services that customers may demand in the future. If Ting is unable to achieve sufficient revenues and earnings from operations, its financial results will be adversely affected and it may not have sufficient cash to fund its current operations or sustain its continued growth.

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

The U.S. wireless communications industry is experiencing rapid growth of new technologies, products and services. We cannot predict which of many possible future technologies, products, or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products or services. We also rely on the nationwide wireless communication networks of two major mobile Network Operators (“Network Operators”) to provide us access to the latest mobile technologies and services. To the extent we do not keep pace with technological advances or fail to timely respond to changes in the competitive environment affecting our industry, we could lose market share or experience a decline in revenue, cash flows and net income. As a result of the financial strength and benefits of scale enjoyed by some of our competitors, they may be able to offer services at lower prices than we can, thereby adversely affecting our revenues, growth and profitability.

Currently there is no broadband access technology that comes close to the speed, reliability, scalability and value of fiber-optics. However, it’s possible that another medium that’s either better or more economically/easily deployed could be developed in the longer term, or wireless could be improved enough to supplant the need for fiber in certain types of installations, like multi-family units, that would impact Ting’s ability to continue to grow.

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

To further expand our MVNO business, we must continue to obtain wireless network capacity at favorable rates and terms, provide adequate customer service and acquire and market a sufficient quantity and mix of handsets and related accessories. Our operating performance and ability to attract new customers may be adversely affected if we are unable to meet the increasing demands for our services in a timely and efficient manner, while adequately addressing the growing demands on our customer service, billing, and other back-office functions. Any change in our ability, or the ability of third parties with whom we contract, to provide these services also could adversely affect our operations and financial performance.

On June 6, 2018, our current Network Operators, T-Mobile and Sprint submitted a formal merger application to the Federal Communications Commission (FCC), who are in the process of completing their regulatory review of the merger application. If the merger is successful, the consolidation of our Network Operators could hinder our ability in the future to negotiate favourable rates and access to the mobile services mentioned above.

As a MVNO, Ting is dependent on two major network operators for their wireless networks and any disruptions of Ting’s use of such networks may adversely affect its business and financial results.

As a MVNO, we do not own or operate a physical network, but rather utilize the nationwide wireless communication networks of our Network Operators. To be successful, we will need to continue to provide our customers with reliable service over their nationwide wireless communication networks. We rely on them and their third-party affiliates to maintain their wireless facilities and government authorizations and to comply with government policies and regulations. If they fail to do so, we may incur substantial losses. Some of the risks related to their nationwide wireless communication networks and infrastructure include: major equipment failures, breaches of network or information technology security that affect their wireless networks, including transport facilities, communications switches, routers, microwave links, cell sites or other equipment or third-party owned local and long-distance networks on which we rely, power surges or outages, software defects and disruptions beyond their control, such as natural disasters and acts of terrorism, among others. The Master Services Agreements with our Network Operators do not contain any contractual indemnification provisions relating to network outages or other disruptions. Any impact on their nationwide wireless communication networks could disrupt Ting’s operations, require significant resources, result in a loss of subscribers or impair our ability to attract new subscribers, which in turn could have a material adverse effect on our business, results of operations and financial condition. Delays or failure to add network capacity, or increased costs of adding capacity or operating the network, could limit our ability to increase our customer base, limit our ability to increase our revenues, or cause a deterioration of our operating margin.

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

We may not be able to realize the benefits of our fiber investments in the short or medium term

We have invested and expect to continue to invest in our new fiber to the home (“FTTH”) deployments in select markets in the United States. The investments are a reflection of our ongoing efforts to build FTTH network via public-private partnerships in communities we identify as having strong, unmet demand for FTTH services. Such FTTH investments may involve risks and uncertainties, including: insufficient revenues from such investments in the short and medium term to offset any new commitments assumed and expenses associated with these new investments; inadequate return of capital on our investments; inability to obtain the appropriate technical and operational resources; and unanticipated local or federal regulatory changes that could cause us to fail to realize the anticipated benefits of such investments. Because these new FTTH deployments are inherently risky, no assurance can be given that such investments will be successful and will not adversely affect our financial condition and operating results.

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

We also face significant competition from other existing registrars and the continued introduction of new registrars in the domain registration industry. Currently ICANN has over 2,500 active registrars who register domain names in one or more of the gTLDs that it oversees. Not all of these accredited registrars, however, are operational. There are relatively few barriers of entry to this market, so as this market continues to develop we expect the number of competitors to increase. The continued entry into the domain registration industry and the rapid growth of some competitive registrars and service providers who have already entered the industry may make it difficult for us to maintain our current market share. As a result, we may not be able to compete effectively.

Each registry and the ICANN regulatory body impose a charge upon the registrar for the administration of each domain registration. If these fees increase, this may have a significant impact upon our operating results.

Each registry typically imposes a fee in association with the registration of each domain. For example, Verisign, the registry for .com, presently charges a $7.85 fee for each .com registration and ICANN currently charges a $0.18 fee for each .com domain name registered in the gTLDs that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. An amendment to the registry agreement between ICANN and Verisign was approved by the U.S. Department of Commerce in November 2018. The amendment confirms that Verisign will operate the .com registry until 2024. The amendment also repeals price controls and provides Verisign the pricing flexibility to change its .com Registry Agreement with ICANN to increase wholesale .com prices. Specifically, the flexibility permits Verisign to pursue with ICANN an up to 7 percent increase in the prices for .com domain names, in each of the last four years of the six-year term of the .com Registry Agreement. The changes also affirm that Verisign may not vertically integrate or operate as a registrar in the .com top level domain. In addition, pricing of new gTLDs is generally not set or controlled by ICANN, which could result in aggressive price increases on any particularly successful new gTLDs. The increase in these fees with respect to any gTLDs either must be included in the prices we charge to our service providers, imposed as a surcharge or absorbed by us. If we absorb such cost increases, or if surcharges act as a deterrent to registration, our profits may be adversely impacted by these third-party fees.

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

If any of our competitors merge with one another, they will present a stronger combined force in the market and may attract the business of both existing and prospective resellers. In addition, our resellers may opt to build their own technical systems and seek ICANN accreditation in order to process domain applications themselves. If a number of our customers decide to pursue this option, our sales may decrease materially.

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

We operate on a global basis and all of our resellers must execute our standard agreements that govern the terms of the services we provide to our customers. These agreements contain provisions intended to limit our potential liability arising from the provision of services to our resellers and their customers, including liability resulting from our failure to register or maintain domains properly, from downtime or poor performance with respect to our Internet services, or for insecure or fraudulent transactions pursuant to which we have issued Secure Sockets Layer (“SSL”) certificates. As most of our customers purchase our services online, execution of our agreements by resellers occurs electronically or, in the case of our terms of use, is deemed to occur because of a user’s continued use of the website following notice of those terms. We believe that our reliance on these agreements is consistent with the practices in our industry, but if a domestic, foreign or international court were to find that either one of these methods of execution is invalid or that key provisions of our services agreements are unenforceable, we could be subject to liability that has a material adverse effect on our business or we could be required to change our business practices in a way that increases our cost of doing business.

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

•

The Digital Millennium Copyright Act of 1998 (the “DMCA”), provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the Internet. Under the DMCA, we generally are not liable for infringing content posted by third parties. However, if we receive a proper notice from a copyright owner alleging infringement of its protected works by web pages for which we provide hosting services, and we fail to expeditiously remove or disable access to the allegedly infringing material, fail to post and enforce a digital rights management policy or a policy to terminate accounts of repeat infringers, or otherwise fail to meet the requirements of the safe harbor under the DMCA, the owner may seek to impose liability on us.

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

In the future, we may be unable to generate sufficient cash flow to satisfy our debt service obligations.

As of March 1, 2019, our outstanding debt under our credit facility was $64.6 million. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors as well as changes in government monetary or fiscal policy. Absent sufficient cash flows from operations, we may need to engage in equity or debt financings to secure additional funds to meet our operating and capital needs. We may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time when we need that funding. In addition, even though we may have sufficient cash flow, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital, to pay dividends and to pursue business opportunities, including potential acquisitions. In addition, if we decide to raise funds through debt or convertible debt financings, we may be unable to meet our interest or principal payments. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. recently enacted significant tax reform legislation known as the Tax Cuts and Jobs Act of 2017 in December 2017 (“the Act”), we continue to analyze the ongoing impact of the Act on our operations, but certain provisions of the new law may adversely affect us. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

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

We do not control the means by which end users access our websites and material changes to current navigation practices or technologies or marketing practices could result in a material adverse effect on our business.

The success of our parked pages business depends in large part upon the current end user tendency to type desired destinations directly into the web browser. End users employ this practice of direct navigation to access our websites primarily through the following methods: directly accessing our websites by typing descriptive keywords or keyword strings into the uniform resource locator (or “URL”) address box of an Internet browser, accessing our websites by clicking on bookmarked websites and accessing our websites indirectly through search engines and directories.

Each of these methods requires the use of a third-party product or service, such as an Internet browser or search engine or directory. Internet browsers may provide alternatives to the URL address box to locate websites, and search engines may from time to time change and establish rules regarding the indexing and optimization of websites. Product developments and market practices for these means of access to our websites are not within our control. We may experience a decline in traffic to our web sites if third party browser technologies or search engine methodologies and rules, including those affecting marketing efforts, are changed to our disadvantage.

We may experience unforeseen liabilities in connection with our domain name portfolio, which could negatively impact our financial results.

We currently own a portfolio of domain names that were previously owned by another third-party. In addition, we have acquired, and intend to continue to acquire, other previously owned domain names. While we have a policy against acquiring domain names that infringe on third-party intellectual property rights, including trademarks or confusingly similar business names, in some cases, these acquired names may have trademark significance that is not readily apparent to us or is not identified by us in the bulk purchasing process. As a result, we may face demands by third party trademark owners asserting infringement or dilution of their rights and seeking transfer of the domain names through the Uniform Domain Name Resolution Policy (the “UDRP”), adopted by ICANN or actions under the Antic-cybersquatting Consumer Protection Act (the “ACPA”). We may also face actions from third-parties under national trademark or anti-competition legislation.

We review each claim or demand on its merits and we intend to transfer any such previously owned domain names acquired by us to parties that have demonstrated a valid prior right of claim. We cannot, however, guarantee that we will be able to resolve all such disputes without litigation. The potential violation of third-party intellectual property rights and potential causes of action under consumer protection laws may subject us to unforeseen liabilities, including injunctions and judgments for monetary damages.

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

In 2018, the European Commission adopted the General Data Protection Regulation (the “GDPR”), which creates obligations around the procurement, processing, publication and sharing of personal data. Potential fines for violations of certain provisions of GDPR reach as high as 4% of a company’s annual total revenue, potentially including the revenue of its international affiliates. The solutions we develop for GDPR-compliance may not be adequate in the views of regulatory authorities or ICANN, which may cause the loss of WHOIS privacy revenue or increase our costs of developing compliant solutions or subject us to litigation, liability, civil penalties, or loss of market share. As the privacy laws and regulations around the world continue to evolve, these changes could adversely affect our business operations in similar ways.

Because we are required to recognize revenue for our services over the term of the applicable customer agreement, changes in our sales may not be immediately reflected in our operating results.

We recognize revenue from our customers rateably over the respective terms of their agreements with us as required by generally accepted accounting principles (GAAP). Typically, our domain name registration agreements have terms that range from one to ten years, and our website hosting agreements have annual or month-to-month terms. Accordingly, any increases or decreases in sales during a particular period do not translate into immediate, proportional increases or decreases in revenue during that period, and a substantial portion of the revenue that we recognize during a quarter, is derived from deferred revenue from customer agreements that we entered into during previous quarters. As a result, we may not generate net earnings despite substantial sales activity during a particular period, because we are not permitted under GAAP to recognize all of the revenue from these sales immediately, and because we are required to reflect a significant portion of our related operating expenses in full during that period. Conversely, the existence of substantial deferred revenue may prevent deteriorating sales activity from becoming immediately observable in our Consolidated Statements of Comprehensive Income.

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

We are subject to income and other taxes in a number of jurisdictions and our tax structure is subject to review by both domestic and foreign tax authorities. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, deferred tax assets and liabilities and any valuation allowance that may be recorded against our deferred tax assets. Although we believe that our estimates are reasonable, the ultimate determination of our tax liability is always subject to review by the applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition in the period or periods for which such determination is made. Our current and future tax liabilities could be adversely affected by:

•

international income tax authorities, including the Canada Revenue Agency and the U.S. Internal Revenue Service, challenging the validity of our arms-length related party transfer pricing policies or the validity of our contemporaneous documentation.

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

As a result, we cannot assure you that material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules proclaimed after that. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price, and it could make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors (“Board”) or as executive officers.

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

In February 2019, the Company’s Board approved a stock buyback program to repurchase up to $40 million of the Company’s common stock, which can be discontinued at any time. Although this buyback program has been approved, there is no obligation for the Company to repurchase any specific dollar amount of stock. The stock buyback program could affect the price of our stock and increase volatility in the market. We cannot guarantee that this program will be fully consummated or that such program will enhance the long-term value of our share price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

In 2018, we purchased 2.18 acres of land in Centennial, CO on which we are currently constructing a Data Centre and Warehouse facility to support the Company’s collocation and Ting Internet needs. Currently, substantially all of our computer and communications hardware is located at our facilities or at server hosting facilities in Toronto, Ontario, San Jose, CA and Ashburn, VA. The 2.18 acres of land in Centennial, CO is the Company’s only owned real property.

Our principal administrative, engineering, marketing and sales office is located in Toronto, Ontario. See below for a complete list of leased real property maintained by the Company:

Leased Property:

City, State/Province	Country	Size (square feet)	Purpose
Toronto, ON	Canada	28,100	General Office
Kirkland, WA	United States	22,500	General Office
Sandpoint, ID	United States	21,236	General Office / Fiber Hut
Charlottesville, VA	United States	16,450	General Office
Holly Springs, NC	United States	19,660	General Office / Warehouse / Fiber Hut
St Catharines, ON	Canada	14,100	General Office
Centennial, CO	United States	7,600	General Office / Warehouse
Starkville, MI	United States	4,000	General Office / Warehouse
Bonn, NRW	Germany	2,900	General Office
Westminster, MD	United States	2,300	General Office / Retail

ITEM 3.  LEGAL PROCEEDINGS

We are involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, individually or in aggregate in our opinion, will materially harm our business. We cannot assure you that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of management attention.

On August 30, 2017, Namecheap, Inc. (“Namecheap”) filed a compliant against the Company, eNom, Inc., and unknown John Does in the United States District Court for the Western District of Washington alleging breach of contract, breach of the implied duty of good faith and fair dealing, and unjust enrichment (the “Namecheap Federal Action”). On September 6, 2018, Tucows and Namecheap entered into a settlement agreement, pursuant to which the matter was amicably resolved, and the case dismissed. Namecheap has provided Tucows an administrative fee for services in connection with transferring its domain names off Tucows’ platform.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “TCX”. Our common stock is also traded on the Toronto Stock Exchange under the symbol “TC”.

The following table sets forth the range of high and low sales prices for TCX for the periods indicated:

Year	Fiscal Quarter Ended	High	Low
2018	March 31, 2018	70.05	49.80
	June 30, 2018	66.65	55.10
	September 30, 2018	62.30	51.01
	December 31, 2018	65.07	49.69
2017	March 31, 2017	52.75	35.30
	June 30, 2017	63.20	50.50
	September 30, 2017	60.00	49.70
	December 31, 2017	71.75	54.50

As of March 1, 2019, Tucows had 75 shareholders of record.

We have not declared or paid any cash dividends on our common stock during the fiscal years ended December 31, 2018 and December 31, 2017, and we do not intend to do so in the immediate future, but we may decide to do so in the future depending on ongoing market conditions. Our ability to pay any cash dividends on our common stock, should our Board decide to do so, is also dependent on our earnings and cash requirements and may, from time to time, be governed by the terms of our credit agreements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

2019 Stock Buyback Program:

On February 13, 2019, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 14, 2019 and is expected to terminate on February 13, 2020.

2018 Stock Buyback Program:

On February 14, 2018, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 14, 2018 and terminated on February 13, 2019. No repurchases were made under this program.

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

STOCK PERFORMANCE GRAPH

The following graph and table compares the Company's stock performance to three stock indices over a five-year period assuming a $100 investment was made on the last day of fiscal year 2013.

ITEM 6.     SELECTED FINANCIAL DATA

Beginning with the Company’s Quarterly Report on Form 10-Q ended June 30, 2018 filed with the SEC August 8, 2018, all dollar values of current and comparative figures in the financial statements and accompanying tables have been rounded to the nearest thousand ($000), except when otherwise indicated.

The following table summarizes certain selected financial data. The selected financial data is derived from, and is qualified by reference to, our audited consolidated financial statements for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 and should be read in conjunction with those statements (amounts expressed in thousands, except per share amounts).

	For the year ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations Data

Revenue	$346,013	$329,421	$189,819	$171,687	$146,509
Total cost of revenues	249,243	244,900	126,765	119,629	107,115
Sales and marketing	33,063	29,423	20,755	17,394	14,236
Technical operations and development	8,748	7,258	4,495	4,503	4,306
General and administrative	17,710	13,594	11,405	10,662	9,459
Depreciation, amortization and impairment of indefinite life intangible assets	7,671	7,262	1,451	690	1,400
Loss (gain) on currency forward contracts	254	(98)	(99)	793	358
Total other income (expense), net	(3,169)	(3,007)	66	(73)	(207)
Income before provision for income taxes	26,155	24,075	25,113	17,943	9,428
Provision for (recovery of) income taxes	9,020	1,748	9,046	6,569	3,054
Net income	$17,135	$22,327	$16,067	$11,374	$6,374

Net income per share attributable to common stockholders
Basic	$1.62	$2.12	$1.53	$1.04	$0.57
Diluted	$1.59	$2.07	$1.50	$1.00	$0.54

Weighted average shares used in computing net income per share
Basic	10,605	10,537	10,525	10,969	11,221
Diluted	10,794	10,794	10,714	11,360	11,730

	At December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data
Cash and cash equivalents	$12,637	$18,049	$15,105	$7,723	$8,271
Prepaid domain name registry and ancillary services fees	106,527	127,003	60,390	55,749	56,380
Total assets	339,575	350,650	154,413	129,130	125,795
Deferred revenue	143,694	160,582	77,849	71,594	71,106
Debt	64,601	76,924	10,249	3,500	-
Total liabilities	259,799	290,439	116,596	102,801	90,153
Total stockholders' equity	$79,776	$60,211	$37,817	$26,329	$35,642

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read together with the audited consolidated financial statements of Tucows Inc. (the "Company", "we", "us", "Tucows" or "our") as at December 31, 2018 and December 31, 2017 and for the years ended December 31, 2018, 2017 and 2016 and accompanying notes set forth elsewhere in this report. All financial information is presented in U.S. dollars.

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

We accomplish this by reducing the complexity of our customers’ experience as they access the Internet (at home or on the go) and while using Internet services such as domain name registration, email, and other Internet services. We are organized, managed and report our financial results as two segments, Network Access Services and Domain Services, which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate.

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

For the years ended December 31, 2018, 2017 and 2016, we reported revenue of $346 million, $329 million and $190 million, respectively.

Network Access Services

Network Access Services derives revenue from the sale of retail mobile phones and services to individuals and small businesses through the Ting website, as well as from providing high speed Internet access, and network consulting services to customers in select cities in the United States. Ting provides its mobile and internet customers with access to our provisioning and management tools to enable them, via the ting.com website, to purchase retail mobile phones and services nationally and fixed Internet access in select cities. Revenues are generated in the United States and are provided on a monthly basis with no fixed contract term. As of December 31, 2018, Ting mobile managed mobile telephony services for approximately 163,000 subscribers and had approximately 296,000 devices under management.

Our primary distribution channel for Ting Internet services is through our website, ting.com. We strive to meet or exceed our Network Access Service customers’ needs by providing them with superior services, easy-to-use interfaces and proactive and attentive customer service.

The Company also operates other MVNO brands, Zipsim and Always Online Wireless brands (collectively referred to as “Roam Mobility brands”). Roam Mobility operates as a MVNO on the same nationwide Global System for Mobile communications (“GSM”) network as Ting Mobile and distributes through third-party retail stores and product branded websites. The primary focus of the Roam Mobility brand is to offer affordable roaming service to international travellers.

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

Our wholesale domain name registration service, primarily branded as OpenSRS and eNom, derives revenue from its Domain Service and from providing Value-added services. The OpenSRS and eNom Domain Services manage 23.3 million domain names under the Tucows and eNom ICANN registrar accreditations and for other registrars under their own accreditations, which has decreased by 4.4 million domain names since December 31, 2017. The reduction from prior year is primarily due to the bulk transfer of approximately 2.8 million domain names to Namecheap’s credentials, which occurred in several bulk transfers throughout 2018.  As a result of the bulk transfers of domain names to Namecheap the Company recognized, on an accelerated basis, $16.9 million of revenue and $16.7 million of cost of revenues sold related to previously deferred revenue and deferred prepaid registry fees. The remaining domain names to be transferred to Namecheap, as defined under a settlement agreement between the Company and Namecheap, are expected to be transferred to Namecheap in the first quarter of 2019.

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

Our value-added services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, Internet hosting, WHOIS privacy, publishing tools and other value-added services. All of these services are made available to end-users through a network of 37,000 web hosts, ISPs and other resellers around the world. In addition, we also derive revenue by monetizing domain names which are near the end of their lifecycle through advertising revenue or auction sale.

Our retail domain name registration service, primarily the Hover and eNom portfolio of websites, including eNom, eNom Central and Bulkregister, derive revenues from the sale of domain name registration and email services to individuals and small businesses. Retail domain service also includes our Personal Names Service – based on over 36,000 surname domains – that allows roughly two-thirds of Americans to purchase an email address based on their last name.

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

Network Access Services	Year ended December 31, (1)
	2018	2017	2016
	(in ‘000’s)

Ting Mobile subscribers under management(2)	163	166	147
Ting Mobile devices under management	296	282	245

(1)	For a discussion of these period-to-period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenues discussion below.
(2)	Subsequent to a review of our subscriber base in the first quarter of 2018, our comparative 2017 and 2016 accounts under management were reduced by approximately 6 and 4 respectively.

Domain Services

	Year ended December 31, (1)
	2018	2017	2016
		(in ‘000’s)
Total new, renewed and transferred-in domain name registrations provisioned	17,358	19,361	9,950
Domain names under management
Registered using Registrar Accreditation belonging to the Tucows Group	18,537	22,300	11,356
Registered using Registrar Accreditations belonging to Resellers	4,772	5,400	3,547
Total domain names under management(2)	23,309	27,700	14,903

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.
(2)	Throughout 2018, the Company completed bulk transfers of 2.8 million names, for domain names under management related to Namecheap.

OPPORTUNITIES, CHALLENGES AND RISKS

As a MVNO our Ting Mobile service is reliant on our Mobile Network Operators ("MNOs") providing competitive networks. Our MNOs each continue to invest in network expansion and modernization to improve their competitive positions. Deployment of new and sophisticated technology on a very large-scale entails risks. Should they fail to implement, maintain and expand their network capacity and coverage, adapt to future changes in technologies and continued access to and deployment of adequate spectrum successfully, our ability to provide wireless services to our subscribers, to retain and attract subscribers and to maintain and grow our subscriber revenues could be adversely affected, which would negatively impact our operating margins.

Ting Mobile enjoyed rapid growth in its first four years of operation with the growth slowing for the past two year. During the rapid growth phase we were able to continue to grow gross customer additions and maintain a consistent churn rate, which allowed us to maintain net new customer additions despite the impact of churn on a fast-growing customer base.  We have also been able to supplement organic growth with bulk migrations of customer bases of other MVNOs.   We expect price competition to grow more intense in the industry which could result in increased customer churn or reductions of customer acquisition rates either of which could result in a further slowing growth rate or in certain cases, our ability to maintain growth.

As an ISP, we have invested and expect to continue to invest in new fiber to the home (“FTTH”) deployments in select markets in the United States. The investments are a reflection of our ongoing efforts to build FTTH network via public-private partnerships in communities we identify as having strong, unmet demand for FTTH services.   Given the significant upfront build and operational investments for these FTTH deployments, there is risk that future technological and regulatory changes as well as competitive responses from incumbent local providers, may result in us not fully recovering these investments.

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

Net Revenues

Network Access Services

The Company generates Network Access Services revenues primarily through the provisioning of mobile services. Other sources of revenue include the provisioning of fixed high-speed Internet access as well as billing solutions to ISPs.

Mobile

Ting Mobile wireless usage contracts grant customers access to standard talk, text and data mobile services. Ting Mobile contracts are billed based on the actual amount of monthly services utilized by each customer during their billing cycle and charged to customers on a postpaid basis. Voice minutes, text messages and megabytes of data are each billed separately based on a tiered pricing program. The Company recognizes revenue for Ting Mobile usage based on the actual amount of monthly services utilized by each customer.

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

Our Roam Mobility brands also offer standard talk, text and data mobile services. Roam customers prepay for their usage through the Roam Mobility website. When prepayments are received the amount is deferred, and subsequently recognized as the Company satisfies its obligation to provide mobile services. In addition, revenues associated with the sale of SIM cards are recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

Other services

Other services derive revenues from providing Ting Internet to individuals and small businesses in select cities. In addition, we provide billing, provisioning and customer care software solutions to Internet Service Providers (“ISPs”) through our Platypus billing software. Ting Internet access contracts provide customers Internet access at their home or business through the installation and use of our fiber optic network. Ting Internet contracts are generally prepaid and grant customers with unlimited bandwidth based on a fixed price per month basis. Since consideration is collected before the service period, revenue is initially deferred and recognized as the Company performs its obligation to provide Internet access.

Ting Internet services are primarily contracted through the Ting website, for one month at a time and contain no commitment to renew the contract following each customer’s monthly billing cycle. The Company’s billing cycle for all Ting Internet access customers is computed based on the customer’s activation date. In order to recognize revenue as the Company satisfies its obligations, we compute the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. In addition, revenues associated with the sale of Internet hardware to subscribers are recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

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

Domain Services

Wholesale

Domain registration contracts, which can be purchased for terms of one to ten years, provide our resellers and retail registrant customers with the exclusive right to a personalized internet address from which to build an online presence. The Company enters into domain registration contracts in connection with each new, renewed and transferred-in domain registration. At the inception of the contract, the Company charges and collects the registration fee for the entire registration period. Though fees are collected upfront, revenue from domain registrations are recognized rateably over the registration period as domain registration contracts contain a ‘right to access’ license of IP, which is a distinct performance obligation measured over time. The registration period begins once the Company has confirmed that the requested domain name has been appropriately recorded in the registry under contractual performance standards.

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

Wholesale – Value-Added Services

We derive revenue from domain related value-added services like digital certifications, WHOIS privacy and hosted email and by providing our resellers and retail registrant customers with tools and additional functionality to be used in conjunction with domain registrations. All domain related value-added services are considered distinct performance obligations which transfer the promised service to the customer over the contracted term. Fees charged to customers for domain related value-added services are collected at the inception of the contract, and revenue is recognized on a straight-line basis over the contracted term, consistent with the satisfaction of the performance obligations.

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

Critical Accounting Policies

The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. “Note 2 – Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for the year ended December 31, 2018 (“Fiscal 2018”) included in Part II, Item 8 of this Annual Report, includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Nature of goods and services

The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments. See Note 18 – Segment reporting for more information.

(a)	Network Access Services

The Company generates Network Access Services revenues primarily through the provisioning of mobile services (“Ting Mobile”). Other sources of revenue include the provisioning of fixed high-speed Internet access (Ting Internet) as well as billing solutions to ISPs.

Ting Mobile wireless usage contracts grant customers access to standard talk, text and data mobile services. Ting Mobile contracts are billed based on the actual amount of monthly services utilized by each customer during their billing cycle and charged to customers on a postpaid basis. Voice minutes, text messages and megabytes of data are each billed separately based on a tiered pricing program. The Company recognizes revenue for Ting Mobile usage based on the actual amount of monthly services utilized by each customer.

Ting Internet contracts provide customers Internet access at their home or business through the installation and use of our fiber optic network. Ting Internet contracts are generally prepaid and grant customers with unlimited bandwidth based on a fixed price-per-month basis. Because consideration is collected before the service period, revenue is initially deferred and recognized as the Company performs its obligation to provide Internet access.

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

Our Roam Mobility brands also offer standard talk, text and data mobile services. Roam customers prepay for their usage through the Roam Mobility website. When prepayments are received the amount is deferred, and subsequently recognized as the Company satisfies its obligation to provide mobile services. In addition, revenues associated with the sale of SIM cards are recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

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

Valuation of Goodwill, Intangible Assets and Long-Lived Assets

The excess of the purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At December 31, 2018, we had $90.1 million in goodwill related to our acquisitions and $49.4 million in intangible assets comprised of indefinite life intangibles of $12.4 million and finite life intangible assets of $37.0 million. At December 31, 2017, we had $90.1 million in goodwill related to our acquisitions and $58.4 million in intangible assets comprised of indefinite life intangibles of $12.8 million and finite life intangible assets of $45.7 million. We report our financial results as two operating segments, Domain Services, being wholesale and retail domain name registration services, value added services and portfolio, and Network Access which derives revenue from the sale of retail mobile phones, telephony services, fixed high speed internet access, Internet hosting and network consulting services. Ninety–eight percent of goodwill relates to our Domain Services operating segment and 2% of goodwill relates to our Network Access segment. Of our goodwill balance, $81.0 million is not deductible for tax purposes. Ninety-four percent of intangible assets relate to our Domain Services operating segment and 6% of intangible assets relate to our Network Access operating segment.

We account for goodwill and indefinite life intangible assets in accordance with the Financial Accounting Standards Board’s (“FASB’s”) authoritative guidance, which requires that goodwill and indefinite life intangible assets are not amortized, but are subject to an annual impairment test. We complete our impairment test on an annual basis, during the fourth quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that impairment indicators are present.

Our indefinite life intangible assets consist of surname domain names and direct navigation domain names. In order to maintain our rights to these domain names, we pay annual renewal fees to the applicable domain name registries. Over the course of time, we sometimes decide not to renew certain under-performing domain names and incur an impairment charge associated with such non-renewal. We recorded an impairment charge of nil and $0.1 million in 2018 and 2017 respectively and less than $0.1 million in 2016.

With regard to long-lived assets comprised of property and equipment and finite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-life intangible assets may warrant revision or whether the carrying amount of such assets may not be recoverable and exceed their fair value. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-life intangible assets and property and equipment during 2018, 2017 or 2016.

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

Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of our operating segments to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance, could result in a change in our operating segments, requiring a reallocation and updated impairment analysis of goodwill and indefinite life intangible assets. A goodwill or intangible asset impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. There was no further impairment of goodwill or intangible assets as a result of the annual impairment tests completed during the fourth quarters of 2018, 2017 or 2016.

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

As we account for income taxes under the asset and liability method, we recognize deferred tax assets or liabilities for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities. We record a valuation allowance to reduce the net deferred tax assets when it is more likely than not that the benefit from the deferred tax assets will not be realized. In assessing the need for a valuation allowance, historical and future levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies are considered. In the event that it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment would increase income in the period that such determination was made. Likewise, should it be determined that all or part of a recorded net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period that such determination would be made. At December 31, 2018, the valuation allowance of $4.1 million was related to foreign tax credits and net operating losses that we are not expected to realize.

In connection with the eNom acquisition in 2017, we acquired deferred tax liabilities primarily composed of prepaid registry fees. As a result, we aligned our tax methodology pertaining to the deductibility of prepaid registry fees for our legacy domain services. In addition, on a periodic basis, we evaluate the probability that our deferred tax asset balance will be recovered to assess its realizability. To the extent, we believe it is more likely than not that some portion of our deferred tax assets will not be realized, we will increase the valuation allowance against the deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future taxable income. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require possible material adjustments to these deferred tax assets, impacting net income or net loss in the period when such determinations are made.

In Fiscal 2018, we determined that we were in technical violation with respect to the administrative application of the accounting method change relating to the deductibility of prepaid registry fees. Based on the Company’s examination of administrative practices and precedents by the IRS, we believe that on a more likely than not basis that our tax position will be sustained.  If the position is not sustained, then the accounting method change would be deferred into the following taxation period and we may be subject to incremental taxes as well as interest and penalties.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. For the year ended December 31, 2017, we recorded in our provision for income taxes a net $5.8 million reduction to income tax expense related to the implementation impact of the Act. The net positive impact amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $10.0 million. This positive impact was offset by us recording a valuation allowance of $1.3 million related to prior year foreign tax credits as we have determined there is insufficient foreign source income projected to utilize these credits. In addition, we opted to utilize our 2017 foreign taxes paid as a deduction rather than a credit, the net negative impact of which was $2.9 million, as we have insufficient foreign sourced income to utilize these credits.  The amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was less than $0.1 million.

Recently Issued Accounting Standards

See “Note 2 – Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for information regarding recently issued accounting standards.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2018 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2017

The Company has reclassified certain prior year income statement amounts to conform the current year presentation. As a result of these reclassifications, there were no changes to previously reported net income, comprehensive income and income from operations.

The Company has initially applied ASC 2014-09 (Topic 606) on January 1, 2018 using the modified retrospective method. Under this method, the comparative information is not restated.

NET REVENUES

The following table presents our net revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2018	2017

Network Access Services:
Mobile Services	$89,340	$83,885
Other Services	7,984	5,567
Total Network Access Services	97,324	89,452

Domain Services:
Wholesale
Domain Services	189,434	183,731
Value Added Services	17,756	17,832
Total Wholesale	207,190	201,563

Retail	34,524	31,649
Portfolio	6,975	6,757
Total Domain Services	248,689	239,969

	$346,013	$329,421
Increase over prior period	$16,592
Increase - percentage	5%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2018	2017

Network Access Services:
Mobile Services	26%	25%
Other Services	2%	2%
Total Network Access Services	28%	27%

Domain Services:
Wholesale
Domain Services	55%	56%
Value Added Services	5%	5%
Total Wholesale	60%	61%

Retail	10%	10%
Portfolio	2%	2%
Total Domain Services	72%	73%

	100%	100%

Total net revenues for Fiscal 2018 increased by $16.6 million, or 5%, to $346.0 million from $329.4 million for the fiscal year ended December 31, 2017 (“Fiscal 2017”). The overall increase in revenue was primarily driven by full year impact of the 2017 acquisitions of Enom and Roam Mobility, the expanding footprint of Ting Internet, organic growth in both Ting Mobile services and wholesale domain services and the $16.9 million acceleration of revenue related to the Namecheap bulk transfer of 2.8 million names throughout 2018, a portion of which would have otherwise been recognized after Fiscal 2018. Revenue also increased as compared to fiscal 2017 because eNom revenues 2017 were negatively impacted by amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date which was approximately 10% lower than the historical cost basis of eNom. The increase in revenue was partially offset by a subsequent decline in ongoing domain registrations related to the departure of Namecheap and lower mobile device sales due to reduced demand for higher priced devices. Deferred revenue from domain name registrations and other Internet services at December 31, 2018 decreased to $143.7 million from $160.6 million at December 31, 2017, primarily due to the bulk transfers discussed above.

No customer accounted for more than 10% of revenue during Fiscal 2018 or Fiscal 2017, and no customers accounted for more than 10% of accounts receivable as of December 31, 2018 and 2017. Management judgment is required at the time of recording of revenue to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Network Access Services

Mobile and Other Services

Net revenues from mobile phone equipment and services for Fiscal 2018, as compared to Fiscal 2017, increased by $5.5 million or 7% to $89.3 million. This increase primarily reflects the growth in service revenue, which grew by $6.9 million to $80.4 million as compared to Fiscal 2017. Revenues from the sale of mobile hardware and related accessories decreased by $1.4 million to $8.9 million in Fiscal 2018. The decrease in device revenue was primarily driven by reduced demand for higher-priced devices compared to the Fiscal 2017.

High speed Internet access, and network consulting services generated $8.0 million in revenue during Fiscal 2018, up $2.4 million from Fiscal 2017. Growth in Ting Internet revenues was as a result of the increased Ting Internet footprint in Charlottesville, VA, Westminster, MD and Holly Springs, NC.  The Company began offering Ting Internet in Sandpoint, ID in the second quarter of 2018 and in Centennial, CO in the third quarter of 2018. We expect continued expansions in our existing Ting towns as well as new builds in the Raleigh-Durham region and other communities to be announced to contribute revenue growth in 2019.

As of December 31, 2018, Ting Mobile had 163,000 mobile subscribers and 296,000 mobile devices under its management compared to 166,000 subscribers and 282,000 devices under its management as of December 31, 2017.

Domain Services

Wholesale

During Fiscal 2018, wholesale domain services revenue increased by $5.7 million to $189.4 million. The increase was driven by the accelerated recognition of $16.9 million in domain revenue associated with the Namecheap bulk transfer of 2.8 million names during 2018, of which approximately $5.0 million would have been otherwise recognized after Fiscal 2018. The increase in wholesale domain revenue was also driven by the organic growth and price increases associated with the Company’s existing customer base of $4.9 million. Revenue also increased compared to Fiscal 2017 because eNom revenues and gross margins in 2017 were negatively impacted by amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date which was approximately 10% lower than the historical cost basis of eNom. The increase in revenue was partially offset by a decrease in revenue associated with a decline in the number of overall transactions from new, renewed and transferred-in domain name registrations, which has decreased to 17.4 million from 19.4 million when compared to Fiscal 2017. The overall decrease in new, renewed and transferred-in domain name registrations was primarily driven by the migration of Namecheap, a low margin customer who moved their domain management and domain transaction processing to their own accreditation and in-house system. We anticipate that the number of new, renewed and transferred-in domain name registrations will continue to be impacted by decisions that large volume customers make with regard to acquiring their own accreditations, as well as the impact on the market, of the significant expansion in the number of new gTLDs added pursuant to the implementation of ICANN’s new gTLD Program. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility of these factors could affect the growth of domain names that we manage.

Value-added services decreased by $0.1 million to $17.8 million when compared to Fiscal 2017. The decrease in revenue from Fiscal 2017 was primarily driven by decreased expiry stream revenue.

Retail

Net revenues from retail for Fiscal 2018, as compared to Fiscal 2017, increased by $2.9 million to $34.5 million. This increase was primarily due to the full year impact of the acquisition of eNom and to a lesser extent growth in our incumbent retail operations, Hover.

Portfolio

Net revenues from portfolio for Fiscal 2018, as compared to Fiscal 2017, increased by $0.2 million to $7.0 million. The increase is primarily due to a large bulk sale of names in the fourth quarter of 2018.

COST OF REVENUES

Network Access Services

Mobile

Cost of revenues for mobile services includes the costs of provisioning mobile services, which is primarily our customers' voice, messaging, data usage provided by our Network Operators, and the costs of providing mobile phone hardware, which is the cost of mobile phone devices and SIM cards sold to our customers, order fulfillment related expenses, and inventory write-downs.

Other Services

Cost of revenues for other services primarily includes the costs for provisioning high speed Internet access, which is comprised of network access fees and software licenses and the costs of providing hardware. Hardware costs are comprised of network routers sold to our customers, order fulfillment related expenses, inventory write-downs and fees paid to third-party service providers primarily for printing services in connection with billing services to ISPs.

Wholesale

Domain Service

Cost of revenues for domain registrations represents the amortization of registry and accreditation fees on a basis consistent with the recognition of revenues from our customers, namely rateably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are initially recorded as prepaid domain registry fees. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the period. Market development funds that do not represent a payment for distinct goods or services provided by the Company, and thus do not meet the criteria for revenue recognition under ASU 2014-09, are reflected as cost of goods sold and are recognized as earned.

Value-Added Services

Costs of revenues for value-added services include licensing and royalty costs related to the provisioning of certain components of related to hosted email and fees paid to third-party hosting services. Fees payable for trust certificates are amortized on a basis consistent with the provision of service, generally one year, while email hosting fees and monthly printing fees are included in cost of revenues in the month they are incurred.

Retail

Costs of revenues for our provision and management of Internet services through our retail sites, Hover.com and the eNom branded sites, include the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely rateably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are recorded as prepaid domain registry fees.

Portfolio

Costs of revenues for our portfolio represent the amortization of registry fees for domains added to our portfolio over the renewal period, which is generally one year, the value attributed under intangible assets to any domain name sold and any impairment charges that may arise from our assessment of our domain name intangible assets. As the total names in our portfolio continue to grow, this cost will become a more significant component of our cost of revenues. Payments for domain registrations are payable for the full term of service at the time of activation of service and are recorded as prepaid domain registry fees and are expensed rateably over the renewal term.

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

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2018	2017

Network Access Services:
Mobile Services	$46,061	$45,335
Other Services	3,994	3,305
Total Network Access Services	50,055	48,640

Domain Services:
Wholesale
Domain Services	160,216	161,013
Value Added Services	3,154	2,450
Total Wholesale	163,370	163,463

Retail	17,725	17,346
Portfolio	953	1,151
Total Domain Services	182,048	181,960

Network Expenses:
Network, other costs	9,846	9,324
Network, depreciation and amortization costs	7,294	4,976
	17,140	14,300

	$249,243	$244,900
Increase over prior period	$4,343
Increase - percentage	2%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2018	2017

Network Access Services:
Mobile Services	18%	19%
Other Services	2%	1%
Total Network Access Services	20%	20%

Domain Services:
Wholesale
Domain Services	65%	66%
Value Added Services	1%	1%
Total Wholesale	66%	67%

Retail	7%	7%
Portfolio	0%	0%
Total Domain Services	73%	74%

Network Expenses:
Network, other costs	4%	4%
Network, depreciation and amortization costs	3%	2%
	7%	6%

	100%	100%

Total cost of revenues for Fiscal 2018 increased by $4.3 million, or 2%, to $249.2 million from $244.9 million in Fiscal 2017. This increase primarily resulted from the increase in network and people costs associated with the continuing expansion of the Ting Fiber footprint and to a lesser extent, restructuring charges associated with terminating an unfavourable Roam Mobility service supply contract. Prepaid domain registration and other Internet services fees as of December 31, 2018 decreased by $20.5 million, or 16%, to $106.5 million from $127.0 million at December 31, 2017.

Network Access Services

Mobile and Other Services

Cost of revenues from mobile phone equipment and services for Fiscal 2018, as compared to Fiscal 2017, increased by $0.7 million or 2% to $46.1 million. This increase primarily reflects the impact of mobile service costs of revenue which grew by $2.3 million to $36.5 million as compared to Fiscal 2017. The increase in mobile service costs of revenue include restructuring charges associated with terminating an unfavourable Roam Mobility service supply contract for $0.4 million. Mobile hardware, shipping and related accessories costs decreased $1.6 million to $9.6 million. The decrease in device cost of revenue was primarily driven by reduced demand for higher-priced devices compared to the Fiscal 2017.

In addition, in Fiscal 2018, we incurred costs of $4.0 million in provisioning high speed Internet access and network consulting services as compared to $3.3 million during Fiscal 2017. The increase in costs was primarily due to the expansion of the Ting Fiber foot print and increasing subscriber base.

Domain Services

Wholesale

Domain Service

Costs for wholesale domain services for Fiscal 2018 decreased by $0.8 million to $160.2 million, when compared to Fiscal 2017. The decrease was driven by a $8.9 million decrease due to the decline in overall transactions from new, renewed and transferred-in domain name registrations to 17.4 million from 19.4 million when compared to Fiscal 2017. The overall decrease in new, renewed and transferred-in domain name registrations was primarily driven by the migration of Namecheap, a low margin customer who moved their domain management and domain transaction processing to their own accreditation and in-house system. The decrease was partially offset by the accelerated recognition of $16.7 million in cost of revenue associated with the Namecheap bulk transfer of 2.8 million names during 2018, of which approximately $4.9 million would have been otherwise recognized after Fiscal 2018. The decrease was also offset by organic growth in existing customers $3.2 million.

Value-Added Services

Costs for wholesale value-added services for Fiscal 2018 increased by $0.7 million to $3.2 million, when compared to Fiscal 2017. The increase in cost of revenue is primarily related to organic growth in certification and email sales during Fiscal 2018.

Retail

Costs for retail for Fiscal 2018 increased by $0.4 million, to $17.7 million, when compared to Fiscal 2017. This increase was primarily due to the full year impact of the acquisition of eNom and to a lesser extent growth in our incumbent retail operations, Hover.

Portfolio

Costs for portfolio decreased by $0.2 million for Fiscal 2018, to $1.0 million when compared to Fiscal 2017, the decrease in cost is primarily driven by a lower cost per name sold as compared to Fiscal 2017.

Network Expenses

Network costs for Fiscal 2018 increased by $2.8 million to $17.1 million when compared to Fiscal 2017, which is primarily driven by the increase in network costs and depreciation of the fiber assets associated with the continuing expansion of the Ting Fiber footprint.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2018	2017
Sales and marketing	$33,063	$29,423
Increase over prior period	$3,640
Increase - percentage	12%
Percentage of net revenues	10%	9%

Sales and marketing expenses for Fiscal 2018 increased by $3.6 million, or 12%, to $33.1 million as compared to Fiscal 2017. This increase primarily related to a $3.3 million increase in workforce, travel, contract services and stock-based compensation, which was driven by the growth in network access initiatives. In addition, marketing and other expenses increased $0.3 million largely to support and acquire Ting Mobile and fixed Internet access subscribers.

Excluding movements in exchange rates, we expect sales and marketing expenses for the fiscal year ending December 31, 2019 (“Fiscal 2019”) to increase in absolute dollars, as we adjust our marketing programs and sales and customer support personnel costs to support our network access services marketing and customer service needs.

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

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2018	2017
Technical operations and development	$8,748	$7,258
Increase over prior period	$1,490
Increase - percentage	21%
Percentage of net revenues	3%	2%

Technical operations and development expenses for Fiscal 2018 increased by $1.5 million, or 21%, to $8.7 million. The increase in costs relate primarily to the full year impact of the eNom acquisition, increased salaries and benefits, contract services and stock-based compensation driven by an expanding workforce and wage inflation.

Excluding movements in exchange rates, we expect technical operations and development expenses for Fiscal 2019, in absolute dollars, to increase when compared to Fiscal 2018 to support the ongoing growth in our operations.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2018	2017
General and administrative	$17,710	$13,594
Increase over prior period	$4,116
Increase - percentage	30%
Percentage of net revenues	5%	4%

General and administrative expenses for Fiscal 2018 increased by $4.1 million, or 30%, to $17.7 million as compared to Fiscal 2018. The increase was primarily the result of an increase in workforce, contract services and stock-based compensation related costs of $3.8 million due to expanding workforce, unfavourable foreign exchange impacts and wage inflation. The increase was also related to an increase in credit card processing fees and other administrative costs of $0.3 million.

Excluding movements in exchange rates, we expect general and administrative expenses for Fiscal 2019, in absolute dollars, to increase when compared to Fiscal 2018 largely to support the growth of our business.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2018	2017
Depreciation of property and equipment	$424	$585
Decrease over prior period	$(161)
Decrease - percentage	(28)%
Percentage of net revenues	0%	0%

Depreciation costs for Fiscal 2018 decreased to $0.4 million when compared to $0.6 million for Fiscal 2017. The decrease is driven by decreased purchases of equipment in 2018, compared to 2017 when the Company’s purchased equipment increased due to the acquisition of eNom.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2018	2017
Amortization of intangible assets	$7,247	$6,566
Increase over prior period	$681
Increase - percentage	10%
Percentage of net revenues	2%	2%

Amortization of intangible assets increased $0.7 million for Fiscal 2018, to $7.2 million. The increase in amortization is primarily related to customer acquisitions totalling $0.6 million throughout 2018 and the full year impact of acquisitions during 2017.

Network rights, brand and customer relationships acquired in connection with the acquisitions the BRI Group in February 2015, the international reseller channel of Melbourne IT in April 2016, eNom in January 2017, and Roam Mobility in September of 2017 and immaterial acquisitions in 2018 are amortized on a straight-line basis over seven years.

IMPAIRMENT OF INDEFINITE LIFE INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2018	2017
Impairment of indefinite life intangible assets	$-	$111
Decrease over prior period	$(111)
Decrease - percentage	(100%)
Percentage of net revenues	-%	0%

As part of our normal renewal process, we assess whether certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. should not be renewed and be allowed to expire.  During Fiscal 2018, we renewed all of the acquired domain names.  In Fiscal 2017, we assessed that that acquired domain names with a book value of less than $0.1 million should be written off and accordingly, we recorded an impairment of indefinite life intangible assets.

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

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2018	2017
Loss (gain) on currency forward contracts	$254	$(98)
Increase over prior period	$352
Increase - percentage	359%
Percentage of net revenues	0%	0%

We have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through December 2019. During Fiscal 2018, the Company recorded a net loss of $0.2 million on the change in fair value of outstanding contracts as well as less than $0.1 million realized loss on matured contracts. In Fiscal 2017 the Company recorded a net loss of less than $0.1 million for the change in fair value of outstanding contracts and a gain $0.1 million of settlements of contracts not designated as hedges.

At December 31, 2018, our balance sheet reflects a derivative instrument liability of $1.3 million as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2018	2017
Other income (expense), net	$(3,169)	$(3,007)
Increase over prior period	$(162)
Increase - percentage	5%
Percentage of net revenues	1%	1%

Other expenses increased by $0.2 million when compared to Fiscal 2017 primarily due to interest incurred on our credit facility with the majority of the borrowings on the credit facility to support the build-out of the Ting Fiber network. Within Other expense we also recognized $0.5 million of a positive financial contribution from a Joint Marketing agreement that we entered into in February 2015 where we waived our rights under a proposed joint venture to operate the online registry. The recognition of this gain was consistent with the amount recognized in Fiscal 2017. The deferred gain has been fully recognized as of December 31, 2018.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2018	2017
Provision for income taxes	$9,020	$1,748
Increase in provision over prior period	$7,272
Increase - percentage	416%
Effective tax rate	34%	7%

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

Fiscal 2018 includes tax on profits of $26.2 million compared to $24.1 million for Fiscal 2017. Our Fiscal 2017 income tax expense benefited from a net $5.8 million positive implementation impact from the Tax cuts and Jobs Act of 2017, more fully described below as well as the inclusion of a $2.8 million tax recovery related to the adoption of ASU 2016-09 in Fiscal 2017, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense on a prospective basis. The Fiscal 2018 tax recovery related to excess tax benefits related to employee share-based was $0.7 million.

On December 22, 2017, the Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, bonus depreciation that will allow for full expensing of qualified property, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings.

In Fiscal 2018, the Company was able to utilize the bonus depreciation with respect to its continued investment in the Ting Internet business. The impact of this, together with the reduction in tax rate to 21%, make it unlikely we will ultimately be able to fully claim the Fiscal 2018 foreign taxes paid in future years. In addition, the Company generated net operating losses of $0.2 million which it does not expect to be able to utilize in the future. As such, we have taken a valuation allowance for foreign tax credits not utilized for 2018 income tax purposes and net operating losses not expected to be utilized in the future, the net negative effect of which is a $2.8 million addition to income tax expense.

In Fiscal 2017, we reflected a net $5.8 million non-cash tax benefit through income from continuing operations for the re-measurement impact related to the changes in tax laws included in the Act. The primary driver of this re-measurement was the result of the reduction in the corporate tax rate from 35% to 21% which resulted in our recognizing, based on the rates at which they are expected to reverse in the future, a $10.0 million non-cash tax benefit through income from continuing operations for the re-measurement of our deferred tax assets and liabilities. This amount was partially offset by our recording a valuation allowance of $1.3 million related to prior year Foreign Tax Credits that we have determined are no longer more likely than not to be used as the tax rate in the jurisdiction where these Foreign Tax Credits is generated is higher than the 21% corporate tax rate.  In addition, the impact of the prepaid registry fee deduction, more fully described below, together with the reduction in the tax rate to 21% made it unlikely we would be able to claim the Fiscal 2017 foreign taxes paid in future years and as such opted to utilise the foreign taxes paid as a deduction for 2017 income tax purposes, the net negative effect of which was a $2.9 million addition to income tax expense.

We had approximately $nil of total gross unrecognized tax benefit as of December 31, 2018 compared to $15,000 as of December 31, 2017.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in “Note 9 – Income Taxes” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

The following table reconciles net income to adjusted EBITDA:

Reconciliation of Net income to Adjusted EBITDA	Twelve months ended December 31,
(In Thousands of US Dollars)	2018	2017	2016
(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income for the period	$17,135	$22,327	$16,067
Depreciation of property and equipment	5,722	3,728	1,824
Amortization of intangible assets	9,243	8,400	953
Impairment of intangible assets	-	111	43
Interest expense, net	3,687	3,567	450
Provision for income taxes	9,020	1,748	9,046
Stock-based compensation	2,574	1,457	799
Unrealized loss (gain) on change in fair value of forward contracts	207	17	(323)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	943	(805)	829
Acquisition and other costs[1]	1,526	806	442

Adjusted EBITDA	$50,057	$41,356	$30,130

[1]Acquisition and other costs represents transaction-related expenses, transitional expenses, such as duplicative post-acquisition expenses, related to our acquisition of eNom in January 2017. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA for the year ended December 31, 2018 increased by $8.7 million, or 21% to $50.1 million when compared to the year ended December 31, 2017 with the increase primarily driven by an increase in gross margin compared to 2017 which is related to the fact that eNom’s deferred revenue was recorded at fair value at the acquisition date which was approximately 10% lower than the historical cost basis of eNom. Adjusted EBITDA also increased due to the full year impact of the acquisition of eNom and to a lesser extent growth in domain services and Ting Mobile. Adjusted EBITDA for the year ended December 31, 2017 increased by $11.2 million, or 37% to $41.3 million when compared to the year ended December 31, 2016 with the increase primarily driven by the acquisition of eNom and to a lesser extent growth in domain services and Ting Mobile.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis. The impact of the fair value adjustment on outstanding hedged contracts for Fiscal 2018 was a net loss in other comprehensive income of $0.8 million compared to a net loss of $0.1 million for Fiscal 2017.

The following table presents other comprehensive income for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2018	2017
Other comprehensive income (loss)	$(810)	$(100)
Decrease over prior period	$(710)
Decrease - percentage	710
Percentage of net revenues	(0)	(0)%

The impact of the fair value adjustments on outstanding hedged contracts during 2018 was a loss in OCI of $1.0 million as compared to a gain of $0.5 million during 2017. The decrease in OCI is associated with the fact that at December 31, 2018, the Company had $36.5 million outstanding hedged forward contracts, as compared to Fiscal 2017 the Company had nil outstanding hedged forward contracts.

The net amount reclassified to earnings during 2018 was a gain of $0.2 million compared to a loss of $0.6 million during 2017.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2017 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2016

NET REVENUES

The Company has initially applied ASC 2014-09 (Topic 606) on January 1, 2018 using the modified retrospective method. Under this method, the comparative information is not restated.

The following table presents our net revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2017	2016

Network Access Services:
Mobile Services	$83,885	$70,127
Other Services	5,567	4,179
Total Network Access Services	89,452	74,306

Domain Services:
Wholesale
Domain Services	183,731	89,010
Value Added Services	17,832	8,642
Total Wholesale	201,563	97,652

Retail	31,649	14,630
Portfolio	6,757	3,231
Total Domain Services	239,969	115,513

	$329,421	$189,819
Increase over prior period	$139,602
Increase - percentage	74%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2017	2016

Network Access Services:
Mobile Services	25%	37%
Other Services	2%	2%
Total Network Access Services	27%	39%

Domain Services:
Wholesale
Domain Services	56%	46%
Value Added Services	5%	5%
Total Wholesale	61%	51%

Retail	10%	8%
Portfolio	2%	2%
Total Domain Services	73%	61%

	100%	100%

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

Network Access Services

Mobile and Other Services

Net revenues from Ting Mobile phone equipment and services for Fiscal 2017, as compared to Fiscal 2016, increased by $13.8 million or 20% to $83.9 million. This increase primarily reflects the impact the larger Ting subscriber base is having on Ting Mobile service revenue which grew by $11.1 million to $73.6 million as compared to Fiscal 2016 as well as the acquisition of the consumer related mobile roaming assets from Otono Networks Inc. (“Otono”) in September 2017. Revenues from the sale of mobile hardware and related accessories increased slightly by $2.7 million to $10.3 million in Fiscal 2017. This increase was due to increased mix of higher priced devices attributed to the increased sales of new Apple mobile devices under the direct supply agreement signed in the second quarter of 2017.

High speed Internet access, and network consulting services generated $5.6 million in revenue during Fiscal 2017, up $1.4 million from Fiscal 2016. Growth in High speed Internet access revenues was as a result of the increased Ting Fiber Internet footprint in Holly Springs, NC and Westminster, MD in Fiscal 2017. We expect continued expansions in Westminster, MD, Holly Springs, NC and Charlottesville, VA as well as new builds in Sandpoint, ID and Centennial, CO to contribute to revenue growth in 2018.

As of December 31, 2017, Ting Mobile had 166,000 mobile subscribers and 282,000 mobile devices under its management compared to 147,000 subscribers and 245,000 devices under its management as of December 31, 2016.

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

Value-added services increased by $9.2 million to $17.8 million when compared to Fiscal 2016. This increase was primarily due to the acquisition of eNom. Our gross margins were negatively impacted by amortizing into revenue, deferred revenue that was recorded at fair value at the acquisition date which was approximately 10% lower than the historical basis of eNom.

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

COST OF REVENUES

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2017	2016

Network Access Services:
Mobile Services	$45,335	$35,915
Other Services	3,305	1,910
Total Network Access Services	48,640	37,825

Domain Services:
Wholesale
Domain Services	161,013	72,948
Value Added Services	2,450	2,032
Total Wholesale	163,463	74,980

Retail	17,346	6,766
Portfolio	1,151	616
Total Domain Services	181,960	82,362

Network Expenses:
Network, other costs	9,324	5,210
Network, depreciation and amortization costs	4,976	1,368
	14,300	6,578

	$244,900	$126,765
Increase over prior period	$118,135
Increase - percentage	93%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2017	2016

Network Access Services:
Mobile Services	19%	28%
Other Services	1%	2%
Total Network Access Services	20%	30%

Domain Services:
Wholesale
Domain Services	66%	59%
Value Added Services	1%	2%
Total Wholesale	67%	61%

Retail	7%	5%
Portfolio	0%	0%
Total Domain Services	74%	66%

Network Expenses:
Network, other costs	4%	3%
Network, depreciation and amortization costs	2%	1%
	6%	4%

	100%	100%

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

Network Access Services

Mobile and Other Services

Cost of revenues from Ting Mobile phone equipment and services for Fiscal 2017, as compared to Fiscal 2016, increased by $9.4 million or 26% to $45.3 million. This increase primarily reflects the impact the larger subscriber base had on Ting Mobile service cost of revenue as well as the acquisition of the mobile roaming assets from Otono Networks in September 2017 which combined grew by $5.7 million to $34.1 million as compared to Fiscal 2016. Mobile hardware, shipping and related accessories costs increased $3.7 million to $11.2 million reflecting an increased mix of higher cost devices attributed to the increased sales of new Apple mobile devices under the direct supply agreement signed in the second quarter of 2017.

In addition, in Fiscal 2017, we incurred costs of $3.3 million in provisioning high speed Internet access and network consulting services as compared to $1.9 million during Fiscal 2016. The increase in costs was primarily due to the expansion of the Ting Fiber foot print and increasing subscriber base.

Domain Services

Wholesale

Costs for wholesale domain and value-added services for Fiscal 2017 increased by $88.5 million to $163.5 million, when compared to Fiscal 2016. These increases were due to the acquisition of eNom and to a lesser extent acquisition of the international reseller channel of Melbourne IT in 2016.

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

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2017	2016
Sales and marketing	$29,423	$20,755
Increase over prior period	$8,668
Increase - percentage	42%
Percentage of net revenues	9%	11%

Sales and marketing expenses for Fiscal 2017 increased by $8.7 million, or 42%, to $29.4 million as compared to Fiscal 2016. This increase primarily related to a $6.6 million increase in workforce, travel and other workforce related costs driven by the growth in network access initiatives and the acquisition of eNom. In addition, marketing and other expenses increased $2.1 million largely to support and acquire Ting Mobile and fixed Ting Internet access subscribers.

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

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2017	2016
Technical operations and development	$7,258	$4,495
Increase over prior period	$2,763
Increase - percentage	61%
Percentage of net revenues	2%	2%

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

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2017	2016
General and administrative	$13,594	$11,405
Decrease over prior period	$2,189
Decrease - percentage	19%
Percentage of net revenues	4%	6%

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

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2017	2016
Depreciation of property and equipment	$585	$504
Decrease over prior period	$82
Decrease - percentage	16%
Percentage of net revenues	0%	0%

Depreciation costs for Fiscal 2017 increased to $0.6 million when compared to $0.5 million for Fiscal 2016 driven primarily by the acquisition of eNom.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2017	2016
Amortization of intangible assets	$6,566	$905
Increase over prior period	$5,661
Increase - percentage	625%
Percentage of net revenues	2%	0%

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

IMPAIRMENT OF INDEFINITE LIFE INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2017	2016
Impairment of indefinite life intangible assets	$111	$43
Increase over prior period	$69
Increase - percentage	161%
Percentage of net revenues	0%	0%

As part of our normal renewal process during Fiscal 2017 and Fiscal 2016, we assessed that certain domain names acquired in the June 2006 acquisition of Mailbank.com Inc. should not be renewed and were allowed to expire. Accordingly, these domain names, with a book value of $0.1 million and less than $0.1 million have been written off and recorded as impairment of indefinite life intangible assets for Fiscal 2017 and Fiscal 2016, respectively.

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

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2017	2016
Loss (gain) on currency forward contracts	$(98)	$(99)
Increase over prior period	$1
Increase - percentage	(1)%
Percentage of net revenues	0%	0%

We have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through December 2017. The impact of the fair value adjustment on outstanding contracts for Fiscal 2017 was a net loss of less than $0.1 million compared to net gain of $0.3 million for Fiscal 2016. The impact of the fair value adjustment on outstanding contracts was decreased by a realized gain upon settlement of currency forward contracts of $0.1 million for Fiscal 2017 compared to a realized loss of $0.2 million for Fiscal 2016.

At December 31, 2017, we did not hold any forward contracts.

OTHER INCOME AND (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2017	2016
Other income (expense), net	$(3,007)	$66
Increase over prior period	$(3,073)
Increase - percentage	(4,630)%
Percentage of net revenues	(1)%	0%

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

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2017	2016
Provision for income taxes	$1,748	$9,046
Decrease in provision over prior period	$(7,298)
Decrease - percentage	(81)%
Effective tax rate	7.3%	36.0%

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

Fiscal 2017 includes tax on profits of $24.1 million compared to $25.1 million for Fiscal 2016. Our Fiscal 2017 income tax expense benefited from a net $5.8 million positive implementation impact from the Act, more fully described below, as well as the inclusion of a $2.8 million tax recovery related to the adoption of ASU 2016-09 in Fiscal 2017, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense on a prospective basis.

On December 22, 2017, the Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result have recorded $5.8 million in reduced income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $10.0 million. This amount was partially offset by our recording a valuation allowance of $1.3 million related to prior year Foreign Tax Credits that we have determined are no longer more likely than not to be used because the tax rate in the jurisdiction where these Foreign Tax Credits is generated is higher than the 21% corporate tax rate.  In addition, in connection with the eNom acquisition, we acquired deferred tax liabilities primarily composed of prepaid registry fees.  As a result, we aligned our tax methodology pertaining to the deductibility of prepaid registry fees for our legacy domain services.  The impact of this together with the reduction in tax rate to 21% make it unlikely we will be able to claim the fiscal 2017 foreign taxes paid in future years and as such opted to utilise the foreign taxes paid as a deduction for 2017 income tax purposes, the net negative effect of which is a $2.9 million addition to income tax expense.  The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was less than $0.1 million.

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

The following table presents other comprehensive income for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2017	2016
Other comprehensive income (loss)	$(99)	$1,209
Decrease over prior period	$(1,308)
Decrease - percentage	(108)%
Percentage of net revenues	(0)%	1%

Liquidity and capital resources

As of December 31, 2018, our cash and cash equivalents balance decreased $5.4 million when compared to December 31, 2017. Our principal uses of cash were $19.6 million in loan repayments, $1.2 million for the remaining 10% interest in Ting Virginia, LLC, $0.3 million of other costs including tax payment associated with stock option exercises net of proceeds, $0.6 million of acquisitions of customer relationships and continued investment in property and equipment of $27.9 million. These uses of cash were offset by proceeds from an advances of $7.0 million from our 2017 Amended Credit Facility (defined below) to fund Fiber to the Home program (“FTTH”) and cash provided by operating activities of $37.2 million.

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

The 2017 Amended Credit Agreement contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of December 31, 2018, we were in compliance with all our covenants.

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

For more information on the 2017 Amended Credit Agreement, please see Note 8 -Loan Payable of the Notes to the Consolidated Financial Statements of the Company.

Other Credit Facilities

In addition to the 2017 Amended Credit Agreement, the Company is party to a Loan Agreement with BMO, as amended from time to time, most recently in June 2017 (the “2012 Amended Credit Agreement”), pursuant to which the Company currently maintains a treasury risk management facility and credit card facility.

The treasury risk management facility under the 2012 Amended Credit Agreement provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the 2012 Amended Credit Agreement, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of December 31, 2018, the Company held contracts in the amount of $40.5 million to trade U.S. dollars in exchange for Canadian dollars.

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

Cash Flow from Operating Activities

Year ended December 31, 2018

Net cash inflows from operating activities were $37.2 million, an increase of 17% when compared to the prior year. Net income, after adjusting for non-cash charges, during Fiscal 2018 was $35.4 million, an increase of 18% when compared to the prior year. Net income included non-cash charges and recoveries of $18.3 million such as depreciation, amortization, impairment of indefinite life intangible asset, excess tax benefits on stock-based compensation, stock-based compensation, the provision for unrealized losses on currency forward contracts and a recovery for deferred tax. This generation of cash from net income was further increased by our increasing working capital of $1.8 million. We generated $24.9 million from movements in accounts receivables, deferred registration costs, accounts payable and income taxes recoverable. These positive contributions were offset by cash use of $23.1 million to invest in deferred revenue, accreditation fees, inventory, prepaid expenses and deposits, customer deposits and accrued liabilities.

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

Cash Flow from Financing Activities

Year ended December 31, 2018

Net cash outflows from financing activities during Fiscal 2018 totaled $12.9 million as compared to cash inflows of $65.2 million during Fiscal 2017. Net cash inflows of $7.0 million resulting from draws on the 2017 Amended Credit Facility to fund the FTTH capital expenditures and general working capital requirements. These cash inflows were partially offset by outflows of $19.6 million of principal repayments relating to our 2017 Credit Amended Credit Facility, $0.3 million outflow from the net impact of exercise of stock options.

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

Year ended December 31, 2016

Net cash inflows from financing activities during Fiscal 2016 totaled $0.7 million as compared to cash outflows of $20.6 million during the year ended December 31, 2015. Net cash inflows of $11.0 million resulting from draws on the 2016 Credit Facility to repay balances outstanding of the 2012 Demand Loan Facilities and to fund FTTH capital expenditures and the proceeds from a $6.0 million draw on the 2012 Demand Loan Facilities to fund the Melbourne IT reseller channel acquisition. These cash inflows were partially offset by outflows of $7.2 million resulting from the repurchasing of 308,416 of our shares during Fiscal 2016 through our open market stock buyback that commenced on February 9, 2016, principal repayments of $9.8 million relating to our 2012 Demand Loan Facilities and 2016 Credit Facility, $0.5 million of discount and debt issuance costs, and a $0.2 million outflow from the net impact of exercise of stock options.

Cash Flow from Investing Activities

Year ended December 31, 2018

Investing activities during the Fiscal 2018 used net cash of $29.7 million as compared to using $94.1 million during Fiscal 2017.

In the second half of Fiscal 2018, the Company purchased customer relationships related to hosting and mobile services for $0.6 million.

On February 14, 2018, the Company acquired the remaining 10% interest in Ting Virginia, LLC. for a consideration of $1.2 million. The consideration was funded through cash flow from operations. See Note 3(a) of the Notes to the Consolidated Financial Statements included in this report.

In addition, the Company invested $27.9 million in property and equipment, primarily to support the continued expansion of our fiber footprint. The Company continues to invest in our Ting towns of Charlottesville, VA, Holly Springs, NC and Westminster, MD. We expect our capital expenditures on building and expanding our fiber network to remain significant during Fiscal 2019, including construction of new networks in the greater Raleigh-Durham area.

Year ended December 31, 2017

Investing activities during the Fiscal 2017 used net cash of $94.1 million as compared to using $14.4 million during Fiscal 2016.

On January 20, 2017, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with its indirect wholly owned subsidiary, Tucows (Emerald), LLC, Rightside Group, Ltd., and Rightside Operating Co., pursuant to which Tucows (Emerald), LLC purchased from Rightside Operating Co. all of the issued and outstanding capital stock of eNom, a domain name registrar business.  The purchase price was $76.2 million, net of cash of $1.6 million and purchase price adjustments of $5.7 million relating primarily to a working capital deficit. In 2017, the Company incurred acquisition related expenditures of $0.3 million in connection with this acquisition.  The purchase price and the majority of the related acquisition costs were financed through borrowings under Facility D of the 2017 Amended Credit Agreement.  On June 13, 2017, the parties entered into an amendment to the Purchase Agreement, which, among other things, amended certain definitions contained in the Purchase Agreement.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018.

Contractual Obligations

For the purpose of the contractual obligations table below, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed below is estimated based on information available to us as of December 31, 2018. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at December 31, 2018 (Dollar amounts in thousands of US dollars):

Contractual Obligations for the year ending December 31,	Contractual Lease Obligations (1)	Purchase Obligations (2)	Total Obligations
2019	1,748	44,938	46,686
2020	1,084	5,068	6,152
2021	1,198	388	1,586
2022	1,182	379	1,561
2023	1,153	370	1,523
Thereafter	7,195	795	7,990
	$13,560	$51,938	$65,498

(1) Contractual lease obligations include an agreement to extend the lease of the Company's principal administrative office located in Toronto, ON. Prior to the extension, the lease agreement was set to expire on December 31, 2020. The new agreement extends the lease period from 2021 to 2030. Not including additional building operating expenses, the Company has committed to lease payments of $7.4 million over the term of the lease extension.

(2) Purchase obligations include all other legally binding service contracts for mobile telephone services and other operational agreements to be delivered during Fiscal 2019 and subsequent years. Note, Purchase Obligations do not include interest payments on the Company’s credit facilities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of December 31, 2018. We are also subject to market risk exposure related to changes in interest rates under our 2017 Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

As of December 31, 2018, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value of liability

January - March 2019	9,955	1.3131	355
April - June 2019	10,381	1.3154	332
July - September 2019	9,881	1.3136	310
October - December 2019	10,327	1.3174	279
	$40,544	1.3149	$1,276

As of December 31, 2018, the Company had $40.5 million of outstanding foreign exchange forward contracts which will convert to CDN $53.3 million. Of these contracts, $36.5 million met the requirements for hedge accounting.

As of December 31, 2017, the Company did not have any outstanding foreign exchange forward contracts.

We have performed a sensitivity analysis model for foreign exchange exposure over the year ended December 31, 2018. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the year ended December 31, 2018. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in pre-tax net income for the year ended December 31, 2018 of approximately $3.4 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of December 31, 2018, we had an outstanding balance of $64.6 million on the 2017 Amended Credit Facility.  The 2017 Amended Credit Facility bears a base interest rate based on borrowing elections by the Company and the Company’s total Funded Debt to EBITDA plus LIBOR.  As of December 31, 2018, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on 2017 Amended Credit Facility by approximately $0.7 million, assuming that the loan balance as of December 31, 2018 is outstanding for the entire period.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018 our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of our evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2018.

KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements and expressed an unqualified opinion thereon. KPMG has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018. These reports are set forth at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

 Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls over financial reporting occurred during Fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Mr. Burnham, a member of our Board, is a  member of Union Square Ventures, LLC (“USV LLC”) and entered into a fee compensation agreement with  USV LLC on December 1, 2017, under which Mr. Burnham agreed to hold the Company’s stock option grants to him in his individual capacity, and upon the exercise of such options, Mr. Burnham will transfer to USV LLC the shares acquired in the option exercise or, with the consent of USV LLC, a cash payment equal to the fair market value of such shares.  In connection with such option exercise and transfer, USV LLC will extend to Mr. Burnham an interest-free loan in an amount equal to the exercise price of the option, and any transfer of acquired shares or cash payment will, to the extent not in excess of the amount of the loan (if any), first be deemed as repayment of the loan.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Allen Karp	Chairman of the Board since September 2012 and Director since October 2005

Mr. Karp, 78, was with Cineplex Odeon Corporation in various positions from 1986 to 2005, retiring as Chairman and Chief Executive Officer in 2002 and as Chairman Emeritus in 2005. From 1966 to 1986, he practiced law at the law firm of Goodman and Carr LLP, where he was named partner in 1970. Mr. Karp was until recently a Director of Brookfield Real Estate Services Inc., where he also served on the Audit Committee and as the Chair of the Corporate Governance Committee. From 2004 to 2014, Mr. Karp was Chairman of the Board of Directors of IBI Group Inc., as well as Chairman of the Nominating, Governance and Compensation Committee. Mr. Karp is a past director of the Toronto International Film Festival Group, where he served as Chairman of the Board from 1999 to 2007 and served as Chairman of its Corporate Governance Committee from 2007 to 2012. Additionally, Mr. Karp has previously served as director of several other public corporations.

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

Rawleigh H. Ralls	Director since May 2009

Mr. Ralls, 56, was a founding partner of Lacuna, LLC, an investment management company focused on both public and private companies, which he formed in October 2006.  Prior thereto, from 1999 to 2006, he was Chairman of Netidentity.com, an Internet email and web hosting company, where he led corporate strategy and development until the firm’s sale in 2006. Mr. Ralls currently serves on the Board of Directors of a number of private companies.

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

Mr. Gissin, 60, has served since 2010 as a managing partner in Helios Energy Investment, a renewable energy investment fund. From 2005 to 2010, Mr. Gissin served as the Chief Executive Officer of BCID Ltd., an investment company focusing on infrastructure development projects in China. From 2000 to 2005, Mr. Gissin served as the Chief Executive Officer of IP Planet Networks Ltd., an Israeli satellite communication operator providing Internet backbone connectivity and solutions to Internet Service Providers. From 1995 to 2000, Mr. Gissin was Vice President, Business Development of Eurocom Communications Ltd., a holding company that controls several telecommunications services, equipment and Internet companies in Israel.

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

Mr. Noss, 56, is our President and Chief Executive Officer and has served in such capacity since the completion of our merger with Tucows Delaware in August 2001. From May 1999 until completion of the merger in August 2001, Mr. Noss served as President and Chief Executive Officer of Tucows Delaware. Before that, from April 1997 to May 1999, Mr. Noss served as Vice President of Corporate Services of Tucows Interactive Ltd., which was acquired by Tucows Delaware in May 1999.

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

Mr. Schwartz, 56, has served as a director of Dorel Industries since 1987 and as Executive Vice President and Chief Financial Officer since 2003. Mr. Schwartz is a graduate of McGill University in Montreal and has a degree in the field of business administration.

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

Robin Chase, 60, is a transportation entrepreneur. She is co-founder and former CEO of Zipcar, founded in 2000, the world’s leading carsharing network; as well as co-founder of Veniam, founded in 2012, a network company that moves terabytes of data between vehicles and the cloud.. She has recently co-founded her first nonprofit, NUMO, a global alliance to channel the opportunities presented by new urban mobility technologies to build cities that are sustainable and just. Her recent book is Peers Inc: How People and Platforms are Inventing the Collaborative Economy and Reinventing Capitalism.

She sits on the Boards of the Tucows, World Resources Institute and Future Planet Capital, and serves on the Dutch multinational DSM’s Sustainability Advisory Board. In the past, she served on the boards of Veniam and the Massachusetts Department of Transportation, the French National Digital Agency, the National Advisory Council for Innovation & Entrepreneurship for the US Department of Commerce, the Intelligent Transportations Systems Program Advisory Committee for the US Department of Transportation, the OECD’s International Transport Forum Advisory Board, the Massachusetts Governor’s Transportation Transition Working Group, and Boston Mayor’s Wireless Task Force.

Ms. Chase lectures widely, has been frequently featured in the major media, and has received many awards in the areas of innovation, design, and environment, including the prestigious Urban Land Institute’s Nicols Prize as Urban Visionary, Time 100 Most Influential People, Fast Company Fast 50 Innovators, and BusinessWeek Top 10 Designers. Robin graduated from Wellesley College and MIT’s Sloan School of Management, was a Harvard University Loeb Fellow, and received an honorary Doctorate of Design from the Illinois Institute of Technology.

Ms. Chase’s experience operating companies at the chief executive officer level along with her numerous experiences on these boards and councils qualify her to be a director of Tucows.

Brad Burnham	Director since January 2017

Brad Burnham, 64, is the co-founder and a current Partner of Union Square Ventures (“USV”), founded in 2003, an early stage venture capital firm in New York. USV has invested in more than 75 Internet services, including, Twitter, Inc., Tumblr Inc, Etsy, Inc., Indeed Inc, Zynga Inc, and Foursqare Labs, Inc. Prior to USV, Brad was a partner at AT&T Ventures, the venture capital arm of AT&T. AT&T Ventures invested in consumer facing Internet services like Audible, telecommunications technology companies such as Argon, Xedia, and Juniper Networks, and Competitive Local Exchange Carriers (CLECs) such as Knology, and Data Local Exchange Carriers (DLECs) such as Covad. Prior to joining AT&T Ventures, Brad was the founder and CEO of Echo Logic, a software tools company spun out of Bell Laboratories. Earlier in his career, Brad held a number of management positions in sales, marketing and business development at AT&T Computer Systems. He began his career as a sales representative at New York Telephone.  Mr. Burnham also currently serves on the boards of directors of several non-public organizations.

Mr. Burnham has extensive experience in investing in and serving on the boards of numerous internet service companies which qualify him to be a director of Tucows.

Our directors are elected annually and serve until the election or appointment and qualification of their successors or their earlier death, resignation or removal.

Executive Officers

The required information regarding our executive officers is set forth in Part I hereof under the caption “Executive Officers and Key Employees of the Registrant” and is incorporated herein by reference.

Governance Principles

The governance principles of our Board of Directors (“Board”) include the charters of our Audit Committee and our Corporate Governance, Nominating and Compensation Committee. Our governing principles also include our Code of Business Conduct and Ethics which includes specifics for our senior officers, including our Chief Executive Officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Each of these documents can be obtained without charge from our Internet web site at tucows.com. Amendments and waivers of our ethics policy for our senior officers will either be posted on our website or filed with the SEC on a Current Report on Form 8-K. Our Board approved updated Charters and policies in November 2018 at the regular meeting of the Board and the approved documents are posted on our website.

Mr. Karp and Mr. Ralls, two of our independent directors, served as Co-Chairmen of the Board until September 2018.  Mr. Ralls stepped down as co-chair at the Annual General Meeting on September 4, 2018 and Mr. Karp now serves as lead independent director. Our Board currently consists of seven directors, six of whom the Board has determined are “independent” within the meaning of the independence requirements prescribed by the listing standards of the NASDAQ Capital Market. The Board believes that this structure, which provides an overwhelming majority of independent directors, coupled with the Board meeting in executive session without any management directors or non-independent directors present, is an appropriate structure for Tucows’ Board. We believe that this structure provides appropriate and independent oversight by the Board. The Board regularly consults with our Chief Executive Officer, who is also a director, and our Corporate Governance, Nominating and Compensation Committee to review the various types of risk that affect Tucows and the strategies to mitigate such risks. The Board believes that this structure has been effective.

Meetings

Our Board met seven times during Fiscal 2018. Our Board also took action by unanimous written consent on one occasion during Fiscal 2018. Each director attended at least 80% of the total number of meetings of the Board during Fiscal 2018.

Executive Sessions of Independent Directors

A majority of the independent directors meet quarterly in executive sessions without members of our management present. Mr. Karp is responsible for chairing the executive sessions.

Policy Regarding Attendance

Directors are expected, but are not required, to attend board meetings, meetings of committees on which they serve, and shareholder meetings, and to spend the time needed and meet as frequently as necessary to discharge their responsibilities properly.  Jeffrey Schwartz attended our 2018 annual meeting of shareholders in person and the Board of Directors were available by teleconference.

Committees

Our Board has two committees, an audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, and a corporate governance, nominating and compensation committee. Our committees generally meet in connection with regularly scheduled quarterly and annual meetings of the Board, with additional meetings held as often as its members deem necessary to perform its responsibilities. From time to time, depending on the circumstances, the Board may form a new committee or disband a current committee.

The Audit Committee currently consists of Mr. Schwartz (Chair), Mr. Karp and Mr. Gissin, all of whom are independent directors as prescribed by the listing standards of the NASDAQ Capital Market.

The Audit Committee held five meetings during Fiscal 2018. The Audit Committee also took action by unanimous written consent on one occasion during Fiscal 2018. Each member of the Audit Committee each attended at least 80% of the total number of meetings of the committee during Fiscal 2018. The Audit Committee’s purposes are to:

●	Provide oversight of the Company’s accounting and financial reporting processes and the audit of the Company’s financial statements;

●

Assist the Board in oversight of (i) the integrity of the Company’s financial statements, (ii) the Company’s compliance with legal and regulatory requirements, (iii) the qualifications, independence and performance of the Company’s independent registered public accounting firm, and (iv) the Company’s internal accounting and financial controls;

●	Provide to the Board such information and materials as it may deem necessary to make the Board aware of significant financial matters that require the attention of the Board; and

●	Oversee the management of risks associated with the Company’s financial reporting, accounting and auditing matters.

Each of the members of our Audit Committee is an independent director and satisfies the independence standards as prescribed by the listing standards of the NASDAQ Capital Market and Rule 10A-3 under the Exchange Act and is able to read and understand fundamental financial statements including balance sheets, income statements and cash flow statements. Additionally, the Board has determined that Mr. Schwartz qualifies as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K. The Board has adopted a written charter for the Audit Committee, which the Audit Committee has reviewed and determined to be in compliance with the rules prescribed by the listing standards of the NASDAQ Capital Market and which is available at tucows.com.

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

The Corporate Governance, Nominating and Compensation Committee held five meetings during Fiscal 2018. The Corporate Governance, Nominating and Compensation Committee took action by unanimous written consent on two occasions during the 2018 fiscal year. Each member of the Corporate Governance, Nominating and Compensation Committee each attended at least 80% of the total number of meetings of the committee during Fiscal 2018. The Corporate Governance, Nominating and Compensation Committee’s purposes are to:

●	Identify individuals qualified to become board members, consistent with criteria approved by the Board.
●	Select, or recommend that the Board select, the director nominees for election at each annual meeting of stockholders.
●	Oversee the evaluation of the Board and management.
●

Review and approve corporate goals and objectives relevant to the Company’s Chief Executive Officer (“CEO”) compensation, evaluate the CEO's performance in light of those goals and objectives, and, either as a committee or together with the other independent directors (as directed by the Board), determine and approve the CEO's compensation level based on this evaluation.

●	Review and approve non-CEO Executive compensation including incentive compensation and equity-based compensation.
●	Provide oversight of the Company’s compensation policies and plans and benefits programs, and overall compensation philosophy.
●	Administer the Company’s equity compensation plans for its executive officers and employees and the granting of equity awards pursuant to such plans or outside of such plans; and
●	Cause to be prepared the report of the Corporate Governance, Nominating and Compensation required by the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The Corporate Governance, Nominating and Compensation Committee may delegate authority to one or more members of this committee or one or more members of management when appropriate, but no such delegation is allowed if the authority is required by law, regulation or listing standard to be exercised by the Corporate Governance, Nominating and Compensation Committee as a whole. The Board has adopted a written charter for the Corporate Governance, Nominating and Compensation Committee, which the Corporate Governance, Nominating and Compensation Committee has reviewed and determined to be in compliance with the rules prescribed by the listing standards of the NASDAQ Capital Market and which is available at tucows.com.

Our executive officers do not play a formal role in determining their compensation. However, Jessica Johannson, our Vice President, Human Resources (“VP HR”), reviews (i) information the Company purchased from PayScale Surveys and (ii) published trends for the year from a variety of public sources, and, after consulting with Mr. Noss, our Chief Executive Officer, provides consolidated information outlining management’s recommendation regarding executive officer compensation based on title to the Corporate Governance, Nominating and Compensation Committee. The Corporate Governance, Nominating and Compensation Committee then reviews and discusses the information provided with our CEO and VP, HR and then determines the total compensation for each named executive office, as it deems appropriate.

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

Our Board and its committees meet throughout the year on a set schedule, and also hold special meetings and act by written consent from time to time as appropriate. The independent directors meet without management present at regularly scheduled executive sessions at each quarterly Board meeting and some special Board meetings. Our Board has delegated certain responsibilities and authority to its Audit Committee and Corporate Governance, Nominating and Compensation Committee. The Audit Committee periodically discusses with management the Company's policies and guidelines regarding risk assessment and risk management, as well as the Company's major financial risk exposures and the steps that management has taken to monitor and control such exposures. The Audit Committee also reviews, evaluates and recommends changes to the Company’s financial reporting policies and procedures. The Corporate Governance, Nominating and Compensation Committee reviews and evaluates the risks underlying the Company’s compensation policies and plans and recommends changes to these policies and plans accordingly. Our Board believes that risk oversight actions taken by our Board and its committees are appropriate and effective at this time.

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

Currently our Chairman is Mr. Karp, while Mr. Noss serves as our Chief Executive Officer. Mr. Karp is an independent director. Mr. Karp has extensive executive leadership skills, long-standing senior management and board experience, a strong ethics and compliance focus and audit committee experience.

We believe that this leadership structure for our Board provides us with the most effective level of oversight over the Company’s business operations while at the same time enhancing our Board’s ability to oversee our enterprise-wide approach to risk management and corporate governance and best serves the interests of our shareholders. It allows for a balanced corporate vision and strategy, which is necessary to address the challenges and opportunities we face at this time and demonstrates our commitment to good corporate governance. In addition, it allows for appropriate oversight of the Company by our Board, fosters appropriate accountability of management and provides a clear delineation of responsibilities for each position.

Role of the Board in Risk Oversight

One of our Board’s key functions is providing oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through our Board as a whole, as well as through Board of Directors standing committees that address risks inherent in their respective areas of oversight. In particular, our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, our Corporate Governance, Nominating and Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking, monitors our major legal compliance risk exposures and our program for promoting and monitoring compliance with applicable legal and regulatory requirements, and our Board is responsible for monitoring and assessing strategic risk exposure and other risks not covered by our committees.

The full Board (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives reports on the risks we face from our Chief Executive Officer or other members of management to enable us to understand our risk identification, risk management and risk mitigation strategies. When a committee receives the report, the chairman of the relevant committee reports on the discussion to the full Board during that committee’s reports portion of the next Board meeting. However, it is the responsibility of the committee chairs to report findings regarding material risk exposures to our Board as quickly as possible.

Director Nomination

Our Corporate Governance, Nominating and Compensation Committee is responsible for identifying potential nominees to our Board. In considering candidates for nomination, our Corporate Governance, Nominating and Compensation Committee seeks individuals who evidence strength of character, mature judgment, career specialization, relevant technical skills or financial acumen, diversity of viewpoint and industry knowledge. As set forth in the charter of our Corporate Governance, Nominating and Compensation Committee, our Board endeavors to have directors who collectively possess a broad range of skills, expertise, industry and other knowledge and business and other experience useful to the effective oversight of our business. In addition, our Board also seeks members from diverse backgrounds so that our Board consists of members with a broad spectrum of experience and expertise and with a reputation for integrity. In determining whether to nominate a current director for re-election, our Corporate Governance, Nominating and Compensation Committee will take into account these same criteria as well as the director’s past performance, including his or her participation in and contributions to the activities of the Board.

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

Communications with our Board of Directors

A Tucows’ shareholder who wishes to communicate with our Board may send correspondence to the attention of our Secretary at 96 Mowat Avenue, Toronto, Ontario M6K 3M1 Canada. The Secretary will submit the shareholder’s correspondence to the Chairman of the Board, the Chairman of the appropriate committee, or the appropriate individual director, as applicable.

Director Compensation

Under the terms of our 2006 Amended and Restated Equity Compensation Plan (the “2006 Plan”), we make automatic formula grants of nonqualified stock options to our non-employee directors and members of committees of our Board as described below. All stock-based compensation for our non-employee directors is governed by our 2006 Plan or its predecessor, our 1996 Equity Compensation Plan (the “1996 Plan”). All options granted under the automatic formula grants vest after one year, have an exercise price equal to the fair market value per common share as determined by the per share price as of the close of business on the date of grant and have a five-year term. Options are granted to directors under the 2006 Plan as follows:

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

In November 2017, the Board approved a new fee structure for 2018 that simplified the Director compensation structure with annual fees and eliminates per meeting attendance fees. Commencing with Fiscal 2018, each date on which we hold our annual meeting of shareholders, each non-employee director in office immediately before and after the annual election of directors receives an automatic grant of options to purchase shares of our common stock.  The initial grant was set at 3,750 options based on a $60 per share price with the actual grant each year to be determined based on the share price 30 days prior to the annual election of directors.   Each non-employee member of the Board will receive $30,000 annually, the Chairman of the Board will additionally receive $15,000; each Chair of the Audit Committee and Corporate Governance, Nomination and Compensation Committee will additionally receive $7,500; and each member of the Audit Committee and Corporate Governance, Nomination and Compensation Committee will additionally receive $12,000.

We also purchase directors and officers’ liability insurance for the benefit of our directors and officers as a group in the amount of $30 million. We also reimburse our directors for their reasonable out-of-pocket expenses incurred in attending meetings of our Board or its committees.

The table below shows all compensation paid to each of our non-employee directors during 2018. Each of the directors listed below served for the entire year.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
(a)	(b)	(d)	(h)
Allen Karp	$76,500	$60,300	$136,800
Rawleigh Ralls	53,250	60,300	113,550
Erez Gissin	42,000	60,300	102,300
Robin Chase	42,000	60,300	102,300
Jeffrey Schwartz	61,500	60,300	121,800
Brad Burnham	30,000	60,300	90,300
	$305,250	$361,800	$667,050

(1)

On September 4, 2018 under the 2006 Plan, our non-employee directors were awarded these automatic formula option grants. Under the 2006 Plan, these options will vest one year after the grant date and carry an exercise price of $57.95. All these options remained outstanding as of December 31, 2018 and have a five-year term. The aggregate grant date fair value of the option grants was calculated in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 and based on the Black-Scholes option-pricing model and used the same assumptions that are set forth in “Note 13 – Stock Option Plans” of the Notes to the Consolidated Financial Statements including Part II, Item 8 of this Annual Report.

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

We believe that, under the SEC’s rules and based solely upon our review of the copies of the Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons, any such reports have been filed in a timely manner.

Stock ownership of management

We encourage stock ownership by our directors, officers and employees to align their interests with the interests of shareholders. Under Section 16(a) of the Exchange Act, directors, officers and certain beneficial owners of the Company’s equity securities are required to file reports of their transactions in the Company’s equity securities with the SEC on specified due dates.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Philosophy

We recognize that our success depends to a great degree on the integrity, knowledge, imagination, skill, diversity and teamwork of our employees. To this end, attracting and retaining the level of executive talent we need to be successful in accomplishing our mission of providing simple useful services that help people unlock the power of the Internet is a key objective of our executive compensation program. Our executive compensation program is designed to ensure we have the talent we need to maintain our current high-performance standards and grow our business for the future. As such, we aim to provide competitive compensation packages for all our key positions, including our Named Executive Officers (“NEOs”) that are guided by market rates and tailored to account for the specific needs and responsibilities of the particular position as well as the performance and unique qualifications of the individual employee. For Fiscal 2018, our NEO's include Messrs. Noss, Singh Woroch, Silverstein and Fausett.

This Compensation Discussion and Analysis (“CD&A”) provides comprehensive information about our executive compensation program for our Fiscal 2018 NEOs, who are listed below, and provides context for the decisions underlying the compensation reported in the executive compensation tables in this Annual Report. Our NEOs are:

Elliot Noss	President and Chief Executive Officer (“CEO”)
Davinder Singh	Chief Financial Officer (“CFO”)
David Woroch	Executive Vice-President, Domains (“EVP, Domains”)
Jason Silverstein	Vice-President, Corporate Operations (“VP, Corporate Operations”)
Bret Fausett	Chief Legal Officer & General Counsel (“General Counsel”)

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

Provides competitive short- term incentive opportunities for our executives to earn annual cash bonuses based on performance objectives that, if attained, can reasonably be expected to (i) promote our business and strategic objectives and (ii) correspond to those paid to similarly-situated and comparably skilled executives at peer companies

• Company performance measures • Service performance measures
Stock Options Grants	Annual long-term equity awards that vest over four years	Provides variable compensation that helps to retain executives and ensures our executives’ interests are aligned with those of shareholders to grow long-term value	• Job responsibilities • Individual contributions • Future potential • Value of vested and unvested outstanding equity awards • Internal pay equity

The weight of each of these components has to date not been determined by any particular formula, although our overall mix of total compensation has historically emphasized retention value. The specific mix of components has been and will continue to be within the discretion and business judgment of our Board and the Corporate Governance, Nominating and Compensation Committee, which has placed greater emphasis on considerations specific to the individual holding a particular executive position rather than on general market data.

Role of Shareholder Say-on-Pay Votes

We provide our shareholders with the opportunity to cast a triennial advisory vote on executive compensation, or a Say-on-Pay proposal. At our annual meeting of stockholders held on September 5, 2017, 98% of the votes cast on the Say- on-Pay proposal at that meeting were voted in favor of the compensation of our NEOs, as described in the proxy statement for the 2017 annual meeting. Accordingly, the Corporate Governance, Nominating and Compensation Committee believes that this affirms stockholder support for our executive compensation policies and practices, and no material changes have been made to such policies and practices as a result of our Say-on-Pay proposal and voting results in September 2017.

At the 2014 Annual Meeting, a majority of our stockholders approved, as recommended by our Board, a proposal for our stockholders to be provided with the opportunity to cast a non-binding advisory vote on compensation of our NEOs every three years. Our Board believed that this frequency would be appropriate as a triennial vote would provide the Company with sufficient time to engage with stockholders to understand and respond to the “say-on-pay” vote results and to put in place any changes to the Company’s compensation program as a result of such discussions, if necessary. The next stockholder advisory (non-binding) vote on executive compensation will be held at our upcoming 2020 Annual Meeting.

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

In addition, in determining the appropriate level of total compensation for our NEOs, the Corporate Governance, Nominating and Compensation Committee (i) reviews and considers the performance of each NEO, and (ii) considers, for each NEO, the estimated amount of total compensation:

●	we would be willing to pay to retain that person;
●	we would have to pay to replace the person; and
●	the individual could otherwise command in the employment marketplace.

Our Vice President, Human Resources reviews comparative data derived from market research and publicly available information for each of the NEOs and then recommends compensation levels for all employees to our CEO. The CEO then, after consultation with the Vice President, Human Resources, makes recommendations to the Corporate Governance, Nominating and Compensation Committee regarding total compensation for each NEO. The Corporate Governance, Nominating and Compensation Committee reviews and discusses the information and then determines the total compensation for each NEO, as it deems appropriate.

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

In connection with the Corporate Governance, Nominating and Compensation Committee's annual review process, each of our NEOs were awarded standard merit increases effective January 1, 2018 and 2019. Exceptions were made in 2018 for Mr. Noss who was awarded an additional ten vacation days in lieu of an increase and Mr. Singh who was awarded a 20% increase to reflect the promotion to CFO from Vice-President, Finance.

Annual Cash Incentive Bonuses

We use annual cash incentive bonuses to communicate specific goals that are of primary importance during the coming year and motivate our senior officers and NEOs to achieve these goals. Each year, we assess if our corporate financial and strategic objectives are optimally aligned with our management incentive compensation plan to motivate and reward our senior executives, including our NEOs, to attain specific short-term performance objectives that, in turn, further our long- term business objectives. These objectives are based upon corporate or service-related targets, rather than individual objectives. In setting target payout levels under our management incentive compensation plan, our Corporate Governance, Nominating and Compensation Committee considers historical payouts, the total cost to the company should performance objectives be achieved and our retention needs.

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

The performance goals under our management incentive compensation plan consists of two components; namely, an incentive bonus and an overachievement bonus, each with established thresholds and maximum achievement levels.

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

Incentive Bonus program

The table below summarizes the 2018 and 2019 incentive bonus opportunities for our NEOs.

Named Officer	Target incentive Bonus Opportunity(1)		Basis for Target incentive Bonus
	2019	2018
Elliot Noss	$154,735	$168,088	100% Corporate Adjusted EBITDA for Compensation(2)
Davinder Singh	$39,665	$43,088	100% Corporate Adjusted EBITDA for Compensation(2)
David Woroch	$101,422	$110,175	100% Domain Services targets
Jason Silverstein	$47,250	$47,250	100% Corporate Adjusted EBITDA for Compensation(2)
Bret Fausett	$63,000	$63,000	100% Corporate Adjusted EBITDA for Compensation(2)

(1)

All dollar amounts below are shown U.S. dollars. Amounts payable in Canadian dollars for 2019 have been converted into U.S. dollars based upon the exchange rate of 1.3633 Canadian dollars for each U.S. dollar, the Oanda exchange rate as at December 31, 2018. Amounts that were payable in Canadian dollars during the 2018 fiscal year have been converted into U.S. dollars based upon the exchange rate of 1.2550 Canadian dollars for each U.S. dollar, which represents the average Oanda exchange rate for 2017.

(2)

Adjusted EBITDA for Compensation is a non-GAAP measure and excludes depreciation, amortization of intangibles, income tax provision, interest expense, interest income, stock-based compensation, asset impairment, net deferred revenue, which comprises the change in deferred revenue, net of prepaid domain name registry and other Internet services fees, to reflect the material amount of cash we collect and pay for domain registrations and other Internet services at the time of activation, gains and losses from unrealized foreign currency transactions and infrequently occurring items. Gains and losses from unrealized foreign currency transactions removes the unrealized effect of the change in the mark-to-market values on outstanding unhedged foreign currency contracts, as well as the unrealized effect from the translation of monetary accounts denominated in non-U.S. dollars to U.S. dollars and infrequently occurring items. Under relevant SEC rule, we are not required to present reconciliation of Adjusted EBITDA for Compensation to GAAP financial measures if Adjusted EBITDA for Compensation is presented in connection with disclosure of target levels in the CD&A.

Our Corporate Governance, Nominating and Compensation Committee met in February 2019 and determined the achievement of the financial objectives applicable under the management incentive compensation plan for 2018 had been not been fully achieved. As the Company did not meet its Adjusted EBITDA for Compensation targets for the fiscal year ended December 31, 2018, the Corporate Governance, Nominating and Compensation Committee assessed that 82% of the incentive bonuses for all our NEO’s was payable. With the exception of Mr. Woroch, who earned 92% of his targeted bonus, all other bonuses were assessed at 82% of target.

In connection with the Corporate Governance, Nominating and Compensation Committee’s annual review process, the Committee also approved a new set of performance goals under our management incentive compensation plan for Fiscal 2019 and decided not to increase the incentive bonus target opportunity for our NEOs.

Overachievement Bonus Program

The Overachievement Bonus Program is designed to further incent our employees, senior management and NEOs to exceed the Company’s Adjusted EBITDA for compensation goals. In assessing our overall performance for Fiscal 2018, the Corporate Governance, Nominating and Compensation Committee deemed that no overachievement bonus should be payable for Fiscal 2018.

Equity-Based Awards

We believe that equity-based awards encourage our NEOs to focus on the long-term performance of our business. Our Board grants equity awards to executives and other employees in order to enable them to participate in the long-term appreciation of our stock price. Additionally, we believe our equity awards provide an important retention tool for our NEOs, as they are subject to multi-year vesting. To date, we have not adopted stock ownership guidelines for our NEOs.

Historically, we have granted equity-based awards in the form of stock options, including options granted at the commencement of employment and additional awards each year. The size of the initial option grant made to each NEO upon joining our company is primarily based on competitive conditions applicable to the NEO's specific position. For subsequent equity grants to our NEOs, our Corporate Governance, Nominating and Compensation Committee receives input from our CEO and Vice President, Human Resources.

In connection with its annual review process, the Corporate Governance, Nominating and Compensation Committee approved, effective June 5, 2018, the following stock option awards to our NEOs. These stock options vest in equal installments on each of the first four anniversaries of the grant date, generally subject to the NEO’s continued employment with us. No grants have yet been awarded for Fiscal 2019.

Name	Number of stock options	Aggregate Grant Date Fair Value (US dollars)

Elliot Noss	4,500	$105,930
Davinder Singh	2,250	52,965
David Woroch	2,250	52,965
Jason Silverstein	2,250	52,965
Bret Fausett	1,125	26,483

Severance and Change of Control Benefits

Our Board believes that it is necessary to offer senior members of our executive team severance benefits to ensure that they remain focused on executing our strategic plans, including in the event of a proposed or actual acquisition. We have entered into employment agreements with our NEOs to provide them with additional severance benefits upon an involuntary termination of employment under specified circumstances prior to and following a change of control. The terms of these agreements are described below in "Potential Payments on Termination or Change in Control."

Perquisites

We do not provide any significant perquisites or other personal benefits to our NEOs.

Benefits

We provide the following benefits to our NEOs. We believe these benefits are typical of the companies with which we compete for employees:

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

The Committee considers the impact of Section 162(m) when designing our Executive Compensation Program and structured our Executive Bonus Plan, stock plans and performance share programs so that a number of awards may be granted under these plans and programs in a manner that complies with the requirements imposed by Section 162(m). Tax deductibility is not the primary factor used by the Committee in setting compensation, however, and corporate objectives may not necessarily align with the requirements for full deductibility under Section 162(m). We believe it is important to preserve flexibility in administering compensation programs as corporate objectives may not always be consistent with the requirements for full deductibility. While our Corporate Governance, Nominating and Compensation Committee has not adopted a formal policy regarding tax deductibility of compensation paid to our NEOs, our Corporate Governance, Nominating and Compensation Committee may exercise discretion to pay non-deductible compensation if following the requirements of Section 162(m) would not be in the interests of our shareholders.

Compensation Risk Assessment

The Corporate Governance, Nominating and Compensation Committee oversaw the performance of a risk assessment of our Executive Compensation Program to ascertain any potential material risks that may be created by this  program. Because performance-based incentives are used in our executive compensation program, it is important to ensure that these incentives do not result in our NEOs taking unnecessary or excessive risks or any other actions that may conflict with our long-term interests. The Corporate Governance, Nominating and Compensation Committee considered the following attributes of our Executive Compensation Program:

•	the balance between short- and long-term incentives;
•

use of qualitative as well as quantitative performance factors in determining compensation payouts, including minimum and maximum performance thresholds, funding that is based on actual results measured against pre-approved financial and operational goals and metrics that are clearly defined;

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

Compensation Committee Report

The Corporate Governance, Nominating and Compensation Committee has reviewed and discussed the foregoing CD&A with management and, based on such review and discussions, the Corporate Governance, Nominating and Compensation Committee has recommended to the Board that the CD&A be included in this Annual Report.

Submitted by the following members of the Corporate Governance, Nominating and Compensation Committee:

Allen Karp, Chair Rawleigh Ralls Jeffrey Schwartz Robin Chase

Summary Compensation Table

The following Summary Compensation table provides a summary of the compensation earned by our NEOs, including our Chief Executive Officer, our Chief Financial Officer, and our next three most highly compensated executive officers for services rendered in all capacities during 2018. Specific aspects of this compensation are dealt with in further detail in the tables that follow. All dollar amounts below are shown in U.S. dollars. If necessary, amounts that were paid in Canadian dollars during the 2018 fiscal year were converted into U.S. dollars based upon the exchange rate of 1.2945 Canadian dollars for each U.S. dollar, which represents the average Oanda exchange rate for 2018.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
(a)	(b)	(c)	(d)		(f)	(i)	(j)
Elliot Noss	2018	$320,587	$141,359	$—	$105,930	$8,111	$575,987
President and Chief Executive Officer	2017	$319,797	$123,853	$—	$—	$8,091	$451,741
	2016	$304,075	$147,210	$—	$136,420	$7,924	$595,629

Davinder Singh(4)	2018	229,915	34,254	—	52,965	6,953	324,087
Chief Financial Officer	2017	170,687	31,748	—	42,240	6,935	251,610
	2016	148,742	18,868	—	127,555	5,377	300,542

Bret Fausett(5)	2018	250,000	51,660	—	26,483	—	328,143
Chief Legal Officer	2017	81,571	—	—	196,300	—	277,871

Jason Silverstein(6)	2018	236,385	38,845	—	52,965	7,500	335,695
Vice President, Corporate Operations	2017	218,249	33,000	—	172,494	6,250	429,993

David Woroch	2018	215,473	99,041	—	52,965	6,953	374,432
Executive Vice President, Domains	2017	208,677	106,549	—	—	6,935	322,161
	2016	198,415	102,834	—	68,210	6,566	376,025

(1)

Represents bonus earned under our incentive programs during the fiscal years ended December 31, 2018, 2017 and 2016 and bonus earned under our overachievement bonus programs during the fiscal year ended December 31, 2016.

Of the 2018 amount, the following amounts were paid in February 2019:

Elliot Noss	$58,461
Davinder Singh	$14,986
Bret Fausett	$22,601
Jason Silverstein	$16,951
David Woroch	$41,790

Of the 2017 amount, the following amounts were paid in February 2018:

Elliot Noss	$55,347
Davinder Singh	$14,187
Jason Silverstein	$15,225
David Woroch	$49,012

Of the 2016 amount, the following amounts were paid in February 2017:

Elliot Noss	$64,404
Davinder Singh	$16,054
David Woroch	$46,605

(2)

Represents the aggregate grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see “Note 13 “Stock Options” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, for a discussion of the assumptions underlying these calculations.

(3)	Amounts reported in this column are comprised of the following items:

		Additional
		Health	Car	Health Club	All Other
		Spending	Allowance	Membership	Compensation
	Year	Credits ($)	($)	($)	($)
Elliot Noss	2018	$1,159	$6,952	$—	$8,111
	2017	1,156	6,935	—	8,091
	2016	1,132	6,792	—	7,924

Davinder Singh	2018	1,159	5,794	—	6,953
	2017	1,156	5,779	—	6,935
	2016	1,132	4,245	—	5,377

Bret Fausett	2018	—	—	—	—
	2017	—	—	—	—

Jason Silverstein	2018	—	7,500	—	7,500
	2017	—	6,250	—	6,250

David Woroch	2018	1,159	5,794	—	6,953
	2017	1,156	5,779	—	6,935
	2016	1,132	5,434	—	6,566

(4) Mr. Singh was appointed to his position as CFO effective April 1, 2017.

(5) Mr. Fausett joined the Company in October 2017.

(6) Mr. Silverstein joined the Company in January 2017 as a result of our acquisition of eNom.

Executive Pay Ratio

In August 2015 pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer (‟PEO”). The Company’s PEO is Mr. Noss. The annual total compensation for fiscal year 2018 for our PEO was $513,652, and for the median employee was $39,056. The resulting ratio of our PEO’s pay to the pay of our median employee for fiscal year 2018 is 13 to 1.

The measurement was prepared as of December 31, 2018 based on active employees as at that date and total compensation for the annual period then ended. The Company utilized tax records to determine the total annual compensation based on gross employment income for each individual Form W-2 or equivalent for our international subsidiaries. Gross employment income includes salaries, bonus, company medical benefits, car allowance and benefits from exercise of stock-options. We determined the compensation of our median employee (i) by calculating the annual total compensation described above for each of our employees, (ii) ranking the annual total compensation of all employees except for the PEO from lowest to highest and (iii) determining the Median Employee. The Median Employee’s Fiscal 2018 compensation was then determined in a manner consistent with the Summary Compensation Table above and compared to the PEO to derive the ratio.

Grants of Plan-Based Awards

The following table sets forth information concerning plan-based awards granted to our NEOs in 2018:

Name	Grant date	All other option awards: Number of shares underlying options	Exercise or base price of option awards	Grant date fair value of option awards (000’s) (1)
Elliot Noss	06/05/2018	4,500	$64.10	$105,930

Davinder Singh	06/05/2018	2,250	$64.10	$52,965

David Woroch	06/05/2018	2,250	$64.10	$52,965

Jason Silverstein	06/05/2018	2,250	$64.10	$52,965

Bret Fausett	06/05/2018	1,125	$64.10	$26,483

(1) Represents the grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see “Note 13 “Stock Option Plans” of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, for a discussion of the assumptions underlying these calculations.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers as of December 31, 2018:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Elliot Noss	1,875	—	5.52	05/17/2019
	6,250	—	5.76	12/31/2019
	6,250	—	10.16	11/10/2020
	10,000	—	19.41	12/31/2021
	7,500	2,500	21.10	12/31/2022
	—	4,500	64.10	06/04/2025
	31,875	7,000

Davinder Singh	2,000	—	19.95	02/11/2023
	2,500	2,500	19.95	02/11/2023
	500	1,500	55.65	07/23/2024
	—	2,250	64.10	06/04/2025
	5,000	6,250

Bret Fausett	2,500	7,500	53.20	09/04/2024
	—	1,125	64.10	06/04/2025
	2,500	8,625

Jason Silverstein	4,500	—	43.15	01/19/2024
	1,125	3,375	43.15	01/19/2024
	300	900	55.65	07/23/2024
	—	2,250	64.10	06/04/2025
	5,925	6,525

David Woroch	7,500	—	5.52	05/17/2019
	6,250	—	5.76	12/31/2019
	6,250	—	10.16	11/10/2020
	5,000	—	19.41	12/31/2021
	3,750	1,250	21.10	12/31/2022
	—	2,250	64.10	06/04/2025
	28,750	3,500

The stock options grants listed in the above table were issued under our 2006 Plan.

Under the 2006 Plan, these options primarily vest over a period of four years and have a 7-year term. These options are not exercisable for one year after the grant. Thereafter they become exercisable at the rate of 25% per annum, becoming fully exercisable after the fourth year.

Director Compensation

The required information regarding our director compensation is set forth in Part III, Item 10 “Directors, Executive Officers and Corporate Governance” of this Annual Report and is incorporated herein by reference.

Potential Payments on Termination or Change in Control

We have certain agreements that require us to provide compensation to our NEO in the event of a termination of employment or a change in control of Tucows. These agreements are summarized following the table below and do not include any payment for termination for cause. The tables below show estimated compensation payable to each NEO upon various triggering events. Actual amounts can only be determined upon the triggering event.

Elliot Noss (1)	Termination	Change in
2018	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)	$641,174	$2,641,174
Bonus Plan (3)	325,917	325,917
Acceleration of Unvested Equity Awards (4)	97,400	97,400

Benefits (5)
Car Allowance	13,905	13,905
Healthcare Flexible Spending Account	2,317	2,317

	$1,080,713	$3,080,713

Davinder Singh (1)	Termination	Change in
2018	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)	$114,072	$—
Bonus Plan (3)	27,849	—
Acceleration of Unvested Equity Awards (4)	52,343	—

Benefits (5)
Car Allowance	3,862	—
Healthcare Flexible Spending Account	772	—

	$198,898	$—

Bret Fausett (1)	Termination	Change in
2018	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)	$145,833	$—
Bonus Plan (3)	36,750	—
Acceleration of Unvested Equity Awards (4)	—	—

Benefits (5)
Car Allowance	—	—
Healthcare Flexible Spending Account	—	—
	$182,583	$—

Jason Silverstein (1)	Termination	Change in
2018	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)	$177,289	$—
Bonus Plan (3)	35,438	—
Acceleration of Unvested Equity Awards (4)	20,347	—

Benefits (5)
Car Allowance	5,625	—
Healthcare Flexible Spending Account	—	—

	$238,699	$—

David Woroch (1)	Termination	Change in
2018	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)	$418,386	$418,386
Bonus Plan (3)	213,625	213,625
Acceleration of Unvested Equity Awards (4)	48,700	48,700

Benefits (5)
Car Allowance	11,587	11,587
Healthcare Flexible Spending Account	2,317	2,317

	$694,615	$694,615

(1)	For the purpose of the table we assumed an annual base salary at the executive’s level as of December 31, 2018
(2)

Severance for Mr. Noss is compensation for one year plus one-month additional compensation for each completed year of service.  Total compensation is capped at 24 months. For Messrs. Singh, Fausett, Silverstein and Woroch, severance compensation is for six months plus one-month additional compensation for each completed year of service.

(3)	For the purpose of the table we assumed that the annual incentive bonus target as of December 31, 2018 had been achieved and that no overachievement bonus or special bonuses would be payable.
(4)

For purposes of the above table, we have assumed that if we terminate Mr. Noss without cause all his unvested options vest automatically and that for Messrs. Singh, Fausett, Silverstein and Woroch, their options continue to vest through any severance period. On a change in control we have assumed that all unvested options for Mr. Noss vest automatically and that for Messrs. Singh, Fausett, Silverstein and Woroch, their options continue to vest through and until the end of any severance period. Amounts disclosed in this table equal the closing market value of our common stock as of December 31, 2018, minus the exercise price, multiplied by the number of unvested shares of our common stock that would vest. The closing market value of our common stock on December 31, 2018 was $60.06.

(5)

Pay for unused vacation, extended health, matching registered retirement savings plan benefit, life insurance and accidental death and dismemberment insurance are standard programs offered to all employees and are therefore not reported.

 Employment Agreements—Termination

Employment contracts are currently in place for each of the NEO. These employment contracts detail the severance payments that will be provided on termination of employment and the consequent obligations of non-competition and non-solicitation.

The following details the cash severance payment that will be paid to each of the named executive officers in the event of termination without cause or termination for good reason.

Upon termination without cause, Messrs. Woroch, Singh, Silverstein and Fausett are each entitled to a severance payment in the amount of six months’ compensation plus one months’ compensation for each additional completed year of service. Severance payments can be made in equal monthly installments. Messrs. Woroch, Singh, Silverstein and Fausett are each bound by a standard non-competition covenant for a period of twelve months following their termination.

Mr. Noss’s employment agreements is subject to early termination by us due to:

●	the death or disability of the executive;
●	for “cause;” or
●	without “cause.”

If we terminate Mr. Noss without “cause,” he is entitled to receive 12 months of compensation plus one month of compensation for each year of service, to a maximum of 24 months of compensation.

For purposes of the employment agreements, “cause” is defined to mean the executive’s conviction (or plea of guilty or nolo contendere) for committing an act of fraud, embezzlement, theft or other act constituting a felony or willful failure or an executive’s refusal to perform the duties and responsibilities of his position, which failure or refusal is not cured within 30 days of receiving a written notice thereof from our Board.

Employment Agreements—Change in Control

Under his employment agreements, Mr. Noss is also entitled to the change in control benefits described in the following paragraph if:

●	the executive resigns with or without “good reason” within the 30-day period immediately following the date that is six months after the effective date of the “change in control;” or
●	within 18 months after a “change in control” and executive’s employment is terminated either:
●	without “cause;” or
●	by resignation for “good reason.”

If an executive’s employment is terminated following a change in control under the circumstances described in the preceding paragraph, the executive is entitled to receive a lump sum payment based upon the fair market value of the Company on the effective date of the “change in control” as determined by our Board in the exercise of good faith and reasonable judgment taking into account, among other things, the nature of the “change in control” and the amount and type of consideration, if any, paid in connection with the “change in control.” Depending on the fair market value of the company, the lump sum payments range from $375,000 to $2 million for Mr. Noss. In addition to the lump sum payments, all stock options held by Mr. Noss will be immediately and fully vested and exercisable as of the date of termination.

A “change in control” is generally defined as:

●	the acquisition of 50% or more of our common stock;
●	a change in the majority of our Board unless approved by the incumbent directors (other than as a result of a contested election); and
●	certain reorganizations, mergers, consolidations, liquidations or dissolutions, unless certain requirements are met regarding continuing ownership of our outstanding common stock.

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

Compensation Committee Interlocks and Insider Participation

The members of the Corporate Governance, Nominating and Compensation Committee of our Board during 2018 were Messrs. Karp (Chair), Schwartz and Ralls and Ms. Chase. To ensure that our compensation policies are administered in an objective manner, our Corporate Governance, Nominating and Compensation Committee is comprised entirely of independent directors. None of the members of our Corporate Governance, Nominating and Compensation Committee has ever been an officer or employee of the Company or its subsidiaries. None of our executive officers serves as a member of the Board or compensation committee of any entity that has one or more executive officers on our Board or Corporate Governance, Nominating and Compensation Committee.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock, as of March 1, 2019, by each of our directors and NEOs, as well as by all of our directors and executive officers as a group. The information on beneficial ownership in the table and related footnotes is based upon data furnished to us by, or on behalf of, the persons referred to in the table. Unless otherwise indicated in the footnotes to the table, each person named has sole voting power and sole investment power with respect to the shares included in the table.

	Beneficial Ownership of Common Stock
Name	Common Stock Beneficially Owned Excluding Options		Stock Options Exercisable within 60 Days of March 5, 2019		Total Common Stock Beneficially Owned	Percent of Class(1)
Elliot Noss	739,902	(2)	31,875		771,777	7.2%
Davinder Singh	—		6,250		6,250	*
Bret Fausett	—		2,500		2,500	*
Jason Silverstein	—		7,050		7,050	*
David Woroch	122,606	(3)	28,750		151,356	1.4%
Allen Karp	13,578	(4)	15,000		28,578	*
Rawleigh Ralls	2,261		3,750		6,011	*
Robin Chase	4,375		13,750		18,125	*
Erez Gissin	2,887		18,750		21,637	*
Jeffrey Schwartz	15,625		11,250		26,875	*
Brad Burnham	353,982	(5)	8,125	(6)	362,107	3.4%
All directors and executive officers as a group (15 persons)	1,295,404		186,002		1,481,406	13.7%

*     Less than 1%.

(1)     Based on 10,639,329 shares outstanding as of March 1, 2019, and stock options exercisable within 60 days of March 5, 2019.

(2)     Includes an aggregate of 120,670 shares of common stock that are held in Mr. Noss’s RRSP accounts. Includes an aggregate of 1,639 shares of common stock that are held in Mr. Noss’s TFSA account. Includes 56,127 shares of common stock that are held in Mr. Noss’s former spouses name, over which he has voting power only, pursuant to a separation agreement of 2013. Includes an aggregate of 6,206 shares of common stock that are held in trust for Mr. Noss’s children. Includes 555,260 shares of Common Stock that are subject to a loan and pledge arrangement entered into by Mr. Noss in order to satisfy the required Canadian taxes and exercise price due in connection with the exercise of expiring options.

(3)     Includes 54,984 shares of common stock that are held in Mr. Woroch’s RRSP account and 10,750 shares of common stock held in his wife’s RRSP account.

(4)     Includes 3,000 shares of common stock that are held directly by Mr. Karp’s wife.

(5)     Includes 26,112 shares held directly by Mr. Burnham, and 327,870 shares held by USV Opportunity Investors 2014, L.P. (“USV Opportunity 2014”).  USV Opportunity 2014 GP, LLC ("USV Opportunity 2014 GP") is the general partner of USV Opportunity 2014 and, as such, has the power to vote and dispose of the 327,870 shares held by USV Opportunity 2014. Mr. Burhham is a manager of USV Opportunity 2014 GP and, as such, may be deemed to share voting and dispositive power over the 327,870 shares held by USV Opportunity 2014. Mr. Burnham disclaims beneficial ownership of the shares owned by USV Opportunity 2014 except to the extent of his pecuniary interest therein.

(6)     On December 1, 2017, Mr. Burnham, a member of Union Square Ventures, LLC (“USV LLC”), entered into a fee compensation agreement with USV LLC, under which Mr. Burnham agreed to hold the Company’s stock option grants to him in his individual capacity, and upon the exercise of such options, Mr. Burnham will transfer to USV LLC the shares acquired in the option exercise or, with the consent of USV LLC, a cash payment equal to the fair market value of such shares.  In connection with such option exercise and transfer, USV LLC will extend to Mr. Burnham an interest-free loan in an amount equal to the exercise price of the option, and any transfer of acquired shares or cash payment will, to the extent not in excess of the amount of the loan (if any), first be deemed as repayment of the loan.

Share Ownership of Certain Beneficial Owners

The following table sets forth information with respect to each shareholder known to us to be the beneficial owner of more than 5% of our outstanding common stock as of March 1, 2019 except for Mr. Noss, whose beneficial ownership of shares is described in the table above.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)

Investmentaktiengesellschaft fuer langfristige Invetoren TGV	1,204,293	(2)	11.3%
Ruengsdorfer Str. 2e
53173 Bonn, Germany

CLS Investments, LLC	583,000	(3)	5.5%
17605 Wright St
Omaha, NE 68130

(1)     Based on 10,639,329 shares outstanding as of March 1, 2019.

(2)     Investmentaktiengesellschaft fuer langfristige Invetoren TGV had sole dispositive power and sole voting power over 732,828 shares of common stock. This information is based solely on a review of a Schedule 13G filed with the SEC on January 29, 2019 by Investmentaktiengesellschaft fuer langfristige Invetoren TGV.

(3)      CLS Investments, LLC had shared voting power over 64,000 shares of common stock and sole dispositive power over 583,000 shares of common stock. This information is based solely on a review of a Schedule 13G filed with the SEC on February 8, 2019 by CLS Investments, LLC.

 Equity Compensation Plan Information

 The following table provides information for our equity compensation plans as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2006 Equity Compensation Plan	702,337	$43.80	341,648
Equity compensation plans not approved by security holders	—	—	—
Total	702,337	$43.80	341,648

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee of the Board is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer or director that would potentially require disclosure pursuant to the Audit Committee charter. As of the date of this Annual Report on Form 10-K, we expect that any transactions in which related persons have a direct or indirect interest will be presented to the Audit Committee for review and approval. While neither the Audit Committee nor the board have adopted a written policy regarding related party transactions, the Audit Committee makes inquiries to our management and our auditors when reviewing such transactions. Neither we nor the audit committee are aware of any transaction that was required to be reported with the SEC where such policies and procedures either did not require review or were not followed.

Director Independence

Our Board has determined that each of Messrs. Karp, Ralls, Gissin, Schwarz and Burnham and Ms. Chase are independent directors, as prescribed by the listing standards of the NASDAQ Capital Market. In this Annual Report, each of these six directors are referred to individually as an “independent director” and collectively as the “independent directors”. In addition, our Board has determined that each member of our Audit Committee satisfies the applicable audit committee independence standards as prescribed by the listing standards of the NASDAQ Capital Market and Rule 10A-3 under the Exchange Act, and that each member of our Corporate Governance, Nomination and Compensation Committee satisfies the applicable compensation committee member independence standards as prescribed by the listing standards of the NASDAQ Capital Market and Rule 10C-1 under the Exchange Act.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of KPMG LLP for the years ended December 31, 2018 and 2017 are set forth below:

	2018 Fees	2017 Fees
Audit Fees (1)	$515,000	$490,000
Audit-Related Fees (2)	-	12,000
Tax Fees (3)	70,000	125,000
All Other Fees	-	-
Total Fees	$585,000	$627,000

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

10.6#	Lease extension between 707932 Ontario Limited and Tucows (Delaware) Inc. and Tucows.com Co., dated January 1, 2019

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

10.11

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

10.14

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

10.15

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

10.16

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

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Tucows Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Tucows Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Tucows Inc.’s (“the Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements) and our report dated March 5, 2019 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A of Form-10K for the fiscal year ended December 31, 2018. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Vaughan, Canada

March 5, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Tucows Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tucows Inc. (“the Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2(u) to the consolidated financial statements, on January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of equity as at January 1, 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Vaughan, Canada

March 5, 2019

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

	December 31,	December 31,
	2018	2017 *

Assets

Current assets:
Cash and cash equivalents	$12,637	$18,049
Accounts receivable, net of allowance for doubtful accounts of $132 as of December 31, 2018 and $168 as of December 31, 2017	10,837	12,376
Inventory	3,775	2,944
Prepaid expenses and deposits	15,472	14,186
Prepaid domain name registry and ancillary services fees, current portion (note 11 (b))	87,782	103,302
Income taxes recoverable	1,423	3,004
Total current assets	131,926	153,861

Prepaid domain name registry and ancillary services fees, long-term portion (note 11 (b))	18,745	23,701
Property and equipment (note 4)	48,065	24,620
Contract costs (note 11 (a))	1,390	-
Intangible assets (note 5)	49,395	58,414
Goodwill (note 5)	90,054	90,054
Total assets	$339,575	$350,650

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$8,445	$7,026
Accrued liabilities	5,899	6,412
Customer deposits	11,919	15,255
Derivative instrument liability (note 7)	1,276	-
Deferred rent, current portion	21	21
Loan payable, current portion (note 8)	18,400	18,290
Deferred revenue, current portion	116,734	129,155
Accreditation fees payable, current portion	985	1,175
Income taxes payable (note 9)	1,668	1,226
Total current liabilities	165,347	178,560

Deferred revenue, long-term portion	26,960	31,427
Accreditation fees payable, long-term portion	250	289
Deferred rent, long-term portion	116	130
Loan payable, long-term portion (note 8)	46,201	58,634
Deferred gain	-	429
Deferred tax liability (note 9)	20,925	19,834

Redeemable non-controlling interest (note 3 (a))	-	1,136

Stockholders' equity (note 12)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 10,627,988 shares issued and outstanding as of December 31, 2018 and 10,583,879 shares issued and outstanding as of December 31, 2017	15,823	15,368
Additional paid-in capital	3,953	2,167
Retained earnings	60,810	42,676
Accumulated other comprehensive income (loss)	(810)	-
Total stockholders' equity	79,776	60,211
Total liabilities and stockholders' equity	$339,575	$350,650

Commitments and contingencies (note 17)

Subsequent events (note 19)

*The Company has initially applied ASC 2014-09 (Topic 606) using the modified retrospective method. Under this method, the comparative information is not restated.

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Comprehensive Income

(Dollar amounts in thousands of U.S. dollars)

	Year ended December 31,
	2018	2017 *	2016 *

Net revenues (note 10)	$346,013	$329,421	$189,819

Cost of revenues (note 10)
Cost of revenues	232,103	230,600	120,187
Network expenses	9,846	9,324	5,210
Depreciation of property and equipment	5,298	3,142	1,320
Amortization of intangible assets (note 5)	1,996	1,834	48
Total cost of revenues	249,243	244,900	126,765

Gross profit	96,770	84,521	63,054

Expenses:
Sales and marketing	33,063	29,423	20,755
Technical operations and development	8,748	7,258	4,495
General and administrative	17,710	13,594	11,405
Depreciation of property and equipment	424	585	504
Amortization of intangible assets (note 5)	7,247	6,566	905
Impairment of indefinite life intangible assets (note 5)	-	111	42
Loss (gain) on currency forward contracts (note 7)	254	(98)	(99)
Total expenses	67,446	57,439	38,007

Income from operations	29,324	27,082	25,047

Other income (expenses):
Interest expense, net	(3,687)	(3,567)	(450)
Other income, net	518	560	516
Total other income (expenses)	(3,169)	(3,007)	66

Income before provision for income taxes	26,155	24,075	25,113

Provision for income taxes (note 9)	9,020	1,748	9,046

Net income before redeemable non-controlling interest	17,135	22,327	16,067

Redeemable non-controlling interest	(26)	(387)	(871)
Net income attributable to redeemable non-controlling interest	26	387	871

Net income for the period	17,135	22,327	16,067

Other comprehensive income, net of tax
Unrealized income (loss) on hedging activities (note 7)	(1,022)	550	568
Net amount reclassified to earnings (note 7)	212	(650)	641

Other comprehensive income (loss) net of tax (expense) recovery of $259, $(56) and $(668) for the years ended December 31, 2018, 2017 and 2016 (note 7)	(810)	(100)	1,209

Comprehensive income, net of tax for the period	$16,325	$22,227	$17,276

Basic earnings per common share (note 16)	$1.62	$2.12	$1.53

Shares used in computing basic earnings per common share (note 16)	10,604,722	10,537,356	10,524,856

Diluted earnings per common share (note 16)	$1.59	$2.07	$1.50

Shares used in computing diluted earnings per common share (note 16)	10,794,170	10,793,622	10,713,595

*The Company has initially applied ASC 2014-09 (Topic 606) using the modified retrospective method. Under this method, the comparative information is not restated.

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Stockholders’ Equity

(Dollar amounts in thousands of U.S. dollars)

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained	comprehensive	stockholders'
	Number	Amount	capital	earnings	income (loss)	equity

Balances, December 31, 2015*	10,685,599	$14,531	$8,526	$4,382	$(1,109)	$26,330

Exercise of stock options	109,963	350	(204)	-	-	146
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(25,572)	-	(363)	-	-	(363)
Repurchase and retirement of shares (note 12)	(308,416)	(421)	(6,759)	-	-	(7,180)
Income tax effect related to stock options exercised	-	-	859	-	-	859
Stock-based compensation (note 13)	-	-	799	-	-	799
Net income	-	-	-	16,067	-	16,067
Accretion of redeemable non-controlling interest in Ting Virginia, LLC. (note 3(a))	-	-	-	(49)	-	(49)
Other comprehensive income (loss) (note 7)	-	-	-	-	1,209	1,209
Balances,December 31, 2016*	10,461,574	14,460	2,858	20,400	100	37,818

Exercise of stock options	172,759	908	(686)	-	-	222
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(50,454)	-	(1,462)	-	-	(1,462)
Stock-based compensation (note 13)	-	-	1,457	-	-	1,457
Net income	-	-	-	22,327	-	22,327
Accretion of redeemable non-controlling interest in Ting Virginia, LLC. (note 3(a))	-	-	-	(51)	-	(51)
Other comprehensive income (loss) (note 7)	-	-	-	-	(100)	(100)
Balances, December 31, 2017*	10,583,879	15,368	2,167	42,676	-	60,211
Adoption of Topic 606 (note 2)	-	-	-	1,063	-	1,063
Adjusted, January 1, 2018	10,583,879	15,368	2,167	43,739	-	61,274
Exercise of stock options	63,886	455	(343)	-	-	112
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(19,777)	-	(445)	-	-	(445)
Stock-based compensation (note 13)	-	-	2,574	-	-	2,574
Net income	-	-	-	17,135	-	17,135
Accretion of redeemable non-controlling interest in Ting Virginia, LLC. (note 3(a))	-	-	-	(64)	-	(64)
Other comprehensive income (loss) (note 7)	-	-	-	-	(810)	(810)
Balances, December 31, 2018	10,627,988	$15,823	$3,953	$60,810	$(810)	$79,776

*The Company has initially applied ASC 2014-09 (Topic 606) using the modified retrospective method. Under this method, the comparative information is not restated.

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

	Year ended December 31,
	2018	2017 *	2016 *
Cash provided by:
Operating activities:
Net income for the period	$17,135	$22,327	$16,067
Items not involving cash:
Depreciation of property and equipment	5,722	3,727	1,824
Loss on write off of property and equipment	-	17	-
Amortization of debt discount and issuance costs	281	273	31
Amortization of intangible assets	9,243	8,400	953
Net amortization contract costs	14	-	-
Impairment of indefinite life intangible asset	-	111	43
Deferred income taxes (recovery)	1,038	(3,337)	1,194
Excess tax benefits on share-based compensation expense	(697)	(2,796)	859
Amortization of deferred rent	(14)	6	25
Loss on disposal of domain names	341	291	30
Other income	(429)	(515)	(515)
Loss (gain) on change in the fair value of forward contracts	207	17	(323)
Stock-based compensation	2,574	1,457	799
Change in non-cash operating working capital:
Accounts receivable	1,539	1,010	(3,754)
Inventory	(831)	(1,733)	(307)
Prepaid expenses and deposits	(1,286)	(1,642)	(1,183)
Prepaid domain name registry and ancillary services fees	20,476	4,030	(4,641)
Income taxes recoverable	2,691	(426)	3,177
Accounts payable	171	(3,826)	391
Accrued liabilities	(513)	(1,275)	1,243
Customer deposits	(3,336)	1,085	282
Deferred revenue	(16,888)	4,933	6,255
Accreditation fees payable	(229)	(238)	59
Net cash provided by operating activities	37,209	31,896	22,509

Financing activities:
Proceeds received on exercise of stock options	112	222	146
Payment of tax obligations resulting from net exercise of stock options	(445)	(1,462)	(363)
Repurchase of common stock	-	-	(7,180)
Proceeds received on loan payable	7,000	86,998	16,989
Repayment of loan payable	(19,596)	(19,976)	(9,758)
Payment of loan payable costs	(8)	(620)	(514)
Net cash (used in) provided by financing activities	(12,937)	65,162	(680)

Investing activities:
Additions to property and equipment	(27,919)	(12,935)	(7,918)
Acquisition of a portion of the minority interest in Ting Virginia, LLC (note 3(a))	(1,200)	(2,000)	-
Acquisition of Enom Incorporated, net of cash (note 3(b))	-	(76,237)	-
Acquisition of intangible assets	(565)	(2,942)	(6,529)
Net cash used in investing activities	(29,684)	(94,114)	(14,447)

(Decrease) increase in cash and cash equivalents	(5,412)	2,944	7,382

Cash and cash equivalents, beginning of period	18,049	15,105	7,723
Cash and cash equivalents, end of period	$12,637	$18,049	$15,105

Supplemental cash flow information:
Interest paid	$3,712	$3,587	$420
Income taxes paid, net	$6,799	$7,815	$3,767
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$1,462	$214	$447

*The Company has initially applied ASC 2014-09 (Topic 606) using the modified retrospective method. Under this method, the comparative information is not restated.

See accompanying notes to consolidated financial statements

Tucows Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands of U.S. dollars)

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

Commencing with this annual report on Form 10-K for the year ended December 31, 2018, all dollar values of current and comparative figures in the financial statements and accompanying tables have been rounded to the nearest thousand ($000), except when otherwise indicated.

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

 (e) Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis so as to depreciate the cost of depreciable assets over their estimated useful lives at the following rates:

	Rate
Asset
Computer equipment		30%
Computer software	33 1/3	-	100%
Furniture and equipment		20%
Vehicles and tools		20%
Fiber network (years)		15
Customer equipment and installations (years)		3
Land		N/A
Leasehold improvements	Over term of lease
Assets under construction		N/A

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

Additions to land are recorded at cost, and include any direct costs associated with the purchase, as well as any direct costs incurred to bring it to the condition necessary for its intended use, such as legal fees associated with the acquisition and the cost of permanent improvements.

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

	(in years)

Technology		2

Brand		7

Customer relationships	3	-	7

Network rights		15

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

(h) Revenue recognition

See Note 10 - Revenue for a description of the Company’s Revenue recognition policy and a further description of the principal activities – separated by reportable segments – from which the Company generates its revenue.

(i) Deferred revenue

Deferred revenue primarily relates to the unearned portion of revenues received in advance related to the unexpired term of registration fees from domain name registrations and other domain related Internet services, on both a wholesale and retail basis, net of external commissions.

(j) Contract Costs

See Note 11 – Contract Costs for a description of the Company’s Contract Cost recognition policy.

(k) Accreditation fees payable

In accordance with ICANN rules, the Company has elected to pay ICANN fees incurred on the registration of Generic Top-Level Domains on an annual basis. Accordingly, accreditation fees that relate to registrations completed prior to ICANN rendering a bill are accrued and reflected as accreditation fees payable.

(l) Prepaid domain name registry fees

Prepaid domain name registry and other Internet services fees represent amounts paid to registries, and country code domain name operators for updating and maintaining the registries, as well as to suppliers of other Internet services. Domain name registry and other Internet services fees are recognized on a straight-line basis over the life of the contracted registration term.

(m) Translation of foreign currency transactions

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

(s) Investments

The Company accounts for investment in entities over which it has the ability to exert significant influence, but does not control and is not the primary beneficiary of, using the equity method of accounting. The Company includes the proportionate share of earnings (loss) of the equity method investees in Other Income in the Consolidated Statements of Comprehensive Income. The proportional shares of affiliate earnings or losses accounted for under the equity method of accounting were not material for all periods presented.

(t) Segment reporting

The Company operates in two operating segments, Domain Services and Network Access Services.

The Company’s Domain Services revenues are attributed to the country in which the contract originates. Revenues from domain names issued under the OpenSRS brand from the Toronto, Canada location are attributed to Canada because it is impracticable to determine the country of the customer. Revenues from domain names issued under the eNom brand from the Kirkland, Washington location are attributable to the United States because it is impracticable to determine the country of the customer. The Company’s Network Access Services which consist primarily of mobile telephony services, as well as the provisioning of high speed Internet access and consulting services, which are generated primarily through its business operations in the United States.

The Company’s assets are located in Canada, the United States and Germany.

(u)     Recent Accounting Pronouncements

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

Under ASU 2014-09, the Company has applied the following practical expedients:

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

The impact of the changes to the Company’s financial statements in the current period are as follows (Dollar amounts in thousands of U.S. dollars):

	December 31, 2018
			Balances without
Consolidated Balance Sheet	As reported	Adjustments	adoption of Topic 606

Assets

Contract Costs (note 11)	$1,390	$(1,390)	$-
Total assets	339,575	$(1,390)	$338,185

Liabilities and Shareholders' Equity

Deferred tax liability (note 9)	$20,925	$(338)	$20,587
Retained earnings	60,810	(1,052)	59,758
Total Liabilities and Shareholders' Equity	$339,575	$(1,390)	$338,185

	Year ended, December 31, 2018
			Balances without
Consolidated Statements of Operations and Comprehensive Income	As reported	Adjustments	adoption of Topic 606

Expenses

Sales and marketing	$33,063	$(14)	$33,049
Income before provision for income taxes	26,155	14	26,169

Provision for income tax (note 9)	9,020	3	9,023
Net income for the period	$17,135	$11	$17,146

	Year ended, December 31, 2018
			Balances without
Consolidated Statements of Cash Flows	As reported	Adjustments	adoption of Topic 606

Net income for the period	$17,135	$11	$17,146

Items not involving cash
Net amortization of contract costs	14	(14)	-
Deferred income taxes (recovery)	1,038	3	1,041
All other items	19,022	-	19,022
Net cash provided by operating activities	$37,209	$-	$37,209

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. More specifically, ASU 2016-02 requires the recognition on the balance sheet of a lease liability to make lease payments by lessees and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance will also require significant additional disclosure about the amount, timing and uncertainty of cash flows from leases. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018, which begins on January 1, 2019 for the Company. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company will adopt this guidance in the first quarter of Fiscal 2019. The standard is expected to have a material impact on our consolidated balance sheets. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases. The Company is currently in the process of finalizing the quantification of the impact and the impact of transition methods. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for administrative office operating leases.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12”), which better aligns an entity’s risk management activities and financial reporting for hedging relationship through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The new standard expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. The Company will adopt ASU 2017-12 in the first quarter of 2019, however we do not expect the new guidance to have a material impact on our consolidated financial statements.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2018-15”). ASU 2018-15 helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance on accounting for implementation costs when the cloud computing arrangement does not include a licence and is accounted for as a service contract. The amendments in ASU 2018-15 require an entity (customer) in a hosting arrangement to assess which implementation costs to capitalize vs expense as it relates to a service contract. The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. ASU 2018-15 will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently in the process of evaluating the quantitative impact of this Update and transition methods.

3. Acquisitions:

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

On February 13, 2018, the Company entered into an agreement with the Minority Shareholders pursuant to which the Minority Shareholders could immediately exercise their put option to sell their remaining 10% ownership interest in Ting Virginia, LLC for $1.2 million to the Company.  The put option was exercised on February 13, 2018 and the Company paid $1.2 million for the remaining 10% ownership interest and Ting Virginia, LLC became a wholly-owned subsidiary of the Company.

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

The following table shows the final allocation of the purchase price for eNom to the acquired identifiable assets and liabilities assumed (thousands of U.S. dollars):

Goodwill	$69,048
Cash	1,594
Brand	12,400
Developed technology	3,900
Customer relationships	28,000
Prepaid domain registry fees	70,644
Other assets	10,171
Total assets	195,757

Deferred Revenue	(77,799)
Deferred Tax Liabilities	(24,223)
Other liabilities	(15,903)
Total liabilities	(117,925)

Consideration Paid	$77,832

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

 4. Property and Equipment:

Property and equipment consist of the following (Dollar amounts in thousands of U.S. dollars):

	December 31, 2018	December 31, 2017
Computer equipment	$13,566	$12,312
Computer software	1,496	1,449
Furniture and equipment	1,364	1,308
Vehicles and tools	2,323	1,306
Fiber network	30,215	14,053
Customer equipment and installations	4,939	2,570
Land	823	─
Assets under construction	10,030	4,204
Leasehold improvements	229	171
	64,985	37,373
Less:
Accumulated depreciation	16,920	12,753
	$48,065	$24,620

Depreciation of property and equipment (Dollar amounts in thousands of U.S. dollars):

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Depreciation of property and equipment	$5,722	$3,727	$1,824

During the year ended December 31, 2018, property, plant and equipment with a net book value of nil was written off. During the years ended December 31, 2017 and 2016, property, plant and equipment write-offs were a net book value of less than $0.1 million and $nil, respectively.

5. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance is $90.1 million as of December 31, 2018 and December 31, 2017. The Company's goodwill relates 98% ($88.0 million) to its Domain Services operating segment and 2% ($2.1 million) to its Network Access Services operating segment.

Goodwill is not amortized, but is subject to an annual impairment test. The Company performed an impairment analysis as outlined in Note 2(g) and there were no indications of impairment for 2018 and 2017.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized, but are subject to impairment assessments performed throughout the year. During 2018, we assessed that certain domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should not be renewed. During the year ended December 31, 2018, domain names, with a book value of nil, were not renewed and were recorded as an impairment of indefinite life intangible assets. During the year ended December 31, 2017 domain names, with a book value of $0.1 million, were not renewed and were recorded as impairments of indefinite life intangible assets. Impairment of less than $0.1 million was recorded for the year ended December 31, 2016.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years.

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

On November 16, 2018, the Company acquired the right from The People’s Operator USA, LLC (“TPO”) to mass migrate TPO MVNO customers based in the United States, for consideration of $0.4 million. These assets have been assigned to Customer Relationships and are being amortized over 3 years.

Acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 years	15 years

Balances, December 31, 2016	$11,295	$1,869	$49	6,153	$-	$607	$19,973
Acquisition of Enom (note 3(b))	-	-	12,400	28,000	3,900	-	44,300
Acquisition of consumer related assets of Otono Networks, Inc.	-	-	-	2,623	-	-	2,623
Acquisition of customer relationships	-	-	-	320	-	-	320
Additions to/(disposals from) domain portfolio, net	(38)	(253)	-	-	-	-	(291)
Impairment of indefinite life intangible assets	-	(111)	-	-	-	-	(111)
Amortization expense	-	-	(1,656)	(4,911)	(1,787)	(46)	(8,400)
Balances December 31, 2017	$11,257	$1,505	$10,793	$32,185	$2,113	$561	58,414
Acquisition of customer relationships	-	-	-	565	-	-	565
Additions to/(disposals from) domain portfolio, net	(81)	(260)	-	-	-	-	(341)
Amortization expense	-	-	(1,789)	(5,458)	(1,950)	(46)	(9,243)
Balances December 31, 2018	$11,176	$1,245	$9,004	$27,292	$163	$515	$49,395

The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending December 31,
2019	$7,488
2020	7,326
2021	7,315
2022	7,187
2023	7,187
Thereafter	469
Total	$36,972

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at December 31, 2018 (Dollar amounts in thousands of U.S. dollars):

	December 31, 2018
	Fair Value Measurement Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value
Derivative instrument liability	$—	$(1,276)	$—	$(1,276)
Total Liabilities	$—	$(1,276)	$—	$(1,276)

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at December 31, 2017 (Dollar amounts in thousands of U.S. dollars):

December 31, 2017
	Fair Value Measurement Using			Liabilities at
	Level 1	Level 2	Level 3	Fair Value
Derivative instrument liability	$—	$—	$—	$—
Total Liabilities	$—	$—	$—	$—

7. Derivative Instruments and Hedging Activities:

Foreign currency forward contracts

In October 2012, the Company entered into a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on its future cash flows related to a portion of payroll, taxes, rent and payments to Canadian domain name registry suppliers that are denominated in Canadian dollars and are expected to be paid by its Canadian operating subsidiary. As part of its risk management strategy, the Company uses derivative instruments to hedge a portion of the foreign exchange risk associated with these costs. The Company does not use these forward contracts for trading or speculative purposes. These forward contracts typically mature between one and eighteen months.

The Company has designated certain of these transactions as cash flow hedges of forecasted transactions under ASC Topic 815. For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of December 31, 2018 and 2017, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of December 31, 2018, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $40.5 million, of which $36.5 million met the requirements of ASC Topic 815 and were designated as hedges. As of December 31, 2017 the Company held no contracts to trade U.S. dollars in exchange for Canadian dollars.

As of December 31, 2018, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

January - March 2019	9,955	1.3131	355
April - June 2019	10,381	1.3154	332
July - September 2019	9,881	1.3136	310
October - December 2019	10,327	1.3174	279
	$40,544	1.3149	$1,276

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the year ended December 31, 2018 and 2017, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets (see Note 6)

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	December 31, 2018 Liability at Fair Value	December 31, 2017 Liability at Fair Value

Foreign currency forward contracts designated as cash flow hedges	Derivative instruments	$1,069	$—

Foreign currency forward contracts not designated as cash flow hedges	Derivative instruments	$207	$—

Total foreign currency forward contracts	Derivative instruments	$1,276	$—

Movement in AOCI balance for the year ended December 31, 2018 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI

Opening AOCI balance – December 31, 2017	$—	$—	$—

Other comprehensive income (loss) before reclassifications	(1,350)	328	(1,022)
Amount reclassified from accumulated other comprehensive income	281	(69)	212
Other comprehensive income (loss) for the year ended December 31, 2018	(1,069)	259	(810)

Ending AOCI balance – December 31, 2018	$(1,069)	$259	$(810)

Movement in AOCI balance for the year ended December 31, 2017 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI

Opening AOCI balance – December 31, 2016	$156	$(56)	$100

Other comprehensive income (loss) before reclassifications	863	(313)	550
Amount reclassified from accumulated other comprehensive income	(1,019)	369	(650)
Other comprehensive income (loss) for the year ended December 31, 2017	(156)	56	(100)

Ending AOCI balance – December 31, 2017	$—	$—	$—

Movement in AOCI balance for the year ended December 31, 2016 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI

Opening AOCI balance – December 31, 2015	$(1,721)	$612	$(1,109)

Other comprehensive income (loss) before reclassifications	872	(304)	568
Amount reclassified from accumulated other comprehensive income	1,005	(364)	641
Other comprehensive income (loss) for the year ended December 31, 2016	1,877	(668)	1,209

Ending AOCI balance – December 31, 2016	$156	$(56)	$100

Effects of derivative instruments on income and other comprehensive income (OCI) (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness

Foreign currency forward contracts – year ended December 31, 2018		Operating expenses	$(245)
	$(810)	Cost of revenues	$(36)	Operating expenses	$—

		Operating expenses	$879
Foreign currency forward contracts – year ended December 31, 2017	$(100)	Cost of revenues	$140	Operating expenses	$—

		Operating expenses	$(737)
Foreign currency forward contracts – year ended December 31, 2016	$1,209	Cost of revenues	$(221)	Operating expenses	$(47)

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company has recorded a loss of less than $0.1 million upon settlement and a loss of $0.2 million for the change in fair value of outstanding contracts for the year ended December 31, 2018. For the year ended December 31, 2017, the Company has recorded a gain of $0.1 million upon settlement in the consolidated statement of comprehensive income, with no contracts outstanding at December 31, 2017. The Company has recorded a loss of $0.2 million upon settlement and a gain of $0.3 million for the change in fair value of outstanding contracts for the year ended December 31, 2016, in the consolidated statement of comprehensive income.

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

The 2017 Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2017 Amended Credit Facility requires that the Company comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to EBITDA Ratio of 2.25:1 and (ii) minimum Fixed Charge Coverage Ratio of 1.20:1. Further, the Company’s maximum annual Capital Expenditures cannot exceed $50.0 million per year, which limit will be reviewed on an annual basis. In addition, funded share repurchases are not to exceed $20 million, or up to $40 million so long as the total loans related to share repurchases do not exceed 1.5 times of trailing twelve months EBITDA. As at and for the year ended December 31, 2018, the Company was in compliance with these covenants.

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

 Borrowings under the 2017 Amended Credit Facility will accrue interest and standby fees based on the Company’s Total Funded Debt to EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:

Availment type or fee	Less than 1.00	Greater than or equal to 1.00 and less than 2.00	Greater than or equal to 2.00 and less than 2.25	Greater than or equal to 2.25
Canadian dollar borrowings based on Bankers’ Acceptance or U.S. dollar borrowings based on LIBOR (Margin)	2.00%	2.25%	2.75%	3.25%

Canadian or U.S. dollar borrowings based on Prime Rate or U.S. dollar borrowings based on Base Rate (Margin)	0.75%	1.00%	1.50%	2.00%

Standby fees	0.40%	0.45%	0.55%	0.65%

The following table summarizes the Company’s borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	December 31, 2018	December 31, 2017

Facility A	1,000	-
Facility B	6,000	-
Facility C	3,232	5,930
Facility D	54,924	71,823
Less: unamortized debt discount and issuance costs	(555)	(829)
Total loan payable	64,601	76,924
Less: loan payable, current portion	18,400	18,290
Loan payable, long-term portion	46,201	58,634

The following table summarizes our scheduled principal repayments as of December 31, 2018 (Dollar amounts in thousands of U.S. dollars):

2019	18,400
2020	18,400
2021	28,356
$65,156

Other Credit Facilities

Prior to the Company entering into the 2016 Credit Facility, the Company had credit agreements (collectively the “Amended Credit Facility”) with BMO that were amended on November 19, 2012, and which provided the Company with access to two revolving demand loan facilities (the “2012 Demand Loan Facilities”), a treasury risk management facility, an operating demand loan and a credit card facility. In connection with the 2016 Credit Facility, the Company repaid its outstanding indebtedness of the 2012 Demand Loan Facilities. With the settlement of the outstanding indebtedness, the 2012 Demand Loan Facilities and the operating demand loan were simultaneously terminated and the outstanding balances were fully repaid through advances on the 2016 Credit Facility. The Company continues to have access to the treasury risk management facility and credit card facility.

The treasury risk management facility under the Amended Credit Facility provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of December 31, 2018, the Company held $40.5 million of contracts to trade U.S. dollars in exchange for Canadian dollars (Note 7).

In the fourth quarter of, 2017, the Company entered into a corporate credit card program with the Bank of Nova Scotia and the Lenders. The program provides that BMO and the Bank of Nova Scotia may establish corporate credit card facilities with the Company in an amount of up to $5 million, which was established in the same quarter.

9. Income Taxes:

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and December 31, 2016, to income before provision for income taxes as a result of the following (Dollar amounts in thousands of U.S. dollars):

	Year ended December 31,
	2018	2017	2016
Income for the year before provision for income taxes	$26,155	$24,075	$25,113
Computed tax expense	5,492	8,185	8,538

Increase (reduction) in income tax expense resulting from:
State income taxes	846	657	532
Effect of the decrease in Federal tax rate on deferred taxes	-	(10,036)	-
Change in Valuation allowance	2,811	1,276	-
Non-creditable Foreign Tax	-	2,903	-
Excess tax benefits on share-based compensation expense	(697)	(2,796)	-
Permanent differences	159	1,636	290
Others	409	(77)	(314)
Provision for income taxes	$9,020	$1,748	$9,046

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21% ; (2) changing rules related to uses and limitations of net operating loss carry forwards created in tax years beginning after December 31, 2017; (3) bonus depreciation allows for full expensing of qualified property; (4) creating a new limitation on deductible interest expense; (5) eliminating the corporate alternative minimum tax; and (6) new tax rules related to foreign operations.

In Fiscal 2018, the Company was able to utilize the bonus depreciation with respect to its continued investment in the Ting Internet business. The impact of this, together with the reduction in tax rate to 21%, make it unlikely we will ultimately be able to fully claim the Fiscal 2018 foreign taxes paid in future years.  In addition, the Company generated net operating losses of $0.2 million which it does not expect to be able to utilize in the future.  As such, we have taken a valuation allowance on foreign tax credits not utilized for 2018 income tax purposes and net operating losses not expected to be utilized in the future, the net negative effect of which is a $2.8 million addition to income tax expense.

In Fiscal 2017, we reflected a net $5.8 million non-cash tax benefit through income from continuing operations for the re-measurement impact related to the changes in tax laws included in the Tax Act. The primary driver of this re-measurement was the result of the reduction in the corporate tax rate from 35% to 21% which resulted in our recognizing, based on the rates at which they are expected to reverse in the future, a $10.0 million non-cash tax benefit through income from continuing operations for the re-measurement of our deferred tax assets and liabilities. This amount was partially offset by our recording a valuation allowance of $1.3 million related to prior year Foreign Tax Credits that we have determined are no longer more likely than not to be used as the tax rate in the jurisdiction where these Foreign Tax Credits were generated is higher than the 21% corporate tax rate.  In addition, the impact of the prepaid registry fee deduction, more fully described below, together with the reduction in the tax rate to 21% made it unlikely we would be able to claim the Fiscal 2017 foreign taxes paid in future years and as such opted to utilise the foreign taxes paid as a deduction for 2017 income tax purposes, the net negative effect of which was a $2.9 million addition to income tax expense.

On December 22, 2017, the SEC issued guidance to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The completion of our 2017 income tax returns, future guidance and additional information and interpretations with the respect to the Tax Act resulted in insignificant adjustments related to provisional impact estimates from Fiscal 2017.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2018, and 2017 are presented below (Dollar amounts in thousands of U.S. dollars):

	December 31, 2018	December 31, 2017
Deferred tax assets (liabilities):
Deferred tax assets:
Deferred revenue	$6,497	$7,573
Foreign tax credits	3,865	1,276
Amortization	(5,872)	(1,937)
Net operating losses	1,892	2,545
Accruals, including foreign exchange and other	1,955	517
Sub-total Deferred tax assets	8,337	9,974
Valuation allowance	(4,087)	(1,276)
Total deferred tax assets	$4,250	$8,698
Deferred tax liabilities:
Prepaid registry fees and expenses	$(15,950)	$(18,051)
Limited life intangible assets	(6,115)	(7,371)
Indefinite life intangible assets	(3,110)	(3,110)
Total deferred tax liability	$(25,175)	$(28,532)

Net deferred tax asset (liability)	$(20,925)	$(19,834)

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

We believe it is more likely than not that our remaining deferred tax assets, net of the valuation allowance, will be realized based on current income tax laws, including those modified by the Tax Act, and expectations of future taxable income stemming from forecasted profits from ongoing operations and from the reversal of existing deferred tax liabilities.

The Company had nil total gross unrecognized tax benefit as of December 31, 2018, and $15 (in thousands of U.S. dollars) as of December 31, 2017.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. The Company did not have any interest and penalties accrued as of December 31, 2018, and December 31, 2017.

The following is a reconciliation of Tucows’ change in uncertain tax position (Dollar amounts in thousands of U.S. dollars):

Total Gross Unrecognized Tax Benefits	December 31, 2018	December 31, 2017
Balance, beginning of year	$15	$117
Change in uncertain tax benefits	(15)	(102)
Balance, end of year	$-	$15

In Fiscal 2017, in connection with the eNom acquisition, we acquired deferred tax liabilities primarily composed of prepaid registry fees.  As a result, we aligned our tax methodology pertaining to the deductibility of prepaid registry fees for our other subsidiaries.  In Fiscal 2018, we determined that we were in technical violation with respect to the administrative application of the accounting method change relating to the deductibility of prepaid registry fees for these additional subsidiaries. Based on the Company’s examination of administrative practices and precedents by the IRS, we believe that on a more likely than not basis that our tax position will be sustained. If the position is not sustained, then the accounting method change would be deferred into the following taxation period and we may be subject to incremental taxes as well as interest and penalties.

10. Revenue:

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

Nature of goods and services

The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments. See note 18 – Segment reporting for more information.

(a)	Network Access Services

The Company generates Network Access Services revenues primarily through the provisioning of mobile services (“Ting Mobile”). Other sources of revenue include the provisioning of fixed high-speed Internet access (“Ting Internet”) as well as billing solutions to Internet Service Providers (“ISPs”).

Ting Mobile wireless usage contracts grant customers access to standard talk, text and data mobile services. Ting Mobile contracts are billed based on the actual amount of monthly services utilized by each customer during their billing cycle and charged to customers on a postpaid basis. Voice minutes, text messages and megabytes of data are each billed separately based on a tiered pricing program. The Company recognizes revenue for Ting Mobile usage based on the actual amount of monthly services utilized by each customer.

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

Domain related value-added services like digital certifications, WHOIS privacy, website hosting and hosted email provide our resellers and retail registrant customers with tools and additional functionality to be used in conjunction with domain registrations. All domain related value-added services are considered distinct performance obligations which transfer the promised service to the customer over the contracted term. Fees charged to customers for domain related value-added services are collected at the inception of the contract, and revenue is recognized on a straight-line basis over the contracted term, consistent with the satisfaction of the performance obligations.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Year ended December 31,
	2018	2017	2016

Network Access Services:
Mobile Services	$89,340	$83,885	$70,127
Other Services	7,984	5,567	4,179
Total Network Access Services	97,324	89,452	74,306

Domain Services:
Wholesale
Domain Services	189,434	183,731	89,010
Value Added Services	17,756	17,832	8,642
Total Wholesale	207,190	201,563	97,652

Retail	34,524	31,649	14,630
Portfolio	6,975	6,757	3,231
Total Domain Services	248,689	239,969	115,513

	$346,013	$329,421	$189,819

During the years ended December 31, 2018, December 31, 2017 and December 31, 2016 no customer accounted for more than 10% of total revenue and no customer accounted for more than 10% of accounts receivable.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Year ended December 31,
	2018	2017	2016

Network Access Services:
Mobile Services	$46,061	$45,335	$35,915
Other Services	3,994	3,305	1,910
Total Network Access Services	50,055	48,640	37,825

Domain Services:
Wholesale
Domain Services	160,216	161,013	72,948
Value Added Services	3,154	2,450	2,032
Total Wholesale	163,370	163,463	74,980

Retail	17,725	17,346	6,766
Portfolio	953	1,151	616
Total Domain Services	182,048	181,960	82,362

Network Expenses:
Network, other costs	9,846	9,324	5,210
Network, depreciation and amortization costs	7,294	4,976	1,368
	17,140	14,300	6,578

	$249,243	$244,900	$126,765

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

The opening balance of deferred revenue was $160.6 million as of January 1, 2018. Significant changes in deferred revenue were as follows (Dollar amounts in thousands of U.S. dollars):

Year ended December 31, 2018

Balance, beginning of period	$160,582
Deferred revenue	222,208
Recognized revenue (1)	(239,096)
Balance, end of period	$143,694

(1)As a result of the bulk transfers of 2.8 million domain names to Namecheap throughout 2018, recognized revenue for the year ended December 31, 2018 includes $16.9 million, related to previously deferred revenue, a portion of which would have otherwise been recognized after December 31, 2018.

Remaining Performance Obligations:

As the Company fulfills its performance obligations, the following table includes revenues expected to be recognized in the future related performance obligations that are unsatisfied (or partially unsatisfied) as at December 31, 2018 (Dollar amounts in thousands of U.S. dollars):

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

Year ended December 31, 2018

2019	$116,398
2020	12,751
2021	5,498
2022	3,456
2023	2,163
Thereafter	3,074

Total	$143,340

11. Contract Costs:

(a)     Deferred costs of acquisition

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the period of benefit of those costs to be longer than one year and those costs are expected to be recoverable under the term of the contract. We have identified certain sales incentive programs that meet the requirements to be capitalized, and therefore, capitalized them as contract costs in the amount of $1.4 million at December 31, 2018.

Capitalized contract acquisition costs are amortized into operating expense based on the transfer of goods or services to which the assets relate which typically range from two – ten years. For the year ended December 31, 2018, the Company capitalized $0.9 million and also amortized $0.9 million of contract costs, respectively. There was no impairment loss recognized in relation to the costs capitalized during the year ended December 31, 2018. The breakdown of the movement in the contract costs balance for the year ended December 31, 2018 is as follows (Dollar amounts in thousands of U.S. dollars):

Year ended December 31, 2018(1)

Balance, beginning of period	$1,404
Capitalization of costs	913
Amortization of costs	(927)
Balance, end of period	$1,390

(1)The beginning balance consists entirely of a cumulative adjustment recorded on January 1, 2018 as a result of the modified retrospective adoption of Topic 606. See Note 2 – “Recent accounting pronouncements” of Notes to Consolidated Financial Statements for more information.

When the amortization period for costs incurred to obtain a contract with a customer is less than one year, we have elected to apply a practical expedient to expense the costs as incurred.  These costs include our internal sales compensation program and certain partner sales incentive programs.

(b)     Deferred costs of fulfillment

Deferred costs to fulfill contracts generally consist of domain registration costs which have been paid to a domain registry, and are capitalized as Prepaid domain name registry and ancillary services fees. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. For the year ended December 31, 2018, the Company capitalized $163.5 million and also amortized $183.9 million of contract costs. There was no impairment loss recognized in relation to the costs capitalized during the year ended December 31, 2018. Amortization expense is primarily included in cost of revenue. The breakdown of the movement in the prepaid domain name registry and ancillary services fees balance for the year ended December 31, 2018 is as follows (Dollar amounts in thousands of U.S. dollars).

Year ended December 31, 2018

Balance, beginning of period	$127,003
Deferral of costs	163,447
Recognized costs [1]	(183,923)
Balance, end of period	$106,527

1As a result of the bulk transfer of 2.8 million domain names to Namecheap throughout 2018, recognized costs for the year ended December 31, 2018 includes $16.7 million related to previously deferred prepaid registry fees, a portion of which would have otherwise been recognized after December 31, 2018.

12. Common Shares:

The Company’s authorized common share capital is 250 million shares of common stock without nominal or par value. On December 31, 2018, there were 10,627,988 shares of common stock outstanding (2017: 10,583,879).

Repurchase of common shares:

(a) Normal Course Issuer Bids:

On February 13, 2019, the Company announced that its Board of Directors (“Board”) has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 14, 2019 and is expected to terminate on February 13, 2020. Please see “Note 19 – Subsequent Events” for more information on the 2018 stock buyback program.

On February 14, 2018, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 14, 2018 and terminated on February 13, 2019. No repurchases were made under this program.

On March 1, 2017, the Company announced that its Board had approved a stock buyback program to repurchase of up to $40 million of the Company's common stock in the open market. The $40 million buyback program commenced on March 1, 2017 and terminated on February 14, 2018. No repurchases were made under this program.

On February 9, 2016, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2016 and terminated on February 9, 2017. The Company repurchased 308,416 shares under this program during the year ended December 31, 2016 for a total $7.2 million.

(b) Net Exercise of Stock Options

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

The following table summarizes our share repurchase activity for the periods covered below (Dollar amounts in thousands of US dollars, except for share data):

	Year Ended December 31,
	2018	2017	2016
Common stock repurchased on the open market or through tender offer
Number of shares	—	—	308,416
Aggregate market value of shares (in thousands)	$—	$—	$7,180
Average price per share	$—	$—	$23.28

Common stock received in connection with share-based compensation
Number of shares	19,777	50,454	25,572
Aggregate market value of shares (in thousands)	$1,138	$2,602	$634
Average price per share	$57.56	$51.58	$24.80

13. Stock Option Plans:

The Company’s 1996 Stock Option Plan (the “1996 Plan”) was established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which may be set aside for issuance under the 1996 Plan was 2,787,500 shares, provided that the Board of the Company has the right, from time to time, to increase such number subject to the approval of the shareholders of the Company when required by law or regulatory authority. Generally, options issued under the 1996 Plan vest over a four-year period. The 1996 Plan expired on February 25, 2006; no options were issued from this plan after that date.

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

The fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016 was estimated using the following weighted average assumptions:

	Year ended December 31,
	2018	2017	2016

Volatility	37.9%	41.6%	66.1%
Risk-free interest rate	2.7%	1.8%	1.3%
Expected life (in years)	4.48	4.55	4.3
Dividend yield	—%	—%	—%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$22.22	$20.08	$11.18

Details of stock option transactions are as follows:

	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2018		2017		2016
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	653,571	$36.69	474,501	$12.67	513,366	$9.24
Granted	163,366	62.80	370,025	54.10	81,750	22.66
Exercised	(63,886)	12.86	(172,759)	7.88	(109,963)	3.79
Forfeited	(50,714)	52.33	(18,196)	37.70	(9,902)	16.80
Expired	—	—	—	—	(750)	3.76
Outstanding, end of period	702,337	43.80	653,571	36.69	474,501	12.67
Options exercisable, end of period	326,937	$28.91	243,771	$14.79	332,192	$10.08

As of December 31, 2018, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows:

			Options outstanding				Options exercisable
Exercise price			Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$5.52	-	$8.56	58,135	$6.92	0.9	$3,089	58,135	$6.92	0.9	$3,090
$10.16	-	$19.95	99,588	16.44	2.5	4,344	97,088	16.35	2.5	4,244
$21.10	-	$27.53	65,000	23.47	3.2	2,378	55,000	23.91	3.0	1,988
$35.25	-	$37.35	14,375	35.89	4.4	347	10,625	36.11	4.2	254
$43.15	-	$47.00	18,500	44.19	5.1	294	8,000	43.75	5.1	131
$53.20	-	$58.65	328,387	55.67	5.4	1,443	98,089	55.21	5.1	476
$64.10	-	$64.10	118,352	64.10	6.4	—	—	—	—	—
			702,337	$43.80	4.6	$11,895	326,937	$28.91	3.2	$10,183

Total unrecognized compensation cost relating to unvested stock options at December 31, 2018, prior to the consideration of expected forfeitures, is approximately $6.5 million and is expected to be recognized over a weighted average period of 2.7 years.

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $2.9 million, $7.6 million and $2.4 million, respectively. Cash received from the exercise of stock options during the years ended December 31, 2018, 2017 and 2016 was $0.1 million, $0.2 million and $0.1 million respectively.

The Company recorded stock-based compensation amounting to $2.6 million, $1.5 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016 respectively. Stock-based compensation has been included in operating expenses as follows (Dollar amounts in thousands of US dollars):

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Network expenses	$223	$110	$22
Sales and marketing	1,025	573	236
Technical operations and development	636	360	98
General and administrative	690	414	443
	$2,574	$1,457	$799

14. Foreign Exchange:

A foreign exchange loss amounting to $0.9 million has been recorded in general and administrative expenses during the year ended December 31, 2018. A foreign exchange gain amounting to $0.7 million has been recorded in general and administrative expenses during the year ended December 31, 2017. A foreign exchange loss amounting to $0.1 million has been recorded in general and administrative expenses during the year ended December 31, 2016.

15. Other Income, Net:

In February 2015, we waived our rights under the proposed joint venture to operate the .online registry and instead entered into a Joint Marketing agreement with our venture partners under which our original capital contributions have been returned and a set of go-forward marketing arrangements have been created instead. Under the terms of the agreement, the Company has undertaken to provide certain marketing support for .online registry and has agreed to certain volume commitments during the term of the agreement. The Joint Marketing Agreement is for a term of three years and commenced in November 2015. The Company generated a gain of $1.5 million for waiving its rights and entering the Joint Marketing Agreement. The gain is being recognized over the term of three years. An amount of $0.5 million of this gain was recognized for the years ended December 31, 2018, 2017 and 2016 respectively. As of December 31, 2018 the gain has been fully recognized.

16. Earnings Per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of US dollars, except for share data):

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Numerator for basic and diluted earnings per common share:
Net income for the year	$17,135	$22,327	$16,067
Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,604,722	10,537,356	10,524,856
Effect of stock options	189,448	256,266	188,739
Diluted weighted average number of shares outstanding	10,794,170	10,793,622	10,713,595
Basic earnings per common share	$1.62	$2.12	$1.53
Diluted earnings per common share	$1.59	$2.07	$1.50

Options to purchase 451,739 common shares were outstanding during 2018 (2017: 341,650; 2016: 76,750) but were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares for the year.

17. Commitments and Contingencies:

(a)       The Company has several non-cancelable lease and purchase obligations primarily for general office facilities, service contracts for mobile telephone services and equipment that expire over the next ten years. Future minimum payments under these agreements are as follows (Dollar amounts in thousands of US dollars):

Contractual Obligations for the year ending December 31,	Contractual Lease Obligations (1)	Purchase Obligations (2)	Total Obligations
2019	1,748	44,938	46,686
2020	1,084	5,068	6,152
2021	1,198	388	1,586
2022	1,182	379	1,561
2023	1,153	370	1,523
Thereafter	7,195	795	7,990
	$13,560	$51,938	$65,498

(1) Contractual lease obligations include an agreement to extend the lease of the Company's principal administrative office located in Toronto, ON. Prior to the extension, the lease agreement was set to expire on December 31, 2020. The new agreement extends the lease period from 2021 to 2030. Not including additional building operating expenses, the Company has committed to lease payments of $7.4 million over the term of the lease extension.

(2) Purchase obligations include all other legally binding service contracts for mobile telephone services and other operational agreements to be delivered during Fiscal 2019 and subsequent years. Note, Purchase Obligations do not include interest payments on the Company’s credit facilities.

Rental expense under operating lease agreements was $2.3 million, $1.9 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Under the terms of the agreement, Ting may be required to advance funds to the City in the event of a quarterly shortfall between the City’s revenue from leasing the network to Ting and the City’s debt service requirements relating to financing of the network. Ting could be responsible for shortfalls between $50,000 and $150,000 per quarter. In Fiscal 2016, the City has entered into financing for the construction of the WFN which allows the City to draw up to $21.0 million, from their lenders, over the next five years with interest only payments during that period with a loan maturity of 30 years. As of December 31, 2018, the City has drawn $13.4 million and the City’s revenues from Ting exceed the City’s debt service requirements. The Company does not believe it will be responsible for any shortfall in Fiscal 2019.

(c)     On September 17, 2018 Ting entered into a non-exclusive access and use agreement with a private infrastructure group. The agreement memorializes a long-term (15 year) relationship wherein Ting will be granted the non-exclusive right to act as an Internet service provider for a fiber optic network to be constructed in a city in the United States. Under the terms of the agreement, the private infrastructure group is fully responsible for constructing, operating and maintaining a wholesale fiber optic network, as well as the financing of those activities.

Ting will be responsible for paying a fee per subscriber to the private infrastructure group. Through a “take or pay” arrangement, Ting has agreed to certain minimum charges based on minimum subscriber rates. These minimum fees are variable based on the percentage completion of the fiber optic network, and thus have not been considered an unconditional purchase obligation for the purposes of the table in Note 17(a).

(d)            In the normal course of its operations, the Company becomes involved in various legal claims and lawsuits. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of December 31, 2018 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial position.

(e)          On August 30, 2017, Namecheap, Inc. (“Namecheap”) filed a compliant against the Company, eNom, Inc., and unknown John Does in the United States District Court for the Western District of Washington alleging breach of contract, breach of the implied duty of good faith and fair dealing, and unjust enrichment (the “Namecheap Federal Action”). On September 6, 2018, Tucows and Namecheap entered into a settlement agreement, pursuant to which the matter was amicably resolved, and the case dismissed. Namecheap has provided Tucows an administrative fee for services in connection with transferring its domain names off Tucows’ platform.

 18. Segment Reporting:

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

The Chief Executive Officer (the “CEO”) is the chief operating decision maker and regularly reviews the operations and performance by segment. The CEO reviews gross profit as (i) a key measure of performance for each segment and (ii) to make decisions about the allocation of resources. Sales and marketing expenses, technical operations and development expenses, general and administrative expenses, depreciation of property and equipment, amortization of intangibles assets, impairment of indefinite life intangible assets, gain on currency forward contracts and other expense net are organized along functional lines and are not included in the measurement of segment profitability. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the CEO. The Company follows the same accounting policies for the segments as those described in Note 2 – “Significant Accounting Policies”, and “Note 10 – “Revenue”.

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in Note 10 - Revenue), which is regularly reported to the chief operating decision maker is as follows (Dollar amounts in thousands of US dollars):

	Network Access Services	Domain Services	Consolidated Totals
Year ended December 31, 2018

Net Revenues	$97,324	$248,689	$346,013

Cost of revenues
Cost of revenues	50,055	182,048	232,103
Network expenses	2,029	7,817	9,846
Depreciation of property and equipment	4,063	1,235	5,298
Amortization of intangible assets	46	1,950	1,996
Total cost of revenues	56,193	193,050	249,243
Gross Profit	41,131	55,639	96,770

Expenses:
Sales and marketing			33,063
Technical operations and development			8,748
General and administrative			17,710
Depreciation of property and equipment			424
Amortization of intangible assets			7,247
Impairment of indefinite life intangible assets			-
Loss (gain) on currency forward contracts			254
Income from operations			29,324
Other income (expenses), net			(3,169)
Income before provision for income taxes			$26,155

	Network Access Services	Domain Services	Consolidated Totals
Year ended December 31, 2017

Net Revenues	$89,452	$239,969	$329,421

Cost of revenues
Cost of revenues	48,640	181,960	230,600
Network expenses	1,861	7,463	9,324
Depreciation of property and equipment	2,201	941	3,142
Amortization of intangible assets	46	1,788	1,834
Total cost of revenues	52,748	192,152	244,900
Gross Profit	36,704	47,817	84,521

Expenses:
Sales and marketing			29,423
Technical operations and development			7,258
General and administrative			13,594
Depreciation of property and equipment			585
Amortization of intangible assets			6,566
Impairment of indefinite life intangible assets			111
Loss (gain) on currency forward contracts			(98)
Income from operations			27,082
Other income (expenses), net			(3,007)
Income before provision for income taxes			$24,075

	Network Access Services	Domain Services	Consolidated Totals
Year ended December 31, 2016

Net Revenues	$74,306	$115,513	$189,819

Cost of revenues
Cost of revenues	37,825	82,362	120,187
Network expenses	1,399	3,811	5,210
Depreciation of property and equipment	977	343	1,320
Amortization of intangible assets	48	-	48
Total cost of revenues	40,249	86,516	126,765
Gross Profit	34,057	28,997	63,054

Expenses:
Sales and marketing			20,755
Technical operations and development			4,495
General and administrative			11,405
Depreciation of property and equipment			504
Amortization of intangible assets			905
Impairment of indefinite life intangible assets			42
Loss (gain) on currency forward contracts			(99)
Income from operations			25,047
Other income (expenses), net			66
Income before provision for income taxes			$25,113

(b)           The following is a summary of the Company’s cost of revenues from each significant revenue stream (Dollar amounts in thousands of US dollars):

	Year ended December 31,
	2018	2017	2016

Network Access Services:
Mobile Services	$46,061	$45,335	$35,915
Other Services	3,994	3,305	1,910
Total Network Access Services	50,055	48,640	37,825

Domain Services:
Wholesale
Domain Services	160,216	161,013	72,948
Value Added Services	3,154	2,450	2,032
Total Wholesale	163,370	163,463	74,980

Retail	17,725	17,346	6,766
Portfolio	953	1,151	616
Total Domain Services	182,048	181,960	82,362

Network Expenses:
Network, other costs	9,846	9,324	5,210
Network, depreciation and amortization costs	7,294	4,976	1,368
	17,140	14,300	6,578

	$249,243	$244,900	$126,765

(c)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of US dollars):

	December 31, 2018	December 31, 2017

Canada	$1,393	$1,176
United States	46,631	23,417
Germany	41	27
	$48,065	$24,620

(d)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of US dollars):

	December 31, 2018	December 31, 2017

Canada	$6,553	$7,749
United States	30,421	37,783
Germany	-	120
	$36,974	$45,652

(e)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region (Dollar amounts in thousands of US dollars):

	December 31, 2018	December 31, 2017

Canada	$-	$-
	$-	$-

(f)           Valuation and qualifying accounts (Dollar amounts in thousands of US dollars):

Allowance for doubtful accounts excluding provision for credit notes	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period

Year ended December 31, 2018	$168	$(36)	$-	$132
Year ended December 31, 2017	$164	$4	$-	$168

19. Subsequent Events:

a.

On February 14, 2019, the Company announced that its Board has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 14, 2019 and will terminate on or before February 13, 2020. The previously announced $40 million buyback program for the period February 14, 2018 to February 13, 2019 was terminated on February 13, 2019.

b.

In January 2019, the Company entered into an agreement to a lease extension of its principal administrative office located in Toronto, ON. Prior to the extension, the lease agreement expired on December 31, 2020. The new agreement extends the lease period from 2021 to 2030. Not including additional building operating expenses, the Company has committed to lease payments of $7.4 million over the term of the lease extension.

20. Selected Quarterly Financial Data (Unaudited):

	December 31	September 30	June 30	March 31
	(in thousands, except for per share data)

2018
Total revenues	$85,612	$83,519	$81,087	$95,795
Gross profit	27,731	24,262	22,158	22,619
Net income	4,436	5,347	3,608	3,744
Earnings per share:
Basic	$0.42	$0.50	$0.34	$0.35
Diluted	0.41	0.50	0.33	0.35

2017
Total revenues	$90,621	$85,008	$84,223	$69,568
Gross profit	25,736	20,494	21,347	16,944
Net income	11,199	3,439	5,241	2,446
Earnings per share:
Basic	$1.06	$0.33	$0.50	$0.23
Diluted	1.04	0.32	0.49	0.23

EXHIBIT INDEX

Exhibit No.	Description
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

10.6#	Lease extension between 707932 Ontario Limited and Tucows (Delaware) Inc. and Tucows.com Co., dated January 1, 2019.

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

Tucows Inc.
DATE: March 5, 2019	By:	/s/ Elliot Noss
Name: Elliot Noss
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elliot Noss	President, Chief Executive Officer	March 5, 2019
Elliot Noss	(Principal Executive Officer) and Director

/s/ Davinder Singh	Chief Financial Officer	March 5, 2019
Davinder Singh	(Principal Financial and Accounting Officer)

/s/ Allen Karp	Director	March 5, 2019
Allen Karp

/s/ Rawleigh Ralls	Director	March 5, 2019
Rawleigh Ralls

/s/ Robin Chase	Director	March 5, 2019
Robin Chase

/s/ Erez Gissin	Director	March 5, 2019
Erez Gissin

/s/ Jeffrey Schwartz	Director	March 5, 2019
Jeffrey Schwartz

/s/ Brad Burnham	Director	March 5, 2019
Brad Burnham