Form 10-Q
period 2019-03-31
TUCOWS INC /PA/
filed 2019-05-08
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

As of May 6, 2019, there were 10,654,861 outstanding shares of common stock, no par value, of the registrant.

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TCX	NASDAQ

TUCOWS INC.

Form 10-Q Quarterly Report

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Tucows®, EPAG®, Hover®, OpenSRS®, Platypus®, Ting®, eNom®, Roam®, Roam Mobility®, Bulkregister®, Ascio® and YummyNames® are registered trademarks of Tucows Inc. or its subsidiaries. Other service marks, trademarks and trade names of Tucows Inc. or its subsidiaries may be used in this Quarterly Report on Form 10-Q (this “Quarterly Report”). All other service marks, trademarks and trade names referred to in this Quarterly Report are the property of their respective owners. Solely for convenience, any trademarks referred to in this Quarterly Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we or the owner of such trademark, as applicable, will not assert, to the fullest extent under applicable law, our or its rights, or the right of the applicable licensor, to these trademarks.

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	March 31,	December 31,
	2019	2018 *

Assets

Current assets:
Cash and cash equivalents	$11,035	$12,637
Accounts receivable, net of allowance for doubtful accounts of $131 as of March 31, 2019 and $132 as of December 31, 2018	13,120	10,837
Inventory	3,367	3,775
Prepaid expenses and deposits	16,498	15,472
Prepaid domain name registry and ancillary services fees, current portion (note 11)	99,962	87,782
Income taxes recoverable	2,048	1,423
Total current assets	146,030	131,926

Prepaid domain name registry and ancillary services fees, long-term portion (note 11)	18,599	18,745
Property and equipment	55,486	48,065
Right of use operating lease asset (note 12)	12,206	-
Contract costs	1,371	1,390
Intangible assets (note 6)	61,991	49,395
Goodwill (note 6)	109,777	90,054
Total assets	$405,460	$339,575

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$8,459	$8,445
Accrued liabilities	8,055	5,899
Customer deposits	14,571	11,919
Derivative instrument liability (note 5)	353	1,276
Deferred rent, current portion	-	21
Operating lease liability, current portion (note 12)	1,917	-
Loan payable, current portion (note 7)	24,788	18,400
Deferred revenue, current portion	131,801	116,734
Accreditation fees payable, current portion	1,076	985
Income taxes payable	702	1,668
Total current liabilities	191,722	165,347

Deferred revenue, long-term portion	27,618	26,960
Accreditation fees payable, long-term portion	239	250
Deferred rent, long-term portion	-	116
Operating lease liability, long-term portion (note 12)	9,793	-
Loan payable, long-term portion (note 7)	68,026	46,201
Deferred tax liability	24,621	20,925

Stockholders' equity (note 14)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 10,643,750 shares issued and outstanding as of March 31, 2019 and 10,627,988 shares issued and outstanding as of December 31, 2018	16,188	15,823
Additional paid-in capital	3,844	3,953
Retained earnings	63,609	60,810
Accumulated other comprehensive income (loss)	(200)	(810)
Total stockholders' equity	83,441	79,776
Total liabilities and stockholders' equity	$405,460	$339,575

Commitments and contingencies (note 17)

*The Company has initially applied ASC 2016-02 (Topic 842) using the modified retrospective method. Under this method, the comparative information is not restated.

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	Three months ended March 31,
	2019	2018 *

Net revenues (note 10)	$78,953	$95,795

Cost of revenues (note 10)
Cost of revenues	51,932	68,972
Network expenses	2,395	2,574
Depreciation of property and equipment	1,801	1,131
Amortization of intangible assets (note 6)	174	499
Total cost of revenues	56,302	73,176

Gross profit	22,651	22,619

Expenses:
Sales and marketing	8,741	8,365
Technical operations and development	2,523	2,095
General and administrative	4,448	4,530
Depreciation of property and equipment	124	101
Amortization of intangible assets (note 6)	1,866	1,832
Loss (gain) on currency forward contracts (note 5)	(79)	(3)
Total expenses	17,623	16,920

Income from operations	5,028	5,699

Other income (expenses):
Interest expense, net	(972)	(896)
Other income, net	-	124
Total other income (expenses)	(972)	(772)

Income before provision for income taxes	4,056	4,927

Provision for income taxes (note 8)	1,257	1,183

Net income before redeemable non-controlling interest	2,799	3,744

Redeemable non-controlling interest	-	(26)
Net income attributable to redeemable non-controlling interest	-	26

Net income for the period	2,799	3,744

Other comprehensive income, net of tax
Unrealized income (loss) on hedging activities (note 5)	549	17
Net amount reclassified to earnings (note 5)	61	-
Other comprehensive income (loss) net of tax (expense) recovery of ($194) and ($6) for the periods ended March 31, 2019 and March 31, 2018, respectively (note 5)	610	17

Comprehensive income, net of tax for the period	$3,409	$3,761

Basic earnings per common share (note 9)	$0.26	$0.35

Shares used in computing basic earnings per common share (note 9)	10,634,842	10,588,718

Diluted earnings per common share (note 9)	$0.26	$0.35

Shares used in computing diluted earnings per common share (note 9)	10,835,897	10,792,613

*The Company has initially applied ASC 2016-02 (Topic 842) using the modified retrospective method. Under this method, the comparative information is not restated.

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	Three months ended March 31,
	2019	2018 *
Cash provided by:
Operating activities:
Net income for the period	$2,799	$3,744
Items not involving cash:
Depreciation of property and equipment	1,925	1,232
Loss on write off of property and equipment	22	-
Amortization of debt discount and issuance costs	78	70
Amortization of intangible assets	2,040	2,331
Net amortization contract costs	19	25
Deferred income taxes (recovery)	462	(47)
Excess tax benefits on share-based compensation expense	(356)	(144)
Net Right of use operating assets/Operating lease liability	(30)	-
Loss on disposal of domain names	4	37
Other income	-	(129)
Loss (gain) on change in the fair value of forward contracts	(118)	(3)
Stock-based compensation	525	578
Change in non-cash operating working capital:
Accounts receivable	(1,188)	(309)
Inventory	408	46
Prepaid expenses and deposits	(390)	(525)
Prepaid domain name registry and ancillary services fees	(1,716)	11,344
Income taxes recoverable	(1,236)	265
Accounts payable	786	2,132
Accrued liabilities	1,321	759
Customer deposits	287	(2,275)
Deferred revenue	3,269	(9,598)
Accreditation fees payable	80	40
Net cash provided by operating activities	8,991	9,573

Financing activities:
Proceeds received on exercise of stock options	71	7
Payment of tax obligations resulting from net exercise of stock options	(340)	(147)
Proceeds received on loan payable	32,940	-
Repayment of loan payable	(4,600)	(4,572)
Payment of loan payable costs	(205)	(4)
Net cash (used in) provided by financing activities	27,866	(4,716)

Investing activities:
Additions to property and equipment	(10,435)	(5,117)
Acquisition of a portion of the minority interest in Ting Virginia, LLC (note 4(a))	-	(1,200)
Acquisition of Ascio Technologies, net of cash of $1,437 (note 4(b))	(28,024)	-
Acquisition of intangible assets	-	(1)
Net cash used in investing activities	(38,459)	(6,318)

(Decrease) increase in cash and cash equivalents	(1,602)	(1,461)

Cash and cash equivalents, beginning of period	12,637	18,049
Cash and cash equivalents, end of period	$11,035	$16,588

Supplemental cash flow information:
Interest paid	$976	$901
Income taxes paid, net	$2,118	$1,337
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$392	$398

*The Company has initially applied ASC 2016-02 (Topic 842) using the modified retrospective method. Under this method, the comparative information is not restated.

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

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

2. Basis of presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at March 31, 2019 and the results of operations and cash flows for the interim periods ended March 31, 2019 and 2018. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. Other than the exception noted below, these interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in Tucows' 2018 Annual Report on Form 10-K filed with the SEC on March 5, 2019 (the “2018 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three months ended March 31, 2019 as compared to the significant accounting policies and estimates described in our 2018 Annual Report, except as described in Note 3 – Recent accounting pronouncements.

3. Recent accounting pronouncements:

Recent Accounting Pronouncements Adopted

ASU 2016-02: Adoption of Leases (Topic 842)

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) as of January 1, 2019.

The Company has elected to apply ASU 2016-02 using the modified retrospective approach with the transition relief provided by ASC 2018-11, which allows the Company to use January 1, 2019 as the date of initial application. As a result, all comparative periods have not been restated and continue to be reported under Topic 840.

The Company elected the practical expedient to use hindsight when considering the likelihood that lessee options to extend or terminate a lease or purchase the underlying asset will be exercised, and in assessing the impairment of right-of-use assets.

The Company elected the practical expedient to separate non-lease components from the associated lease components for its existing datacenter, corporate offices and fiber-optic cable leases at transition.

As a result of adopting ASU 2016-02, the most significant effects were the recognition of a right-of-use (“ROU”) asset and lease liability related to operating leases of approximately $8.8 million and approximately $8.3 million, respectively at January 1, 2019. The difference between the ROU asset and lease liability of $0.5 million was due to the net reclassification of previously deferred rent and prepaid expenses of approximately $0.1 million and approximately $0.6 million, respectively to the ROU asset. There was no impact on opening retained earnings on adoption. The adoption of ASU 2016-02 did not have a significant impact on our consolidated statements of comprehensive income or our consolidated statements of cash flows.

ASU 2017-12: Derivatives and Hedging (Topic 815)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12”), which better aligns an entity’s risk management activities and financial reporting for hedging relationship through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The new standard expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. The Company adopted the targeted improvements to ASU 2017-12 in the first quarter of 2019 using a modified retrospective approach to existing hedging relationships. The new guidance did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2018-15”). ASU 2018-15 helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance on accounting for implementation costs when the cloud computing arrangement does not include a licence and is accounted for as a service contract. The amendments in ASU 2018-15 require an entity (customer) in a hosting arrangement to assess which implementation costs to capitalize vs expense as it relates to a service contract. The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. ASU 2018-15 will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently in the process of evaluating the quantitative impact of ASU 2018-15, and transition methods.

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

(b)	Ascio

On March 18, 2019, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with its indirect wholly owned subsidiary, Ting Fiber, Inc., and NetNames European Holdings ApS, CSC Administrative Services Limited UK, and Corporation Service Company (“CSC”), pursuant to which Ting Fiber, Inc. purchased from CSC all of the equity of Ascio Technologies, Inc. (“Ascio”), a domain registrar business, and all of CSC’s assets related to that business. The purchase price was $29.5 million, which represented the agreed upon purchase of $29.44 million plus an amount of $21,205 related to the estimated working capital deficiency acquired.

The Company has prepared a preliminary purchase price allocation of the assets acquired and the liabilities assumed of Ascio based on management’s best estimates of fair value. The final purchase price allocation may vary based on final appraisals, valuations and analyses of the fair value of the acquired assets and assumed liabilities. The preliminary purchase price allocation is pending the finalization of the fair value of deferred revenue and for potential working capital adjustments to assets and liabilities. We expect to finalize this determination on or before September 30, 2019.

Goodwill	$19,723
Cash	1,437
Brand	2,020
Developed technology	2,420
Customer relationships	10,200
Prepaid domain registry fees	10,318
Other assets	2,328
Total assets	48,446

Deferred Revenue	(12,456)
Deferred Tax Liabilities	(3,038)
Other liabilities	(3,491)
Total liabilities	(18,985)

Preliminary consideration paid	$29,461

As required by Accounting Standards Codification (“ASC”) 805, Business Combinations, the Company has recorded deferred revenue at fair value at the acquisition date, which was determined by estimating the costs associated with customer support services and prepaid domain name registration fees to fulfill the contractual obligations over the remaining life of the contract at the acquisition date plus a normal profit margin.

All definite life intangible assets acquired, including brand, developed technology and customer relationships will be amortized over 7 years.

The goodwill related to this acquisition is primarily attributable to synergies expected to arise from the acquisition and is not deductible for tax purposes.

In connection with this acquisition, the Company incurred total acquisition related costs of $0.5 million of which $0.3 million is included in General & Administrative expenses in the consolidated statements of operations and comprehensive income for the three months ended March 31, 2019.

The following table presents selected unaudited pro forma information for the Company assuming the acquisition of Ascio had occurred as of January 1, 2018. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what results would be for any future periods.

	Three months ended March 31,	Three months ended March 31,
Dollar amounts in thousands of U.S. Dollars	2019	2018
Net revenues	$83,668	$101,379
Net income	2,865	3,119

Basic earnings per common share	0.27	0.29
Diluted earnings per common share	$0.26	$0.29

The amount of revenue recognized by since the acquisition date included in the consolidated statements of operations and comprehensive income for the three months ended March 31, 2019 is $0.8 million.

The net income recognized since the acquisition date included in the consolidated statements of operations and comprehensive income for the three months ended March 31, 2019 is a loss of $0.1 million.

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

The Company has designated certain of these transactions as cash flow hedges of forecasted transactions and foreign currency denominated liabilities under ASC Topic 815, Derivatives and Hedging (“ASC 815”). For certain contracts, as the critical terms of the hedging instrument and the entire hedged forecasted transaction are the same in accordance with ASC 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Unrealized gains or losses on these contracts have been included within other comprehensive income (“OCI”). The fair value of the contracts, as of March 31, 2019, is recorded as derivative instrument liabilities. As a result of adopting the targeted improvements on January 1, 2019, for any existing contracts on the effective date of adoption and thereafter, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness will be recorded in OCI.

As of March 31, 2019, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $30.6 million, of which $27.9 million were designated as hedges. As of December 31, 2018, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $40.5 million, of which $36.5 million were designated as hedges.

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair Value
April - June 2019	$10,381	$1.3154	$142
July - September 2019	9,881	1.3136	127
October - December 2019	10,327	1.3174	84
	$30,589	$1.3155	$353

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of March 31, 2019 Fair Value Liability	As of December 31, 2018 Fair Value Liability
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$264	$1,069
Foreign Currency forward contracts not designated as cash flow hedges (net)	Derivative instruments	89	207
Total foreign currency forward contracts (net)	Derivative instruments	$353	$1,276

Movement in AOCI balance for the three months ended March 31, 2019 (Dollar amounts in thousands of U.S. dollars):

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2018	$(1,069)	$259	$(810)
Other comprehensive income (loss) before reclassifications	725	(176)	549
Amount reclassified from AOCI	79	(18)	61
Other comprehensive income (loss) for the three months ended March 31, 2019	804	(194)	610

Ending AOCI Balance - March 31, 2019	$(265)	$65	$(200)

Effects of derivative instruments on income and OCI for the three months ended March 31, 2019 are as follows (Dollar amounts in thousands of U.S. dollars):

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)
		Operating expenses	$(64)	$-	$-
Foreign currency forward contracts for the three months ended March 31, 2019	$610	Cost of revenues	$(15)	$-	$-

Foreign currency forward contracts for the three months ended March 31, 2018	$-	Operating expenses	$-	$-	$-
		Cost of revenues	$-	$-	$-

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company recorded a loss on settlement of less than $0.1 million for the three months ended March 31, 2019 (nil for the three months ended March 31, 2018) and a gain of $0.1 million for the change in fair value of outstanding contracts for the three months ended March 31, 2019 (gain of less than $0.1 million for the three months ended March 31, 2018), in the consolidated statement of operations and comprehensive income.

6. Goodwill and Other Intangible Assets:

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance is $109.8 million as of March 31, 2019 (December 31, 2018 – $90.1 million), up $19.7 million from December 31, 2018, as a result of the acquisition of Ascio (See Note 4 (b) – Acquisitions for more information). The Company's goodwill relates 98% ($107.6 million) to its Domain Services operating segment and 2% ($2.2 million) to its Network Access Services operating segment.

Goodwill is not amortized, but is subject to an annual test, or more frequently if impairment indicators are present.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended March 31, 2019 and March 31, 2018, the Company assessed that certain domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should not be renewed.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years.

A summary of acquired intangible assets for the three months ended March 31, 2019 is as follows (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3-7 years	2 - 7 years	15 years
Balances December 31, 2018	$11,176	$1,245	$9,004	$27,292	$163	$515	$49,395
Acquisition of Ascio Technologies, Inc. (note 4 (b))	-	-	2,020	10,200	2,420	-	14,640
Acquisition of customer relationships	-	-	-	-	-	-	-
Additions to/(disposals from) domain portfolio, net	(1)	(3)	-	-	-	-	(4)
Amortization expense	-	-	(449)	(1,408)	(171)	(12)	(2,040)
Balances March 31, 2019	$11,175	$1,242	$10,575	$36,084	$2,412	$503	$61,991

The following table shows the estimated amortization expense in future periods, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

March 31, 2019
Remainder of 2019	7,064
2020	9,418
2021	9,408
2022	9,279
2023	9,279
Thereafter	5,126
Total	49,574

As of March 31, 2019, the accumulated amortization for the definite life intangible assets was $26.6 million. As of December 31, 2018, the accumulated amortization for the definite life intangible assets was $24.5 million.

7. Loan payable:

2017 Amended Credit Facility

On January 20, 2017, the Company entered into a secured Credit Agreement (the “2017 Amended Credit Facility”) with Bank of Montreal (“BMO”), Royal Bank of Canada and Bank of Nova Scotia (collectively BMO, the “Lenders”) under which the Company has access to an aggregate of up to $140 million in funds.

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

On March 18, 2019, the Company entered into the Second Amendment to the 2017 Credit Facility to provide the Lenders consent for the acquisition of Ascio (discussed in Note 4 (b) – Acquisitions) and to reallocate borrowing limits between loan facilities. As a result of the Second Amendment to the 2017 Credit Facility, the borrowing limit of Facility B was decreased by $9 million to $6 million, and the borrowing limit of Facility C was increased by $9 million $44.5 million. All other terms associated with the 2017 Amended Credit Facility remained the same.

We incurred costs associated with the Second Amendment to the 2017 Credit Facility of $0.2 million, which have been capitalized and will amortize over the term of the loan.

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

The repayment terms for Facility A require monthly interest payments with any final principal payment becoming due upon maturity of the 2017 Amended Credit Facility. Under the repayment terms for Facility B, at December 31st of each year, balances drawn during the year that remain outstanding will become payable on a quarterly basis commencing the first quarter of the following year, for the period of amortization based on the purpose of the draw. For Facilities C and D, each draw will become payable beginning the first full quarter post initial draw for the period of amortization based on the purpose of the draw. The amortization periods for Facilities B, C and D are based on the purposes of the draws as follows: draws for share repurchases are repaid over four years, draws for acquisitions over five years and draws for FTTH capital expenditures over seven years. The 2017 Amended Credit Facility also includes a mechanism that is triggered based on the Company’s Total Funded Debt to EBITDA calculation at the end of each fiscal year. If Total Funded Debt to EBITDA exceeds 2.25:1 at December 31 of any year during the term, the Company is obligated to make a repayment of 50% of Excess Cash Flow in that year as defined under the agreement.

The 2017 Amended Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2017 Amended Credit Facility requires that the Company to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to EBITDA Ratio of 2.25:1; and (ii) minimum Fixed Charge Coverage Ratio of 1.20:1. Further, the Company’s maximum annual Capital Expenditures cannot exceed $65.0 million per year, which limit will be reviewed on an annual basis. In addition, funded share repurchases are not to exceed $20 million, or up to $40 million so long as the total loans related to share repurchases do not exceed 1.5 times of trailing twelve months EBITDA. As at and for the periods ending March 31, 2019, and March 31, 2018, the Company was in compliance with these covenants.

 Borrowings under the 2017 Amended Credit Facility will accrue interest and standby fees based on the Company’s Total Funded Debt to EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:

Availment type or fee	Less than 1.00	Greater than or equal to 1.00 and less than 2.00	Greater than or equal to 2.00 and less than 2.25	Greater than or equal to 2.25
Canadian dollar borrowings based on Bankers’ Acceptance or U.S. dollar borrowings based on LIBOR (Margin)	2.00%	2.25%	2.75%	3.25%

Canadian or U.S. dollar borrowings based on Prime Rate or U.S. dollar borrowings based on Base Rate (Margin)	0.75%	1.00%	1.50%	2.00%

Standby fees	0.40%	0.45%	0.55%	0.65%

The following table summarizes the Company’s borrowings under Facilities A – D (Dollar amounts in thousands of U.S. dollars):

	March 31, 2019	December 31, 2018
Facility A	$1,000	$1,000
Facility B	5,786	6,000
Facility C	36,012	3,232
Facility D	50,699	54,924
Less: unamortized debt discount and issuance costs	(683)	(555)
Total loan payable	$92,814	$64,601
Less: loan payable, current portion	(24,788)	(18,400)
Loan payable, long-term portion	$68,026	$46,201

The following table summarizes our scheduled principal repayments as of March 31, 2019 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2019	18,591
2020	24,788
2021	50,118
93,497

Other Credit Facilities

Prior to the Company entering into the 2017 Amended Credit Facility, the Company had credit agreements (collectively the “Prior Credit Facilities”) with BMO, which provide the Company with continued access to a treasury risk management facility and a credit card facility. All remaining credit facilities under the Amended Credit Facility have been terminated.

The treasury risk management facility under the Prior Credit Facilities provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Prior Credit Facilities, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of March 31, 2019, the Company held contracts in the amount of $30.6 million to trade U.S. dollars in exchange for Canadian dollars. See Note 5 – Derivative instruments and hedging activities for more information.

8. Income taxes

For the three months ended Mach 31, 2019, we recorded an income tax expense of $1.3 million on income before income taxes of $4.1 million, using an estimated effective tax rate for the fiscal year ending December 31, 2019 (“Fiscal 2019”) adjusted for certain minimum state taxes as well as the inclusion of a $0.4 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Comparatively, for the three months ended March 31, 2018, the Company recorded an income tax expense of $1.2 million on income before taxes of $4.9 million, using an estimated effective tax rate for the 2018 fiscal year and adjusted for the $0.1 million tax recovery impact related to ASU 2016-09.

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

The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at March 31, 2019 and December 31, 2018, respectively.

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three months ended March 31,
	2019	2018
Numerator for basic and diluted earnings per common share:
Net income for the period	2,799	3,744

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,634,842	10,588,718
Effect of outstanding stock options	201,055	203,895
Diluted weighted average number of shares outstanding	10,835,897	10,792,613

Basic earnings per common share	0.26	0.35

Diluted earnings per common share	0.26	0.35

For the three months ended March 31, 2019, outstanding options to purchase 121,300 common shares were not included in the computation of diluted income per common share because all such options’ exercise price was greater than the average market price of the common shares for the period as compared to the three months ended March 31, 2018, where 333,300 outstanding options were not included in the computation.

During the three months ended March 31, 2019, the Company did not repurchase any shares under the stock buyback program which commenced on February 13, 2019, and will be terminated on or before February 13, 2020, or under the stock buyback program commenced on February 14 2018 and terminated on February 13, 2019.

During the three months ended March 31, 2018, no common shares were repurchased and cancelled under the terms of our stock repurchase program which commenced on February 14, 2018, terminated on February 13, 2019 or under the program commenced March 1 2017, and terminated on February 14 2018.

10. Revenue

Nature of goods and services

The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments. See Note 13 – Segment reporting for more information.

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

Our Roam Mobility brand also offers standard talk, text and data mobile services. Roam Mobility customers prepay for their usage through the Roam Mobility website. When prepayments are received the amount is deferred, and subsequently recognized as the Company satisfies its obligation to provide mobile services. In addition, revenues associated with the sale of SIM cards are recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three months ended March 31,
	2019	2018(1)
Network Access Services:
Mobile Services	$20,809	$21,872
Other Services	2,443	1,736
Total Network Access Services	23,252	23,608

Domain Services
Wholesale
Domain Services	42,591	58,428
Value Added Services	4,184	4,434
Total Wholesale	46,775	62,862

Retail	8,642	8,436
Portfolio	284	889
Total Domain Services	55,701	72,187

	$78,953	$95,795

1As a result of the bulk transfer of 2.65 million domain names to Namecheap on January 5th, 2018, recognized revenue for the three months ended March 31, 2018 includes $14.6 million related to previously deferred revenue for these names.

During the three months ended March 31, 2019, no customer accounted for more than 10% of total revenue. During the three months ended March 31, 2018, one customer accounted for 18% of revenue. As at March 31, 2019 and December 31, 2018, no customer accounted for more than 10% of accounts receivable.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three months ended March 31,
	2019	2018(1)
Network Access Services:
Mobile Services	$10,743	$11,266
Other Services	1,069	941
Total Network Access Services	11,812	12,207

Domain Services
Wholesale
Domain Services	34,839	51,314
Value Added Services	794	857
Total Wholesale	35,633	52,171

Retail	4,359	4,409
Portfolio	128	185
Total Domain Services	40,120	56,765

Network Expenses:
Network, other costs	2,395	2,574
Network, depreciation and amortization costs	1,975	1,630
	4,370	4,204

	$56,302	$73,176

1As a result of the bulk transfer of 2.65 million domain names to Namecheap on January 5th, 2018, recognized cost of sales for the three months ended March 31, 2018 includes $14.5 million related to prepaid costs for these names.

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

The opening balance of deferred revenue was $143.7 million as of January 1, 2019. Significant changes in deferred revenue were as follows (Dollar amounts in thousands of U.S. dollars):

Deferred Revenue

Three months ended March 31, 2019
Balance, beginning of period	$143,694
Acquired in a business combination[1]	12,456
Deferred revenue	59,991
Recognized revenue	(56,722)
Balance, end of period	$159,419

[1]The Company acquired Ascio on March 18, 2019. As part of the transition, the Company acquired active domain name contracts for terms ranging from 1 - 10 years, for which the registration fees have already been collected from customers. As required by ASC 805, Business Combinations, the Company has recorded deferred revenue at fair value at the acquisition date, which was determined by estimating the costs associated with customer support services and prepaid domain name registration fees to fulfill the contractual obligations over the remaining life of the contract at the acquisition date plus a normal profit margin.

Remaining Performance Obligations:

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

Although domain registration contracts are deferred over the lives of the individual contracts, which can range from one to ten years, approximately 80 percent of our deferred revenue balance related to domain contracts is expected to be recognized within the next twelve months.

Deferred revenue related to Roam Mobility and Exact hosting contracts are also deferred over the lives of the individual contracts, which are expected to be fully recognized within the next twelve months.

11. Costs to obtain and fulfill a contract

Deferred costs of fulfillment

Deferred costs to fulfill contracts generally consist of domain registration costs which have been paid to a domain registry, and are capitalized as Prepaid domain name registry and ancillary services fees. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. For the three months ended March 31, 2019, the Company capitalized $43.3 million and also amortized $41.5 million of contract costs, respectively. We also acquired $10.3 million of prepaid domain name registry and ancillary service fees in the Ascio acquisition, which took place on March 18, 2019. Amortization of contract fulfillment costs is primarily included in cost of revenue. The breakdown of the movement in the prepaid domain name registry and ancillary services fees balance for the three months ended March 31, 2019 is as follows (Dollar amounts in thousands of U.S. dollars).

Three months ended March 31, 2019
Balance, beginning of period	$106,527
Acquired in a business combination[1]	10,318
Capitalization of costs	43,260
Amortization of costs	(41,544)
Balance, end of period	$118,561

[1]The Company acquired Ascio on March 18, 2019. As part of the transition, the Company acquired active domain name contracts with a terms ranging from 1 - 10 years, for which fees to suppliers were paid in advance.

12. Leases

We lease datacenters, corporate offices and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 19 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

We have elected to consider leases with a term of 12 months or less as short-term, and as such have not been recognized on the balance sheet. We recognize lease expense for short-term leases on a straight-line basis over the lease term.

The Company elected the practical expedient to use hindsight when considering the likelihood that lessee options to extend or terminate a lease or purchase the underlying asset will be exercised, and in assessing the impairment of right-of-use assets.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments.

For corporate offices, datacenter and fiber-optic cable leases, the Company has elected the practical expedient to combine lease and non-lease components.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

Three months ended,
March 31, 2019
Operating Lease Cost (leases with a total term greater than 12 months)	$1,071
Short-term Lease Cost (leases with a term of 12 months or less)	124
Variable Lease Cost	171
Total Lease Cost	$1,366

Lease Cost is presented in general and administrative expenses and network expenses within our consolidated statements of operations and comprehensive income.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

Three months ended,
March 31, 2019

Supplemental cashflow information:
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,051
Operating Lease - Operating Cash Flows (Liability Reduction)	$948
New ROU Assets - Operating Leases	$4,427

Other information:
Weighted Average Discount Rate	5.24% (5.06% at Jan 1, 2019)
Weighted Average Remaining Lease Term	8.55 years (5.52 years at Jan 1, 2019)

Maturity of lease liability as of March 31, 2019 (Dollar amounts in thousands of U.S. dollars):

March 31, 2019
Remaining of 2019	$2,450
2020	1,832
2021	1,668
2022	1,617
2023	1,538
Thereafter	5,583
Total future lease payments	14,688
Less interest	2,978
Total	$11,710

Operating lease payments include payments under the non-cancellable term and approximately $2.4 million related to options to extend lease terms that are reasonably certain of being exercised.

As of March 31, 2019, we have additional office space operating leases that have not yet commenced, with future lease payments of $0.1 million. These operating leases will commence in the second quarter of 2019 with lease terms of 1 year or less, and therefore short-term.

In January 2019, the Company modified a corporate office lease to increase the term, leading to an increase to both the right of use operating lease asset and right of use operating lease liability of $3.9 million.

13. Segment reporting:

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

The Chief Executive Officer (the “CEO”) is the chief operating decision maker and regularly reviews the operations and performance by segment. The CEO reviews gross profit as (a) a key measure of performance for each segment and (b) to make decisions about the allocation of resources. Sales and marketing expenses, technical operations and development expenses, general and administrative expenses, depreciation of property and equipment, amortization of intangibles assets, impairment of indefinite life intangible assets, gain on currency forward contracts and other expense net are organized along functional lines and are not included in the measurement of segment profitability. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the CEO. The Company follows the same accounting policies for the segments as those described in Notes 2 – Basis of presentation, 3 – Recent accounting pronouncements, and 10 - Revenue.

Information by operating segments (with the exception of disaggregated revenue, which is discussed in Note 10 - Revenue), which is regularly reported to the CEO is as follows (Dollar amounts in thousands of U.S. dollars):

Three months ended March 31, 2019	Network Access Services	Domain Services	Consolidated Totals
Net Revenues	$23,252	$55,701	$78,953

Cost of revenues
Cost of revenues	11,812	40,120	51,932
Network expenses	521	1,874	2,395
Depreciation of property and equipment	1,454	347	1,801
Amortization of intangible assets	11	163	174
Total cost of revenues	13,798	42,504	56,302
Gross Profit	9,454	13,197	22,651

Expenses:
Sales and marketing			8,741
Technical operations and development			2,523
General and administrative			4,448
Depreciation of property and equipment			124
Amortization of intangible assets			1,866
Loss (gain) on currency forward contracts			(79)
Income from operations			5,028
Other income (expenses), net			(972)
Income before provisions for income taxes			$4,056

Three months ended March 31, 2018	Network Access Services	Domain Services	Consolidated Totals
Net Revenues	$23,608	$72,187	$95,795

Cost of revenues
Cost of revenues	12,207	56,765	68,972
Network expenses	490	2,084	2,574
Depreciation of property and equipment	833	298	1,131
Amortization of intangible assets	11	488	499
Total cost of revenues	13,541	59,635	73,176
Gross Profit	10,067	12,552	22,619

Expenses:
Sales and marketing			8,365
Technical operations and development			2,095
General and administrative			4,530
Depreciation of property and equipment			101
Amortization of intangible assets			1,832
Loss (gain) on currency forward contracts			(3)
Income from operations			5,699
Other income (expenses), net			(772)
Income before provisions for income taxes			$4,927

(b)	The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of U.S. dollars):

	March 31, 2019	December 31, 2018
Canada	$2,009	$1,393
United States	53,422	46,631
Germany	55	41
	$55,486	$48,065

(c)	The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of U.S. dollars):

	March 31, 2019	December 31, 2018
Canada	$6,218	$6,553
United States	43,356	30,421
	$49,574	$36,974

(d)	Valuation and qualifying accounts (Dollar amounts in thousands of U.S. dollars):

Allowance for doubtful accounts excluding provision for credit notes	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period
Three months ended March 31, 2019	$132	$(1)	$-	$131
Year ended December 31, 2018	$168	$(36)	$-	$132

14. Stockholders’ Equity:

The following table summarizes stockholders' equity transactions for the three-month period ended March 31, 2019 (Dollar amounts in thousands of U.S. dollars):

	Common Stock
	Number	Amount	Additional Paid in Capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance on December 31, 2018	10,627,988	$15,823	$3,953	$60,810	$(810)	$79,776
Exercise of Stock options	29,043	365	(294)	-	-	71
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(13,281)	-	(340)	-	-	(340)
Stock-based compensation	-	-	525	-	-	525
Net income	-	-	-	2,799	-	2,799
Other comprehensive income (loss)	-	-	-	-	610	610
Balances, March 31, 2019	10,643,750	$16,188	$3,844	$63,609	$(200)	$83,441

2019 Stock Buyback Program

On February 13, 2019, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases are to be made exclusively through the facilities of the NASDAQ Capital Market. The $40 million buyback program commenced on February 14, 2019 and is expected to terminate on February 13, 2020. During the three months ended March 31, 2019, the Company did not repurchase any shares under this program.

2018 Stock Buyback Program

On February 14, 2018, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 14, 2018 and terminated on February 13, 2019.  During the three months ended March 31, 2019 and the three months ended March 31, 2018, the Company did not repurchase any shares under this program.

2017 Stock Buyback Program

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

15. Share-based payments

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

Details of stock option transactions for the three months ended March 31, 2019 and March 31, 2018 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three months ended March 31, 2019		Three months ended March 31, 2018
	Number of Shares	Weighted average exercise price per share	Number of Shares	Weighted average exercise price per share
Outstanding, beginning of period	$702,337	$43.80	$653,571	$36.69
Granted	-	-	11,000	58.52
Exercised	(29,043)	24.63	(12,563)	7.79
Forfeited	(6,751)	59.40	(17,125)	42.54
Expired	(1,387)	60.82	-	-
Outstanding, end of period	$665,156	$44.46	$634,883	$37.48
Options exercisable, end of period	$304,007	$29.52	$245,933	$16.62

As of March 31, 2019, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

			Options outstanding				Options exercisable
Exercise Price			Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
$5.52	-	$8.56	48,633	$6.96	0.7	$3,610	48,633	$6.96	0.7	$3,610
$10.16	-	$19.95	91,438	16.30	2.2	5,933	90,188	16.25	2.2	5,856
$21.10	-	$27.53	61,250	23.62	2.9	3,526	51,250	24.11	2.7	2,925
$35.25	-	$37.35	14,375	35.89	4.2	651	11,875	36.02	4.0	536
$43.15	-	$47.00	18,500	44.19	4.8	684	11,500	43.99	4.8	428
$53.20	-	$58.65	315,608	55.67	5.1	8,052	90,561	55.21	4.8	2,351
$64.10	-	$64.10	115,352	64.10	6.2	1,970	-	-	-	-
			665,156	$44.46	4.4	$24,426	304,007	$29.52	3.0	$15,706

Total unrecognized compensation cost relating to unvested stock options at March 31, 2019, prior to the consideration of expected forfeitures, is approximately $5.9 million and is expected to be recognized over a weighted average period of 2.4 years.

The Company recorded stock-based compensation of $0.5 million for the three months ended March 31, 2019, and $0.6 million for the three months ended March 31, 2018.

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

The following table provides a summary of the fair values of the Company's derivative instrument assets and liabilities measured at fair value on a recurring basis at March 31, 2019 (Dollar amounts in thousands of U.S. dollars):

	March 31, 2019
	Fair Value Measurement Using			Liabilities at Fair
	Level 1	Level 2	Level 3	value
Derivative Instrument liability

Total Liabilities	$	$353	$	$353

	December 31, 2018
	Fair Value Measurement Using			Liabilities at Fair
	Level 1	Level 2	Level 3	value
Derivative Instrument liability

Total Liabilities	$	$1,276	$	$1,276

17. Contingencies

From time to time, the Company has legal claims and lawsuits in connection with its ordinary business operations. The Company vigorously defends such claims. While the final outcome with respect to any actions or claims outstanding or pending as of March 31, 2019 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things: the competition we expect to encounter as our business develops and competes in a broader range of Internet services; our expectation regarding the acquisition of Ascio, the Company's foreign currency requirements, specifically for the Canadian dollar; Ting mobile, Roam mobile and fixed Internet access subscriber growth and retention rates; our belief regarding the underlying platform for our domain services, our expectation regarding the trend of sales of domain names and advertising; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; the revenue that our parked page vendor relationships may generate in the future; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds, our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

•

Factors set forth herein under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 5, 2019 (the “2018 Annual Report”).

As previously disclosed the under the caption “Item 1A Risk Factors” in our 2018 Annual Report, data protection regulations may impose legal obligations on us that we cannot meet or that conflict with our ICANN contractual requirements.

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

For the three months ended March 31, 2019 and March 31, 2018, we reported revenue of $79.0 million and $95.8 million, respectively.

Network Access Services

Network Access Services includes mobile, fixed high-speed Internet access services and other revenues, including, billing solutions to small ISPs.

Our primary mobile service offering (“Ting Mobile”) is mainly distributed through the Ting website and to a lesser extent certain third-party retail stores and on-line retailers. We generate revenues from the sale of retail telephony services, mobile phone hardware and related accessories to individuals and small businesses through the Ting website. Ting Mobile’s primary focus is providing simple and easy to use services, including simple value pricing, in particular for multi-line accounts, and superior customer care. Our Roam Mobility, Zipsim and Always Online Wireless brands (collectively “Roam Mobility brands”) operate as a MVNO on the same nationwide Global System for Mobile communications network as Ting Mobile. Roam Mobility brands cater to international travellers and distribute products through third-party retail stores and product branded websites.

The Company also derives revenue from the sale of fixed high-speed Internet access (“Ting Internet”) in select towns throughout the United States, with further expansion underway to both new and existing Ting towns. Our primary sales channel of Ting Internet is through the Ting website. The primary focus of Ting Internet is to provide reliable Gigabit Internet services to consumer and business customers.

Revenues from Ting Mobile and Ting Internet are generated in the U.S. and are provided on a monthly basis with no fixed contract term. Revenues from Roam Mobility brands are generated in the U.S. and Canada on a prepaid usage basis with no fixed contract terms.

As of March 31, 2019, Ting managed mobile telephony services for approximately 284,000 subscribers and 160,000 accounts. For a discussion of subscribers and how they impacted our financial results, see the Net Revenue discussion below.

Domain Services

Domain Services includes wholesale and retail domain name registration services, value added services and portfolio services derived through our OpenSRS, eNom, Ascio and Hover brands. We earn revenues primarily from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations. In addition, we earn revenues from the sale of retail domain name registration and email services to individuals and small businesses; and by making our portfolio of domain names available for sale or lease. Domain Services revenues are attributed to the country in which the contract originates, primarily Canada and the U.S. Ascio domain services contracts, which were acquired by the Company on March 18, 2019, primarily originate in Europe.

Our primary distribution channel is a global network of approximately 38,000 resellers that operate in over 150 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence.  Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of generic top-level domain (“gTLD”) and the country code top-level domain options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface, easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale, primarily branded as OpenSRS, eNom and Ascio, derives revenue from its domain service and from providing value-added services. The OpenSRS, eNom and Ascio domain services manage approximately 25.2 million domain names under the Tucows, eNom and Ascio ICANN registrar accreditations and for other registrars under their own accreditations, which has increased 1.0 million domain names since March 31, 2018. The increase from prior year is primarily due to the acquisition of 1.9 million names acquired in the Ascio acquisition on March 18, 2019. The increase was offset by bulk transfers of 0.5 million domain names registered to a single customer, Namecheap, who transferred the names to their own ICANN registrar credentials. A further decrease of 0.4 million domain names was related to the erosion of registrations related to non-core customers.

In addition to the bulk transfers to Namecheap mentioned above, an additional 2.65 million domain names were transferred in the first quarter of 2018. The Company recognized, on an accelerated basis, $14.6 million of revenue and $14.5 million of cost of revenues sold related to previously deferred revenue and deferred prepaid registry fees on the transfers that took place during the first quarter of 2018.

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

Network Access Services

Ting Mobile	March 31,
	2019(1)	2018(1)
	(in 000s)
Ting mobile accounts under management	160	165
Ting mobile subscribers under management	284	286

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.

Ting Internet	March 31,
	2019	2018
	(in 000s)
Ting Internet accounts under management	8	5
Ting Internet serviceable addresses (1)	32	18

(1)	Defined as premises to which Ting has the capability to provide a customer connection in a service area.

Domain Services

Total new, renewed and transferred-in domain name registrations:

	Three months ended March 31,
	2019(1)	2018(1)
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	4,562	4,892

(1)	For a discussion of these period to period changes in the domain names provisioned and how they impacted our financial results, see the Net Revenues discussion below.

Domain names under management:

	March 31,
	2019(1)	2018(1)
	(in 000's)
Domain names under management:
Registered using Registrar Accreditation belonging to the Tucows Group	20,208	19,489
Registered using Registrar Accreditations belonging to Resellers	4,999	4,861
Total domain names under management	25,207	24,350

(1)	For a discussion of these period to period changes in domain names under management and how they impacted our financial results, see the Net Revenue discussion below.

OPPORTUNITIES, CHALLENGES AND RISKS

As a MVNO, our Ting Mobile and Roam services are reliant on our Mobile Network Operators ("MNOs") providing competitive networks. Our MNOs each continue to invest in network expansion and modernization to improve their competitive positions. Deployment of new and sophisticated technology on a very large-scale entails risks. Should they fail to implement, maintain and expand their network capacity and coverage, adapt to future changes in technologies and continued access to and deployment of adequate spectrum successfully, our ability to provide wireless services to our subscribers, to retain and attract subscribers and to maintain and grow our subscriber revenues could be adversely affected, which would negatively impact our operating margins.

During Ting Mobile’s growth phase, we have been able to continue to grow gross customer additions and maintain a consistent churn rate, which has allowed us to maintain net new customer additions despite the impact of churn on a fast-growing customer base. We expect price competition to grow more intense in the industry which could result in increased customer churn or reductions of customer acquisition rates either of which could result in slower growth rates or in certain cases, our ability to maintain growth.

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

Mobile

Ting Mobile usage contracts grant customers access to standard talk, text and data mobile services. Ting mobile contracts are billed based on the actual amount of monthly services utilized by each customer during their billing cycle and charged to customers on a postpaid basis. Voice minutes, text messages and megabytes of data are each billed separately based on a tiered pricing program. The Company recognizes revenue for Ting mobile usage based on the actual amount of monthly services utilized by each customer.

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

Historically, our wholesale domain service has constituted the largest portion of our business and encompasses all of our services as an accredited registrar related to the registration, renewal, transfer and management of domain names. In addition, this service fuels other revenue categories as it often is the initial service for which a reseller will engage us, enabling us to follow on with other services and allowing us to add to our portfolio by purchasing names registered through us upon their expiration. With the acquisition of Ascio and its 700-reseller network, domain services will continue to be the largest portion of our business and will further fuel our ability to sell add-on services.

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

Wholesale – Value-Added Services

We derive domain related value-added services like digital certifications, WHOIS privacy and hosted email and provide our resellers and retail registrant customers with tools and additional functionality to be used in conjunction with domain registrations. All domain related value-added services are considered distinct performance obligations which transfer the promised service to the customer over the contracted term. Fees charged to customers for domain related value-added services are collected at the inception of the contract, and revenue is recognized on a straight-line basis over the contracted term, consistent with the satisfaction of the performance obligations.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our 2018 Annual Report, except for the adoption of Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which was adopted using the modified retrospective basis. Accordingly, comparative figures have not been restated. The adoption of ASU 2016-02 did not have a material impact on our consolidated statements of operations and comprehensive income. For further information on our critical accounting policies and estimates, see “Note 3 – Recent accounting pronouncements” to the consolidated financial statements of the Company in Part I, Item 1 in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

NET REVENUES

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

	Three months ended March 31,
	2019	2018(1)
Network Access Services:
Mobile Services	$20,809	$21,872
Other Services	2,443	1,736
Total Network Access Services	23,252	23,608

Domain Services
Wholesale
Domain Services	42,591	58,428
Value Added Services	4,184	4,434
Total Wholesale	46,775	62,862

Retail	8,642	8,436
Portfolio	284	889
Total Domain Services	55,701	72,187

	$78,953	$95,795
(Decrease) increase over prior period	(16,842)
(Decrease) increase - percentage	-18%

1As a result of the bulk transfer of 2.65 million domain names to Namecheap on January 5th, 2018, recognized revenue for the three months ended March 31, 2018 includes $14.6 million related to previously deferred revenue for these names.

The following table presents our revenues, by revenue source, as a percentage of total revenues (Dollar amounts in thousands of U.S. dollars):

	Three months ended March 31,
	2019	2018
Network Access Services:
Mobile Services	27%	23%
Other Services	3%	2%
Total Network Access Services	30%	25%

Domain Services
Wholesale
Domain Services	54%	60%
Value Added Services	5%	5%
Total Wholesale	59%	65%

Retail	11%	9%
Portfolio	0%	1%
Total Domain Services	70%	75%

	100%	100%

Total net revenues for the three months ended March 31, 2019 decreased by $16.8 million or 18% to $79.0 million when compared to the three months ended March 31, 2018.  The three-month decrease was primarily driven by the $14.6 million acceleration of revenue related to the Namecheap bulk transfer of 2.65 million names in the first quarter of 2018. Wholesale domain revenues decreased a further $2.5 million related to an erosion of registrations from non-core customers. Revenue also decreased $1.1 million due to a decrease in Ting Mobile handset and mobile usage revenue. The decrease was partially offset by a $0.7 million increase in Ting Internet revenue, driven by an increase in subscriber base and an increase of $0.8 million related to the acquisition of Ascio.

Deferred revenue from domain name registrations and other Internet services at March 31, 2019 increased to $159.4 million from $143.7 million at December 31, 2018, primarily due to the addition of deferred revenue acquired in the Ascio acquisition on March 18, 2019.

During the three months ended March 31, 2019, no customer accounted for more than 10% of total revenue. For the three months ended March 31, 2018, one customer accounted for 18% of total revenue. As at March 31, 2019 and December 31, 2018, no customer accounted for more than 10% of accounts receivable. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Network Access Services

Net revenues from mobile phone equipment and services for the three months ended March 31, 2019 decreased by $1.1 million or 5% to $20.8 million as compared to the three months ended March 31, 2018. This decrease primarily reflects a decline in service revenues of $0.4 million to $19.3 million as compared to the three months ended March 31, 2018, due to the decline in subscriber base.  Revenues from the sale of mobile hardware and related accessories decreased by $0.7 million to $1.5 million as compared to the three months ended March 31, 2018. The decrease in device revenue was primarily driven by reduced demand for high-priced devices compared to the three months ended March 31, 2018.

Other revenues from Ting Internet and billing solutions generated $2.4 million in revenue during the three months ended March 31, 2019, up $0.7 million from the three months ended March 31, 2018. Growth in Ting Internet revenues was as a result of the increased Ting Internet footprint in existing Ting towns throughout the United States, as well as the addition of Sandpoint, ID in the second quarter of 2018, Centennial, CO in the third quarter of 2018 and Fuquay-Varina in the first quarter of 2019.

As of March 31, 2019, Ting Mobile had 160,000 accounts under management and 284,000 subscribers under management compared to 165,000 accounts and 286,000 subscribers under management as of March 31, 2018.

As of March 31, 2019, Ting Internet had 8,000 subscribers under management and 32,000 serviceable addresses under management compared to 5,000 subscribers and 18,000 serviceable addresses as of March 31, 2018.

Wholesale

During the three months ended March 31, 2019, wholesale services revenue decreased by $16.0 million or 27% to $42.6 million when compared to the three months ended March 31, 2018. The decrease was primarily driven by the accelerated recognition of $14.6 million domains revenue associated with the Namecheap bulk transfer of 2.65 million names in the first quarter of 2018. Revenues decreased a further $2.2 million due to a decline in remaining Namecheap sales. The decrease was partially offset by a $0.8 million increase related to the acquisition of Ascio.

Total domains that we manage increased to 25.2 million as of March 31, 2019, when compared to 24.3 million at March 31, 2018. This increase was primarily related to the Company’s acquisition, on March 18, 2019, of Ascio, a domain registrar business, and all of CSC’s assets related to that business which included approximately 1.9 million domain names under management. The increase from Ascio offset primarily by the migration of a few large, low margin customers, including Namecheap. These customers moved their domain management and domain transaction processing to their own accreditations and in-house systems. In the twelve months following March 31, 2018 the Company completed bulk transfers of 0.5 million domain names to Namecheap’s credentials, and experienced a further decline in registrations of 0.5 million domain names related to the erosion of registrations belonging to non-core customers. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility of these factors could affect the growth of domain names that we manage.

During the three months ended March 31, 2019, value added services revenue decreased by $0.2 million to $4.2 million when compared to the three months ended March 31, 2018.  The three-month decreases were primarily driven by decreased expiry stream revenue.

Retail

Net revenues from retail for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, increased by $0.2 million, or 2%, to $8.6 million. The three-month increase was largely due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones.

Portfolio

Net revenues from portfolio for the three months ended March 31, 2019, decreased by $0.6 million to $0.3 million, as compared to the three months ended March 31, 2018, due to a decrease in portfolio sales.

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

The following table presents our cost of revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

	Three months ended March 31,
	2019	2018(1)
Network Access Services:
Mobile Services	$10,743	$11,266
Other Services	1,069	941
Total Network Access Services	11,812	12,207

Domain Services
Wholesale
Domain Services	34,839	51,314
Value Added Services	794	857
Total Wholesale	35,633	52,171

Retail	4,359	4,409
Portfolio	128	185
Total Domain Services	40,120	56,765

Network Expenses:
Network, other costs	2,395	2,574
Network, depreciation and amortization costs	1,975	1,630
	4,370	4,204

	$56,302	$73,176
(Decrease) increase over prior period	(16,874)
(Decrease) increase - percentage	-23%

1As a result of the bulk transfer of 2.65 million domain names to Namecheap on January 5th, 2018, recognized cost of sales for the three months ended March 31, 2018 includes $14.5 million related to prepaid costs for these names.

The following table presents our cost of revenues, as a percentage of total of cost of revenues:

	Three months ended March 31,
	2019	2018
Network Access Services:
Mobile Services	19%	15%
Other Services	2%	1%
Total Network Access Services	21%	16%

Domain Services
Wholesale
Domain Services	62%	71%
Value Added Services	1%	1%
Total Wholesale	63%	72%

Retail	8%	6%
Portfolio	0%	0%
Total Domain Services	71%	78%

Network Expenses:
Network, other costs	4%	4%
Network, depreciation and amortization costs	4%	2%
	8%	6%

	100%	100%

Total cost of revenues for the three months ended March 31, 2019, decreased by $16.9 million, or 23%, to $56.3 million when compared to the three months ended March 31, 2018. The three-month decrease was primarily driven by the $14.5 million acceleration of costs related to the Namecheap bulk transfer of 2.65 million names in the first quarter of 2018. Wholesale domain costs decreased a further $2.5 million related to an erosion in registrations by non-core customers. Cost of revenue also decreased $0.5 million due to a decrease in Ting Mobile handset and mobile usage revenue. The decrease to cost of revenue was offset by an increase of $0.7 related to Ascio.

Network Access Services

Mobile and Other Services

Cost of revenues from mobile phone equipment and services for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, decreased by $0.5 million or 5% to $10.7 million. Mobile usage costs remained stable at $9.0 million despite the decline in subscriber revenue due to minimum supplier cost guarantees. The overall decrease was primarily driven by lower mobile hardware and related accessories costs, which decreased $0.5 million to $1.8 million as compared to the three months ended March 31, 2018. The decrease was primarily driven by reduced demand for higher-priced devices compared to the three months ended March 31, 2018.

In addition, during the three months ended March 31, 2019, we incurred costs of $1.1 million in provisioning high speed Internet access and billing solutions as compared to $0.9 million during the three months ended March 31, 2018. The increase in costs was primarily due primarily to the expansion of the Ting Internet foot print and increasing subscriber base.

Domain Services

Wholesale

Costs for wholesale and value-added services for the three months ended March 31, 2019 decreased by $16.6 million, or 32%, to $34.8 million when compared to the three months ended March 31, 2018. The decrease was primarily driven by the accelerated recognition of $14.5 million domains revenue associated with the Namecheap bulk transfer of 2.65 million names in the first quarter of 2018.  Revenues decreased a further $2.1 million due to a decline in remaining Namecheap sales, and $0.4 million related to general decreased sales volumes. The decreases were partially offset by a $0.7 million increase related to the acquisition of Ascio.

Retail

Costs for retail for the three months ended March 31, 2019 decreased by less than $0.1 million, remaining at $4.4 million when compared to the three months ended March 31, 2018.

Portfolio

Costs for portfolio for the three months ended March 31, 2019 decreased by $0.1 million, when compared to the three months ended March 31, 2018.

Network Expenses

Network costs for the three months ended March 31, 2019 increased by $0.2 million to $4.4 million when compared to the three months ended March 31, 2018. The three-month increase was driven by depreciation as a result of the expansion of the Company’s network infrastructure.

 SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	Three months ended March 31,
	2019	2018
Sales and marketing	$8,741	$8,365
Increase over prior period	$376
Increase - percentage	4%
Percentage of net revenues	11%	9%

Sales and marketing expenses for the three months ended March 31, 2019 increased by $0.4 million, or 4%, to $8.7 million when compared to the three months ended March 31, 2018. This three-month increase related primarily to an increase of $0.3 million in Ting marketing costs and $0.1 million increase to contract costs, which have increased to support future network access related growth.

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

(Dollar amounts in thousands of U.S. dollars)	Three months ended March 31,
	2019	2018
Technical operations and development	$2,523	$2,095
Increase over prior period	$428
Increase - percentage	20%
Percentage of net revenues	3%	2%

Technical operations and development expenses for the three months ended March 31, 2019 increased by $0.4 million, or 20%, to $2.5 million when compared to the three months ended March 31, 2018.  The increase in costs relates primarily to increased salaries and benefits driven by an expanding workforce and wage inflation, including the workforce acquired in the Ascio acquisition on March 18, 2019.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	Three months ended March 31,
	2019	2018
General and administrative	$4,448	$4,530
Decrease over prior period	$(82)
Decrease - percentage	(2)%
Percentage of net revenues	6%	5%

General and administrative expenses for the three months ended March 31, 2019 decreased by $0.1 million, or 2%, to $4.4 million when compared to the three months ended March 31, 2018. The decrease was primarily driven by a decrease in foreign exchange expense of $0.5 million, partially offset by an increase in legal fees associated with the Ascio acquisition of $0.3 million.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	Three months ended March 31,
	2019	2018
Depreciation of property and equipment	$124	$101
Increase over prior period	$23
Increase - percentage	23%
Percentage of net revenues	-%	-%

Depreciation costs increased by less than $0.1 million to $0.1 million as compared to the three months ended March 31, 2018.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	Three months ended March 31,
	2019	2018
Amortization of intangible assets	$1,866	$1,832
Increase over prior period	$34
Increase - percentage	2%
Percentage of net revenues	2%	2%

Amortization of intangible assets for the three months ended March 31, 2019 increased by less than $0.1 million to $1.9 million as compared to the three months ended March 31, 2018. The increase is primarily driven by the acquisition of Ascio, and offset by the fact that certain technology assets acquired in the Enom acquisition have been fully depreciated as of the first quarter of 2019.

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

(Dollar amounts in thousands of U.S. dollars)	Three months ended March 31,
	2019	2018
Loss (gain) on currency forward contracts	$(79)	$(3)
Increase over prior period	$(76)
Increase - percentage	2,533%
Percentage of net revenues	-%	-%

The Company recorded a net gain of $0.1 million on the change in fair value of outstanding contracts as well as a realized on matured contracts during the three months ended March 31, 2019. The Company recorded a net gain of less than $0.1 million on the change in fair value of outstanding contracts as well as realized on matured contracts during the three months ended March 31, 2018.

At March 31, 2019, our balance sheet reflects a net derivative instrument liability of $0.4 million as a result of our existing foreign exchange contracts.

OTHER INCOME AND EXPENSES

(Dollar amounts in thousands of U.S. dollars)	Three months ended March 31,
	2019	2018
Other income (expense), net	$(972)	$(772)
Increase over prior period	$(200)
Increase - percentage	26%
Percentage of net revenues	(1)%	(1)%

Other expenses during the three months ended March 31, 2019 was $1.0 million, as compared to other expense of $0.8 for the three months ended March 31, 2018. Other expense consists primarily of the interest we incur in connection with our 2017 Amended Credit Facility. The interest incurred primarily relates to our loan balances related to the acquisition of eNom, the acquisition of Ascio and funding for expenditures associated with the Company’s Fiber to the Home program. Costs in 2018 were partially offset by income from the amortization of a $1.5 million Joint Marketing Agreement commencing in November 2015, which fully amortized in the fourth quarter of 2018.

INCOME TAXES

(Dollar amounts in thousands of U.S. dollars)	Three months ended March 31,
	2019	2018
Provision for income taxes	$1,257	$1,183
Increase over prior period	$74
Increase - percentage	6%
Effective tax rate	31.0%	24.0%

For the three months ended March 31, 2019, we recorded an income tax expense of $1.3 million on income before income taxes of $4.1 million, using an estimated effective tax rate for Fiscal 2019 adjusted for certain minimum state taxes as well as the inclusion of a $0.4 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense.  Comparatively, for the three months ended March 31, 2018, we recorded an income tax expense of $1.2 million on income before taxes of $4.9 million, using an estimated effective tax rate for the 2018 fiscal year and reflecting the $0.1 million tax recovery impacted related to ASU 2016-09.

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

We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at March 31, 2019 and December 31, 2018, respectively.

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

The following table reconciles net income to adjusted EBITDA (Dollar amounts in thousands of U.S. dollars):

Reconciliation to Net income to Adjusted EBITDA
(In Thousands of US Dollars)
(unaudited)
	Three months ended March 31,
	2019	2018
Net income for the period	$2,799	$3,744
Depreciation of property and equipment	1,925	1,232
Amortization of intangible assets	2,040	2,331
Impairment of intangible assets	-	-
Interest expense, net	972	896
Provision for income taxes	1,257	1,183
Stock-based compensation	525	578
Unrealized loss (gain) on change in fair value of forward contracts	(118)	(3)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	(328)	176
Acquisition and other costs[1]	359	241

Adjusted EBITDA	$9,431	$10,378

[1]Acquisition and other costs represents transaction-related expenses, transitional expenses, such as duplicative post-acquisition expenses, primarily related to our acquisition of eNom in January 2017 and Ascio in March 2019. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA decreased to $9.4 million in the three months ended March 31, 2019 from $10.4 million in the three months ended March 31, 2018. The decrease in adjusted EBITDA from period-to-period was primarily driven by a decline in Ting Mobile sales and a decline in portfolio domain sales and to a lesser extent a negative contribution from Ascio due to the recognition of revenue at fair value at the acquisition date. The overall decrease in EBITDA was partially offset by an increased contribution from Enom, which is the result of increased operating cost synergies realized during the first quarter of 2019.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we began applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The following table presents OCI for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	Three months ended March 31,
	2019	2018
Other comprehensive income (loss)	$610	$17
Increase over prior period	$593
Increase - percentage	3,488%
Percentage of net revenues	1%	-%

The impact of the fair value adjustments on outstanding hedged contracts for the three months ended March 31, 2019 was a gain in OCI of $0.6 million as compared to a gain of less than $0.1 million for the three months ended March 31, 2018.

The net amount reclassified to earnings during the three months ended March 31, 2019 was a loss of $0.1 million compared to nil during the three months ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, our cash and cash equivalents balance decreased $1.6 million when compared to December 31, 2018.  Our principal uses of cash were $28 million for the Acquisition of Ascio Technologies, Inc., $4.6 million in loan repayments, $0.5 million of other costs, including tax payment associated with stock option exercises and continued investment in property and equipment of $10.4 million. These uses of cash were offset by proceeds from an advances of $32.9 million from our 2017 Amended Credit Facility (defined below) to fund Fiber to the Home program (“FTTH”) and the acquisition of Ascio Technologies Inc, and cash provided by operating activities of $9 million for the three months ended March 31, 2019.

2017 Amended Credit Facility

On January 20, 2017, the Company entered into a secured Credit Agreement (the “2017 Amended Credit Agreement”) with Bank of Montreal (“BMO”), Royal Bank of Canada and Bank of Nova Scotia (collectively with “Lenders”) under which the Company has access to an aggregate of up to $140 million in funds. The obligations of the Company under the 2017 Amended Credit Facility are secured by a first priority lien on substantially all of the personal property and assets of the Company.

On March 18, 2019, the Company entered into the Second Amendment to the 2017 Credit Facility to provide the Lenders consent for the acquisition of Ascio (see Note 4(b) – Acquisitions to the Consolidated Financial Statements of the Company in Part 1, Item1 in this Quarterly Report on Form 10Q) and to reallocate borrowing limits between Facility B and C. Specifically, as a result of the Second Amendment to the 2017 Credit Facility, the borrowing limit of Facility B was decreased by $9 million, and the borrowing limit of Facility C was increased by $9 million, as reflected above. All other terms associated with the 2017 Amended Credit Facility remained the same. We incurred costs associated with the Second Amendment to the 2017 Credit Facility of $0.2 million, which have been capitalized and will amortize over the term of the loan.

The 2017 Amended Credit Facility. includes an additional repayment mechanism that is triggered based on the Company’s total funded debt to EBITDA calculation at the end of each fiscal year. If total funded debt to EBITDA exceeds 2.25:1 at December 31 of each year during the term, the Company is obligated to make a repayment of 50% of excess cash flow, all as set forth in the 2017 Amended Credit Agreement.

The 2017 Amended Credit Agreement contains customary events of default and affirmative and negative covenants and restrictions, including certain financial maintenance covenants such as a maximum total funded debt to EBITDA ratio and a minimum fixed charge ratio. As of March 31, 2019, we were in compliance with all our covenants.

For more information on the 2017 Amended Credit Agreement, see Note 7 – Loan payable to the Consolidated Financial Statements of the Company in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Other Credit Facilities

Prior to the Company entering into the 2017 Amended Credit Facility, the Company had credit agreements (collectively the “Amended Credit Facility”) with BMO, which provide the Company with continued access to a treasury risk management facility and a credit card facility. All remaining credit facilities under the Amended Credit Facility have been terminated.

The treasury risk management facility under the Amended Credit Facility provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Amended Credit Facility, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of March 31, 2019, the Company held contracts in the amount of $30.6 million to trade U.S. dollars in exchange for Canadian dollars. See Note 5 – Derivative instruments and hedging activities for more information.

Cash Flow from Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2019 was $9.0 million, as compared to $9.6 million during the three months ended March 31, 2018.

Net income, after adjusting for non-cash charges, during the three months ended March 31, 2019 was $7.4 million. Net income included non-cash charges and recoveries of $4.6 million such as depreciation, amortization, stock-based compensation, excess tax benefits on stock-based compensation, other income, unrealized gains on currency forward contracts, and disposal of domain names. In addition, changes in our working capital provided $1.6 million.  Positive contributions of $6.1 million from movements in inventory, accounts payable, accrued liabilities, customer deposits, deferred revenues and accreditation fees payable were offset by $4.5 million utilized in changes from accounts receivable, prepaid expenses, prepaid domain name fees, and income taxes recoverable.

Cash Flow from Financing Activities

Net cash inflows from financing activities during the three months ended March 31, 2019 totaled $27.9 million as compared to cash outflows of $4.7 million during the three months ended March 31, 2018. Cash inflows of $33 million related to a $32.9 million draw on the 2017 Amended Credit Facility to fund the acquisition of Ascio Technologies, in addition to a $0.1 million outflow from the net impact of exercise of stock options, offset by cash outflows of $5.1 million of which $4.8 million related to the repayment of loan payable and payment of loan payable costs, in addition to a $0.3 million outflow for the payment of tax obligations resulting from net exercise of stock options.. During the three months ended March 31, 2018, the net cash outflow of $4.7 million was primarily related to the $4.6 million repayment of loan payable, in addition to $0.1 million of tax obligations related to the net exercise of stock options.

Cash Flow from Investing Activities

Investing activities during the three months ended March 31, 2019 used net cash of $38.5 million as compared to using $6.3 million during the three months ended March 31, 2018. Cash outflows of $28 million related to the acquisition of Ascio Technologies inc., in addition to $10.4 million invested in property and equipment, primarily to support the continued expansion of our fiber footprint. The Company continues to invest in our existing Ting Towns of Charlottesville, VA, Holly Springs, NC and Westminster, MD as well ramping construction in Sandpoint, ID, Centennial, CO,  and Fuquay Varina, NC, as we seek to extend both our current network and expand to new towns. We expect our capital expenditures on building and expanding our fiber network to increase significantly during Fiscal 2019.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2018, we disclosed our contractual obligations.

As of March 31, 2019, there have been no other material changes to those contractual obligations outside the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of March 31, 2019. We are also subject to market risk exposure related to changes in interest rates under our 2017 Amended Credit Facility. We do not expect that any changes in interest rates will be material during fiscal 2019; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At March 31, 2019, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair Value

April - June 2019	$10,381	$1.3154	$142
July - September 2019	9,881	1.3136	127
October - December 2019	10,327	1.3174	84
	$30,589	$1.3155	$353

As of March 31, 2019, the Company had $30.6 million of outstanding foreign exchange forward contracts which will convert to CDN $40.2 million. Of these contracts, $27.9 million met the requirements for hedge accounting. As of December 31, 2018, the Company held contracts in the amount of $40.5 million to trade U.S. dollars in exchange for $53.3 million Canadian dollars. Of these contracts, $36.5 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2019. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2019. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2019 of approximately $0.9 million, before the effects of hedging. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of March 31, 2019, we had an outstanding balance of $93.5 million on the 2017 Amended Credit Facility.  The 2017 Amended Credit Facility bears a base interest rate based on borrowing elections by the Company and the Company’s total Funded Debt to EBITDA plus LIBOR.  As of March 31, 2019, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on 2017 Amended Credit Facility by approximately $0.9 million, assuming that the loan balance as of March 31, 2019 is outstanding for the entire period.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019 our disclosure controls and procedures were effective at the reasonable assurance level. Management’s assessment of disclosure controls and procedures excluded consideration of Ascio’s internal control over financial reporting. Ascio was acquired during the first quarter of 2019, and the exclusion is consistent with guidance provided by the SEC staff that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition, subject to specified conditions. Ascio’s total assets were approximately $48 million as March 31, 2019; its revenues during the three months ended March 31, 2019 were approximately $0.8 million.

(b)    Changes in Internal Control over Financial Reporting

The adoption of ASU 2016-02 did not require any material changes in our internal control over financial reporting. There were no other changes made in our internal controls over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of our acquisition of Ascio, we are in the process of evaluating Ascio’s internal controls to determine the extent to which modifications to Ascio’s internal controls would be appropriate.

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

Item 1A. Risk Factors

In addition to the risk factor and other information set forth in this Quarterly Report, you should also carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, all of which could materially affect our business, financial condition or operating results and should be considered before making an investment decision regarding our securities. The risks described in this Quarterly Report and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

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

On February 14, 2018, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 14, 2018 and terminated on February 13, 2019.  During the three months ended March 31, 2019 and the three months ended March 31, 2018, the Company did not repurchase any shares under this program.

On February 13, 2019, the Company announced that its Board of Directors (“Board”) has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases are to be made exclusively through the facilities of the NASDAQ Capital Market. The $40 million buyback program commenced on February 14, 2019 and is expected to terminate on February 13, 2020. During the three months ended March 31, 2019, the Company did not repurchase any shares under this program.

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

Date: May 8, 2019	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ DAVINDER SINGH
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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