Form 10-Q
period 2019-06-30
TUCOWS INC /PA/
filed 2019-08-07
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 7, 2019, there were 10,663,491 outstanding shares of common stock, no par value, of the registrant.

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

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	June 30,	December 31,
	2019	2018 *

Assets

Current assets:
Cash and cash equivalents	$12,003	$12,637
Accounts receivable, net of allowance for doubtful accounts of $132 as of June 30, 2019 and $132 as of December 31, 2018	11,588	10,837
Inventory	3,259	3,775
Prepaid expenses and deposits	19,455	15,472
Derivative instrument asset, current portion (note 6)	140	-
Prepaid domain name registry and ancillary services fees, current portion (note 12)	97,788	87,782
Other assets (note 4)	2,501	-
Income taxes recoverable	3,208	1,423
Total current assets	149,942	131,926

Prepaid domain name registry and ancillary services fees, long-term portion (note 12)	18,060	18,745
Property and equipment	64,010	48,065
Right of use operating lease asset (note 13)	11,395	-
Contract costs	1,337	1,390
Intangible assets (note 7)	59,451	49,395
Goodwill (note 7)	110,093	90,054
Total assets	$414,288	$339,575

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$7,590	$8,445
Accrued liabilities	10,789	5,899
Customer deposits	13,526	11,919
Derivative instrument liability (note 6)	-	1,276
Deferred rent, current portion	-	21
Operating lease liability, current portion (note 13)	1,496	-
Loan payable, current portion (note 8)	-	18,400
Deferred revenue, current portion (note 11)	130,499	116,734
Accreditation fees payable, current portion	1,038	985
Income taxes payable	797	1,668
Total current liabilities	165,735	165,347

Deferred revenue, long-term portion (note 11)	26,720	26,960
Accreditation fees payable, long-term portion	231	250
Deferred rent, long-term portion	-	116
Operating lease liability, long-term portion (note 13)	9,482	-
Loan payable, long-term portion (note 8)	99,901	46,201
Deferred tax liability	25,218	20,925

Stockholders' equity (note 15)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 10,663,462 shares issued and outstanding as of June 30, 2019 and 10,627,988 shares issued and outstanding as of December 31, 2018	16,461	15,823
Additional paid-in capital	4,195	3,953
Retained earnings	66,225	60,810
Accumulated other comprehensive income (loss)	120	(810)
Total stockholders' equity	87,001	79,776
Total liabilities and stockholders' equity	$414,288	$339,575

Commitments and contingencies (note 18)
Subsequent Events (note 19)

*The Company has initially applied ASC 2016-02 (Topic 842) using the modified retrospective method. Under this method, the comparative information is not restated.

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018 *	2019	2018 *

Net revenues (note 11)	$84,117	$81,087	$163,070	$176,882

Cost of revenues (note 11)
Cost of revenues	54,873	54,501	106,805	123,473
Network expenses	2,385	2,701	4,780	5,275
Depreciation of property and equipment	2,038	1,228	3,839	2,359
Amortization of intangible assets (note 7)	314	499	488	998
Total cost of revenues	59,610	58,929	115,912	132,105

Gross profit	24,507	22,158	47,158	44,777

Expenses:
Sales and marketing	8,856	7,852	17,597	16,217
Technical operations and development	2,752	2,355	5,275	4,450
General and administrative	4,796	4,256	9,244	8,786
Depreciation of property and equipment	134	102	258	203
Amortization of intangible assets (note 7)	2,251	1,827	4,117	3,659
Loss (gain) on currency forward contracts (note 6)	(31)	52	(110)	49
Total expenses	18,758	16,444	36,381	33,364

Income from operations	5,749	5,714	10,777	11,413

Other income (expenses):
Interest expense, net	(1,314)	(951)	(2,286)	(1,847)
Other income, net	-	73	-	197
Total other income (expenses)	(1,314)	(878)	(2,286)	(1,650)

Income before provision for income taxes	4,435	4,836	8,491	9,763

Provision for income taxes (note 9)	1,819	1,228	3,076	2,411

Net income before redeemable non-controlling interest	2,616	3,608	5,415	7,352

Redeemable non-controlling interest	-	-	-	(26)
Net income attributable to redeemable non-controlling interest	-	-	-	26

Net income for the period	2,616	3,608	5,415	7,352

Other comprehensive income, net of tax
Unrealized income (loss) on hedging activities (note 6)	240	(273)	789	(256)
Net amount reclassified to earnings (note 6)	80	13	141	13
Other comprehensive income (loss) net of tax (expense) recovery of ($103) and $84 for the three months ended June 30, 2019 and June 30, 2018, ($298) and $78 for the six months ended June 30, 2019 and June 30, 2018 (note 6)	320	(260)	930	(243)

Comprehensive income, net of tax for the period	$2,936	$3,348	$6,345	$7,109

Basic earnings per common share (note 10)	$0.25	$0.34	$0.51	$0.69

Shares used in computing basic earnings per common share (note 10)	10,657,124	10,597,228	10,646,045	10,592,994

Diluted earnings per common share (note 10)	$0.24	$0.33	$0.50	$0.68

Shares used in computing diluted earnings per common share (note 10)	10,840,005	10,803,007	10,837,456	10,797,017

*The Company has initially applied ASC 2016-02 (Topic 842) using the modified retrospective method. Under this method, the comparative information is not restated.

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018 *	2019	2018 *
Cash provided by:
Operating activities:
Net income for the period	$2,616	$3,608	$5,415	$7,352
Items not involving cash:
Depreciation of property and equipment	2,172	1,330	4,097	2,562
Loss on write off of property and equipment	-	-	22	-
Amortization of debt discount and issuance costs	90	69	168	139
Amortization of intangible assets	2,565	2,326	4,605	4,657
Net amortization contract costs	34	25	53	50
Deferred income taxes (recovery)	1,449	(445)	1,911	(492)
Excess tax benefits on share-based compensation expense	(381)	(197)	(737)	(341)
Amortization of deferred rent	-	(4)	-	(4)
Net Right of use operating assets/Operating lease liability	79	-	49	-
Loss on disposal of domain names	2	28	6	65
Other income	-	(42)	-	(171)
Loss (gain) on change in the fair value of forward contracts	(70)	46	(188)	43
Stock-based compensation	685	615	1,210	1,193
Change in non-cash operating working capital:
Accounts receivable	1,031	471	(157)	162
Inventory	108	(350)	516	(304)
Prepaid expenses and deposits	(2,524)	(717)	(2,914)	(1,242)
Prepaid domain name registry and ancillary services fees	1,651	204	(65)	11,548
Income taxes recoverable	(1,639)	165	(2,875)	430
Accounts payable	(1,170)	(1,862)	(384)	270
Accrued liabilities	2,266	(401)	3,587	358
Customer deposits	(808)	(46)	(521)	(2,321)
Deferred revenue	(1,131)	1,067	2,138	(8,531)
Accreditation fees payable	(46)	(136)	34	(96)
Net cash provided by operating activities	6,979	5,754	15,970	15,327

Financing activities:
Proceeds received on exercise of stock options	122	32	194	39
Payment of tax obligations resulting from net exercise of stock options	(185)	(141)	(524)	(288)
Proceeds received on loan payable	7,431	2,500	40,371	2,500
Repayment of loan payable	(3)	(6,253)	(4,603)	(10,825)
Payment of loan payable costs	(434)	-	(641)	(4)
Net cash (used in) provided by financing activities	6,931	(3,862)	34,797	(8,578)

Investing activities:
Additions to property and equipment	(10,414)	(7,319)	(20,849)	(12,436)
Acquisition of a portion of the minority interest in Ting Virginia, LLC (note 5(a))	-	-	-	(1,200)
Acquisition of other assets (note 4)	(2,501)	-	(2,501)	-
Acquisition of Ascio Technologies, net of cash of $1,437 (note 5(b))	-	-	(28,024)	-
Acquisition of intangible assets	(27)	-	(27)	(1)
Net cash used in investing activities	(12,942)	(7,319)	(51,401)	(13,637)

(Decrease) increase in cash and cash equivalents	968	(5,427)	(634)	(6,888)

Cash and cash equivalents, beginning of period	11,035	16,588	12,637	18,049
Cash and cash equivalents, end of period	$12,003	$11,161	$12,003	$11,161

Supplemental cash flow information:
Interest paid	$1,318	$961	$2,294	$1,862
Income taxes paid, net	$2,046	$2,240	$4,164	$3,577
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$674	$258	$674	$258

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

2. Basis of presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at June 30, 2019 and the results of operations and cash flows for the interim periods ended June 30, 2019 and 2018. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. Other than the exception noted below, these interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in Tucows' 2018 Annual Report on Form 10-K filed with the SEC on March 5, 2019 (the “2018 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three and six months ended June 30, 2019 as compared to the significant accounting policies and estimates described in our 2018 Annual Report, except as described in Note 3 – Recent accounting pronouncements.

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

4. Other assets:

Other assets are comprised of the following:

Assets	June 30, 2019	December 31, 2018

Advance funding for July 16, 2019 acquisition of the mobile customer base from STS Media Inc., (note 19)	$2,501	$-
	$2,501	$-

5. Acquisitions:

(a)	Blue Ridge Websoft

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

The Company has prepared a preliminary purchase price allocation of the assets acquired and the liabilities assumed of Ascio based on management’s best estimates of fair value. The final purchase price allocation may vary based on final appraisals, valuations and analyses of the fair value of the acquired assets and assumed liabilities. The preliminary purchase price allocation is pending the finalization of the fair value of deferred revenue and for potential working capital adjustments to assets and liabilities. We expect to finalize this determination on or before December 31, 2019.

Goodwill	$20,039
Cash	1,437
Brand	2,020
Developed technology	2,420
Customer relationships	10,200
Prepaid domain registry fees	9,256
Other assets	2,192
Total assets	47,564

Deferred Revenue	(11,387)
Deferred Tax Liabilities	(3,040)
Other liabilities	(3,676)
Total liabilities	(18,103)

Preliminary consideration paid	$29,461

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

In connection with this acquisition, the Company incurred total acquisition related costs of $0.5 million of which nil and $0.3 million were included in General & Administrative expenses in the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2019, respectively.

The following table presents selected unaudited pro forma information for the Company assuming the acquisition of Ascio had occurred as of January 1, 2018. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what results would be for any future periods.

	Three months ended June 30,	Six months ended June 30,
Dollar amounts in thousands of U.S. Dollars	2018	2019	2018
Net revenues	$85,952	$167,787	$186,998
Net income	2,974	5,496	6,133

Basic earnings per common share	0.28	0.52	0.58
Diluted earnings per common share	$0.28	$0.51	$0.57

The amount of revenue recognized since the acquisition date included in the consolidated statements of operations and comprehensive income statement for the three and six months ended June 30, 2019 are $5.2 million and $6.0 million respectively.

The net income recognized since the acquisition date included in the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2019 is a loss of $0.6 million and a loss of $0.7 million respectively.

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

The Company has designated certain of these transactions as cash flow hedges of forecasted transactions and foreign currency denominated liabilities under ASC Topic 815, Derivatives and Hedging (“ASC 815”). For certain contracts, as the critical terms of the hedging instrument and the entire hedged forecasted transaction are the same in accordance with ASC 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Unrealized gains or losses on these contracts have been included within other comprehensive income (“OCI”). The fair value of the contracts, as of June 30, 2019, is recorded as derivative instrument assets or liabilities. As a result of adopting the targeted improvements on January 1, 2019, for any existing contracts on the effective date of adoption and thereafter, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness will be recorded in OCI.

As of June 30, 2019, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $20.2 million, of which $18.6 million were designated as hedges. As of December 31, 2018, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $40.5 million, of which $36.5 million were designated as hedges.

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair Value
July - September 2019	$9,881	$1.3136	$48
October - December 2019	10,327	1.3174	92
	$20,208	$1.3156	$140

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of June 30, 2019 Fair Value Asset	As of December 31, 2018 Fair Value Liability
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$158	$(1,069)
Foreign Currency forward contracts not designated as cash flow hedges (net)	Derivative instruments	(18)	(207)
Total foreign currency forward contracts (net)	Derivative instruments	$140	$(1,276)

Movement in accumulated other comprehensive income (“AOCI”) balance for the three months ended June 30, 2019 (Dollar amounts in thousands of U.S. dollars):

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - March 31, 2019	$(264)	$64	$(200)
Other comprehensive income (loss) before reclassifications	317	(77)	240
Amount reclassified from AOCI	106	(26)	80
Other comprehensive income (loss) for the three months ended June 30, 2019	423	(103)	320

Ending AOCI Balance - June 30, 2019	$159	$(39)	$120

 Movement in AOCI balance for the six months ended June 30, 2019 (Dollar amounts in thousands of U.S. dollars):

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2018	$(1,069)	$259	$(810)
Other comprehensive income (loss) before reclassifications	1,042	(253)	789
Amount reclassified from AOCI	186	(45)	141
Other comprehensive income (loss) for the six months ended June 30, 2019	1,228	(298)	930

Ending AOCI Balance - June 30, 2019	$159	$(39)	$120

Effects of derivative instruments on income and OCI for the three months ended June 30, 2019 are as follows (Dollar amounts in thousands of U.S. dollars):

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)
		Operating expenses	$(91)	$-	$-
Foreign currency forward contracts for the three months ended June 30, 2019	$320	Cost of revenues	$(15)	$-	$-

		Operating expenses	$(1)	$-	$-
Foreign currency forward contracts for the three months ended June 30, 2018	$(260)	Cost of revenues	$(16)	$-	$-

Effects of derivative instruments on income and OCI for the six months ended June 30, 2019 are as follows (Dollar amounts in thousands of U.S. dollars):

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)
		Operating expenses	$(154)	$-	$-
Foreign currency forward contracts for the six months ended June 30, 2019	$930	Cost of revenues	$(32)	$-	$-

		Operating expenses	$(1)	$-	$-
Foreign currency forward contracts for the six months ended June 30, 2018	$(243)	Cost of revenues	$(16)	$-	$-

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company recorded a loss on settlement of less than $0.1 million and a gain of $0.1 million for the change in fair value of outstanding contracts in the consolidated statement of operations and comprehensive income for the three months ended June 30, 2019. The Company recorded a loss on settlement of $0.1 million and a gain of $0.2 million for the change in fair value of outstanding contracts in the consolidated statement of operations and comprehensive income for the six months ended June 30, 2019 in the consolidated statement of operations and comprehensive income.

The Company recorded a loss on settlement of less than $0.1 million and a loss of less than $0.1 million for the change in fair value of outstanding contracts the three months ended June 30, 2018 in the consolidated statement of operations and comprehensive income. The Company recorded a loss on settlement of less than $0.1 million and a loss of than then $0.1 million for change in fair value of outstanding contracts for the six months ended June 30, 2018 in the consolidated statement of operations and comprehensive income.

7. Goodwill and Other Intangible Assets:

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance is $110.1 million as of June 30, 2019 (December 31, 2018 – $90.1 million), up $20.0 million from December 31, 2018, as a result of the acquisition of Ascio (See Note 5 (b) – Acquisitions for more information). The Company's goodwill relates 98% ($108.0 million) to its Domain Services operating segment and 2% ($2.1 million) to its Network Access Services operating segment.

Goodwill is not amortized, but is subject to an annual test, or more frequently if impairment indicators are present.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended June 30, 2019 and June 30, 2018, the Company assessed that certain domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should not be renewed.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years.

A summary of acquired intangible assets for the three months ended June 30, 2019 is as follows (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3-7 years	2 - 7 years	15 years
Balances March 31, 2019	$11,175	$1,242	$10,575	$36,084	$2,412	$503	$61,991
Acquisition of Ascio Technologies, Inc. (note 5 (b))	-	-	-	-	-	-	-
Acquisition of customer relationships	-	-	-	27	-	-	27
Additions to/(disposals from) domain portfolio, net	(2)	-	-	-	-	-	(2)
Amortization expense	-	-	(515)	(1,736)	(302)	(12)	(2,565)
Balances June 30, 2019	$11,173	$1,242	$10,060	$34,375	$2,110	$491	$59,451

A summary of acquired intangible assets for the six months ended June 30, 2019 is as follows (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	4-7 years	2 years	15 years
Balances December 31, 2018	11,176	1,245	9,004	27,292	163	515	49,395
Acquisition of Ascio Technologies Inc. (note 5 (b))	-	-	2,020	10,200	2,420	-	14,640
Acquisition of customer relationships	-	-	-	27	-	-	27
Additions to/(disposals from) domain portfolio, net	(3)	(3)	-	-	-	-	(6)
Amortization expense	-	-	(964)	(3,144)	(473)	(24)	(4,605)
Balances June 30, 2019	11,173	1,242	10,060	34,375	2,110	491	59,451

The following table shows the estimated amortization expense in future periods, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

June 30, 2019
Remainder of 2019	4,719
2020	9,427
2021	9,415
2022	9,283
2023	9,279
Thereafter	4,913
Total	47,036

As of June 30, 2019, the accumulated amortization for the definite life intangible assets was $29.2 million. As of December 31, 2018, the accumulated amortization for the definite life intangible assets was $24.5 million.

8. Loan payable:

Amended 2019 Credit Facility

On June 14, 2019, the Company and its wholly-owned subsidiaries, Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware) Inc. and Tucows (Emerald), LLC entered into an Amended and Restated Senior Secured Credit Agreement (the “Amended 2019 Credit Facility”) with Royal Bank (“RBC”), as administrative agent, and lenders party thereto (collectively with RBC, the “Lenders”) under which the Company has access to an aggregate of up to $240 million in funds, which consists of  a $180 million guaranteed credit facility and a $60 million accordion facility. The Amended 2019 Credit Facility replaced the Company’s 2017 Amended Credit Facility.

In connection with the Amended 2019 Credit Facility, the Company incurred $0.3 million of fees paid to the Lenders and $0.2 million of legal fees related to the debt issuance.  Of these fees, $0.4 million are debt issuance costs, which have been reflected as a reduction to the carrying amount of the loan payable and will be amortized over the term of the credit facility agreement and $0.1 million have been recorded in General and administrative expenses.

The obligations of the Company under the Amended 2019 Credit Agreement are secured by a first priority lien on substantially all of the personal property and assets of the Company and has a four-year term.

2017 Amended Credit Facility

Prior to entering into the Amended 2019 Credit Facility, the Company had entered into a secured Credit Agreement (as amended, the “2017 Amended Credit Facility”) on January 20, 2017 with Bank of Montreal (“BMO”), RBC and Bank of Nova Scotia (collectively, the “Previous Lenders”) under which the Company had access to an aggregate of up to $140 million in funds.

On March 18, 2019, the Company entered into the Second Amendment to the 2017 Credit Facility to provide the Previous Lenders’ consent for the acquisition of Ascio (discussed in Note 5 (b) – Acquisitions), advance the acquisition funding and to reallocate borrowing limits between loan facilities. We incurred costs associated with the Second Amendment to the 2017 Credit Facility of $0.2 million, which were recorded as debt issuance costs.

The obligations of the Company under the 2017 Amended Credit Facility were secured by a first priority lien on substantially all of the personal property and assets of the Company and had a four-year term.

Credit Facility Terms

The Amended 2019 Credit Facility is revolving with interest only payments with no scheduled repayments during the term.

The Amended 2019 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Amended 2019 Credit Facility requires that the Company to comply with the following financial covenants: (i) at all times, a Total Funded Debt to Adjusted EBITDA Ratio (as defined in the Amended 2019 Credit Agreement) of 3.50:1; and (ii) with respect to each fiscal quarter, an Interest Coverage Ratio (as defined in the Amended 2019 Credit Agreement) of not less than 3.00:1. Further, the Company’s maximum annual Capital Expenditures cannot exceed 110% of the forecasted capital expenditures of its annual business plan.   In addition, share repurchases require the Lenders’ consent if the Company’s Total Funded Debt to Adjusted EBITDA ratio exceeds 2.00:1.  As at and for the period ending June 30, 2019, the Company was in compliance with these covenants and as at and for the period ending June 30, 2018, the Company was in compliance with the covenants under the 2017 Amended Credit Facility.

Borrowings under the Amended 2019 Credit Facility will accrue interest and standby fees based on the Company’s Total Funded Debt to Adjusted EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:
Availment type or fee	Less than 1.00	Greater than or equal to 1.00 and less than 2.00	Greater than or equal to 2.00 and less than 2.50	Greater than or equal to 2.50

Canadian dollar borrowings based on Canadian Dollar Offered Rate or U.S. dollar borrowings based on LIBOR (Margin)	1.50%	1.85%	2.35%	2.85%

Canadian borrowings based on Prime Rate or Canadian or U.S. dollar borrowings based on Base Rate (Margin)	0.25%	0.60%	1.10%	1.60%

Standby fees	0.30%	0.37%	0.47%	0.57%

The following table summarizes the Company’s borrowings under the Revolver under the Amended 2019 Credit Facility and the prior year borrowings under Facilities A - D of the 2017 Amended Credit Facility (Dollar amounts in thousands of U.S. dollars):

	June 30, 2019	December 31, 2018
Revolver	100,927
Facility A	$-	$1,000
Facility B	-	6,000
Facility C	-	3,232
Facility D	-	54,924
Less: unamortized debt discount and issuance costs	(1,026)	(555)
Total loan payable	$99,901	$64,601
Less: loan payable, current portion	-	(18,400)
Loan payable, long-term portion	$99,901	$46,201

The following table summarizes our scheduled principal repayments as of June 30, 2019 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2019	$-
2020	-
2021	-
2022	-
2023	100,927
$100,927

Other Credit Facilities

Prior to the Company entering into the Amended 2019 Credit Facility and the 2017 Amended Credit Facility, the Company had credit agreements (collectively the “Prior Credit Facilities”) with BMO, which provided the Company with access to a treasury risk management facility and a credit card facility.  All remaining credit facilities under the Prior Credit Facilities have been terminated.

9. Income taxes

For the three months ended June 30, 2019, we recorded an income tax expense of $1.8 million on income before income taxes of $4.4 million, using an estimated effective tax rate for the fiscal year ending December 31, 2019 (“Fiscal 2019”) adjusted for certain minimum state taxes as well as the inclusion of a $0.4 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Comparatively, for the three months ended June 30, 2018, the Company recorded an income tax expense of $1.2 million on income before taxes of $4.8 million, using an estimated effective tax rate for the 2018 fiscal year and adjusted for the $0.2 million tax recovery impact related to ASU 2016-09.

For the six months ended June 30, 2019, we recorded an income tax expense of $3.1 million on income before income taxes of $8.5 million, using an estimated effective tax rate for the fiscal year ending December 31, 2019 (“Fiscal 2019”) adjusted for certain minimum state taxes as well as the inclusion of a $0.7 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Comparatively, for the three months ended June 30, 2018, the Company recorded an income tax expense of $2.4 million on income before taxes of $9.8 million, using an estimated effective tax rate for the 2018 fiscal year and adjusted for the $0.3 million tax recovery impact related to ASU 2016-09.

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

The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at June 30, 2019 and December 31, 2018, respectively.

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per common share:
Net income for the period	2,616	3,608	5,415	7,352

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,657,124	10,597,228	10,646,045	10,592,994
Effect of outstanding stock options	182,881	205,779	191,411	204,023
Diluted weighted average number of shares outstanding	10,840,005	10,803,007	10,837,456	10,797,017

Basic earnings per common share	0.25	0.34	0.51	0.69

Diluted earnings per common share	0.24	0.33	0.50	0.68

For the three months ended June 30, 2019, outstanding options to purchase 260,700 common shares were not included in the computation of diluted income per common share because all such options’ exercise price was greater than the average market price of the common shares for the period as compared to the three months ended June 30, 2018, where 419,000 outstanding options were not included in the computation.

For the six months ended June 30, 2019, outstanding options to purchase 260,700 common shares were not included in the computation of diluted income per common share because all such options’ exercise price was greater than the average market price of the common shares for the period as compared to the six months ended June 30, 2018, where 449,000 outstanding options were not included in the computation.

During the three and six months ended June 30, 2019, the Company did not repurchase any shares under the stock buyback program which commenced on February 13, 2019, and will be terminated on or before February 13, 2020.

During the six months ended June 30, 2019 the Company did not repurchase any shares under the stock buyback program commenced on February 14, 2018 and terminated on February 13, 2019.

During the three and six months ended June 30, 2018, the Company did not repurchase any shares under the stock buyback program commenced on February 14, 2018, which was terminated on February 13, 2019.

11. Revenue

Nature of goods and services

The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments. See Note 14 – Segment reporting for more information.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

Revenue

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018(1)
Network Access Services:
Mobile Services	$20,986	$22,411	$41,795	$44,283
Other Services	2,644	1,895	5,087	3,631
Total Network Access Services	23,630	24,306	46,882	47,914

Domain Services
Wholesale
Domain Services	46,485	42,540	89,076	100,968
Value Added Services	4,775	4,601	8,959	9,035
Total Wholesale	51,260	47,141	98,035	110,003

Retail	8,783	8,477	17,425	16,913
Portfolio	444	1,163	728	2,052
Total Domain Services	60,487	56,781	116,188	128,968

	$84,117	$81,087	$163,070	$176,882

1As a result of the bulk transfer of 2.65 million domain names to Namecheap on January 5, 2018, recognized revenue for the six months ended June 30, 2018 includes $14.6 million related to previously deferred revenue for these names.

During the three and six months ended June 30, 2019, no customer accounted for more than 10% of total revenue. During the three months ended June 30, 2018, no customer accounted for more than 10% of total revenue. During the six months ended June 30, 2018, one customer accounted for 11% of revenue. As at June 30, 2019 and December 31, 2018, no customer accounted for more than 10% of accounts receivable.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

Cost of Revenue

	Three months ended June 30,		Six months ended June 30,
	2019	2018(1)	2019	2018(1)
Network Access Services:
Mobile Services	$10,806	$11,978	$21,549	$23,243
Other Services	956	1,290	2,025	2,230
Total Network Access Services	11,762	13,268	23,574	25,473

Domain Services
Wholesale
Domain Services	37,817	35,844	72,656	87,161
Value Added Services	738	748	1,531	1,605
Total Wholesale	38,555	36,592	74,187	88,766

Retail	4,409	4,446	8,768	8,855
Portfolio	147	195	276	379
Total Domain Services	43,111	41,233	83,231	98,000

Network Expenses:
Network, other costs	2,385	2,701	4,780	5,275
Network, depreciation and amortization costs	2,352	1,727	4,327	3,357
	4,737	4,428	9,107	8,632

	$59,610	$58,929	$115,912	$132,105

1As a result of the bulk transfer of 2.65 million domain names to Namecheap on January 5th, 2018, recognized cost of sales for the six months ended June 30, 2018 includes $14.5 million related to prepaid costs for these names.

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

The opening balance of deferred revenue was $143.7 million as of January 1, 2019. Significant changes in deferred revenue were as follows (Dollar amounts in thousands of U.S. dollars):

Deferred Revenue

Six months ended June 30, 2019
Balance, beginning of period	$143,694
Acquired in a business combination[1]	11,387
Deferred revenue	119,356
Recognized revenue	(117,218)
Balance, end of period	$157,219

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

12. Costs to obtain and fulfill a contract

Deferred costs of fulfillment

Deferred costs to fulfill contracts generally consist of domain registration costs which have been paid to a domain registry, and are capitalized as Prepaid domain name registry and ancillary services fees. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. For the six months ended June 30, 2019, the Company capitalized $83.0 million and also amortized $82.9 million of contract costs, respectively. We also acquired $9.3 million of prepaid domain name registry and ancillary service fees in the Ascio acquisition, which took place on March 18, 2019. Amortization of contract fulfillment costs is primarily included in cost of revenue. The breakdown of the movement in the prepaid domain name registry and ancillary services fees balance for the six months ended June 30, 2019 is as follows (Dollar amounts in thousands of U.S. dollars).

Prepaid domain name registry and ancillary services fees

Six months ended June 30, 2019
Balance, beginning of period	$106,527
Acquired in a business combination[1]	9,256
Capitalization of costs	82,980
Amortization of costs	(82,915)
Balance, end of period	$115,848

[1]The Company acquired Ascio on March 18, 2019. As part of the transition, the Company acquired active domain name contracts with a terms ranging from 1 - 10 years, for which fees to suppliers were paid in advance.

13. Leases

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

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	Three months ended,	Six months ended,
	June 30, 2019	June 30, 2019
Operating Lease Cost (leases with a total term greater than 12 months)	$826	$1,897
Short-term Lease Cost (leases with a total term of 12 months or less)	279	403
Variable Lease Cost	193	364
Total Lease Cost	$1,298	$2,664

Lease Cost is presented in general and administrative expenses and network expenses within our consolidated statements of operations and comprehensive income.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	Three months ended,	Six months ended,
	June 30, 2019	June 30, 2019

Supplemental cashflow information:
Operating Lease - Operating Cash Flows (Fixed Payments)	$834	$1,885
Operating Lease - Operating Cash Flows (Liability Reduction)	$703	$1,651
New ROU Assets - Operating Leases	$41	$4,468

Supplemental balance sheet information related to leases:	June 30, 2019	(Transition) January 1, 2019
Weighted Average Discount Rate	5.26%	5.04%
Weighted Average Remaining Lease Term (in years)	8.62	5.62

Maturity of lease liability as of June 30, 2019 (Dollar amounts in thousands of U.S. dollars):

June 30, 2019
Remaining of 2019	$1,056
2020	1,873
2021	1,694
2022	1,621
2023	1,592
Thereafter	6,013
Total future lease payments	13,849
Less interest	2,871
Total	$10,978

Operating lease payments include payments under the non-cancellable term and approximately $0.7 million related to options to extend lease terms that are reasonably certain of being exercised.

As of June 30, 2019, we have not entered into any additional leases that have not yet commenced.

In January 2019, the Company modified a corporate office lease to increase the term, leading to an increase to both the right of use operating lease asset and right of use operating lease liability of $3.9 million.

14. Segment reporting:

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

The Chief Executive Officer (the “CEO”) is the chief operating decision maker and regularly reviews the operations and performance by segment. The CEO reviews gross profit as (a) a key measure of performance for each segment and (b) to make decisions about the allocation of resources. Sales and marketing expenses, technical operations and development expenses, general and administrative expenses, depreciation of property and equipment, amortization of intangibles assets, impairment of indefinite life intangible assets, gain on currency forward contracts and other expense net are organized along functional lines and are not included in the measurement of segment profitability. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the CEO. The Company follows the same accounting policies for the segments as those described in Notes 2 – Basis of presentation, 3 – Recent accounting pronouncements, and 11 - Revenue.

Information by operating segments (with the exception of disaggregated revenue, which is discussed in Note 11 - Revenue), which is regularly reported to the CEO is as follows (Dollar amounts in thousands of U.S. dollars):

Three months ended June 30, 2019	Network Access Services	Domain Services	Consolidated Totals
Net Revenues	$23,630	$60,487	$84,117

Cost of revenues
Cost of revenues	11,762	43,111	54,873
Network expenses	516	1,869	2,385
Depreciation of property and equipment	1,656	382	2,038
Amortization of intangible assets	12	302	314
Total cost of revenues	13,946	45,664	59,610
Gross Profit	9,684	14,823	24,507

Expenses:
Sales and marketing			8,856
Technical operations and development			2,752
General and administrative			4,796
Depreciation of property and equipment			134
Amortization of intangible assets			2,251
Loss (gain) on currency forward contracts			(31)
Income from operations			5,749
Other income (expenses), net			(1,314)
Income before provisions for income taxes			$4,435

Three months ended June 30, 2018	Network Access Services	Domain Services	Consolidated Totals
Net Revenues	$24,306	$56,781	$81,087

Cost of revenues
Cost of revenues	13,268	41,233	54,501
Network expenses	640	2,061	2,701
Depreciation of property and equipment	903	325	1,228
Amortization of intangible assets	11	488	499
Total cost of revenues	14,822	44,107	58,929
Gross Profit	9,484	12,674	22,158

Expenses:
Sales and marketing			7,852
Technical operations and development			2,355
General and administrative			4,256
Depreciation of property and equipment			102
Amortization of intangible assets			1,827
Loss (gain) on currency forward contracts			52
Income from operations			5,714
Other income (expenses), net			(878)
Income before provisions for income taxes			$4,836

Six months ended June 30, 2019	Network Access Services	Domain Services	Consolidated Totals
Net Revenues	$46,882	$116,188	$163,070

Cost of revenues
Cost of revenues	23,574	83,231	106,805
Network expenses	1,038	3,742	4,780
Depreciation of property and equipment	3,109	730	3,839
Amortization of intangible assets	23	465	488
Total cost of revenues	27,744	88,168	115,912
Gross Profit	19,138	28,020	47,158

Expenses:
Sales and marketing			17,597
Technical operations and development			5,275
General and administrative			9,244
Depreciation of property and equipment			258
Amortization of intangible assets			4,117
Loss (gain) on currency forward contracts			(110)
Income from operations			10,777
Other income (expenses), net			(2,286)
Income before provisions for income taxes			$8,491

Six months ended June 30, 2018	Network Access Services	Domain Services	Consolidated Totals
Net Revenues	$47,914	$128,968	$176,882

Cost of revenues
Cost of revenues	25,473	98,000	123,473
Network expenses	1,130	4,145	5,275
Depreciation of property and equipment	1,737	622	2,359
Amortization of intangible assets	23	975	998
Total cost of revenues	28,363	103,742	132,105
Gross Profit	19,551	25,226	44,777

Expenses:
Sales and marketing			16,217
Technical operations and development			4,450
General and administrative			8,786
Depreciation of property and equipment			203
Amortization of intangible assets			3,659
Loss (gain) on currency forward contracts			49
Income from operations			11,413
Other income (expenses), net			(1,650)
Income before provisions for income taxes			$9,763

(b)	The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of U.S. dollars):

Property and Equipment by region
	June 30, 2019	December 31, 2018
Canada	$2,247	$1,393
United States	61,558	46,631
Germany	205	41
	$64,010	$48,065

(c)	The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of U.S. dollars):

Amortizable assets by region
	June 30, 2019	December 31, 2018
Canada	$5,883	$6,553
United States	41,153	30,421
	$47,036	$36,974

(d)	Valuation and qualifying accounts (Dollar amounts in thousands of U.S. dollars):

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Write- offs during period	Balance at end of period
Six months ended June 30, 2019	$132	$-	$-	$132
Year ended December 31, 2018	$168	$(36)	$-	$132

15. Stockholders’ Equity:

The following table summarizes stockholders' equity transactions for the three-month period ended June 30, 2019 (Dollar amounts in thousands of U.S. dollars):

	Common Stock
	Number	Amount	Additional Paid in Capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance on March 31, 2019	10,643,750	$16,188	$3,844	$63,609	$(200)	$83,441
Exercise of Stock options	25,316	273	(150)	-	-	123
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(5,604)	-	(184)	-	-	(184)
Stock-based compensation	-	-	685	-	-	685
Net income	-	-	-	2,616	-	2,616
Other comprehensive income (loss)	-	-	-	-	320	320
Balances, June 30, 2019	10,663,462	$16,461	$4,195	$66,225	$120	$87,001

The following table summarizes stockholders' equity transactions for the six-month period ended June 30, 2019 (Dollar amounts in thousands of U.S. dollars):

	Common Stock
	Number	Amount	Additional Paid in Capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance on December 31, 2018	10,627,988	$15,823	$3,953	$60,810	$(810)	$79,776
Exercise of Stock options	54,359	638	(444)	-	-	194
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(18,885)	-	(524)	-	-	(524)
Stock-based compensation	-	-	1,210	-	-	1,210
Net income	-	-	-	5,415	-	5,415
Other comprehensive income (loss)	-	-	-	-	930	930
Balances, June 30, 2019	10,663,462	$16,461	$4,195	$66,225	$120	$87,001

2019 Stock Buyback Program

On February 13, 2019, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases are to be made exclusively through the facilities of the NASDAQ Capital Market. The $40 million buyback program commenced on February 14, 2019 and is expected to terminate on February 13, 2020. During the three and six months ended June 30, 2019, the Company did not repurchase any shares under this program.

2018 Stock Buyback Program

On February 14, 2018, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 14, 2018 and terminated on February 13, 2019.  During the three and six months ended June 30, 2018 and the six months ended June 30, 2019, the Company did not repurchase any shares under this program.

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

16. Share-based payments

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

Details of stock option transactions for the three months ended June 30, 2019 and June 30, 2018 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three months ended June 30, 2019		Three months ended June 30, 2018
	Number of Shares	Weighted average exercise price per share	Number of Shares	Weighted average exercise price per share
Outstanding, beginning of period	665,156	$44.46	634,883	$37.48
Granted	144,300	62.12	128,566	64.10
Exercised	(25,316)	13.26	(16,153)	12.26
Forfeited	(8,550)	56.08	(13,100)	55.04
Expired	(675)	55.65	-	-
Outstanding, end of period	774,915	$48.63	734,196	$42.39
Options exercisable, end of period	306,078	$33.97	229,780	$16.92

Details of stock option transactions for the six months ended June 30, 2019 and June 30, 2018 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Six months ended June 30, 2019		Six months ended June 30, 2018
	Number of Shares	Weighted average exercise price per share	Number of Shares	Weighted average exercise price per share
Outstanding, beginning of period	702,337	$43.80	653,571	$36.69
Granted	144,300	62.12	139,566	63.66
Exercised	(54,359)	19.34	(28,716)	10.30
Forfeited	(15,301)	57.55	(30,225)	47.96
Expired	(2,062)	55.65	-	-
Outstanding, end of period	774,915	$48.63	734,196	$42.39
Options exercisable, end of period	306,078	$33.97	229,780	$16.92

As of June 30, 2019, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

			Options outstanding			Options exercisable
Exercise Price			Number outstanding	Weighted average exercise price per share	Aggregate intrinsic value	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
$5.52	-	$8.56	32,785	$7.49	$1,755	32,785	$7.49	0.7	$1,755
$10.16	-	$19.95	86,475	16.32	3,865	85,225	16.27	2.0	3,814
$21.10	-	$27.53	58,750	23.73	2,191	48,750	24.27	2.4	1,792
$35.25	-	$37.35	14,375	35.89	361	11,875	36.02	3.8	297
$43.15	-	$47.00	16,250	44.33	271	11,500	43.99	4.6	196
$53.20	-	$58.65	310,603	55.67	1,663	87,881	55.20	4.6	511
$62.12	-	$64.10	255,677	62.99	-	28,062	64.10	3.2	-
			774,915	$48.63	$10,106	306,078	$33.97	3.2	$8,365

Total unrecognized compensation cost relating to unvested stock options at June 30, 2019, prior to the consideration of expected forfeitures, is approximately $8.1 million and is expected to be recognized over a weighted average period of 2.7 years.

The Company recorded stock-based compensation of $0.7 and $1.2 million for the three and six months ended June 30, 2019, and $0.6 and $1.2 million for the three and six months ended June 30, 2018, respectively.

The Company has not capitalized any stock-based compensation expense as part of the cost of an asset.

17. Fair value measurement:

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

The following table provides a summary of the fair values of the Company's derivative instrument assets and liabilities measured at fair value on a recurring basis at June 30, 2019 (Dollar amounts in thousands of U.S. dollars):

	June 30, 2019
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Assets at Fair value
Derivative Instrument asset

Total Asset	$	$140	$	$140

	December 31, 2018
	Fair Value Measurement Using			Liabilities at Fair
	Level 1	Level 2	Level 3	value
Derivative Instrument liability

Total Liabilities	$	$1,276	$	$1,276

18. Contingencies

From time to time, the Company has legal claims and lawsuits in connection with its ordinary business operations. The Company vigorously defends such claims. While the final outcome with respect to any actions or claims outstanding or pending as of June 30, 2019 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

19. Subsequent Events

On July 2, 2019, the Company, entered into a five-year wireless wholesale agreement (the “Verizon Agreement”) with Cellco Partnerships d/b/a Verizon Wireless (“Verizon”). The Verizon Agreement provides for Ting to purchase and resell wireless services on the Verizon mobile network in the United States with services expected to be operational by late 2019. The Verizon Agreement includes certain minimum spend requirements which increase annually throughout the five-year contract term.

Concurrent with the Verizon Agreement, the Company notified T-Mobile that it does not intend to renew its wholesale services agreement dated December 8, 2014, as amended by a Third Amendment dated April 20, 2018 (as amended, the “T-Mobile Agreement”). The T-Mobile Agreement expires on December 19, 2019. Under the terms of the T-Mobile Agreement, the Company has a twelve-month run-off period to migrate the customers on the T-Mobile network to another network. The Company will continue to have minimum spend requirements with T-Mobile through December 19, 2019 with current wholesale pricing remaining in effect during the run-off period in 2020. The Company expects to incur primarily marketing related costs to migrate Ting customers using the T-Mobile platform to one of the Company’s alternative platforms, now including Verizon.

On May 31, 2019, the Company reached an agreement with STS Media Inc., an MVNO operator doing business as Freedom Pop and Unreal Mobile brands, acquiring the right to approximately 150,000 mobile subscribers on the Sprint network for a purchase price of $3.6 million.  The migration of these customers commenced in July 2019 with subscribers having the option to accept the Ting offering or cancel or port their service elsewhere. As a result, the actual number of subscribers that continue their service with Ting is expected to be a smaller portion of the initial acquired subscriber base.   As part of the agreement, the Company advanced $2.5 million to STS Media Inc. in the second quarter of 2019 with the residual payment to occur in the third quarter of 2019 upon commencement of the migration.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things: the competition we expect to encounter as our business develops and competes in a broader range of Internet services; the Company's foreign currency requirements, specifically for the Canadian dollar; Ting mobile, Roam mobile and fixed Internet access subscriber growth and retention rates; our belief regarding the underlying platform for our domain services, our expectation regarding the trend of sales of domain names and advertising; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; the revenue that our parked page vendor relationships may generate in the future; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds, our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; our expectations regarding the migration of mobile subscribers acquired from STS Media Inc. to Ting; our expectations regarding increased price competition among Mobile Virtual Network Operators ("MVNO"); our expectations regarding when Ting’s services will be operational on the Verizon mobile network; our expectations regarding costs associated with migrating Ting customers using the T-Mobile platform to an alternative platform, including Verizon; our expectations regarding our ability to complete the migration of customers from the T-Mobile platform by December 20, 2020; and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

•	Changes in the nature of key strategic relationships with our MVNO partners;

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

•	Adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, including with respect to the impact of the Tax Cuts and Jobs Act of 2017;

•	The application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;

•	Our ability to effectively integrate acquisitions;

•	Our ability to attract and retain customers by securing access to the latest mobile network technology, and migrating existing customers when necessary;

•	Our ability to migrate existing T-Mobile customers to one of our MVNO partners, in an efficient and cost-effective manner;

•	Pending or new litigation; and

•

Factors set forth under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 5, 2019 (the “2018 Annual Report”) and factors set forth under the caption “Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 8, 2019.

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

For the three months ended June 30, 2019 and June 30, 2018, we reported revenue of $84.1 million and $81.1 million, respectively.

For the six months ended June 30, 2019 and June 30, 2018, we reported revenue of $163.1 million and $176.9 million, respectively.

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

As of June 30, 2019, Ting managed mobile telephony services for approximately 280,000 subscribers and 157,000 accounts. For a discussion of subscribers and how they impacted our financial results, see the Net Revenue discussion below.

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

Wholesale, primarily branded as OpenSRS, eNom and Ascio, derives revenue from its domain service and from providing value-added services. The OpenSRS, eNom and Ascio domain services manage approximately 25.0 million domain names under the Tucows, eNom and Ascio ICANN registrar accreditations and for other registrars under their own accreditations, which has increased 0.9 million domain names since June 30, 2018.  The increase from prior year is primarily due to the acquisition of 1.9 million names acquired in the Ascio acquisition on March 18, 2019. The increase was offset by bulk transfers of 0.3 million domain names registered to a single customer, Namecheap, who transferred the names to their own ICANN registrar credentials. A further decrease of 0.7 million domain names was related to the erosion of registrations related to non-core customers.

In addition to the bulk transfers to Namecheap mentioned above, an additional 2.65 million domain names were transferred in the first quarter of 2018. The Company recognized, on an accelerated basis, $14.6 million of revenue and $14.5 million of cost of revenues sold related to previously deferred revenue and deferred prepaid registry fees on the transfers that took place during the second quarter of 2018.

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

Network Access Services

Ting Mobile	June 30,
	2019 (1)	2018 (1)
	(in 000s)
Ting mobile accounts under management	157	163
Ting mobile subscribers under management	280	282

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.

Ting Internet	June 30,
	2019	2018
	(in 000s)
Ting Internet accounts under management	9	5
Ting Internet serviceable addresses (1)	34	21

(1)	Defined as premises to which Ting has the capability to provide a customer connection in a service area.

Domain Services

Total new, renewed and transferred-in domain name registrations:

	Three months ended June 30,
	2019 (1)	2018 (1)
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	4,377	4,382

	Six months ended June 30,
	2019 (1)	2018 (1)
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	8,939	9,274

(1)	For a discussion of these period to period changes in the domain names provisioned and how they impacted our financial results, see the Net Revenues discussion below.

Domain names under management:

	June 30,
	2019 (1)	2018 (1)
	(in 000's)
Domain names under management:
Registered using Registrar Accreditation belonging to the Tucows Group	19,852	19,351
Registered using Registrar Accreditations belonging to Resellers	5,158	4,769
Total domain names under management	25,010	24,120

(1)	For a discussion of these period to period changes in domain names under management and how they impacted our financial results, see the Net Revenue discussion below.

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

Historically Ting Mobile had been able to continually grow customer additions and maintain a consistent churn rate, which had allowed us to maintain net new customer additions despite the impact of churn on a fast-growing customer base.  Recently, outside of customer base acquisitions, the volume of gross additions has decreased while churn has remained consistent causing a net decline in our customer base, partially due to price competition.  We expect price competition to grow more intense in the industry which could result in increased customer churn or reductions of customer acquisition rates either of which could result in slower growth rates or in certain cases, our ability to maintain growth.

On June 6, 2018, our current MNOs, T-Mobile and Sprint, submitted a formal merger application to the Federal Communications Commission (FCC), who recently completed their regulatory review and approved the merger application, subject to certain divestiture requirements. The proposed merger is still subject to a lawsuit filed by the state attorneys general from multiple states and the District of Columbia. If T-Mobile and Sprint successfully consummate the merger, the consolidation of our MNOs could hinder our ability in the future to negotiate favourable rates and access to mobile services. On July 9, 2019, the Company announced that by the end of the year it will offer service with a new MNO partner, Verizon. The Company also announced that it will not renew its agreement with T-Mobile effective December 19, 2019, whom operate on a GSM (“Global System for Mobile”) platform. As a consequence, the Company may incur significant marketing costs developing incentives to entice our current customers who use GSM devices to migrate to Code Division Multiple Access (“CDMA”) devices, which are compatible with Ting Mobile’s other MNOs, Sprint and Verizon. Due to the difficulty of identifying which inducements will be most effective, some customers may refuse or fail to migrate to CDMA compatible devices, which would result in increased customer churn.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

NET REVENUES

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018	(1)
Network Access Services:
Mobile Services	$20,986	$22,411	$41,795	$44,283
Other Services	2,644	1,895	5,087	3,631
Total Network Access Services	23,630	24,306	46,882	47,914

Domain Services
Wholesale
Domain Services	46,485	42,540	89,076	100,968
Value Added Services	4,775	4,601	8,959	9,035
Total Wholesale	51,260	47,141	98,035	110,003

Retail	8,783	8,477	17,425	16,913
Portfolio	444	1,163	728	2,052
Total Domain Services	60,487	56,781	116,188	128,968

	$84,117	$81,087	$163,070	$176,882
(Decrease) increase over prior period	3,030		(13,812)
(Decrease) increase - percentage	4%		-8%

1As a result of the bulk transfer of 2.65 million domain names to Namecheap on January 5th, 2018, recognized revenue for the six months ended June 30, 2018 includes $14.6 million related to previously deferred revenue for these names.

The following table presents our revenues, by revenue source, as a percentage of total revenues (Dollar amounts in thousands of U.S. dollars):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Network Access Services:
Mobile Services	25%	28%	26%	25%
Other Services	3%	2%	3%	2%
Total Network Access Services	28%	30%	29%	27%

Domain Services
Wholesale
Domain Services	55%	53%	55%	57%
Value Added Services	6%	6%	5%	5%
Total Wholesale	61%	59%	60%	62%

Retail	10%	10%	11%	10%
Portfolio	1%	1%	0%	1%
Total Domain Services	72%	70%	71%	73%

	100%	100%	100%	100%

Total net revenues for the three months ended June 30, 2019 increased by $3.0 million or 4% to $84.1 million when compared to the three months ended June 30, 2018.  The three-month increase was primarily driven by a $5.2 million increase in revenue related to the acquisition of Ascio. The increase in revenue related to Ascio was offset by a $0.8 million decrease in Wholesale domain revenue, primarily related to the migration of a few large customers, which took place in the first quarter of 2018. Revenue also decreased $1.4 million due to a decrease in Ting Mobile handset and mobile usage revenue. An increase in Ting Internet revenue of $0.7 million was equally offset by a decrease in Portfolio sales.

Total net revenues for the six months ended June 30, 2019 decreased by $13.8 million or 8% to $163.1 million when compared to the six months ended June 30, 2018.  The six-month decrease was primarily driven by the $14.6 million acceleration of revenue related to the Namecheap bulk transfer of 2.65 million names in the first quarter of 2018, combined with a further $5.4 million decrease in revenue related to the absence of Namecheap sales in the six months ended June 30, 2019. Revenue also decreased $2.5 million due to a decrease in Ting Mobile handset and mobile usage revenue. The decrease in revenues was offset by a $6.0 million increase related to the acquisition of Ascio, as well as a $2.7 million increase in Wholesale and Retail domain sales relating to price increases. An increase in Ting Internet revenue of $1.5 million was equally offset by a decrease in Portfolio sales.

Deferred revenue from domain name registrations and other Internet services at June 30, 2019 increased to $157.2 million from $143.7 million at December 31, 2018, primarily due to the addition of deferred revenue acquired in the Ascio acquisition on March 18, 2019.

During the three and six months ended June 30, 2019, no customer accounted for more than 10% of total revenue. For the three months ended June 30, 2018, no customer accounted for more than 10% of total revenue. For the six months ended June 30, 2018, one customer accounted for 11% of total revenue. As at June 30, 2019 and December 31, 2018, no customer accounted for more than 10% of accounts receivable. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Network Access Services

Net revenues from mobile phone equipment and services for the three months ended June 30, 2019 decreased by $1.4 million or 6% to $21.0 million as compared to the three months ended June 30, 2018. This decrease primarily reflects a decline in service revenues of $0.6 million to $19.5 million as compared to the three months ended June 30, 2018, due to the decline in subscriber base.  Revenues from the sale of mobile hardware and related accessories decreased by $0.8 million to $1.5 million as compared to the three months ended June 30, 2018. The decrease in device revenue was primarily driven by reduced demand for high-priced devices compared to the three months ended June 30, 2018.

Other revenues from Ting Internet and billing solutions generated $2.6 million in revenue during the three months ended June 30, 2019, up $0.7 million from the three months ended June 30, 2018. Growth in Ting Internet revenues was as a result of the increased Ting Internet footprint in existing Ting towns throughout the United States, as well as the addition of Centennial, CO in the third quarter of 2018 and Fuquay-Varina in the first quarter of 2019.

As of June 30, 2019, Ting Mobile had 157,000 accounts under management and 280,000 subscribers under management compared to 163,000 accounts and 282,000 subscribers under management as of June 30, 2018.

As of June 30, 2019, Ting Internet had 9,000 subscribers under management and 34,000 serviceable addresses under management compared to 5,000 subscribers and 21,000 serviceable addresses as of June 30, 2018.

Wholesale

During the three months ended June 30, 2019, Wholesale domain services revenue increased by $3.9 million or 9% to $46.5 million when compared to the three months ended June 30, 2018. The three-month increase was primarily driven by a $5.2 million increase in revenue related to the acquisition of Ascio. The increase was partially offset by a $1.3 million decrease in Wholesale domain revenue, primarily related to an erosion in registrations by non-core customers.

During the six months ended June 30, 2019, Wholesale domain services revenue decreased by $11.9 million or 12% to $89.1 million when compared to the six months ended June 30, 2018. The six-month decrease was primarily driven by the $14.6 million acceleration of revenue related to the Namecheap bulk transfer of 2.65 million names in the first quarter of 2018, combined with a further $5.4 million decrease in revenue related to the absence of Namecheap sales in the six months ended ended June 30, 2019. The decrease in Wholesale domain revenues was offset by a $6.0 million increase in revenue related to the acquisition of Ascio, as well as $2.1 million relating to pricing increases.

Total domains that we manage increased to 25.0 million as of June 30, 2019, when compared to 24.1 million at June 30, 2018. This increase was primarily related to the Company’s acquisition, on March 18, 2019, of Ascio, a domain registrar business, and all of CSC’s assets related to that business which included approximately 1.9 million domain names under management. The increase from Ascio was partially offset by the migration of a few large, low margin customers, including Namecheap. These customers moved their domain management and domain transaction processing to their own accreditations and in-house systems. In the twelve months following June 30, 2018 the Company completed bulk transfers of 0.3 million domain names to Namecheap’s credentials, and experienced a further decline in registrations of 0.7 million domain names related to the erosion of registrations belonging to non-core customers. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility of these factors could affect the growth of domain names that we manage.

During the three months ended June 30, 2019, value added services revenue increased by $0.2 million to $4.8 million when compared to the three months ended June 30, 2018.  The three-month increases were primarily driven by the aforementioned increase in domains under management.

During the six months ended June 30, 2019, value added services revenue decreased by $0.1 million to $9.0 million when compared to the six months ended June 30, 2018.  The six-month decreases were primarily driven by the aforementioned decrease in domains under management.

Retail

Net revenues from retail for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, increased by $0.3 million, or 4%, to $8.8 million. The three-month increase was largely due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones.

Net revenues from retail for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, increased by $0.5 million, or 3%, to $17.4 million. The six-month increase was largely due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones.

Portfolio

Net revenues from portfolio for the three months ended June 30, 2019, decreased by $0.7 million to $0.4 million, as compared to the three months ended June 30, 2018, due to a decrease in portfolio sales.

Net revenues from portfolio for the six months ended June 30, 2019, decreased by $1.3 million to $0.7 million, as compared to the six months ended June 30, 2018, due to a decrease in portfolio sales.

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

The following table presents our cost of revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018(1)
Network Access Services:
Mobile Services	$10,806	$11,978	$21,549	$23,243
Other Services	956	1,290	2,025	2,230
Total Network Access Services	11,762	13,268	23,574	25,473

Domain Services
Wholesale
Domain Services	37,817	35,844	72,656	87,161
Value Added Services	738	748	1,531	1,605
Total Wholesale	38,555	36,592	74,187	88,766

Retail	4,409	4,446	8,768	8,855
Portfolio	147	195	276	379
Total Domain Services	43,111	41,233	83,231	98,000

Network Expenses:
Network, other costs	2,385	2,701	4,780	5,275
Network, depreciation and amortization costs	2,352	1,727	4,327	3,357
	4,737	4,428	9,107	8,632

	$59,610	$58,929	$115,912	$132,105
(Decrease) increase over prior period	681		(16,193)
(Decrease) increase - percentage	1%		-12%

1As a result of the bulk transfer of 2.65 million domain names to Namecheap on January 5th, 2018, recognized cost of sales for the six months ended June 30, 2018 includes $14.5 million related to prepaid costs for these names.

The following table presents our cost of revenues, as a percentage of total of cost of revenues:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Network Access Services:
Mobile Services	18%	20%	18%	18%
Other Services	2%	2%	2%	2%
Total Network Access Services	20%	22%	20%	20%

Domain Services
Wholesale
Domain Services	64%	61%	63%	65%
Value Added Services	1%	1%	1%	1%
Total Wholesale	65%	62%	64%	66%

Retail	7%	8%	8%	7%
Portfolio	0%	0%	0%	0%
Total Domain Services	72%	70%	72%	73%

Network Expenses:
Network, other costs	4%	5%	4%	4%
Network, depreciation and amortization costs	4%	3%	4%	3%
	8%	8%	8%	7%

	100%	100%	100%	100%

Total cost of revenues for the three months ended June 30, 2019, increased by $0.7 million, or 1%, to $59.6 million when compared to the three months ended June 30, 2018. The three-month increase was primarily driven by the $4.0 million increase related to the acquisition of Ascio. The increase in cost of revenue was offset by a $2.0 million decrease related to an erosion in registrations by non-core, Wholesale domain customers. Cost of revenue also decreased $1.2 million due to a decrease in Ting Mobile handset and mobile usage revenue.

Total cost of revenues for the six months ended June 30, 2019, decreased by $16.2 million, or 12%, to $115.9 million when compared to the six months ended June 30, 2018. The six-month decrease was primarily driven by the $14.5 million acceleration of costs related to the Namecheap bulk transfer of 2.65 million names in the first quarter of 2018. Wholesale domain costs decreased a further $4.7 million related to an erosion in registrations by non-core customers. Cost of revenue also decreased $1.7 million due to a decrease in Ting Mobile handset and mobile usage revenue. The decrease to cost of revenue was offset by an increase of $4.7 million related to the acquisition of Ascio.

Network Access Services

Mobile and Other Services

Cost of revenues from mobile phone equipment and services for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, decreased by $1.2 million or 10% to $10.8 million. Mobile usage costs decrease $0.4 million, or 4% to $9.2 million as a result of a decreasing subscriber base. The decrease was also driven by lower mobile hardware and related accessories costs, which decreased $0.8 million to $1.6 million as compared to the three months ended June 30, 2018. The decrease was primarily driven by reduced demand for higher-priced devices compared to the three months ended June 30, 2018.

Cost of revenues from mobile phone equipment and services for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, decreased by $1.7 million or 7% to $21.5 million. Mobile usage costs decrease $0.4 million, or 2% to $18.1 million as a result of a decreasing subscriber base. The decrease was also driven by lower mobile hardware and related accessories costs, which decreased $1.3 million to $3.4 million as compared to the six months ended June 30, 2018. The decrease was primarily driven by reduced demand for higher-priced devices compared to the six months ended June 30, 2018.

During the three months ended June 30, 2019, we incurred costs of $1.0 million in provisioning high speed Internet access and billing solutions as compared to $1.3 million during the three months ended June 30, 2018. The decrease in costs was primarily due to the fact that overhead resources have been increasingly focused on capital activities as compared to the three months ended June 30, 2018.

During the six months ended June 30, 2019, we incurred costs of $2.0 million in provisioning high speed Internet access and billing solutions as compared to $2.2 million during the six months ended June 30, 2018. The decrease in costs was primarily due to the fact that overhead resources have been increasingly focused on capital activities as compared to the six months ended June 30, 2018.

Domain Services

Wholesale

Costs for wholesale and value-added services for the three months ended June 30, 2019 increased by $2.0 million, or 5%, to $38.6 million when compared to the three months ended June 30, 2018. The increase was primarily driven by $4.0 million increase related to the acquisition of Ascio. Revenues decreased $1.7 million due to a decline in remaining Namecheap sales, and $0.3 million related to general decreased sales volumes.

Costs for wholesale and value-added services for the six months ended June 30, 2019 decreased by $14.6 million, or 16%, to $74.2 million when compared to the six months ended June 30, 2018. The increase was primarily driven by the accelerated recognition of $14.5 million domains revenue associated with the Namecheap bulk transfer of 2.65 million names in the first quarter of 2018. Wholesale domain costs decreased a further $4.7 million related to an erosion in registrations by non-core customers. The decreases were partially offset by a $4.7 million increase related to the acquisition of Ascio.

Retail

Costs for retail for the three months ended June 30, 2019 decreased by less than $0.1 million, remaining at $4.4 million when compared to the three months ended June 30, 2018.

Costs for retail for the six months ended June 30, 2019 decreased by $0.1 million, to $8.8 million when compared to the six months ended June 30, 2018.

Portfolio

Costs for portfolio for the three months ended June 30, 2019 decreased by less than $0.1 million, when compared to the three months ended June 30, 2018.

Costs for portfolio for the six months ended June 30, 2019 decreased by $0.1 million, when compared to the six months ended June 30, 2018.

Network Expenses

Network costs for the three months ended June 30, 2019 increased by $0.3 million to $4.7 million when compared to the three months ended June 30, 2018. The three-month increase was driven by depreciation as a result of the expansion of the Company’s network infrastructure.

Network costs for the six months ended June 30, 2019 increased by $0.5 million to $9.1 million when compared to the six months ended June 30, 2018. The six-month increase was driven by depreciation as a result of the expansion of the Company’s network infrastructure.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Sales and marketing	$8,856	$7,852	$17,597	$16,217
Increase over prior period	$1,004		$1,380
Increase - percentage	13%		9%
Percentage of net revenues	10%	10%	11%	9%

Sales and marketing expenses for the three months ended June 30, 2019 increased by $1.0 million, or 13%, to $8.9 million when compared to the three months ended June 30, 2018. This three-month increase related primarily to an increase of $0.5 million in Ting people and marketing costs, which have increased to support future network access related growth. Sales and marketing costs also increased $0.4 million related people costs acquired in the acquisition of Ascio in the first quarter of 2019.

Sales and marketing expenses for the six months ended June 30, 2019 increased by $1.4 million, or 9%, to $17.6 million when compared to the six months ended June 30, 2018. This six-month increase related primarily to an increase of $0.9 million in Ting people and marketing costs, which have increased to support future network access related growth. Sales and marketing costs also increased $0.5 million related people costs acquired in the acquisition of Ascio in the first quarter of 2019.

TECHNICAL OPERATIONS AND DEVELOPMENT

Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings and the maintenance and upgrading of existing infrastructure. This includes expenses incurred in the research, design and development of technology that we use to register domain names, network access services, email, retail, domain portfolio and other Internet services. All technical operations and development costs are expensed as incurred.

(Dollar amounts in thousands of U.S. dollars)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Technical operations and development	$2,752	$2,355	$5,275	$4,450
Increase over prior period	$397		$825
Increase - percentage	17%		19%
Percentage of net revenues	3%	3%	3%	3%

Technical operations and development expenses for the three months ended June 30, 2019 increased by $0.4 million, or 17%, to $2.8 million when compared to the three months ended June 30, 2018.  The increase in costs relates primarily to increased salaries and benefits driven by an expanding workforce and wage inflation, including the workforce acquired in the Ascio acquisition on March 18, 2019.

Technical operations and development expenses for the six months ended June 30, 2019 increased by $0.8 million, or 19%, to $5.3 million when compared to the six months ended June 30, 2018.  The increase in costs relates primarily to increased salaries and benefits driven by an expanding workforce and wage inflation, including the workforce acquired in the Ascio acquisition on March 18, 2019.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
General and administrative	$4,796	$4,256	$9,244	$8,786
Increase over prior period	$540		$458
Increase - percentage	13%		5%
Percentage of net revenues	6%	5%	6%	5%

General and administrative expenses for the three months ended June 30, 2019 increased by $0.5 million, or 13%, to $4.8 million when compared to the three months ended June 30, 2018.  The increase was primarily driven by a $0.3 million increase related to the acquisition of Ascio, an increase in contract services of $0.2 million, an increase in professional fees of $0.1 million and an increase in other costs, including wage inflation, facility costs, credit card fees of $0.3 million. The increase in general and administrative expenses was offset by a decrease in foreign exchange expense of $0.4 million.

General and administrative expenses for the six months ended June 30, 2019 increased by $0.5 million, or 5%, to $9.2 million when compared to the six months ended June 30, 2018.  The increase was primarily driven by a $0.4 million increase related to the acquisition of Ascio, an increase in contract services of $0.5 million and an increase in other costs, including wage inflation, facility costs, credit card fees of $0.5 million. The increase in general and administrative expenses was offset by a foreign exchange loss of $0.9 million.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Depreciation of property and equipment	$134	$102	$258	$203
Increase over prior period	$32		$55
Increase - percentage	31%		27%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs increased by less than $0.1 million to $0.1 million as compared to the three months ended June 30, 2018.

Depreciation costs increased by $0.1 million to $0.3 million as compared to the six months ended June 30, 2018.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Amortization of intangible assets	$2,251	$1,827	$4,117	$3,659
Increase over prior period	$424		$458
Increase - percentage	23%		13%
Percentage of net revenues	3%	2%	3%	2%

Amortization of intangible assets for the three months ended June 30, 2019 increased by $0.4 million to $2.3 million as compared to the three months ended June 30, 2018. The increase is primarily driven by the acquisition of Ascio.

Amortization of intangible assets for the six months ended June 30, 2019 increased by $0.5 million to $4.1 million as compared to the six months ended June 30, 2018. The increase is primarily driven by the acquisition of Ascio.

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

(Dollar amounts in thousands of U.S. dollars)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Loss (gain) on currency forward contracts	$(31)	$52	$(110)	$49
Increase over prior period	$(83)		$(159)
Increase - percentage	-160%		-324%
Percentage of net revenues	0%	0%	0%	0%

The Company recorded a net gain of less than $0.1 million on the change in fair value of outstanding contracts as well as realized on matured contracts during the three months ended June 30, 2019. The Company recorded a net gain of $0.2 million on the change in fair value of outstanding contracts as well as realized on matured contracts during the six months ended June 30, 2019.

At June 30, 2019, our balance sheet reflects a net derivative instrument asset of $0.1 million as a result of our existing foreign exchange contracts.

OTHER INCOME AND EXPENSES

(Dollar amounts in thousands of U.S. dollars)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Other income (expense), net	$(1,314)	$(878)	$(2,286)	$(1,650)
Increase over prior period	$(436)		$(636)
Increase - percentage	50%		39%
Percentage of net revenues	(2)%	(1)%	(1)%	(1)%

Other expenses during the three months ended June 30, 2019 was $1.3 million, as compared to other expense of $0.9 for the three months ended June 30, 2018. Other expense consists primarily of the interest we incur in connection with our Amended 2019 Credit Facility. The interest incurred primarily relates to our loan balances related to the acquisition of eNom, the acquisition of Ascio and funding for expenditures associated with the Company’s Fiber to the Home program. Costs in 2018 were partially offset by income from the amortization of a $1.5 million Joint Marketing Agreement commencing in November 2015, which fully amortized in the fourth quarter of 2018.

INCOME TAXES

(Dollar amounts in thousands of U.S. dollars)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Provision for income taxes	$1,819	$1,228	$3,076	$2,411
Increase over prior period	$591		$665
Increase - percentage	48%		28%
Effective tax rate	41%	25%	36%	25%

For the three months ended June 30, 2019, we recorded an income tax expense of $1.8 million on income before income taxes of $4.4 million, using an estimated effective tax rate for Fiscal 2019 adjusted for certain minimum state taxes as well as the inclusion of a $0.4 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense.  Comparatively, for the three months ended June 30, 2018, we recorded an income tax expense of $1.2 million on income before taxes of $4.8 million, using an estimated effective tax rate for the 2018 fiscal year and reflecting the $0.2 million tax recovery impacted related to ASU 2016-09.

For the six months ended June 30, 2019, we recorded an income tax expense of $3.1 million on income before income taxes of $8.5 million, using an estimated effective tax rate for Fiscal 2019 adjusted for certain minimum state taxes as well as the inclusion of a $0.7 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense.  Comparatively, for the six months ended June 30, 2018, we recorded an income tax expense of $2.4 million on income before taxes of $9.8 million, using an estimated effective tax rate for the 2018 fiscal year and reflecting the $0.3 million tax recovery impacted related to ASU 2016-09.

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

We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at June 30, 2019 and December 31, 2018, respectively.

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

The following table reconciles net income to adjusted EBITDA (Dollar amounts in thousands of U.S. dollars):

Reconciliation to Net income to Adjusted EBITDA
(In Thousands of US Dollars)
(unaudited)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income for the period	$2,616	$3,608	$5,415	$7,352
Depreciation of property and equipment	2,172	1,330	4,097	2,562
Amortization of intangible assets	2,565	2,326	4,605	4,657
Interest expense, net	1,314	951	2,286	1,847
Provision for income taxes	1,819	1,228	3,076	2,411
Stock-based compensation	685	615	1,210	1,193
Unrealized loss (gain) on change in fair value of forward contracts	(70)	46	(188)	43
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	(162)	282	(490)	459
Acquisition and other costs[1]	547	802	906	1,043

Adjusted EBITDA	$11,486	$11,188	$20,917	$21,567

[1]Acquisition and other costs represents transaction-related expenses, transitional expenses, such as duplicative post-acquisition expenses, primarily related to our acquisition of eNom in January 2017 and Ascio in March 2019. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA increased to $11.5 million in the three months ended June 30, 2019 from $11.2 million in the three months ended June 30, 2018. The increase in adjusted EBITDA from period-to-period was primarily driven by an increased contribution from Enom, which is the result of increased operating cost synergies realized during the first half of 2019, as well as an increased contribution from Ting Fiber. The overall increase in EBITDA was partially offset by decline in Ting Mobile sales and a decline in portfolio domain sales.

Adjusted EBITDA decreased to $20.9 million in the six months ended June 30, 2019 from $21.6 million in the six months ended June 30, 2018. The decrease in adjusted EBITDA from period-to-period was primarily driven by a decrease in contribution from Ting Mobile sales and portfolio domain sales. The overall decrease in EBITDA was partially offset by increased contribution from Enom, which is the result of increased operating cost synergies realized during the first half of 2019, as well as an increased contribution from Ting Fiber.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we began applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The following table presents OCI for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Other comprehensive income (loss)	$320	$(260)	$930	$(243)
Increase over prior period	$580		$1,173
Increase - percentage	223%		483%
Percentage of net revenues	0%	0%	1%	0%

The impact of the fair value adjustments on outstanding hedged contracts for the three months ended June 30, 2019 was a gain in OCI of $0.2 million as compared to a loss of $0.3 million for the three months ended June 30, 2018.

The net amount reclassified to earnings during the three months ended June 30, 2019 was a gain of $0.1 million compared to nil during the three months ended June 30, 2018.

 The impact of the fair value adjustments on outstanding hedged contracts for the six months ended June 30, 2019 was a gain in OCI of $0.8 million as compared to a loss of $0.3 million for the six months ended June 30, 2018.

The net amount reclassified to earnings during the six months ended June 30, 2019 was a gain of $0.1 million compared to nil during the six months ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, our cash and cash equivalents balance decreased $0.6 million when compared to December 31, 2018.  Our principal uses of cash were $28 million for the Acquisition of Ascio Technologies, Inc., $4.6 million in loan repayments, $1.1 million of other costs, including tax payment associated with stock option exercises, continued investment in property and equipment of $20.8 million and $2.5 million acquisition of other assets. These uses of cash were offset by proceeds from an advances of $40.4 million from our 2019 Amended Credit Facility (defined below) to fund Fiber to the Home program (“FTTH”) and the acquisition of Ascio Technologies Inc, and cash provided by operating activities of $16.0 million for the six months ended June 30, 2019.

Amended 2019 Credit Facility

On June 14, 2019, the Company and its wholly-owned subsidiaries, Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware) Inc. and Tucows (Emerald), LLC, entered into an Amended and Restated Senior Secured Credit Agreement (the “Amended 2019 Credit Facility”) with Royal Bank of Canada (“RBC”), as administrative agent, and lenders party thereto (collectively with RBC, the “Lenders”) under which the Company has access to an aggregate of up to $240 million in funds, which consists of a $180 million guaranteed credit facility and a $60 million accordion facility.

In connection with the Amended 2019 Credit Facility, the Company incurred an additional $0.3 million of fees paid to lenders and $0.2 million of legal fees related to the debt issuance.  Of these fees, $0.4 million are debt issuance costs, which have been reflected as a reduction to the carrying amount of the loan payable and will be amortized over the term of the credit facility agreement and $0.1 million have been recorded in General and administrative expenses.

The obligations of the Company under the Amended 2019 Credit Agreement are secured by a first priority lien on substantially all of the personal property and assets of the Company and has a four-year term.

2017 Amended Credit Facility

Prior to entering into the Amended 2019 Credit Facility, the Company had entered into a secured Credit Agreement (as amended, the “2017 Amended Credit Facility”) on January 20, 2017 with Bank of Montreal (“BMO”), RBC and Bank of Nova Scotia (collectively, the “Previous Lenders”) under which the Company had access to an aggregate of up to $140 million in funds.

On March 18, 2019, the Company entered into the Second Amendment to the 2017 Credit Facility to provide the Previous Lenders’ consent for the acquisition of Ascio (discussed in Note 5 (b) – Acquisitions), advance the acquisition funding and to reallocate borrowing limits between loan facilities.  We incurred costs associated with the Second Amendment to the 2017 Credit Facility of $0.2 million, which were recorded as debt issuance costs.

The obligations of the Company under the 2017 Amended Credit Facility were secured by a first priority lien on substantially all of the personal property and assets of the Company and had a four-year term.

Other Credit Facilities

Prior to the Company entering into the Amended 2019 Credit Facility and the 2017 Amended Credit Facility, the Company had credit agreements (collectively the “Prior Credit Facilities”) with BMO, which provided the Company with continued access to a treasury risk management facility and a credit card facility. All remaining credit facilities under the Prior Credit Facilities have been terminated.

The treasury risk management facility under the Prior Credit Facilities provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Prior Credit Facilities, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of June 30, 2019, the Company held contracts in the amount of $20.2 million to trade U.S. dollars in exchange for Canadian dollars. See Note 6 – Derivative instruments and hedging activities for more information.

Cash Flow from Operating Activities

Net cash provided by operating activities during the three months ended June 30, 2019 was $7.0 million, as compared to $5.8 million during the three months ended June 30, 2018.

Net income, after adjusting for non-cash charges, during the six months ended June 30, 2019 was $16.6 million. Net income included non-cash charges and recoveries of $11.2 million such as depreciation, amortization, stock-based compensation, deferred income taxes, excess tax benefits on stock-based compensation, other income, unrealized gains on currency forward contracts, and disposal of domain names. In addition, changes in our working capital used $0.6 million.  Positive contributions of $6.3 million from movements in inventory, accrued liabilities, deferred revenue and accreditation fees payable were offset by $6.9 million utilized in changes from accounts receivable, prepaid expenses, prepaid domain name fees, income taxes recoverable, accounts payable and customer deposits.

Cash Flow from Financing Activities

Net cash inflows from financing activities during the six months ended June 30, 2019 totaled $34.8 million as compared to cash outflows of $8.6 million during the six months ended June 30, 2018. Cash inflows of $40.6 million related to a $32.9 million draw on the 2019 Amended Credit Facility to fund the acquisition of Ascio Technologies, additional draws on the 2019 Amended Credit Facility of $7.5 million to fund the FreedomPop customer acquisition as well as the further expansion of the Ting Internet fiber network in addition to a $0.2 million inflow from the proceeds received on exercise of stock options, offset by cash outflows of $5.8 million of which $4.6 million related to the repayment of loan payable and payment of loan payable costs, in addition to a $0.5 million outflow for the payment of tax obligations resulting from net exercise of stock options, and $0.7 of additional loan payable costs.

Cash Flow from Investing Activities

Investing activities during the six months ended June 30, 2019 used net cash of $51.4 million as compared to using $13.6 million during the six months ended June 30, 2018. Cash outflows of $28 million related to the acquisition of Ascio Technologies inc., $2.5 million in acquisition of other assets in addition to $20.8 million invested in property and equipment, primarily to support the continued expansion of our fiber footprint. The Company continues to invest in our existing Ting Towns of Charlottesville, VA, Holly Springs, NC and Westminster, MD as well ramping construction in Sandpoint, ID, Centennial, CO, and Fuquay Varina, NC, as we seek to extend both our current network and expand to new towns. We expect our capital expenditures on building and expanding our fiber network to increase significantly during Fiscal 2019.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2018, we disclosed our contractual obligations.

As of June 30, 2019, there have been no other material changes to those contractual obligations outside the ordinary course of business. See “Note 19 – Subsequent Events” to the consolidated financial statements of the Company in Part I, Item 1 in this Quarterly Report on Form 10-Q for more information about the five-year wireless wholesale agreement with Verizon, entered into on July 2, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of June 30, 2019. We are also subject to market risk exposure related to changes in interest rates under our 2019 Amended Credit Facility. We do not expect that any changes in interest rates will be material during fiscal 2019; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At June 30, 2019, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair Value
July - September 2019	$9,881	$1.3136	$48
October - December 2019	10,327	1.3174	92
	$20,208	$1.3156	$140

As of June 30, 2019, the Company had $20.2 million of outstanding foreign exchange forward contracts which will convert to CDN $26.6 million. Of these contracts, $18.6 million met the requirements for hedge accounting. As of December 31, 2018, the Company held contracts in the amount of $40.5 million to trade U.S. dollars in exchange for $53.3 million Canadian dollars. Of these contracts, $36.5 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended June 30, 2019. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended June 30, 2019. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended June 30, 2019 of approximately $0.9 million, before the effects of hedging. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of June 30, 2019, we had an outstanding balance of $99.9 million on the 2019 Amended Credit Facility.  The 2019 Amended Credit Facility bears a base interest rate based on borrowing elections by the Company and the Company’s total Funded Debt to EBITDA plus LIBOR.  As of June 30, 2019, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on 2019 Amended Credit Facility by approximately $1.0 million, assuming that the loan balance as of June 30, 2019 is outstanding for the entire period.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019 our disclosure controls and procedures were effective at the reasonable assurance level. Management’s assessment of disclosure controls and procedures excluded consideration of Ascio’s internal control over financial reporting. Ascio was acquired during the first quarter of 2019, and the exclusion is consistent with guidance provided by the SEC staff that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition, subject to specified conditions. Ascio’s total assets were approximately $48.4 million as June 30, 2019; its revenues during the six months ended June 30, 2019 were approximately $6.0 million.

(b)    Changes in Internal Control over Financial Reporting

The adoption of ASU 2016-02 did not require any material changes in our internal control over financial reporting. There were no other changes made in our internal controls over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of our acquisition of Ascio, we are in the process of evaluating Ascio’s internal controls to determine the extent to which modifications to Ascio’s internal controls would be appropriate.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and other filings with the Securities and Exchange Commission, all of which could materially affect our business, financial condition or operating results and should be considered before making an investment decision regarding our securities. The risks described in this Quarterly Report and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

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

On February 14, 2018, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 14, 2018 and terminated on February 13, 2019.  During the six months ended June 30, 2019 and the three and six months ended June 30, 2018, the Company did not repurchase any shares under this program.

On February 13, 2019, the Company announced that its Board of Directors (“Board”) has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases are to be made exclusively through the facilities of the NASDAQ Capital Market. The $40 million buyback program commenced on February 14, 2019 and is expected to terminate on February 13, 2020. During the three and six months ended June 30, 2019, the Company did not repurchase any shares under this program.

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

Date: August 7, 2019	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ DAVINDER SINGH
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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