Form 10-Q
period 2019-09-30
TUCOWS INC /PA/
filed 2019-11-06
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, there were 10,572,244 outstanding shares of common stock, no par value, of the registrant.

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

PART I.

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	September 30,	December 31,
	2019	2018 *

Assets

Current assets:
Cash and cash equivalents	$11,989	$12,637
Accounts receivable, net of allowance for doubtful accounts of $130 as of September 30, 2019 and $132 as of December 31, 2018	13,351	10,837
Inventory	3,903	3,775
Prepaid expenses and deposits	19,717	15,472
Prepaid domain name registry and ancillary services fees, current portion (note 11)	95,614	87,782
Income taxes recoverable	2,532	1,423
Total current assets	147,106	131,926

Prepaid domain name registry and ancillary services fees, long-term portion (note 11)	17,477	18,745
Property and equipment	72,167	48,065
Right of use operating lease asset (note 12)	11,028	-
Contract costs	1,398	1,390
Intangible assets (note 6)	60,066	49,395
Goodwill (note 6)	110,100	90,054
Total assets	$419,342	$339,575

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$5,440	$8,445
Accrued liabilities	14,445	5,899
Customer deposits	14,920	11,919
Derivative instrument liability (note 5)	41	1,276
Deferred rent, current portion	-	21
Operating lease liability, current portion (note 12)	1,450	-
Loan payable, current portion (note 7)	-	18,400
Deferred revenue, current portion (note 10)	128,138	116,734
Accreditation fees payable, current portion	977	985
Income taxes payable	689	1,668
Total current liabilities	166,100	165,347

Deferred revenue, long-term portion (note 10)	26,003	26,960
Accreditation fees payable, long-term portion	224	250
Deferred rent, long-term portion	-	116
Operating lease liability, long-term portion (note 12)	9,107	-
Loan payable, long-term portion (note 7)	104,968	46,201
Deferred tax liability	25,941	20,925

Stockholders' equity (note 14)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 10,572,069 shares issued and outstanding as of September 30, 2019 and 10,627,988 shares issued and outstanding as of December 31, 2018	16,492	15,823
Additional paid-in capital	106	3,953
Retained earnings	70,430	60,810
Accumulated other comprehensive income (loss)	(29)	(810)
Total stockholders' equity	86,999	79,776
Total liabilities and stockholders' equity	$419,342	$339,575

Commitments and contingencies (note 17)
Subsequent Events (note 18)

*The Company has initially applied ASC 2016-02 (Topic 842) using the modified retrospective method. Under this method, the comparative information is not restated.

See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018 *	2019	2018 *

Net revenues (note 10)	$88,129	$83,519	$251,199	$260,401

Cost of revenues (note 10)
Cost of revenues	55,756	55,105	162,561	178,578
Network expenses	2,254	2,315	7,034	7,590
Depreciation of property and equipment	2,231	1,339	6,070	3,697
Amortization of intangible assets (note 6)	314	499	802	1,497
Total cost of revenues	60,555	59,258	176,467	191,362

Gross profit	27,574	24,261	74,732	69,039

Expenses:
Sales and marketing	8,769	8,412	26,366	24,629
Technical operations and development	2,876	2,207	8,151	6,657
General and administrative	4,574	4,120	13,818	12,906
Depreciation of property and equipment	117	106	375	309
Loss on disposition of property and equipment	73	-	73	-
Amortization of intangible assets (note 6)	2,544	1,797	6,661	5,456
Loss (gain) on currency forward contracts (note 5)	20	(27)	(90)	22
Total expenses	18,973	16,615	55,354	49,979

Income from operations	8,601	7,646	19,378	19,060

Other income (expenses):
Interest expense, net	(1,263)	(914)	(3,549)	(2,761)
Other income, net	-	(16)	-	181
Total other income (expenses)	(1,263)	(930)	(3,549)	(2,580)

Income before provision for income taxes	7,338	6,716	15,829	16,480

Provision for income taxes (note 8)	3,133	1,370	6,209	3,781

Net income before redeemable non-controlling interest	4,205	5,346	9,620	12,699

Redeemable non-controlling interest	-	-	-	(26)
Net income attributable to redeemable non-controlling interest	-	-	-	26

Net income for the period	4,205	5,346	9,620	12,699

Other comprehensive income, net of tax
Unrealized income (loss) on hedging activities (note 5)	(175)	144	614	(112)
Net amount reclassified to earnings (note 5)	26	63	167	76

Other comprehensive income (loss) net of tax (expense) recovery of $47 and ($59) for the three months ended September 30, 2019 and September 30, 2018, ($250) and $19 for the nine months ended September 30, 2019 and September 30, 2018 (note 5)	(149)	207	781	(36)

Comprehensive income, net of tax for the period	$4,056	$5,553	$10,401	$12,663

Basic earnings per common share (note 9)	$0.40	$0.50	$0.90	$1.20

Shares used in computing basic earnings per common share (note 9)	10,626,754	10,611,579	10,639,544	10,599,243

Diluted earnings per common share (note 9)	$0.39	$0.50	$0.89	$1.18

Shares used in computing diluted earnings per common share (note 9)	10,745,834	10,794,297	10,798,099	10,795,668

*The Company has initially applied ASC 2016-02 (Topic 842) using the modified retrospective method. Under this method, the comparative information is not restated.

 See accompanying notes to unaudited consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018 *	2019	2018 *
Cash provided by:
Operating activities:
Net income for the period	$4,205	$5,346	$9,620	$12,699
Items not involving cash:
Depreciation of property and equipment	2,348	1,445	6,445	4,006
Loss on write off of property and equipment	120	-	142	-
Amortization of debt discount and issuance costs	64	72	232	211
Amortization of intangible assets	2,858	2,296	7,463	6,953
Net amortization contract costs	(61)	(29)	(8)	21
Deferred income taxes (recovery)	(170)	(369)	1,741	(861)
Excess tax benefits on share-based compensation expense	(53)	(191)	(790)	(532)
Amortization of deferred rent	-	(5)	-	(9)
Net Right of use operating assets/Operating lease liability	(54)	-	(5)	-
Loss on disposal of domain names	66	5	72	70
Other income	-	-	-	(171)
Loss (gain) on change in the fair value of forward contracts	(16)	(30)	(204)	13
Stock-based compensation	830	711	2,040	1,904
Change in non-cash operating working capital:
Accounts receivable	(1,763)	685	(1,920)	847
Inventory	(644)	108	(128)	(196)
Prepaid expenses and deposits	(329)	874	(3,243)	(368)
Prepaid domain name registry and ancillary services fees	3,819	4,229	3,754	15,777
Income taxes recoverable	1,576	(137)	(1,299)	293
Accounts payable	(2,394)	778	(2,778)	1,048
Accrued liabilities	3,687	107	7,274	465
Customer deposits	1,394	(1,049)	873	(3,370)
Deferred revenue	(4,200)	(3,559)	(2,062)	(12,090)
Accreditation fees payable	(68)	(73)	(34)	(169)
Net cash provided by operating activities	11,215	11,214	27,185	26,541

Financing activities:
Proceeds received on exercise of stock options	118	23	312	62
Payment of tax obligations resulting from net exercise of stock options	(20)	(116)	(544)	(404)
Repurchase of common stock	(4,986)	-	(4,986)	-
Proceeds received on loan payable	5,000	-	45,371	2,500
Repayment of loan payable	3	(4,387)	(4,600)	(15,212)
Payment of loan payable costs	2	(4)	(639)	(8)
Net cash (used in) provided by financing activities	117	(4,484)	34,914	(13,062)

Investing activities:
Additions to property and equipment	(10,308)	(7,003)	(31,157)	(19,439)
Acquisition of a portion of the minority interest in Ting Virginia, LLC (note 4(a))	-	-	-	(1,200)
Acquisition of other assets	-	-	-	-
Acquisition of Ascio Technologies, net of cash of $1,437 (note 4(b))	-	-	(28,024)	-
Acquisition of intangible assets	(1,038)	(113)	(3,566)	(114)
Net cash used in investing activities	(11,346)	(7,116)	(62,747)	(20,753)

(Decrease) increase in cash and cash equivalents	(14)	(386)	(648)	(7,274)

Cash and cash equivalents, beginning of period	12,003	11,161	12,637	18,049
Cash and cash equivalents, end of period	$11,989	$10,775	$11,989	$10,775

Supplemental cash flow information:
Interest paid	$1,267	$919	$3,561	$2,781
Income taxes paid, net	$1,959	$1,793	$6,123	$5,370
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$991	$382	$991	$382
Acquisition of intangible assets transferred from other assets	$2,501	$-	$-	$-

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

2. Basis of presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at September 30, 2019 and the results of operations and cash flows for the interim periods ended September 30, 2019 and 2018. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. Other than the exception noted below, these interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in Tucows' 2018 Annual Report on Form 10-K filed with the SEC on March 5, 2019 (the “2018 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three and nine months ended September 30, 2019 as compared to the significant accounting policies and estimates described in our 2018 Annual Report, except as described in Note 3 – Recent accounting pronouncements.

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

ASU 2017-12: Derivatives and Hedging (Topic 815)

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12”), which better aligns an entity’s risk management activities and financial reporting for hedging relationship through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The new standard expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements. This ASU is effective for annual and interim reporting periods beginning after December 15, 2018. The Company adopted the targeted improvements to ASU 2017-12 in the first quarter of 2019 using a modified retrospective approach to existing hedging relationships. The new guidance did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2018-15”). ASU 2018-15 helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance on accounting for implementation costs when the cloud computing arrangement does not include a licence and is accounted for as a service contract. The amendments in ASU 2018-15 require an entity (customer) in a hosting arrangement to assess which implementation costs to capitalize vs expense as it relates to a service contract.  The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. ASU 2018-15 will be effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently in the process of evaluating the quantitative impact of ASU 2018-15, and transition methods.

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

On March 18, 2019, the Company entered into an Asset Purchase Agreement with its indirect wholly owned subsidiary, Ting Fiber, Inc., and NetNames European Holdings ApS, CSC Administrative Services Limited UK, and Corporation Service Company (“CSC”), pursuant to which Ting Fiber, Inc. purchased from CSC all of the equity of Ascio Technologies, Inc. (“Ascio”), a domain registrar business, and all of CSC’s assets related to that business.   The purchase price was $29.5 million, which represented the agreed upon purchase of $29.44 million plus an amount of $21,205 related to the estimated working capital deficiency acquired.

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

Goodwill	$20,046
Cash	1,437
Brand	2,020
Developed technology	2,420
Customer relationships	10,200
Prepaid domain registry fees	10,318
Other assets	2,192
Total assets	48,633

Deferred Revenue	(12,509)
Deferred Tax Liabilities	(3,025)
Other liabilities	(3,637)
Total liabilities	(19,171)

Preliminary consideration paid	$29,462

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

In connection with this acquisition, the Company incurred total acquisition related costs of $0.5 million of which nil and $0.5 million were included in General & Administrative expenses in the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2019, respectively.

The following table presents selected unaudited pro forma information for the Company assuming the acquisition of Ascio had occurred as of January 1, 2018. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what results would be for any future periods.

	Three months ended September 30,	Nine months ended September 30,
Dollar amounts in thousands of U.S. Dollars	2018	2019	2018
Net revenues	$88,242	$255,914	$275,596
Net income	4,624	9,686	10,471

Basic earnings per common share	0.44	0.91	0.99
Diluted earnings per common share	$0.43	$0.90	$0.97

The amount of revenue recognized since the acquisition date included in the consolidated statements of operations and comprehensive income statement for the three and nine months ended September 30, 2019 are $5.8 million, and $11.9 million respectively.

The net income recognized since the acquisition date included in the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2019 are losses of $0.6 million and $1.3 million, respectively.

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

The Company has designated certain of these transactions as cash flow hedges of forecasted transactions and foreign currency denominated liabilities under ASC Topic 815, Derivatives and Hedging (“ASC 815”). For certain contracts, as the critical terms of the hedging instrument and the entire hedged forecasted transaction are the same in accordance with ASC 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Unrealized gains or losses on these contracts have been included within other comprehensive income (“OCI”). The fair value of the contracts, as of September 30, 2019, is recorded as derivative instrument assets or liabilities. As a result of adopting the targeted improvements on January 1, 2019, for any existing contracts on the effective date of adoption and thereafter, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness will be recorded in OCI.

As of September 30, 2019, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $10.3 million, of which $9.9 million were designated as hedges. As of December 31, 2018, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $40.5 million, of which $36.5 million were designated as hedges.

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair Value

October - December 2019	10,327	1.3174	(41)
	$10,327	$1.3174	$(41)

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of September 30, 2019 Fair Value Asset	As of December 31, 2018 Fair Value Liability
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$(39)	$(1,069)
Foreign Currency forward contracts not designated as cash flow hedges (net)	Derivative instruments	(2)	(207)
Total foreign currency forward contracts (net)	Derivative instruments	$(41)	$(1,276)

Movement in accumulated other comprehensive income (“AOCI”) balance for the three months ended September 30, 2019 (Dollar amounts in thousands of U.S. dollars):

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - June 30, 2019	$159	$(39)	$120
Other comprehensive income (loss) before reclassifications	(231)	56	(175)
Amount reclassified from AOCI	35	(9)	26
Other comprehensive income (loss) for the three months ended September 30, 2019	(196)	47	(149)

Ending AOCI Balance - September 30, 2019	$(37)	$8	$(29)

 Movement in AOCI balance for the nine months ended September 30, 2019 (Dollar amounts in thousands of U.S. dollars):

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2018	$(1,069)	$259	$(810)
Other comprehensive income (loss) before reclassifications	812	(198)	614
Amount reclassified from AOCI	220	(53)	167
Other comprehensive income (loss) for the nine months ended September 30, 2019	1,032	(251)	781

Ending AOCI Balance - September 30, 2019	$(37)	$8	$(29)

Effects of derivative instruments on income and OCI for the three months ended September 30, 2019 are as follows (Dollar amounts in thousands of U.S. dollars):

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)
		Operating expenses	$(28)	$-	$-
Foreign currency forward contracts for the three months ended September 30, 2019	$(149)	Cost of revenues	$(7)	$-	$-

		Operating expenses	$(71)	$-	$-
Foreign currency forward contracts for the three months ended September 30, 2018	$207	Cost of revenues	$(12)	$-	$-

Effects of derivative instruments on income and OCI for the nine months ended September 30, 2019 are as follows (Dollar amounts in thousands of U.S. dollars):

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective Portion and Amount Excluded from Effectiveness Testing)
		Operating expenses	$(182)	$-	$-
Foreign currency forward contracts for the nine months ended September 30, 2019	$781	Cost of revenues	$(38)	$-	$-

		Operating expenses	$(87)	$-	$-
Foreign currency forward contracts for the nine months ended September 30, 2018	$(36)	Cost of revenues	$(13)	$-	$-

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company recorded the following fair value adjustments on settled and outstanding contracts (Dollar amounts in thousands of U.S. dollars):

	September 30, 2019		September 30, 2018
Forward currency contracts not designated as hedges:	Three months ended	Nine months ended	Three months ended	Nine months ended

Gain (loss) on settlement	less than ($0.1)	$(0.1)	less than ($0.1)	less than ($0.1)

Gain (loss) on change in fair value	less than $0.1	$0.2	less than $0.1	less than ($0.1)

6. Goodwill and other intangible assets:

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance is $110.1 million as of September 30, 2019 (December 31, 2018 – $90.1 million), up $20.0 million from December 31, 2018, as a result of the acquisition of Ascio (See Note 4 (b) – Acquisitions for more information). The Company's goodwill relates 98% ($108.0 million) to its Domain Services operating segment and 2% ($2.1 million) to its Network Access Services operating segment.

Goodwill is not amortized, but is subject to an annual test, or more frequently if impairment indicators are present.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended September 30, 2019 and September 30, 2018, the Company assessed that certain domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should not be renewed.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years.

A summary of acquired intangible assets for the three months ended September 30, 2019 is as follows (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3-7 years	2 - 7 years	15 years
Balances June 30, 2019	$11,173	$1,242	$10,060	$34,375	$2,110	$491	$59,451
Acquisition of customer relationships	-	-	-	64	-	-	64
FreedomPop acquisition[1]	-	-	-	3,475	-	-	3,475
Additions to/(disposals from) domain portfolio, net	(6)	(60)	-	-	-	-	(66)
Amortization expense	-	-	(514)	(2,030)	(302)	(12)	(2,858)
Balances September 30, 2019	$11,167	$1,182	$9,546	$35,884	$1,808	$479	$60,066

1 In the third quarter of 2019, the Company acquired the mobile customer base of FreedomPop and Unreal Mobile brands from STS Media Inc., operating on the Sprint network. The migration of these customers occurred over a 60-day period, ending in September 2019 with subscribers having the option to accept the Ting offering or cancel or port their service elsewhere. The final purchase price was $3.5 million.

A summary of acquired intangible assets for the nine months ended September 30, 2019 is as follows (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3-7 years	2 - 7 years	15 years
Balances December 31, 2018	$11,176	$1,245	$9,004	$27,292	$163	$515	$49,395
Acquisition of Ascio Technologies, Inc. (note 4 (b))	-	-	2,020	10,200	2,420	-	14,640
FreedomPop acquisition[1]	-	-	-	3,475	-	-	3,475
Acquisition of customer relationships	-	-	-	91	-	-	91
Additions to/(disposals from) domain portfolio, net	(9)	(63)	-	-	-	-	(72)
Amortization expense	-	-	(1,478)	(5,174)	(775)	(36)	(7,463)
Balances September 30, 2019	$11,167	$1,182	$9,546	$35,884	$1,808	$479	$60,066

1 In the third quarter of 2019, the Company acquired the mobile customer base of FreedomPop and Unreal Mobile brands from STS Media Inc., operating on the Sprint network. The migration of these customers occurred over a 60-day period, ending in September 2019 with subscribers having the option to accept the Ting offering or cancel or port their service elsewhere. The final purchase price was $3.5 million.

The following table shows the estimated amortization expense in future periods, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

September 30, 2019
Remainder of 2019	2,385
2020	10,594
2021	10,580
2022	10,140
2023	9,288
Thereafter	4,730
Total	47,717

As of September 30, 2019, the accumulated amortization for the definite life intangible assets was $32.0 million. As of December 31, 2018, the accumulated amortization for the definite life intangible assets was $24.5 million.

7. Loan payable:

Amended 2019 Credit Facility

On June 14, 2019, the Company and its wholly-owned subsidiaries, Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware) Inc. and Tucows (Emerald), LLC entered into an Amended and Restated Senior Secured Credit Agreement (the “Amended 2019 Credit Facility”) with Royal Bank (“RBC”), as administrative agent, and lenders party thereto (collectively with RBC, the “Lenders”) under which the Company has access to an aggregate of up to $240 million in funds, which consists of $180 million guaranteed credit facility and a $60 million accordion facility. The Amended 2019 Credit Facility replaced the Company’s 2017 Amended Credit Facility.

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

 On March 18, 2019, the Company entered into the Second Amendment to the 2017 Credit Facility to provide the Previous Lenders’ consent for the acquisition of Ascio (discussed in Note 4 (b) – Acquisitions), advance the acquisition funding and to reallocate borrowing limits between loan facilities. We incurred costs associated with the Second Amendment to the 2017 Credit Facility of $0.2 million, which were recorded as debt issuance costs.

The obligations of the Company under the 2017 Amended Credit Facility were secured by a first priority lien on substantially all of the personal property and assets of the Company and had a four-year term.

Credit Facility Terms

The Amended 2019 Credit Facility is revolving with interest only payments with no scheduled repayments during the term.

The Amended 2019 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Amended 2019 Credit Facility requires that the Company to comply with the following financial covenants: (i) at all times, a Total Funded Debt to Adjusted EBITDA Ratio (as defined in the Amended 2019 Credit Agreement) of 3.50:1; and (ii) with respect to each fiscal quarter, an Interest Coverage Ratio (as defined in the Amended 2019 Credit Agreement) of not less than 3.00:1. Further, the Company’s maximum annual Capital Expenditures cannot exceed 110% of the forecasted capital expenditures of its annual business plan. In addition, share repurchases require the Lenders’ consent if the Company’s Total Funded Debt to Adjusted EBITDA ratio exceeds 2.00:1. As at and for the period ending September 30, 2019, the Company was in compliance with these covenants and as at and for the period ending September 30, 2018, the Company was in compliance with the covenants under the 2017 Amended Credit Facility.

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

The following table summarizes the Company’s borrowings under the Amended 2019 Credit Facility and the prior year borrowings under Facilities A - D of the 2017 Amended Credit Facility (Dollar amounts in thousands of U.S. dollars):

	September 30, 2019	December 31, 2018
Revolver	105,927	-
Facility A	$-	$1,000
Facility B	-	6,000
Facility C	-	3,232
Facility D	-	54,924
Less: unamortized debt discount and issuance costs	(959)	(555)
Total loan payable	$104,968	$64,601
Less: loan payable, current portion	-	(18,400)
Loan payable, long-term portion	$104,968	$46,201

The following table summarizes our scheduled principal repayments as of September 30, 2019 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2019	$-
2020	-
2021	-
2022	-
2023	105,927
$105,927

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

8. Income taxes

For the three months ended September 30, 2019, we recorded an income tax expense of $3.1 million on income before income taxes of $7.3 million, using an estimated effective tax rate for the fiscal year ending December 31, 2019 (“Fiscal 2019”) adjusted for certain minimum state taxes as well as the inclusion of a $0.1 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Comparatively, for the three months ended September 30, 2018, the Company recorded an income tax expense of $1.4 million on income before taxes of $6.7 million, using an estimated effective tax rate for the 2018 fiscal year and adjusted for the $0.2 million tax recovery impact related to ASU 2016-09.

For the nine months ended September 30, 2019, we recorded an income tax expense of $6.2 million on income before income taxes of $15.8 million, using an estimated effective tax rate for Fiscal 2019 adjusted for certain minimum state taxes as well as the inclusion of a $0.8 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Comparatively, for the nine months ended September 30, 2018, the Company recorded an income tax expense of $3.8 million on income before taxes of $16.5 million, using an estimated effective tax rate for the 2018 fiscal year and adjusted for the $0.5 million tax recovery impact related to ASU 2016-09.

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

The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at September 30, 2019 and December 31, 2018, respectively.

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per common share:
Net income for the period	4,205	5,347	9,620	12,699

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,626,754	10,611,579	10,639,544	10,599,243
Effect of outstanding stock options	119,080	182,718	158,555	196,425
Diluted weighted average number of shares outstanding	10,745,834	10,794,297	10,798,099	10,795,668

Basic earnings per common share	0.40	0.50	0.90	1.20

Diluted earnings per common share	0.39	0.50	0.89	1.18

For the three months ended September 30, 2019, outstanding options to purchase 599,140 common shares were not included in the computation of diluted income per common share because all such options’ exercise price was greater than the average market price of the common shares for the period as compared to the three months ended September 30, 2018, where 440,000 outstanding options were not included in the computation.

For the nine months ended September 30, 2019, outstanding options to purchase 531,200 common shares were not included in the computation of diluted income per common share because all such options’ exercise price was greater than the average market price of the common shares for the period as compared to the nine months ended September 30, 2018, where 440,000 outstanding options were not included in the computation.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018(1)	2019	2018(1)
Network Access Services:
Mobile Services	$21,722	$22,546	$63,516	$66,829
Other Services	2,890	2,033	7,977	5,664
Total Network Access Services	24,612	24,579	71,493	72,493

Domain Services
Wholesale
Domain Services	47,259	45,071	136,336	146,038
Value Added Services	5,154	4,540	14,113	13,576
Total Wholesale	52,413	49,611	150,449	159,614

Retail	8,713	8,731	26,138	25,644
Portfolio	2,391	598	3,119	2,650
Total Domain Services	63,517	58,940	179,706	187,908

	$88,129	$83,519	$251,199	$260,401

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

During the three and nine months ended September 30, 2019, no customer accounted for more than 10% of total revenue. During the three and nine months ended September 30, 2018, no customer accounted for more than 10% of total revenue. As at September 30, 2019 and December 31, 2018, no customer accounted for more than 10% of accounts receivable.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

Cost of Revenue

	Three months ended September 30,		Nine months ended September 30,
	2019	2018(1)	2019	2018(1)
Network Access Services:
Mobile Services	$11,171	$11,399	$32,721	$34,643
Other Services	936	872	2,960	3,103
Total Network Access Services	12,107	12,271	35,681	37,746

Domain Services
Wholesale
Domain Services	38,337	37,414	110,993	124,572
Value Added Services	773	807	2,306	2,412
Total Wholesale	39,110	38,221	113,299	126,984

Retail	4,359	4,465	13,126	13,320
Portfolio	180	148	455	528
Total Domain Services	43,649	42,834	126,880	140,832

Network Expenses:
Network, other costs	2,254	2,315	7,034	7,590
Network, depreciation and amortization costs	2,545	1,838	6,872	5,194
	4,799	4,153	13,906	12,784

	$60,555	$59,258	$176,467	$191,362

1As a result of the bulk transfers of 2.65 million domain names to Namecheap on January 5, 2018 and 0.24 million domain names to Namecheap on September 25, 2018, recognized cost of revenue for the three and nine months ended September 30, 2018 includes $1.7 million and $16.2 million, respectively, related to previously deferred revenue, a portion of which would have otherwise been recognized after September 30, 2018.

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

The opening balance of deferred revenue was $143.7 million as of January 1, 2019. Significant changes in deferred revenue were as follows (Dollar amounts in thousands of U.S. dollars):

Deferred Revenue

Nine months ended September 30, 2019
Balance, beginning of period	143,694
Acquired in a business combination[1]	12,509
Deferred revenue	176,675
Recognized revenue	(178,737)
Balance, end of period	154,141

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

11. Costs to obtain and fulfill a contract

Deferred costs of fulfillment

Deferred costs to fulfill contracts generally consist of domain registration costs which have been paid to a domain registry, and are capitalized as Prepaid domain name registry and ancillary services fees. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. For the nine months ended September 30, 2019, the Company capitalized $122.5 million and also amortized $126.3 million of contract costs, respectively. We also acquired $10.3 million of prepaid domain name registry and ancillary service fees in the Ascio acquisition, which took place on March 18, 2019. Amortization of contract fulfillment costs is primarily included in cost of revenue. The breakdown of the movement in the prepaid domain name registry and ancillary services fees balance for the nine months ended September 30, 2019 is as follows (Dollar amounts in thousands of U.S. dollars).

Prepaid domain name registry and ancillary services fees

Nine months ended September 30, 2019
Balance, beginning of period	$106,527
Acquired in a business combination[1]	10,318
Capitalization of costs	122,534
Amortization of costs	(126,288)
Balance, end of period	$113,091

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

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	Three months ended,	Nine months ended,
	September 30, 2019	September 30, 2019
Operating Lease Cost (leases with a total term greater than 12 months)	$609	$2,506
Short-term Lease Cost (leases with a total term of 12 months or less)	305	708
Variable Lease Cost	156	520
Total Lease Cost	$1,070	$3,734

Lease Cost is presented in general and administrative expenses and network expenses within our consolidated statements of operations and comprehensive income.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	Three months ended,	Nine months ended,
	September 30, 2019	September 30, 2019

Supplemental cashflow information:
Operating Lease - Operating Cash Flows (Fixed Payments)	$587	$2,472
Operating Lease - Operating Cash Flows (Liability Reduction)	$466	$2,117
New ROU Assets - Operating Leases	$86	$4,554

Supplemental balance sheet information related to leases:	September 30, 2019	(Transition) January 1, 2019
Weighted Average Discount Rate	5.27%	5.04%
Weighted Average Remaining Lease Term (in years)	8.44	5.62

Maturity of lease liability as of September 30, 2019 (Dollar amounts in thousands of U.S. dollars):

September 30, 2019
Remaining of 2019	$541
2020	1,819
2021	1,707
2022	1,625
2023	1,583
Thereafter	5,991
Total future lease payments	13,266
Less interest	2,709
Total	$10,557

Operating lease payments include payments under the non-cancellable term and approximately $0.8 million related to options to extend lease terms that are reasonably certain of being exercised.

As of September 30, 2019, we have not entered into any additional leases that have not yet commenced.

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

Information by operating segments (with the exception of disaggregated revenue, which is discussed in Note 10 - Revenue), which is regularly reported to the CEO is as follows (Dollar amounts in thousands of U.S. dollars):

Three months ended September 30, 2019	Network Access Services	Domain Services	Consolidated Totals
Net Revenues	$24,612	$63,517	$88,129

Cost of revenues
Cost of revenues	12,107	43,649	55,756
Network expenses	515	1,739	2,254
Depreciation of property and equipment	1,797	434	2,231
Amortization of intangible assets	12	302	314
Total cost of revenues	14,431	46,124	60,555
Gross Profit			27,574

Expenses:
Sales and marketing			8,769
Technical operations and development			2,876
General and administrative			4,574
Depreciation of property and equipment			117
Loss on disposition of property and equipment			73
Amortization of intangible assets			2,544
Loss (gain) on currency forward contracts			20
Income from operations			8,601
Other income (expenses), net			(1,263)
Income before provisions for income taxes			$7,338

Three months ended September 30, 2018	Network Access Services	Domain Services	Consolidated Totals
Net Revenues	$24,579	$58,940	$83,519

Cost of revenues
Cost of revenues	12,271	42,834	55,105
Network expenses	479	1,836	2,315
Depreciation of property and equipment	1,026	313	1,339
Amortization of intangible assets	11	488	499
Total cost of revenues	13,787	45,471	59,258
Gross Profit	10,792	13,469	24,261

Expenses:
Sales and marketing			8,412
Technical operations and development			2,207
General and administrative			4,120
Depreciation of property and equipment			106
Loss on disposition of property and equipment			-
Amortization of intangible assets			1,797
Loss (gain) on currency forward contracts			(27)
Income from operations			7,646
Other income (expenses), net			(930)
Income before provisions for income taxes			$6,716

Nine months ended September 30, 2019	Network Access Services	Domain Services	Consolidated Totals
Net Revenues	$71,493	$179,706	$251,199

Cost of revenues
Cost of revenues	35,681	126,880	162,561
Network expenses	1,552	5,482	7,034
Depreciation of property and equipment	4,907	1,163	6,070
Amortization of intangible assets	34	768	802
Total cost of revenues	42,174	134,293	176,467
Gross Profit	29,319	45,413	74,732

Expenses:
Sales and marketing			26,366
Technical operations and development			8,151
General and administrative			13,818
Depreciation of property and equipment			375
Loss on disposition of property and equipment			73
Amortization of intangible assets			6,661
Loss (gain) on currency forward contracts			(90)
Income from operations			19,378
Other income (expenses), net			(3,549)
Income before provisions for income taxes			$15,829

Nine months ended September 30, 2018	Network Access Services	Domain Services	Consolidated Totals
Net Revenues	$72,493	$187,908	$260,401

Cost of revenues
Cost of revenues	37,746	140,832	178,578
Network expenses	1,609	5,981	7,590
Depreciation of property and equipment	2,762	935	3,697
Amortization of intangible assets	34	1,463	1,497
Total cost of revenues	42,151	149,211	191,362
Gross Profit	30,342	38,697	69,039

Expenses:
Sales and marketing			24,629
Technical operations and development			6,657
General and administrative			12,906
Depreciation of property and equipment			309
Loss on disposition of property and equipment			-
Amortization of intangible assets			5,456
Loss (gain) on currency forward contracts			22
Income from operations			19,060
Other income (expenses), net			(2,580)
Income before provisions for income taxes			$16,480

(b)	The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of U.S. dollars):

Property and Equipment by region

	September 30, 2019	December 31, 2018
Canada	$2,164	$1,393
United States	69,586	46,631
Germany	417	41
	$72,167	$48,065

(c)	The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of U.S. dollars):

Amortizable assets by region

	September 30, 2019	December 31, 2018
Canada	$5,548	$6,553
United States	42,169	30,421
	$47,717	$36,974

(d)	Valuation and qualifying accounts (Dollar amounts in thousands of U.S. dollars):

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period
Nine months ended September 30, 2019	$132	$(2)	$-	$130
Year ended December 31, 2018	$168	$(36)	$-	$132

14. Stockholders’ Equity:

The following table summarizes stockholders' equity transactions for the three-month period ended September 30, 2019 (Dollar amounts in thousands of U.S. dollars):

	Common Stock
	Number	Amount	Additional Paid in Capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance on June 30, 2019	10,663,462	$16,461	$4,195	$66,225	$120	$87,001
Exercise of Stock options	12,260	189	(71)	-	-	118
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(1,837)	-	(20)	-	-	(20)
Repurchase of common stock	(101,816)	(158)	(4,828)	-	-	(4,986)
Stock-based compensation	-	-	830	-	-	830
Net income	-	-	-	4,205	-	4,205
Other comprehensive income (loss)	-	-	-	-	(149)	(149)
Balances, September 30, 2019	10,572,069	$16,492	$106	$70,430	$(29)	$86,999

The following table summarizes stockholders' equity transactions for the nine-month period ended September 30, 2019 (Dollar amounts in thousands of U.S. dollars):

	Common Stock
	Number	Amount	Additional Paid in Capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance on December 31, 2018	10,627,988	$15,823	$3,953	$60,810	$(810)	$79,776
Exercise of Stock options	66,619	827	(515)	-	-	312
Shares deducted from exercise of stock options for payment of witholding taxes and exercise consideration	(20,722)	-	(544)	-	-	(544)
Repurchase of common stock	(101,816)	(158)	(4,828)	-	-	(4,986)
Stock-based compensation	-	-	2,040	-	-	2,040
Net income	-	-	-	9,620	-	9,620
Other comprehensive income (loss)	-	-	-	-	781	781
Balances, September 30, 2019	10,572,069	$16,492	$106	$70,430	$(29)	$86,999

2019 Stock Buyback Program

On February 13, 2019, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases are to be made exclusively through the facilities of the NASDAQ Capital Market. The $40 million buyback program commenced on February 14, 2019 and is expected to terminate on February 13, 2020. During the three and nine months ended September 30, 2019, the Company repurchased 101,816 shares under this program, for a total of $5.0 million.

2018 Stock Buyback Program

On February 14, 2018, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 14, 2018 and terminated on February 13, 2019.  During the three and nine months ended September 30, 2018 and the nine months ended September 30, 2019, the Company did not repurchase any shares under this program.

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

Details of stock option transactions for the three months ended September 30, 2019 and September 30, 2018 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three months ended September 30, 2019		Three months ended September 30, 2018
	Number of Shares	Weighted average exercise price per share	Number of Shares	Weighted average exercise price per share
Outstanding, beginning of period	774,915	$48.63	734,196	$42.39
Granted	36,500	54.41	23,800	57.78
Exercised	(12,260)	15.60	(15,782)	8.00
Forfeited	(7,014)	60.87	(8,635)	59.20
Expired	(12,875)	44.98	-	-
Outstanding, end of period	779,266	$49.37	733,579	$43.43
Options exercisable, end of period	368,664	$39.43	326,887	$29.00

Details of stock option transactions for the nine months ended September 30, 2019 and September 30, 2018 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Nine months ended September 30, 2019		Nine months ended September 30, 2018
	Number of Shares	Weighted average exercise price per share	Number of Shares	Weighted average exercise price per share
Outstanding, beginning of period	702,337	$43.80	653,571	$36.69
Granted	180,800	60.56	163,366	62.80
Exercised	(66,619)	18.65	(44,498)	9.49
Forfeited	(22,315)	58.59	(38,860)	50.46
Expired	(14,937)	46.45	-	-
Outstanding, end of period	779,266	$49.37	733,579	$43.43
Options exercisable, end of period	368,664	$39.43	326,887	$29.00

As of September 30, 2019, the exercise prices, weighted average remaining contractual life and intrinsic values of outstanding options were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

			Options outstanding			Options exercisable
Exercise Price			Number outstanding	Weighted average exercise price per share	Aggregate intrinsic value	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
$5.52	-	$8.56	32,535	$7.48	$1,519	32,535	$7.48	0.5	$1,519
$10.16	-	$19.95	74,465	16.42	2,811	73,215	16.36	2.0	2,768
$21.10	-	$27.53	58,750	23.73	1,788	48,750	24.27	2.1	1,457
$35.25	-	$37.35	14,375	35.89	263	11,875	36.02	3.5	215
$43.15	-	$47.00	5,000	47.00	36	2,500	47.00	4.5	18
$53.20	-	$58.65	344,053	55.53	30	171,877	55.72	4.7	18
$62.12	-	$64.10	250,088	62.99	-	27,912	64.10	5.7	-
			779,266	$49.37	$6,447	368,664	$39.43	3.4	$5,995

Total unrecognized compensation cost relating to unvested stock options at September 30, 2019, prior to the consideration of expected forfeitures, is approximately $7.7 million and is expected to be recognized over a weighted average period of 2.6 years.

The Company recorded stock-based compensation of $0.8 and $2.0 million for the three and nine months ended September 30, 2019, and $0.7 and $1.9 million for the three and nine months ended September 30, 2018, respectively.

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

The following table provides a summary of the fair values of the Company's derivative instrument assets and liabilities measured at fair value on a recurring basis at September 30, 2019 (Dollar amounts in thousands of U.S. dollars):

	September 30, 2019
	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Liability at Fair value
Derivative Instrument asset

Total Liability	$	$41	$	$41

	December 31, 2018
	Fair Value Measurement Using			Liabilities at Fair
	Level 1	Level 2	Level 3	value
Derivative Instrument liability

Total Liabilities	$	$1,276	$	$1,276

17. Contingencies

From time to time, the Company has legal claims and lawsuits in connection with its ordinary business operations. The Company vigorously defends such claims. While the final outcome with respect to any actions or claims outstanding or pending as of September 30, 2019 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

18. Subsequent Events

On October 9, 2019 consistent with the Company’s historical risk management strategy to mitigate the foreign exchange fluctuations incurred on its future cash flows, the Company entered into a series of forward contracts to exchange US dollars for Canadian dollars. The notional amount of forward contracts the Company entered into was US $30.5 million, which will convert to CDN $40.5 million. The forward contracts mature between January and December of 2020.

On October 31, 2019, the Company entered into a Stock Purchase Agreement to purchase all of the issued and outstanding shares of Cedar Holdings Group, Incorporated, a fiber Internet provider business based in Durango, Colorado.  The closing of the transaction is contingent upon regulatory approval expected to take 45 days.  The expected purchase price is $15.0 million of which $11.0 million will be paid at closing, $9.0 million in cash and $2.0 million in Tucows Inc. shares.  The remaining $4.0 million is expected to be paid on the 24th and 36th month anniversaries of the closing of the transaction dependent upon certain milestones as defined in the Share Purchase Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things: the competition we expect to encounter as our business develops and competes in a broader range of Internet services; the Company's foreign currency requirements, specifically for the Canadian dollar; Ting mobile, Roam mobile and fixed Internet access subscriber growth and retention rates; our belief regarding the underlying platform for our domain services, our expectation regarding the trend of sales of domain names and advertising; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; the revenue that our parked page vendor relationships may generate in the future; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds, our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; our expectations regarding the migration of mobile subscribers acquired from STS Media Inc., a Mobile Virtual Networks Operator (“MVNO”) doing business as FreedomPop and Unreal Mobile Brands, to Ting; our expectations regarding increased price competition among MVNO; our expectations regarding when Ting’s services will be operational on the Verizon mobile network; our expectations regarding costs associated with migrating Ting customers using the T-Mobile platform to an alternative platform, including Verizon; our expectations regarding our ability to complete the migration of customers from the T-Mobile platform by December 20, 2020; and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

•	Adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, including with respect to the impact of the Tax Cuts and Jobs Act of 2017;

•	The application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;

•	Our ability to effectively integrate acquisitions;

•	Our ability to attract and retain customers by securing access to the latest mobile network technology, and migrating existing customers when necessary;

•	Our ability to adapt the Company’s mobile infrastructure in order to maximize the number of mobile subscriber additions following the expiration of our T-Mobile agreement in December 2019.

•	Our ability to migrate existing T-Mobile customers to one of our MVNO partners, in an efficient and cost-effective manner;

•	Pending or new litigation; and

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

For the three months ended September 30, 2019 and September 30, 2018, we reported revenue of $88.1 million and $83.5 million, respectively.

For the nine months ended September 30, 2019 and September 30, 2018, we reported revenue of $251.2 million and $260.4 million, respectively.

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

As of September 30, 2019, Ting managed mobile telephony services for approximately 294,000 subscribers and 166,000 accounts. For a discussion of subscribers and how they impacted our financial results, see the Net Revenue discussion below.

Domain Services

Domain Services includes wholesale and retail domain name registration services, value added services and portfolio services derived through our OpenSRS, eNom, Ascio and Hover brands. We earn revenues primarily from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations. In addition, we earn revenues from the sale of retail domain name registration and email services to individuals and small businesses; and by making our portfolio of domain names available for sale or lease. Domain Services revenues are attributed to the country in which the contract originates, mainly the Canadian and the U.S. Ascio domain services contracts, which were acquired by the Company on March 18, 2019 and primarily originate in Europe.

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

Wholesale, primarily branded as OpenSRS, eNom and Ascio, derives revenue from its domain service and from providing value-added services. The OpenSRS, eNom and Ascio domain services manage approximately 23.9 million domain names under the Tucows, eNom and Ascio ICANN registrar accreditations and for other registrars under their own accreditations, which has increased 0.2 million domain names since September 30, 2018.  The increase from prior year is primarily due to the acquisition of 1.9 million names acquired in the Ascio acquisition on March 18, 2019. The increase was offset by bulk transfers of 0.4 million domain names in the fourth quarter of 2018, which were registered to a single customer, Namecheap, who transferred the names to their own ICANN registrar credentials. A further decrease of 0.9 million domain names is related to the bulk transfer domain names in the third quarter of 2019, which were registered to a single, low margin hosted customer. A further decrease of 0.4 million domain names was related to the erosion of registrations related to non-core customers.

In addition to the bulk transfers to Namecheap mentioned above, an additional 2.89 million domain names were transferred during the first three quarters of 2018. The Company recognized, on an accelerated basis, $16.3 million of revenue and $16.2 million of cost of revenues sold related to previously deferred revenue and deferred prepaid registry fees on the transfers that took place during the first three quarters of 2018.

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

Network Access Services

Ting Mobile	September 30,
	2019 (1)	2018 (1)
	(in 000s)
Ting mobile accounts under management	166	162
Ting mobile subscribers under management	294	296

(1)	For a discussion of these period to period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenue discussion below.

Ting Internet	September 30,
	2019	2018
	(in 000s)
Ting Internet accounts under management	10	6
Ting Internet serviceable addresses (1)	34	23

(1)	Defined as premises to which Ting has the capability to provide a customer connection in a service area.

Domain Services

Total new, renewed and transferred-in domain name registrations:

	Three months ended September 30,
	2019 (1)	2018 (1)
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	4,227	4,170

	Nine months ended September 30,
	2019 (1)	2018 (1)
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	13,166	13,444

(1)	For a discussion of these period to period changes in the domain names provisioned and how they impacted our financial results, see the Net Revenues discussion below.

Domain names under management:

	September 30,
	2019 (1)	2018 (1)
	(in 000's)
Domain names under management:
Registered using Registrar Accreditation belonging to the Tucows Group	19,491	18,990
Registered using Registrar Accreditations belonging to Resellers	4,367	4,718
Total domain names under management	23,858	23,708

(1)	For a discussion of these period to period changes in domain names under management and how they impacted our financial results, see the Net Revenue discussion below.

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

Historically Ting Mobile had been able to continually grow customer additions and maintain a consistent churn rate, which had allowed us to maintain net new customer additions despite the impact of churn on a fast-growing customer base.  Recently, outside of the acquisition of subscribers from MVNO competitors subscribers as TPO, Ringplus and FreedomPop mobile brands, the volume of gross additions has decreased while churn has remained consistent causing a net decline in our customer base, partially due to price competition.  We expect price competition to grow more intense in the industry which could result in increased customer churn or reductions of customer acquisition rates either of which could result in slower growth rates or in certain cases, our ability to maintain growth.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

NET REVENUES

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018(1)	2019	2018(1)
Network Access Services:
Mobile Services	$21,722	$22,546	$63,516	$66,829
Other Services	2,890	2,033	7,977	5,664
Total Network Access Services	24,612	24,579	71,493	72,493

Domain Services
Wholesale
Domain Services	47,259	45,071	136,336	146,038
Value Added Services	5,154	4,540	14,113	13,576
Total Wholesale	52,413	49,611	150,449	159,614

Retail	8,713	8,731	26,138	25,644
Portfolio	2,391	598	3,119	2,650
Total Domain Services	63,517	58,940	179,706	187,908

	$88,129	$83,519	$251,199	$260,401
(Decrease) increase over prior period	4,610		(9,202)
(Decrease) increase - percentage	6%		-4%

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

The following table presents our revenues, by revenue source, as a percentage of total revenues (Dollar amounts in thousands of U.S. dollars):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Network Access Services:
Mobile Services	25%	27%	25%	26%
Other Services	3%	2%	3%	2%
Total Network Access Services	28%	29%	28%	28%

Domain Services
Wholesale
Domain Services	53%	55%	55%	56%
Value Added Services	6%	5%	6%	5%
Total Wholesale	59%	60%	61%	61%

Retail	10%	10%	10%	10%
Portfolio	3%	1%	1%	1%
Total Domain Services	72%	71%	72%	72%

	100%	100%	100%	100%

Total net revenues for the three months ended September 30, 2019 increased by $4.6 million or 6% to $88.1 million when compared to the three months ended September 30, 2018.  The three-month increase was primarily driven by a $5.8 million increase in revenue related to the acquisition of Ascio, a $1.0 million increase in value added services revenue related to expiry revenue, a $0.9 million increase in Other Services revenue related to an increase in Ting Internet subscribers and $1.8 million increase in Portfolio revenue. The increase in revenue was offset by a $4.0 million decrease in Wholesale domain revenue, $1.7 million of which is related to the acceleration of Namecheap revenue in the third quarter of 2018, the remaining $2.3 million relating to a decline in domain registrations related to non-core customers. Revenue also decreased $0.8 million due to a decrease in mobile handset and usage revenue.

Total net revenues for the nine months ended September 30, 2019 decreased by $9.2 million or 4% to $251.2 million when compared to the nine months ended September 30, 2018.  The nine-month decrease was primarily driven by the $16.3 million acceleration of revenue related to the Namecheap bulk transfer of 2.89 million names throughout the first three quarters of 2018, combined with a further $4.7 million decrease in Wholesale domain revenue, primarily related a decline in domain registrations related to non-core customers during the nine months ended September 30, 2019. Revenue also decreased $3.3 million due to a decrease in Ting Mobile handset and mobile usage revenue. The decrease in revenues was offset by a $11.9 million increase related to the acquisition of Ascio as well a $0.5 million increase related to Retail Domain revenue and $0.5 million related to Portfolio revenue. Revenue also increased $2.3 million in Other Services revenue related to an increase in Ting Internet subscribers.

Deferred revenue from domain name registrations and other Internet services at September 30, 2019 increased to $154.1 million from $143.7 million at December 31, 2018, primarily due to the addition of deferred revenue acquired in the Ascio acquisition on March 18, 2019.

During the three and nine months ended September 30, 2019, no customer accounted for more than 10% of total revenue. For the three and nine months ended September 30, 2018, no customer accounted for more than 10% of total revenue. As at September 30, 2019 and December 31, 2018, no customer accounted for more than 10% of accounts receivable. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Network Access Services

Net revenues from mobile phone equipment and services for the three months ended September 30, 2019 decreased by $0.8 million or 4% to $21.7 million as compared to the three months ended September 30, 2018. This decrease reflects a decline in service revenues of $0.3 million to $20.2 million as compared to the three months ended September 30, 2018. The decline in service revenue compared to the three months ended September 30, 2018 is related to a decline in the mobile subscriber base, which not-withstanding the acquisition of approximately 12,000 FreedomPop subscribers who migrated throughout the third quarter of 2019, was lower compared to the three months ended September 2018. Revenues from the sale of mobile hardware and related accessories decreased by $0.5 million to $1.5 million as compared to the three months ended September 30, 2018. The decrease in device revenue was primarily driven by reduced demand for high-priced devices compared to the three months ended September 30, 2018.

Other revenues from Ting Internet and billing solutions generated $2.9 million in revenue during the three months ended September 30, 2019, up $0.9 million from the three months ended September 30, 2018. Growth in Ting Internet revenues was as a result of the increased Ting Internet footprint in existing Ting towns throughout the United States, as well as the addition of Fuquay-Varina, NC in the first quarter of 2019.

As of September 30, 2019, Ting Mobile had 166,000 accounts under management and 294,000 subscribers under management compared to 162,000 accounts and 296,000 subscribers under management as of September 30, 2018.

As of September 30, 2019, Ting Internet had 10,000 subscribers under management and 34,000 serviceable addresses under management compared to 6,000 subscribers and 23,000 serviceable addresses as of September 30, 2018.

Wholesale

During the three months ended September 30, 2019, Wholesale domain services revenue increased by $2.2 million or 5% to $47.3 million when compared to the three months ended September 30, 2018. The three-month increase was primarily driven by a $5.8 million increase in revenue related to the acquisition of Ascio. The increase was partially offset by a $3.6 million decrease in Wholesale domain revenue, of which $1.7 million related to the acceleration of Namecheap revenue in the third quarter of 2018, and the remaining $1.9 related to a decline in domain registrations by non-core customers.

During the nine months ended September 30, 2019, Wholesale domain services revenue decreased by $9.7 million or 7% to $136.3 million when compared to the nine months ended September 30, 2018. The nine-month decrease was primarily driven by the $16.3 million acceleration of revenue related to the Namecheap bulk transfer of 2.89 million names during the first three quarters of 2018, combined with a further $5.3 million decrease in revenue related to the erosion in registrations by non-core customers during the nine months ended September 30, 2019. The overall decrease in Wholesale domain revenues was offset by an $11.9 million increase in revenue related to the acquisition of Ascio.

Total domains that we manage increased to 23.9 million as of September 30, 2019, when compared to 23.7 million at September 30, 2018. This increase was primarily related to the Company’s acquisition, on March 18, 2019, of Ascio, a domain registrar business, and all of CSC’s assets related to that business which included approximately 1.9 million domain names under management. The increase from Ascio was partially offset by the migration of a few large, low margin customers, including Namecheap. These customers moved their domain management and domain transaction processing to their own accreditations and in-house systems. In the twelve months following September 30, 2018 the Company completed bulk transfers of 0.4 million domain names to Namecheap’s credentials, transfers of 0.9 million domain names related to a large, low-margin hosted customer and experienced a further decline in registrations of 0.4 million domain names related to the erosion of registrations belonging to non-core customers. While we anticipate that the number of new, renewed and transferred-in domain name registrations will continue to incrementally increase in the long term, the volatility of these factors could affect the growth of domain names that we manage.

During the three months ended September 30, 2019, value added services revenue increased by $0.6 million to $5.2 million when compared to the three months ended September 30, 2018.  The three-month increases were primarily driven by an increase in expiry revenue of $1.0 million, offset by a decrease in hosting revenue of $0.4 million.

During the nine months ended September 30, 2019, value added services revenue increased by $0.5 million to $14.1 million when compared to the nine months ended September 30, 2018.  The nine-month increase was primarily driven by an increase in expiry revenue of $1.2 million, offset by a decrease in hosting revenue of $0.7 million.

Retail

Net revenues from retail for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, decreased by less than $0.1 million to $8.7 million.

Net revenues from retail for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, increased by $0.5 million, or 2%, to $26.1 million. The nine-month increase was largely due to the success that our retail marketing initiatives and improved websites are having on our ability to attract new customers and retain existing ones.

Portfolio

Net revenues from portfolio for the three months ended September 30, 2019, increased by $1.8 million to $2.4 million, as compared to the three months ended September 30, 2018, due to an increase in portfolio sales, driven by a large bulk sale in the third quarter of 2019.

Net revenues from portfolio for the nine months ended September 30, 2019, increased by $0.5 million to $3.1 million, as compared to the nine months ended September 30, 2018, due to an increase in portfolio sales.

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

The following table presents our cost of revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018(1)	2019	2018(1)
Network Access Services:
Mobile Services	$11,171	$11,399	$32,721	$34,643
Other Services	936	872	2,960	3,103
Total Network Access Services	12,107	12,271	35,681	37,746

Domain Services
Wholesale
Domain Services	38,337	37,414	110,993	124,572
Value Added Services	773	807	2,306	2,412
Total Wholesale	39,110	38,221	113,299	126,984

Retail	4,359	4,465	13,126	13,320
Portfolio	180	148	455	528
Total Domain Services	43,649	42,834	126,880	140,832

Network Expenses:
Network, other costs	2,254	2,315	7,034	7,590
Network, depreciation and amortization costs	2,545	1,838	6,872	5,194
	4,799	4,153	13,906	12,784

	$60,555	$59,258	$176,467	$191,362
(Decrease) increase over prior period	1,297		(14,895)
(Decrease) increase - percentage	2%		-8%

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

The following table presents our cost of revenues, as a percentage of total of cost of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Network Access Services:
Mobile Services	18%	19%	19%	18%
Other Services	2%	1%	2%	2%
Total Network Access Services	20%	20%	21%	20%

Domain Services
Wholesale
Domain Services	64%	64%	63%	65%
Value Added Services	1%	1%	1%	1%
Total Wholesale	65%	65%	64%	66%

Retail	7%	8%	7%	7%
Portfolio	0%	0%	0%	0%
Total Domain Services	72%	73%	71%	73%

Network Expenses:
Network, other costs	4%	4%	4%	4%
Network, depreciation and amortization costs	4%	3%	4%	3%
	8%	7%	8%	7%

	100%	100%	100%	100%

Total cost of revenues for the three months ended September 30, 2019, increased by $1.3 million, or 2%, to $60.6 million when compared to the three months ended September 30, 2018. The three-month increase was driven by the $4.7 million increase related to the acquisition of Ascio. The increase in cost of revenue was also related to a $0.6 million increase in Network, depreciation and amortization associated with the expanding Ting Internet footprint. The increase in cost of revenue was offset by a $4.0 million decrease in wholesale domain related costs, of which $1.6 million was related to the acceleration of Namecheap costs in the third quarter of 2018, and the remaining $2.4 million was related to an erosion in registrations by non-core customers.

Total cost of revenues for the nine months ended September 30, 2019, decreased by $14.9 million, or 8%, to $176.5 million when compared to the nine months ended September 30, 2018. The nine-month decrease was primarily driven by the $16.2 million acceleration of costs related to the Namecheap bulk transfer of 2.89 million names in the first three quarters of 2018. Wholesale and retail domain costs decreased a further $7.5 million related to an erosion in registrations by non-core customers. Cost of revenue decreased a further $1.8 million due to a decrease in Ting Mobile handset sales and $0.5 million related to Network, other costs. The overall decrease in cost of revenue was offset by an increase of $9.4 million related to the acquisition of Ascio, and an increase of $1.7 million in Network, depreciation and amortization costs associated with the expanding Ting internet footprint.

Network Access Services

Mobile and Other Services

Cost of revenues from mobile phone equipment and services for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, decreased by $0.2 million or 2% to $11.2 million. The decrease was primarily driven by lower mobile hardware and related accessories costs, which decreased $0.5 million to $1.8 million as compared to the three months ended September 30, 2018. The decrease in cost of revenue was offset by an increase in mobile usage costs of $0.3 million, or 3% to $9.4 million as compared to the three months ended September 30, 2018. The increase in mobile usage costs was a result of a decrease in Roam Mobility costs of $0.3 million related to lower network operator costs in the current period and restructuring charges that were incurred during the three months ended September 30, 2018, combined with an increase in Ting Mobile costs of $0.6 million as a result of increased minimum charges with network operators.

Cost of revenues from mobile phone equipment and services for the nine months ended September 30, 2019, decreased by $1.9 million or 6% to $32.7 million, as compared to the nine months ended September 30, 2018. Mobile usage costs decreased $0.1 million, or 1% to $27.5 million. The decrease in mobile usage charges was as a result of a decrease in Roam Mobility related costs of $1.4 million related to lower network operator costs in the current period and restructuring charges that were incurred during the nine months ended September 30, 2018, offset by an increase in Ting mobile related costs of $1.3 million related to increased minimum charges with network operators. The decrease was also driven by lower mobile hardware and related accessories costs, which decreased $1.8 million to $5.2 million as compared to the nine months ended September 30, 2018. The decrease in hardware sales was primarily driven by reduced demand for higher-priced devices compared to the nine months ended September 30, 2018.

During the three months ended September 30, 2019, costs related to provisioning high speed Internet access and billing solutions remained flat at $0.9 as compared to the nine months ended September 30, 2018.

During the nine months ended September 30, 2019, costs related to provisioning high speed Internet access and billing solutions decreased $0.1, or 5% as compared to the nine months ended September 30, 2018. The decrease in costs was primarily due to the fact that overhead resources have been increasingly focused on capital activities as compared to the nine months ended September 30, 2018.

Domain Services

Wholesale

Costs for Wholesale and Value-added services for the three months ended September 30, 2019 increased by $0.9 million, or 2%, to $39.1 million when compared to the three months ended September 30, 2018. The increase was primarily driven by $4.7 million increase related to the acquisition of Ascio. The increase in cost of revenues was offset by decreases related to the $1.7 million acceleration of Namecheap costs in the third quarter of 2018, and a further $2.1 million related to a decrease in domain registrations related to non-core customers.

Costs for Wholesale and Value-added services for the nine months ended September 30, 2019 decreased by $13.7 million, or 11%, to $113.3 million when compared to the nine months ended September 30, 2018. The increase was primarily driven by the accelerated recognition of $16.2 million domains revenue associated with the Namecheap bulk transfer of 2.89 million names in the first quarter of 2018. Wholesale domain costs decreased a further $6.9 million related to an erosion in registrations by non-core customers. The decreases were partially offset by a $9.4 million increase related to the acquisition of Ascio.

Retail

Costs for retail for the three months ended September 30, 2019 decreased by $0.1 million, or 2% to $4.4 million as compared to the three months ended September 30, 2018.

Costs for retail for the nine months ended September 30, 2019 decreased by $0.2 million, to $13.1 million when compared to the nine months ended September 30, 2018.

Portfolio

Costs for portfolio for the three months ended September 30, 2019 increased by less than $0.1 million, when compared to the three months ended September 30, 2018.

Costs for portfolio for the nine months ended September 30, 2019 decreased by $0.1 million, when compared to the nine months ended September 30, 2018.

Network Expenses

Network costs for the three months ended September 30, 2019 increased by $0.6 million to $4.8 million when compared to the three months ended September 30, 2018. The three-month increase was driven by depreciation as a result of the expansion of the Company’s increased network infrastructure.

Network costs for the nine months ended September 30, 2019 increased by $1.1 million to $13.9 million when compared to the nine months ended September 30, 2018. The nine-month increase was driven by depreciation as a result of the expansion of the Company’s network infrastructure.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Sales and marketing	$8,769	$8,412	$26,366	$24,629
Increase over prior period	$357		$1,737
Increase - percentage	4%		7%
Percentage of net revenues	10%	10%	10%	9%

Sales and marketing expenses for the three months ended September 30, 2019 increased by $0.4 million, or 4%, to $8.8 million when compared to the three months ended September 30, 2018. This three-month increase related primarily to an increase of $0.4 million in Ting people and marketing costs, which have increased to support future network access related growth. The increase in sales and marketing costs was offset by a $0.1 million decrease related to contracted service costs.

Sales and marketing expenses for the nine months ended September 30, 2019 increased by $1.7 million, or 7%, to $26.4 million when compared to the nine months ended September 30, 2018. This nine-month increase related primarily to an increase of $1.1 million in Ting people and marketing costs, which have increased to support future network access related growth. Sales and marketing costs also increased $0.6 million related people costs acquired in the acquisition of Ascio in the first quarter of 2019.

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

(Dollar amounts in thousands of U.S. dollars)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Technical operations and development	$2,876	$2,207	$8,151	$6,657
Increase over prior period	$669		$1,494
Increase - percentage	30%		22%
Percentage of net revenues	3%	3%	3%	3%

Technical operations and development expenses for the three months ended September 30, 2019 increased by $0.7 million, or 30%, to $2.9 million when compared to the three months ended September 30, 2018.  The increase in costs relates primarily to increased salaries and benefits driven by an expanding workforce and wage inflation, including the workforce acquired in the Ascio acquisition on March 18, 2019.

Technical operations and development expenses for the nine months ended September 30, 2019 increased by $1.5 million, or 22%, to $8.2 million when compared to the nine months ended September 30, 2018.  The increase in costs relates primarily to increased salaries and benefits driven by an expanding workforce and wage inflation, including the workforce acquired in the Ascio acquisition on March 18, 2019.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
General and administrative	$4,574	$4,120	$13,818	$12,906
Increase over prior period	$454		$912
Increase - percentage	11%		7%
Percentage of net revenues	5%	5%	6%	5%

General and administrative expenses for the three months ended September 30, 2019 increased by $0.5 million, or 11%, to $4.6 million when compared to the three months ended September 30, 2018.  The increase was primarily driven by a $0.2 million increase related to the acquisition of Ascio, an increase in foreign exchange expense of $0.4 million and an increase in people costs of $0.1 million. The increase in general and administrative expenses was offset by a decrease in contract costs of $0.2 million.

General and administrative expenses for the nine months ended September 30, 2019 increased by $0.9 million, or 7%, to $13.8 million when compared to the nine months ended September 30, 2018.  The increase was primarily driven by a $0.6 million increase related to the acquisition of Ascio and an increase in other costs, including contract costs and facility costs of $0.8 million. The increase in general and administrative expenses was offset by a foreign exchange gain of $0.5 million.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Depreciation of property and equipment	$117	$106	$375	$309
Increase over prior period	$11		$66
Increase - percentage	10%		21%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs increased by less than $0.1 million to $0.1 million as compared to the three months ended September 30, 2018.

Depreciation costs increased by $0.1 million to $0.4 million as compared to the nine months ended September 30, 2018.

LOSS ON DISPOSITION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Loss on disposition of property and equipment	$73	$-	$73	$-
Increase over prior period	$73		$73
Increase - percentage	100%		100%
Percentage of net revenues	0%	0%	0%	0%

Loss on disposal costs were $0.1 million during the three months ended September 30, 2019 related to equipment disposal from the Kirkland office.

Loss on disposal costs were $0.1 million during the nine months ended September 30, 2019 related to equipment disposal from the Kirkland office.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Amortization of intangible assets	$2,544	$1,797	$6,661	$5,456
Increase over prior period	$747		$1,205
Increase - percentage	42%		22%
Percentage of net revenues	3%	2%	3%	2%

Amortization of intangible assets for the three months ended September 30, 2019 increased by $0.7 million to $2.5 million as compared to the three months ended September 30, 2018. The increase is primarily driven by the acquisition of Ascio.

Amortization of intangible assets for the nine months ended September 30, 2019 increased by $1.2 million to $6.7 million as compared to the nine months ended September 30, 2018. The increase is primarily driven by the acquisition of Ascio.

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

(Dollar amounts in thousands of U.S. dollars)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Loss (gain) on currency forward contracts	$20	$(27)	$(90)	$22
Decrease over prior period	$47		$(112)
Decrease - percentage	-174%		-509%
Percentage of net revenues	0%	0%	0%	0%

The Company recorded a net loss of less than $0.1 million on the change in fair value of outstanding contracts as well as realized on matured contracts during the three months ended September 30, 2019. The Company recorded a net gain of $0.1 million on the change in fair value of outstanding contracts as well as realized on matured contracts during the nine months ended September 30, 2019.

At September 30, 2019, our balance sheet reflects a net derivative instrument liability of less than $0.1 million as a result of our existing foreign exchange contracts.

OTHER INCOME AND EXPENSES

(Dollar amounts in thousands of U.S. dollars)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Other income (expense), net	$(1,263)	$(930)	$(3,549)	$(2,580)
Increase over prior period	$(333)		$(969)
Increase - percentage	36%		38%
Percentage of net revenues	(1)%	(1)%	(1)%	(1)%

Other expenses during the three months ended September 30, 2019 was $1.3 million, as compared to other expenses of $0.9 for the three months ended September 30, 2018. Other expense consists primarily of the interest we incur in connection with our Amended 2019 Credit Facility. The interest incurred primarily relates to our loan balances related to the acquisition of eNom, the acquisition of Ascio and funding for expenditures associated with the Company’s Fiber to the Home program. Costs in 2018 were partially offset by income from the amortization of a $1.5 million Joint Marketing Agreement commencing in November 2015, which fully amortized in the fourth quarter of 2018.

INCOME TAXES

(Dollar amounts in thousands of U.S. dollars)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Provision for income taxes	$3,133	$1,370	$6,209	$3,781
Increase over prior period	$1,763		$2,428
Increase - percentage	129%		64%
Effective tax rate	43%	20%	39%	23%

For the three months ended September 30, 2019, we recorded an income tax expense of $3.1 million on income before income taxes of $7.3 million, using an estimated effective tax rate for Fiscal 2019 adjusted for certain minimum state taxes as well as the inclusion of a $0.1 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense.  Comparatively, for the three months ended September 30, 2018, we recorded an income tax expense of $1.4 million on income before taxes of $6.7 million, using an estimated effective tax rate for the 2018 fiscal year and reflecting the $0.2 million tax recovery impacted related to ASU 2016-09.

For the nine months ended September 30, 2019, we recorded an income tax expense of $6.2 million on income before income taxes of $15.8 million, using an estimated effective tax rate for Fiscal 2019 adjusted for certain minimum state taxes as well as the inclusion of a $0.8 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense.  Comparatively, for the nine months ended September 30, 2018, we recorded an income tax expense of $3.8 million on income before taxes of $16.5 million, using an estimated effective tax rate for the 2018 fiscal year and reflecting the $0.5 million tax recovery impacted related to ASU 2016-09.

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

We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at September 30, 2019 and December 31, 2018, respectively.

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

The following table reconciles net income to adjusted EBITDA (Dollar amounts in thousands of U.S. dollars):

Reconciliation to Net income to Adjusted EBITDA
(In Thousands of US Dollars)
(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income for the period	$4,205	$5,346	$9,620	$12,699
Depreciation of property and equipment	2,348	1,445	6,445	4,006
Loss on disposition of property and equipment	73	-	73	-
Amortization of intangible assets	2,858	2,296	7,463	6,953
Interest expense, net	1,263	914	3,549	2,761
Provision for income taxes	3,133	1,370	6,209	3,781
Stock-based compensation	830	711	2,040	1,904
Unrealized loss (gain) on change in fair value of forward contracts	(16)	(35)	(204)	7
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	88	(269)	(402)	191
Acquisition and other costs[1]	50	80	956	1,123

Adjusted EBITDA	$14,832	$11,858	$35,749	$33,425

[1]Acquisition and other costs represents transaction-related expenses, transitional expenses, such as duplicative post-acquisition expenses, primarily related to our acquisition of eNom in January 2017 and Ascio in March 2019. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA increased to $14.8 million in the three months ended September 30, 2019 from $11.9 million in the three months ended September 30, 2018. The increase in adjusted EBITDA from period-to-period was primarily driven by an increased contribution from eNom, which is the result of increased operating cost synergies realized during the first three quarter of 2019, as well as an increased contribution from the Company’s portfolio revenue stream. The overall increase in EBITDA was partially offset by increasing mobile usage costs related to Ting Mobile.

Adjusted EBITDA increased to $35.8 million in the nine months ended September 30, 2019 from $33.4 million in the nine months ended September 30, 2018. The increase in adjusted EBITDA from period-to-period was primarily driven by a increase in contribution from eNom, which is the result of increased operating cost synergies realized during the first three quarters of 2019, as well as an increased contribution from the Company’s portfolio revenue stream. The overall increase in EBITDA was partially offset by increasing mobile usage costs related to Ting Mobile.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we began applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The following table presents OCI for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Other comprehensive income (loss)	$(149)	$207	$781	$(36)
Decrease over prior period	$(356)		$817
Increase - percentage	172%		2269%
Percentage of net revenues	0%	0%	0%	0%

The impact of the fair value adjustments on outstanding hedged contracts for the three months ended September 30, 2019 was a loss in OCI of $0.2 million as compared to a gain of $0.1 million for the three months ended September 30, 2018.

The net amount reclassified to earnings during the three months ended September 30, 2019 was a gain of less than $0.1 million compared to a gain of $0.1 million during the three months ended September 30, 2018.

The impact of the fair value adjustments on outstanding hedged contracts for the nine months ended September 30, 2019 was a gain in OCI of $0.6 million as compared to a loss of $0.1 million for the nine months ended September 30, 2018.

The net amount reclassified to earnings during the nine months ended September 30, 2019 was a gain of $0.2 million compared to a gain of $0.1 million during the nine months ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, our cash and cash equivalents balance decreased $0.6 million when compared to December 31, 2018.  Our principal uses of cash were $28 million for the Acquisition of Ascio Technologies, Inc. (“Ascio”), $4.6 million in loan repayments, $0.9 million of other costs, including tax payment associated with stock option exercises, $5.0 million in stock repurchases, continued investment in property and equipment of $31.2 million and $3.6 million acquisition of customer relationships. These uses of cash were offset by proceeds from an advances of $45.4 million from our 2019 Amended Credit Facility (defined below) to fund Fiber to the Home program and the acquisition of Ascio, and cash provided by operating activities of $27.2 million for the nine months ended September 30, 2019.

Amended 2019 Credit Facility

On June 14, 2019, the Company and its wholly-owned subsidiaries, Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware) Inc. and Tucows (Emerald), LLC, entered into an Amended and Restated Senior Secured Credit Agreement (the “Amended 2019 Credit Facility”) with Royal Bank of Canada (“RBC”), as administrative agent, and lenders party thereto (collectively with RBC, the “Lenders”) under which the Company has access to an aggregate of up to $240 million in funds, inclusive of a $60 million accordion facility.

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

 On March 18, 2019, the Company entered into the Second Amendment to the 2017 Credit Facility to provide the Previous Lenders’ consent for the acquisition of Ascio, advance the acquisition funding and to reallocate borrowing limits between loan facilities.  We incurred costs associated with the Second Amendment to the 2017 Credit Facility of $0.2 million, which were recorded as debt issuance costs.

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

The treasury risk management facility under the Prior Credit Facilities provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Prior Credit Facilities, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of September 30, 2019, the Company held contracts in the amount of $10.3 million to trade U.S. dollars in exchange for Canadian dollars.

Cash Flow from Operating Activities

Net cash provided by operating activities during the three months ended September 30, 2019 was $11.2 million, as compared to $11.2 million during the three months ended September 30, 2018.

Net income, after adjusting for non-cash charges, during the nine months ended September 30, 2019 was $26.7 million. Net income included non-cash charges and recoveries of $17.9 million such as depreciation, amortization, stock-based compensation, deferred income taxes, excess tax benefits on stock-based compensation, other income, unrealized gains on currency forward contracts, and disposal of domain names. In addition, changes in our working capital used $0.4 million.  Positive contributions of $11.9 million from movements in accrued liabilities, prepaid domain name fees, and customer deposits were offset by $11.5 million utilized in changes from deferred revenue and accreditation fees payable, accounts receivable, prepaid expenses, inventory, prepaid domain name fees, income taxes recoverable and accounts payable.

Cash Flow from Financing Activities

Net cash inflows from financing activities during the nine months ended September 30, 2019 totaled $34.9 million as compared to cash outflows of $13.1 million during the nine months ended September 30, 2018. Cash inflows of $45.7 million related to (i) a $28.0 million draw on the 2019 Amended Credit Facility to fund the acquisition of Ascio, (ii) additional draws on the 2019 Amended Credit Facility of $17.4 million to fund the FreedomPop customer acquisition as well as the further expansion of the Ting Internet fiber network and (iii) a $0.3 million inflow from the proceeds received on exercise of stock options. Cash inflows were offset by total cash outflows of $10.8 million of which $4.6 million related to the repayment of loan payable and payment of loan payable costs, $5.0 related to stock repurchases in addition to a $0.5 million outflow for the payment of tax obligations resulting from net exercise of stock options, and $0.7 of additional loan payable costs.

Cash Flow from Investing Activities

Investing activities during the nine months ended September 30, 2019 used net cash of $62.7 million as compared to using $20.8 million during the nine months ended September 30, 2018. Cash outflows of $28.0 million related to the acquisition of Ascio Technologies inc., $3.6 million related to the acquisition of intangible assets, of which $3.5 million related to the acquisition of mobile subscribers of the FreedomPop and Unreal MVNO brands, and $31.2 million of cash outflows was invested in property and equipment, primarily to support the continued expansion of our fiber footprint. The Company continues to invest in our existing Ting Towns of Charlottesville, VA, Holly Springs, NC and Westminster, MD as well ramping construction in Sandpoint, ID, Centennial, CO, and Fuquay Varina, NC, as we seek to extend both our current network and expand to new towns. We expect our capital expenditures on building and expanding our fiber network to continue to increase significantly during Fiscal 2019.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2018, we disclosed our contractual obligations.

On July 2, 2019 the Company entered into a five-year wireless wholesale agreement with Verizon. The Verizon Agreement provides for Ting to purchase and resell wireless services on the Verizon mobile network in the United States with services expected to be operational by late 2019. The Verizon Agreement includes certain minimum spend requirements which increase annually throughout the five-year contract term.

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

As of September 30, 2019, other than the items mentioned above, there have been no other material changes to those contractual obligations outside the ordinary course of business.

Subsequent to period end, on October 31, 2019, the Company entered into a Stock Purchase Agreement to purchase all of the issued and outstanding shares of Cedar Holdings Group, Incorporated, a fiber Internet provider business based in Durango, Colorado.  The closing of the transaction is contingent upon regulatory approval expected to take 45 days.  The expected purchase price is $15.0 million of which $11.0 million will be paid at closing, $9.0 million in cash and $2.0 million in Tucows Inc. shares.  The remaining $4.0 million is expected to be paid on the 24th and 36th month anniversaries of the closing of the transaction dependent upon certain milestones as defined in the Share Purchase Agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of September 30, 2019. We are also subject to market risk exposure related to changes in interest rates under our 2019 Amended Credit Facility. We do not expect that any changes in interest rates will be material during fiscal 2019; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

At September 30, 2019, we had the following outstanding forward exchange contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair Value

October - December 2019	10,327	1.3174	(41)
	$10,327	$1.3174	$(41)

As of September 30, 2019, the Company had $10.3 million of outstanding foreign exchange forward contracts which will convert to CDN $13.6 million. Of these contracts, $9.9 million met the requirements for hedge accounting. As of December 31, 2018, the Company held contracts in the amount of $40.5 million to trade U.S. dollars in exchange for $53.3 million Canadian dollars. Of these contracts, $36.5 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended September 30, 2019. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended September 30, 2019. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended September 30, 2019 of approximately $0.9 million, before the effects of hedging. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks. Subsequent to period-end, the Company entered into additional, forward contracts to exchange US dollars for Canadian dollars. The notional amount of forward contracts the Company entered into was US $30.5 million, which will convert to CDN $40.5 million. The forward contracts mature between January and December of 2020.

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

As of September 30, 2019, we had an outstanding balance of $105.0 million on the 2019 Amended Credit Facility.  The 2019 Amended Credit Facility bears a base interest rate based on borrowing elections by the Company and the Company’s total Funded Debt to EBITDA plus LIBOR.  As of September 30, 2019, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on 2019 Amended Credit Facility by approximately $1.0 million, assuming that the loan balance as of September 30, 2019 is outstanding for the entire period.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019 our disclosure controls and procedures were effective at the reasonable assurance level. Management’s assessment of disclosure controls and procedures excluded consideration of Ascio’s internal control over financial reporting. Ascio was acquired during the first quarter of 2019, and the exclusion is consistent with guidance provided by the SEC staff that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition, subject to specified conditions. Ascio’s total assets were approximately $49.6 million as September 30, 2019; its revenues during the nine months ended September 30, 2019 were approximately $11.9 million.

(b)    Changes in Internal Control over Financial Reporting

The adoption of ASU 2016-02 did not require any material changes in our internal control over financial reporting. There were no other changes made in our internal controls over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of our acquisition of Ascio, we are in the process of evaluating Ascio’s internal controls to determine the extent to which modifications to Ascio’s internal controls would be appropriate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1-31, 2019	-	$-	-	$40,000
August 1-31, 2019	88,504	$48.84	88,504	$35,677
September 1-30, 2019	13,312	$49.70	13,312	$35,016

 (1) On February 13, 2019, the Company announced that its Board has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases are to be made exclusively through the facilities of the NASDAQ Capital Market. The $40 million buyback program commenced on February 14, 2019 and is expected to terminate on February 13, 2020. During the three and nine months ended September 30, 2019, the Company repurchased and cancelled 101,816 shares under the terms of this program for a total of $5.0 million.

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

Date: November 6, 2019	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ DAVINDER SINGH
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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