Form 10-Q
period 2020-03-31
TUCOWS INC /PA/
filed 2020-05-07
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, there were 10,567,675 outstanding shares of common stock, no par value, of the registrant.

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

PART I.    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	March 31,	December 31,
	2020	2019

Assets

Current assets:
Cash and cash equivalents	$12,446	$20,393
Accounts receivable, net of allowance for doubtful accounts of $195 as of March 31, 2020 and $131 as of December 31, 2019	12,480	14,564
Inventory	2,553	3,457
Prepaid expenses and deposits	13,464	13,478
Derivative instrument asset, current portion (note 5)	172	731
Prepaid domain name registry and ancillary services fees, current portion (note 11)	93,893	91,252
Income taxes recoverable	1,460	1,800
Total current assets	136,468	145,675

Prepaid domain name registry and ancillary services fees, long-term portion (note 11)	18,127	17,915
Derivative instrument asset, long-term portion (note 5)	370	-
Property and equipment	94,289	82,121
Right of use operating lease asset	11,463	11,335
Contract costs	1,371	1,400
Intangible assets (note 6)	59,915	57,654
Goodwill (note 6)	115,837	109,818
Total assets	$437,840	$425,918

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$8,996	$6,671
Accrued liabilities	7,838	9,373
Customer deposits	14,132	14,074
Derivative instrument liability (note 5)	1,718	-
Operating lease liability, current portion (note 12)	1,488	1,413
Deferred revenue, current portion (note 10)	126,152	123,101
Accreditation fees payable, current portion	1,045	952
Income taxes payable	1,302	1,324
Total current liabilities	162,671	156,908

Deferred revenue, long-term portion (note 10)	26,493	26,202
Accreditation fees payable, long-term portion	208	216
Operating lease liability, long-term portion (note 12)	9,293	9,424
Loan payable, long-term portion (note 7)	113,545	113,503
Other long-term liability (note 4 (b))	3,152	-
Deferred tax liability	27,122	25,471

Stockholders' equity (note 14)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 10,562,774 shares issued and outstanding as of March 31, 2020 and 10,585,159 shares issued and outstanding as of December 31, 2019	18,751	16,633
Additional paid-in capital	-	880
Retained earnings	77,323	76,208
Accumulated other comprehensive income (loss) (note 5)	(718)	473
Total stockholders' equity	95,356	94,194
Total liabilities and stockholders' equity	$437,840	$425,918

Contingencies (note 17)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2020	2019

Net revenues (note 10)	$83,985	$78,953

Cost of revenues (note 10)
Cost of revenues	53,188	51,932
Network expenses	2,416	2,395
Depreciation of property and equipment	2,877	1,801
Amortization of intangible assets (note 6)	354	174
Total cost of revenues	58,835	56,302

Gross profit	25,150	22,651

Expenses:
Sales and marketing	8,985	8,741
Technical operations and development	2,751	2,523
General and administrative	4,741	4,448
Depreciation of property and equipment	113	124
Amortization of intangible assets (note 6)	2,947	1,866
Loss (gain) on currency forward contracts (note 5)	441	(79)
Total expenses	19,978	17,623

Income from operations	5,172	5,028

Other income (expenses):
Interest expense, net	(1,150)	(972)
Other income, net	(87)	-
Total other income (expenses)	(1,237)	(972)

Income before provision for income taxes	3,935	4,056

Provision for income taxes (note 8)	1,101	1,257

Net income for the period	2,834	2,799

Other comprehensive income, net of tax
Unrealized income (loss) on hedging activities (note 5)	(1,234)	549
Net amount reclassified to earnings (note 5)	43	61
Other comprehensive income (loss) net of tax (expense) recovery of $366 and ($194) for the periods ended March 31, 2020 and March 31, 2019, respectively (note 5)	(1,191)	610

Comprehensive income, net of tax for the period	$1,643	$3,409

Basic earnings per common share (note 9)	$0.27	$0.26

Shares used in computing basic earnings per common share (note 9)	10,612,230	10,634,842

Diluted earnings per common share (note 9)	$0.26	$0.26

Shares used in computing diluted earnings per common share (note 9)	10,713,678	10,835,897

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash provided by:
Operating activities:
Net income for the period	$2,834	$2,799
Items not involving cash:
Depreciation of property and equipment	2,990	1,925
Loss on write off of property and equipment	-	22
Amortization of debt discount and issuance costs	67	78
Amortization of intangible assets	3,301	2,040
Net amortization contract costs	29	19
Accretion of contingent consideration	87	-
Deferred income taxes (recovery)	(190)	462
Excess tax benefits on share-based compensation expense	(180)	(356)
Net Right of use operating assets/Operating lease liability	(179)	(30)
Loss on disposal of domain names	13	4
Loss (gain) on change in the fair value of forward contracts	348	(118)
Stock-based compensation	801	525
Change in non-cash operating working capital:
Accounts receivable	2,151	(1,188)
Inventory	904	408
Prepaid expenses and deposits	25	(390)
Prepaid domain name registry and ancillary services fees	(2,853)	(1,716)
Income taxes recoverable	500	(1,236)
Accounts payable	1,771	786
Accrued liabilities	(1,831)	1,321
Customer deposits	58	287
Deferred revenue	3,342	3,269
Accreditation fees payable	85	80
Net cash provided by operating activities	14,073	8,991

Financing activities:
Proceeds received on exercise of stock options	17	71
Payment of tax obligations resulting from net exercise of stock options	(182)	(340)
Repurchase of common stock	(3,117)	-
Proceeds received on loan payable	-	32,940
Repayment of loan payable		(4,600)
Payment of loan payable costs	(25)	(205)
Net cash (used in) provided by financing activities	(3,307)	27,866

Investing activities:
Additions to property and equipment	(9,943)	(10,435)
Acquisition of Cedar Holdings Group, net of cash of $66 (note 4(b))	(8,770)	-
Acquisition of Ascio Technologies, net of cash of $1 (note 4(a))	-	(28,024)
Net cash used in investing activities	(18,713)	(38,459)

Increase (decrease) in cash and cash equivalents	(7,947)	(1,602)

Cash and cash equivalents, beginning of period	20,393	12,637
Cash and cash equivalents, end of period	$12,446	$11,035

Supplemental cash flow information:
Interest paid	$1,154	$976
Income taxes paid, net	$956	$2,118
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$1,102	$392
Fair value of shares issued for acquisition of Cedar Holdings Group	$2,000	$-
Fair value of contingent consideration for acquisition of Cedar Holdings Group	$3,065	$-

See accompanying notes to consolidated financial statements

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

2. Basis of presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at March 31, 2020 and the results of operations and cash flows for the interim periods ended March 31, 2020 and 2019. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. Other than the exception noted below, these interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in Tucows' 2019 Annual Report on Form 10-K filed with the SEC on March 4, 2020 (the “2019 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three months ended March 31, 2020 as compared to the significant accounting policies and estimates described in our 2019 Annual Report, except as described in Note 3 – Recent accounting pronouncements.

3. Recent accounting pronouncements:

Recent Accounting Pronouncements Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2018-15”). ASU 2018-15 helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance on accounting for implementation costs when the cloud computing arrangement does not include a license and is accounted for as a service contract. The amendments in ASU 2018-15 require an entity (customer) in a hosting arrangement to assess which implementation costs to capitalize vs expense as it relates to a service contract.  The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2018-15 in the first quarter of 2020 to all implementation costs incurred after the date of adoption. The new guidance did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease the potential burden of reference rate reform on financial reporting.  The amendments in ASU 2020-04 apply to contract modifications that replace a reference rate affected by reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. The following optional expedients for applying the requirements of certain Topics or Industry Subtopics in the Codification are permitted for contracts that are modified because of reference rate reform and that meet certain scope guidance:

1.	Modifications of contracts within the scope of Topics 310, Receivables, and 470, Debt, should be accounted for by prospectively adjusting the effective interest rate.
2.	Modifications of contracts within the scope of Topic 842, Leases, should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required under those Topics for modifications not accounted for as separate contracts.
3.

Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives

The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently charged interest and standby fees associated with its 2019 Amended Credit Facility (as defined below) based on LIBOR, which will need to be amended when an alternative reference rate is chosen, at which time we may adopt some of the practical expedients provided by ASU 2020-04.

4. Acquisitions:

(a)	Ascio

On March 18, 2019, the Company entered into an Asset Purchase Agreement to purchase all of the equity of Ascio Technologies, Inc. (“Ascio”), a domain registrar business, and all of CSC’s assets related to that business. For more information, see Note 3 - Acquisitions of the 2019 Annual Report.

(b)	Cedar

In the fourth quarter of 2019, the Company entered into a Stock Purchase Agreement to purchase all of the issued and outstanding shares of Cedar Holdings Group, Incorporated (“Cedar”), a fiber Internet provider business based in Durango, Colorado.  The transaction closed on January 1, 2020, following receipt of all regulatory approvals.  The purchase price was $14.1 million, less an estimated purchase price adjustment of approximately $0.2 million relating to a working capital deficit and assessment of the fair value of contingent consideration, for net purchase consideration of $13.9 million. In addition to $9.0 million cash consideration due at closing, the Company also issued 32,374 ($2.0 million) of Tucows Inc. shares with a two-year restriction period at closing.  Included in the agreement is contingent consideration totaling up to $4.0 million, due on the 24th and 36th month anniversaries of the closing of the transaction dependent upon the achievement of certain milestones as defined in the Share Purchase Agreement. The fair value of the contingent consideration was determined to be $3.1 million using a discount rate of 11.3%. The Company has prepared a preliminary purchase price allocation of the assets acquired and the liabilities assumed of Cedar based on management’s best estimates of fair value.  The final purchase price allocation may vary based on final appraisals, valuations and analyses of the fair value of the acquired assets and assumed liabilities.

The amortization period for the customer relationships and network rights are 7 and 15 years, respectively.

The following table shows the preliminary allocation of the purchase price for Cedar to the acquired identifiable assets and liabilities assumed (thousands of U.S. dollars):

Cash Consideration, including working capital adjustment	$8,836
Share-based payment	2,000
Fair value of contingent consideration	3,065
Total estimated purchase price	13,901

Cash and Cash Equivalents	66
Accounts Receivables, net	67
Other current assets	22
Property and equipment	4,661
Right of use operating lease	18
Intangible assets, consisting of customer relationships and network rights	5,575
Total identifiable assets	10,409
Accounts payable and accrued liabilities	(307)
Deferred tax liability	(2,207)
Operating lease liability	(13)
Total liabilities assumed	(2,527)
Total net assets (liabilities) assumed	7,882
Total goodwill	$6,019

The goodwill related to this acquisition is primarily attributable to synergies expected to arise from the acquisition and is not deductible for tax purposes.

In connection with this acquisition, the Company incurred total acquisition related costs of $0.1 million, of which nil were included in General & Administrative expenses in the consolidated statements of Operations and comprehensive Income for the three months ended March 31, 2020.

The following table presents selected unaudited pro forma information for the Company assuming the acquisition of Cedar had occurred as of January 1, 2019. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what results would be for any future periods.

Unaudited
For the Three Months Ended March 31,
2019

Net revenues	$80,181
Net income	2,700

Basic earnings per common share	0.25
Diluted earnings per common share	$0.25

The amount of revenue recognized since the acquisition date included in the consolidated statements of operations and comprehensive income statement for the three months ended March 31, 2020 is $1.2 million.

The net income recognized since the acquisition date included in the consolidated statements of operations and comprehensive income for the three months ended March 31, 2020 is a loss of $0.3 million.

5. Derivative instruments and hedging activities:

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

The Company has designated certain of these transactions as cash flow hedges of forecasted transactions under ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASC Topic 815”). For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of March 31, 2020 and December 31, 2019, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of March 31, 2020, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $61.8 million, of which $51.0 million met the requirements of ASC Topic 815 and were designated as hedges.

As of December 31, 2019 the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $30.5 million, of which $26.1 million met the requirements of ASC Topic 815 and were designated as hedges.

As of March 31, 2020, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

April - June 2020	9,653	1.3296	(526)
July - September 2020	10,656	1.3227	(627)
October - December 2020	9,658	1.3227	(565)
January - March 2021	11,124	1.4283	172
April - June 2021	9,878	1.4283	150
July - September 2021	10,782	1.4362	220
	$61,751	1.3795	$(1,176)

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of March 31, 2020 Fair Value Liability	As of December 31, 2019 Fair Value Asset
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$(932)	$626
Foreign Currency forward contracts not designated as cash flow hedges (net)	Derivative instruments	(244)	105
Total foreign currency forward contracts (net)	Derivative instruments	$(1,176)	$731

Movement in accumulated other comprehensive income (AOCI) balance for the three months ended March 31, 2020 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2019	$625	$(152)	$473
Other comprehensive income (loss) before reclassifications	(1,615)	381	(1,234)
Amount reclassified from AOCI	58	(15)	43
Other comprehensive income (loss) for the three months ended March 31, 2020	(1,557)	366	(1,191)

Ending AOCI Balance - March 31, 2020	$(932)	$214	$(718)

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended March 31, 2020 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(45)
Foreign currency forward contracts for the three months ended March 31, 2020	$(1,191)	Cost of revenues	$(13)

		Operating expenses	$(64)
Foreign currency forward contracts for the three months ended March 31, 2019	$610	Cost of revenues	$(15)

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company recorded the following fair value adjustments on settled and outstanding contracts (Dollar amounts in thousands of U.S. dollars):

	March 31, 2020	March 31, 2019
Forward currency contracts not designated as hedges:	Three months ended	Three months ended

Gain (loss) on settlement	$(93)	$(39)

Gain (loss) on change in fair value	$(348)	$118

6. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance is $115.8 million as of March 31, 2020 and $109.8 million as of December 31, 2019. The Company's goodwill relates 93% ($107.7 million) to its Domain Services operating segment and 7% ($8.1 million) to its Network Access Services operating segment.

Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present. No impairment was recognized during the three months ended March 31, 2020 and 2019.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended March 31, 2020 and March 31, 2019, the Company assessed that certain domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should not be renewed.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years.

Acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, December 31, 2019	$11,166	$1,144	$9,091	$34,268	$1,516	$469	$57,654
Cedar Networks acquisition (Note 4 (b))	-	-	-	4,630	-	945	5,575
Additions to/(disposals from) domain portfolio, net	(4)	(9)	-	-	-	-	(13)
Amortization expense	-	-	(518)	(2,429)	(327)	(27)	(3,301)
Balances, March 31, 2020	$11,162	$1,135	$8,573	$36,469	$1,189	$1,387	$59,915

The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
Remainder of 2020	$8,054
2021	12,152
2022	11,208
2023	9,180
2024	2,644
Thereafter	4,380
Total	$47,618

7. Loan Payable:

Amended 2019 Credit Facility

On June 14, 2019, the Company and its wholly-owned subsidiaries, Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware) Inc. and Tucows (Emerald), LLC entered into an Amended and Restated Senior Secured Credit Agreement with Royal Bank (“RBC”), as administrative agent, and lenders party thereto (collectively with RBC, the “Lenders”) under which the Company has access to an aggregate of up to $240 million in funds, which consists of $180 million guaranteed credit facility and a $60 million accordion facility. The Amended 2019 Credit Facility replaced the Company’s 2017 Amended Credit Facility. On November 27, 2019, the Company entered into Amending Agreement No. 1 to the Amended and Restated Senior Secured Credit Agreement (collectively with the Amended and Restated Senior Secured Credit Agreement, the “Amended 2019 Credit Facility”) to amend certain defined terms in connection with the Cedar acquisition.

The Amended 2019 Credit Facility replaced a secured Credit Agreement dated January 20, 2017 with Bank of Montreal RBC and Bank of Nova Scotia (as amended, the “2017 Amended Credit Facility”).

In connection with the Amended 2019 Credit Facility, the Company incurred $0.4 million of fees paid to lenders are debt issuance costs, which have been reflected as a reduction to the carrying amount of the loan payable and will be amortized over the term of the credit facility agreement and $0.1 million have been recorded in General and administrative expenses.

The obligations of the Company under the Amended 2019 Credit Agreement are secured by a first priority lien on substantially all of the personal property and assets of the Company and has a four-year term, maturing on June 13, 2023.

Credit Facility Terms

The Amended 2019 Credit Facility is revolving with interest only payments with no scheduled repayments during the term.

The Amended 2019 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Amended 2019 Credit Facility requires that the Company to comply with the following financial covenants: (i) at all times, a Total Funded Debt to Adjusted EBITDA Ratio (as defined in the Amended 2019 Credit Agreement) of 3.50:1; and (ii) with respect to each fiscal quarter, an Interest Coverage Ratio (as defined in the Amended 2019 Credit Agreement) of not less than 3.00:1. Further, the Company’s maximum annual Capital Expenditures cannot exceed 110% of the forecasted capital expenditures of its annual business plan. In addition, share repurchases require the Lenders’ consent if the Company’s Total Funded Debt to Adjusted EBITDA ratio exceeds 2.00:1. During the three months ended March 31, 2020, the Company was in compliance with these covenants. During the three months ended March 31, 2019, the Company was in compliance with the covenants under the 2017 Amended Credit Facility.

Borrowings under the Amended 2019 Credit Facility will accrue interest and standby fees based on the Company’s Total Funded Debt to Adjusted EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:
Availment type or fee	Less than 1.00	Greater than or equal to 1.00 and less than 2.00	Greater than or equal to 2.00 and less than 2.50	Greater than or equal to 2.50
Canadian dollar borrowings based on Bankers’ Acceptance or U.S. dollar borrowings based on LIBOR (Margin)	1.50%	1.85%	2.35%	2.85%
Canadian or U.S. dollar borrowings based on Prime Rate or U.S. dollar borrowings based on Base Rate (Margin)	0.25%	0.60%	1.10%	1.60%
Standby fees	0.30%	0.37%	0.47%	0.57%

The following table summarizes the Company’s borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	March 31, 2020	December 31, 2019

Revolver	$114,400	$114,400
Less: unamortized debt discount and issuance costs	(855)	(897)
Total loan payable	113,545	113,503
Less: loan payable, current portion	-	-
Loan payable, long-term portion	$113,545	$113,503

The following table summarizes our scheduled principal repayments as of March 31, 2020 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2020	$-
2021	-
2022	-
2023	114,400
$114,400

Other Credit Facilities

Prior to the Company entering into the Amended 2019 Credit Facility and the 2017 Amended Credit Facility, the Company had credit agreements (collectively the “Prior Credit Facilities”) with BMO, which provided the Company with access to a treasury risk management facility and a credit card facility. All remaining credit facilities under the 2017 Amended Credit Facility and the Prior Credit Facilities have been terminated.

8. Income Taxes:

For the three months ended March 31, 2020, we recorded an income tax expense of $1.1 million on income before income taxes of $3.9 million, using an estimated effective tax rate for the fiscal year ending December 31, 2020 (“Fiscal 2020”) adjusted for certain minimum state taxes as well as the inclusion of a $0.2 million tax recovery related to ASU No. 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Comparatively, for the three months ended March 31, 2019, the Company recorded an income tax expense of $1.3 million on income before taxes of $4.1 million, using an estimated effective tax rate for the 2019 fiscal year and adjusted for the $0.4 million tax recovery impact related to ASU 2016-09.

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

In connection with the eNom acquisition in 2017, we acquired deferred tax liabilities primarily composed of prepaid registry fees. As a result, we aligned our tax methodology pertaining to the deductibility of prepaid registry fees for our other subsidiaries. In the first quarter of 2019, we determined that we were in technical violation with respect to the administrative application of the accounting method change relating to the deductibility of prepaid registry fees for these additional subsidiaries.  In February 2019, the Company filed an application for relief ("9100 Relief") to correct the issue. In November 2019, the Company was granted 9100 Relief and was given 30 days to file the appropriate forms based on prescribed instructions. The Company filed the forms in December 2019 and now awaits the final IRS response and acceptance of the change in accounting method. Management is of the view that it is more likely than not that the IRS will accept the 9100 Relief and filing of the prescribed forms. As such, no additional tax uncertainties or related interest or penalties have been recorded as at March 31, 2020.

The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at March 31, 2020 and December 31, 2019, respectively.

9. Basic and diluted earnings per common share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of US dollars, except for share data):

	Three Months Ended March 31,
	2020	2019

Numerator for basic and diluted earnings per common share:
Net income for the period	$2,834	$2,799

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,612,230	10,634,842
Effect of outstanding stock options	101,448	201,055
Diluted weighted average number of shares outstanding	10,713,678	10,835,897

Basic earnings per common share	$0.27	$0.26

Diluted earnings per common share	$0.26	$0.26

For the three months ended March 31, 2020, options to purchase 138,506 common shares were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares for the period as compared to the three months ended March 31, 2019, where 121,300 outstanding options were not included in the computation.

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

Nature of goods and services

The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments, see Note 13 – Segment reporting.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Network Access Services:
Mobile Services	$20,148	$20,809
Other Services	4,308	2,443
Total Network Access Services	24,456	23,252

Domain Services:
Wholesale
Domain Services	45,964	42,591
Value Added Services	4,707	4,184
Total Wholesale	50,671	46,775

Retail	8,449	8,642
Portfolio	409	284
Total Domain Services	59,529	55,701

	$83,985	$78,953

During the three months ended March 31, 2020 and the three months ended March 31, 2019 no customer accounted for more than 10% of total revenue and no customer accounted for more than 10% of accounts receivable.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Network Access Services:
Mobile Services	$9,857	$10,743
Other Services	1,716	1,069
Total Network Access Services	11,573	11,812

Domain Services:
Wholesale
Domain Services	36,469	34,839
Value Added Services	785	794
Total Wholesale	37,254	35,633

Retail	4,234	4,359
Portfolio	127	128
Total Domain Services	41,615	40,120

Network Expenses:
Network, other costs	2,416	2,395
Network, depreciation and amortization costs	3,231	1,975
Total Network Expenses	5,647	4,370

	$58,835	$56,302

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

Significant changes in deferred revenue were as follows (Dollar amounts in thousands of U.S. dollars):

March 31, 2020

Balance, beginning of period	$149,303
Deferred revenue	62,871
Recognized revenue	(59,529)
Balance, end of period	$152,645

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

Deferred revenue related to Roam Mobility and [Exact] hosting contracts are also deferred over the lives of the individual contracts, which are expected to be fully recognized within the next twelve months.

11. Costs to obtain and fulfill a contract

Deferred costs of fulfillment

Deferred costs to fulfill contracts generally consist of domain registration costs which have been paid to a domain registry, and are capitalized as Prepaid domain name registry and ancillary services fees. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. For the three months ended March 31, 2020, the Company capitalized $44.4 million and also amortized $41.6 million of contract costs. There was no impairment loss recognized in relation to the costs capitalized during the three months ended March 31, 2020. Amortization expense is primarily included in cost of revenue. The breakdown of the movement in the prepaid domain name registry and ancillary services fees balance for the three months ended March 31, 2020 is as follows (Dollar amounts in thousands of U.S. dollars).

March 31, 2020

Balance, beginning of period	$109,167
Deferral of costs	44,436
Recognized costs	(41,583)
Balance, end of period	$112,020

12. Leases

We lease datacenters, corporate offices and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	For the three months ended	For the three months ended
	March 31, 2020	March 31, 2019
Operating Lease Cost (leases with a total term greater than 12 months)	$547	$1,071
Short-term Lease Cost (leases with a total term of 12 months or less)	244	124
Variable Lease Cost	128	171
Total Lease Cost	$919	$1,366

Lease Cost is presented in general and administrative expenses and network expenses within our consolidated statements of operations and comprehensive income.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	For the three months ended	For the three months ended
Supplemental cashflow information:	March 31, 2020	March 31, 2019
Operating Lease - Operating Cash Flows (Fixed Payments)	$559	$1,051
Operating Lease - Operating Cash Flows (Liability Reduction)	$438	$948
New ROU Assets - Operating Leases	$875	$4,427

Supplemental balance sheet information related to leases:	March 31, 2020	March 31, 2019
Weighted Average Discount Rate	4.03%	5.24%
Weighted Average Remaining Lease Term	8.60 yrs	8.55 yrs

Maturity of lease liability as of March 31, 2020 (Dollar amounts in thousands of U.S. dollars):

March 31, 2020
Remaining of 2020	$1,384
2021	1,741
2022	1,662
2023	1,624
2024	1,353
Thereafter	4,954
Total future lease payments	12,718
Less imputed interest	1,937
Total	$10,781

Operating lease payments include payments under the non-cancellable term and approximately $0.6 million related to options to extend lease terms that are reasonably certain of being exercised.

As of March 31, 2020, we have entered into lease agreements for total payments of $0.1 million that have not yet commenced, and therefore are not included in the lease liability.

In March 2020, the Company modified a corporate office lease to defer it’s April 2020 rent payment, to be paid later in four equal installments from September to December 2020. The modification resulted in an increase to the right of use operating lease asset and right of use operating lease liability of $0.3 million and $0.6 million, respectively, which also included the foreign exchange re-measurement of the right of use asset at the date of modification. Foreign exchange revaluation on both the right of use asset and liability is presented in general and administrative expenses within our consolidated statements of operations and comprehensive income.

The Company has elected to use the single exchange rate approach when accounting for lease modifications. Under the single exchange rate approach, the entire right of use asset is revalued at the date of modification in the Company’s functional currency provided the re-measurement is not considered a separate contract or if the re-measurement is related to change the lease term or assessment of a lessee option to purchase the underlying asset being exercised.

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

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in Note 10 – Revenue), which is regularly reported to the chief operating decision maker is as follows (Dollar amounts in thousands of US dollars):

	Network Access Services	Domain Services	Consolidated Totals
Three Months Ended March 31, 2020

Net Revenues	$24,456	$59,529	$83,985

Cost of revenues
Cost of revenues	11,573	41,615	53,188
Network expenses	538	1,878	2,416
Depreciation of property and equipment	2,414	463	2,877
Amortization of intangible assets	27	327	354
Total cost of revenues	14,552	44,283	58,835
Gross Profit	9,904	15,246	25,150

Expenses:
Sales and marketing			8,985
Technical operations and development			2,751
General and administrative			4,741
Depreciation of property and equipment			113
Amortization of intangible assets			2,947
Loss (gain) on currency forward contracts			441
Income from operations			5,172
Other income (expenses), net			(1,237)
Income before provision for income taxes			$3,935

	Network Access Services	Domain Services	Consolidated Totals
Three Months Ended March 31, 2019

Net Revenues	$23,252	$55,701	$78,953

Cost of revenues
Cost of revenues	11,812	40,120	51,932
Network expenses	521	1,874	2,395
Depreciation of property and equipment	1,454	347	1,801
Amortization of intangible assets	11	163	174
Total cost of revenues	13,798	42,504	56,302
Gross Profit	9,454	13,197	22,651

Expenses:
Sales and marketing			8,741
Technical operations and development			2,523
General and administrative			4,448
Depreciation of property and equipment			124
Amortization of intangible assets			1,866
Loss (gain) on currency forward contracts			(79)
Income from operations			5,028
Other income (expenses), net			(972)
Income before provision for income taxes			$4,056

(b)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of US dollars):

	March 31, 2020	December 31, 2019

Canada	$2,157	$2,319
United States	91,724	79,758
Europe	408	44
	$94,289	$82,121

(c)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of US dollars):

	March 31, 2020	December 31, 2019

Canada	$4,873	$5,207
United States	42,745	40,137
	$47,618	$45,344

(d)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region (Dollar amounts in thousands of US dollars):

	March 31, 2020	December 31, 2019

Canada	$-	$-
	$-	$-

(e)           Valuation and qualifying accounts (Dollar amounts in thousands of US dollars):

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period

Three Months Ended March 31, 2020	$131	$64	$-	$195
Twelve months ended December 31, 2019	$132	$(1)	$-	$131

14. Stockholders' Equity:

The following table summarizes stockholders' equity transactions for the three-month period ended March 31, 2020 (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained	comprehensive	stockholders'
	Number	Amount	capital	earnings	income (loss)	equity

Balances, December 31, 2019	10,585,159	16,633	880	76,208	473	94,194

Exercise of stock options	25,013	236	(219)	-	-	17
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(13,034)	-	(182)	-	-	(182)
Acquisition of Cedar Holdings Group	32,374	2,000	-	-	-	2,000
Repurchase and retirement of shares	(66,738)	(118)	(1,280)	(1,719)	-	(3,117)
Stock-based compensation	-	-	801	-	-	801
Net income	-	-	-	2,834	-	2,834
Other comprehensive income (loss)	-	-	-	-	(1,191)	(1,191)
Balances, March 31, 2020	10,562,774	$18,751	$-	$77,323	$(718)	$95,356

2020 Stock Buyback Program

On February 12, 2020, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 13, 2020 and is expected to terminate on February 12, 2021. For the three months ended March 31, 2020 the Company repurchased 66,738 shares under this program for total consideration of $3.1 million.

2019 Stock Buyback Program

On February 13, 2019, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 14, 2019 and terminated on February 13, 2020. During the three months ended March 31, 2019 the Company did not repurchase any shares under this program.

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

15. Share-based payments:

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

Details of stock option transactions for the three months ended March 31, 2020 and March 31, 2019 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended Mar 31, 2020		Three Months Ended March 31, 2019
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	754,497	$49.94	702,337	$43.80
Granted	5,500	47.35	-	-
Exercised	(25,013)	20.59	(29,043)	24.63
Forfeited	(3,489)	61.73	(6,751)	59.40
Expired	(1,458)	60.91	(1,387)	60.82
Outstanding, end of period	730,037	50.85	665,156	44.46
Options exercisable, end of period	349,845	$41.65	304,007	$29.52

As of March 31, 2020, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$ 8.56 - $ 8.56	15,722	$8.56	0.1	$624	15,722	$8.56	0.1	$624
$10.16 - $19.95	62,990	16.23	1.5	2,018	62,990	16.23	1.5	2,018
$21.10 - $27.53	51,250	24.11	1.7	1,237	51,250	24.11	1.7	1,237
$35.25 - $37.35	14,375	35.89	3.2	178	13,125	35.95	3.1	162
$44.90 - $47.00	10,000	46.95	5.4	13	3,750	47.00	4.0	5
$51.82 - $58.65	337,353	55.53	4.2	-	176,527	55.69	4.0	-
$61.33 - $64.10	238,347	62.99	5.7	-	26,481	64.10	5.2	-
	730,037	$50.85	4.2	$4,070	349,845	$41.65	3.1	$4,046

Total unrecognized compensation cost relating to unvested stock options at March 31, 2020, prior to the consideration of expected forfeitures, is approximately $5.8 million and is expected to be recognized over a weighted average period of 2.2 years.

The Company recorded stock-based compensation of $0.8 million for the three months ended March 31, 2020, and $0.5 million for the three months ended March 31, 2019, respectively.

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at March 31, 2020 (Dollar amounts in thousands of U.S. dollars):

	March 31, 2020
	Fair Value Measurement Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset	$-	$542	$-	$542

Derivative instrument liability	$-	$(1,718)	$-	$(1,718)

Total assets (liability)	$-	$(1,176)	$-	$(1,176)

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at December 31, 2019 (Dollar amounts in thousands of U.S. dollars):

	December 31, 2019
	Fair Value Measurement Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument liability	$-	$731	$-	$731

Total liabilities	$-	$731	$-	$731

17. Contingencies:

From time to time, the Company has legal claims and lawsuits in connection with its ordinary business operations. The Company vigorously defends such claims. While the final outcome with respect to any actions or claims outstanding or pending as of March 31, 2020 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things: the competition we expect to encounter as our business develops and competes in a broader range of Internet services; the Company's foreign currency requirements, specifically for the Canadian dollar; Ting mobile, Roam mobile and fixed Internet access subscriber growth and retention rates; our belief regarding the underlying platform for our domain services, our expectation regarding the trend of sales of domain names and advertising; our expectations regarding portfolio revenue, our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; the revenue that our parked page vendor relationships may generate in the future; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds, our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; our expectations regarding increased price competition among MVNO; our expectations regarding costs associated with migrating Ting customers using the T-Mobile platform to an alternative platform, including Verizon; our expectations regarding our ability to complete the migration of customers from the T-Mobile platform in a timely manner; the impact of the COVID-19 outbreak on our business, operations and financial performance; and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

•

Our ability to monitor, assess and respond to the rapidly changing impacts of the COVID-19 pandemic. Our current assessment of expected impacts has been included below as part of the Opportunities, Challenges & Risks section

•	Pending or new litigation; and

•	Factors set forth under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 4, 2020 (the “2019 Annual Report”).

As previously disclosed the under the caption “Item 1A Risk Factors” in our 2019 Annual Report, data protection regulations may impose legal obligations on us that we cannot meet or that conflict with our ICANN contractual requirements.

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

Our management regularly reviews our operating results on a consolidated basis, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our management regularly reviews revenue for each of our service offerings in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report Network Access Services and Domain Services revenue separately

For the three months ended March 31, 2020 and March 31, 2019, we reported revenue of $84.0 million and $79.0 million, respectively.

Network Access Services

Network Access Services includes mobile, fixed high-speed Internet access services and other revenues, including, billing solutions to small ISPs.

Our primary mobile service offering (“Ting Mobile”) is mainly distributed through the Ting website and to a lesser extent certain third-party retail stores and on-line retailers. We generate revenues from the sale of retail telephony services, mobile phone hardware and related accessories to individuals and small businesses through the Ting website. Ting Mobile’s primary focus is providing simple and easy to use services, including simple value pricing, in particular for multi-line accounts, and superior customer care. Our Roam Mobility, Zipsim and Always Online Wireless brands (collectively “Roam Mobility brands”) operate as a MVNO on the same nationwide Global System for Mobile communications network as Ting Mobile. Roam Mobility brands cater to international travelers and distribute products through third-party retail stores and product branded websites.

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

As of March 31, 2020, Ting managed mobile telephony services for approximately 272,000 subscribers and 154,000 accounts. For a discussion of subscribers and how they impacted our financial results, see the Net Revenue discussion below.

Domain Services

Domain Services includes wholesale and retail domain name registration services, value added services and portfolio services derived through our OpenSRS, eNom, Ascio, EPAG and Hover brands. We earn revenues primarily from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations. In addition, we earn revenues from the sale of retail domain name registration and email services to individuals and small businesses; and by making our portfolio of domain names available for sale or lease. Domain Services revenues are attributed to the country in which the contract originates, mainly the Canadian and the U.S. Ascio domain services contracts, which were acquired by the Company on March 18, 2019, and EPAG primarily originate in Europe.

Our primary distribution channel is a global network of approximately 36,000 resellers that operate in over 150 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence.  Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of generic top-level domain (“gTLD”) and the country code top-level domain options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface, easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale, primarily branded as OpenSRS, eNom, EPAG and Ascio, derives revenue from its domain service and from providing value-added services. The OpenSRS, eNom, EPAG and Ascio domain services manage 23.9 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations, which has decreased by 1.3 million domain names since March 31, 2019.  The decrease is driven by the continued erosion of registrations related to non-core customers from our Enom brand.

Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, Internet hosting, WHOIS privacy, publishing tools and other value-added services. All of these services are made available to end-users through a network of 36,000 web hosts, ISPs, and other resellers around the world. In addition, we also derive revenue by monetizing domain names which are near the end of their lifecycle through advertising revenue or auction sale.

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

KEY BUSINESS METRICS AND NON-GAAP MEASURES

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

Ting Mobile	For the Three Months Ended March 31,
	2020	2019
	(in '000's)
Ting mobile accounts under management	154	160
Ting mobile subscribers under management	272	284

(1)	For a discussion of these period-to-period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenues discussion below.

Ting Internet	For the Three Months Ended March 31,
	2020	2019
	(in '000's)
Ting Internet accounts under management	12	8
Ting Internet serviceable addresses (1)	45	32

(1)	Defined as premises to which Ting has the capability to provide a customer connection in a service area.

Domain Services	For the Three Months Ended March 31,(1)
	2020	2019
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	4,756	4,562
Domains under management
Registered using Registrar Accreditation belonging to the Tucows Group	19,145	20,208
Registered using Registrar Accreditation belonging to Resellers	4,750	4,999
Total domain names under management	23,895	25,207

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.

OPPORTUNITIES, CHALLENGES AND RISKS

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

Network Access Services

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

Two of our current MNOs, T-Mobile and Sprint, submitted a formal merger application to the Federal Communications Commission ("FCC") in 2018, which has since been approved. In February 2020, the lawsuit filed by certain state attorneys general opposing the merger was overruled in favour of the merger. T-Mobile and Sprint successfully completed the merger on April 1, 2020. This consolidation of our MNOs could hinder our ability in the future to negotiate favourable rates and access to mobile services. On February 17, 2020, the Company launched its mobile services with a new MNO partner, Verizon.

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

Domain Services

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

Sales of domain names from our domain portfolio have a negative impact on our advertising revenue as these names are no longer available for advertising purposes. In addition, the timing of larger domain names portfolio sales is unpredictable and may lead to significant quarterly fluctuations in our Portfolio revenue. In the fourth quarter of 2019, the Company disposed of its remaining domain portfolio, excluding surname domains used in the Realnames email service. The Company expects portfolio revenue to materially decline in Fiscal 2020 and thereafter.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our 2019 Annual Report. For further information on our critical accounting policies and estimates, see Note 3 – Recent accounting pronouncements to the consolidated financial statements of the Company in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Current COVID-19 Response

Our Employees

Tucows is a global business. Our first consideration during the global pandemic as a result of the disease caused by the novel strain of coronavirus (“COVID-19”) outbreak is for the health and safety of our employees, our customers and their communities, all around the world. Tucows has long encouraged a culture of remote work even prior to this global pandemic, and on Sunday March 8, 2020 Tucows’ executive leadership announced that all employees who could conceivably work from home were encouraged to do so. Tucows is actively and strongly encouraging its workforce to heed travel and all other emergency advisories, including social distancing and where appropriate, self-isolation. We expect our work from home policy to remain in effect until emergency state and governmental declarations where we have physical offices have ended and we believe the risk of community spread of the disease has subsided. Given our experience with remote work prior to COVID-19, we do not expect to have productivity issues while the overwhelming majority of our office based workforce is dispersed.

For the small group of employees who are unable work from home during this time, including our order fulfillment and Fiber installation teams, many of whom work in the field, they are encouraged to practice social distancing and to continue to follow hygiene best practices and safety protocols as outlined by the Centers for Disease Control and Prevention.  At the initial stage of the COVID-19 outbreak, we took steps to cancel and reschedule all in-home installation and service appointments across our Ting Fiber footprint. Since then, the Ting Internet team has begun to rollout a install solution for our employees and customers that minimizes risks associated with person-to-person contact.

Our Customers

We recognize the important role we play within the Internet space and are committed to continue providing quality service during the COVID-19 outbreak. Services like individual and wholesale domain names, email and hosting do not rely on in-person interaction or the supply chain in the same way physical products and services do. We are providing uninterrupted services for all Domains related services, across our OpenSRS, Enom, Ascio, EPAG & Hover brands.

Our Mobile services businesses are both without any physical storefronts, are similarly well-positioned to weather this event. We are fully prepared to continue providing uninterrupted services for all Mobile related services, across our Ting Mobile and Roam Mobility brands. We are committed to making sure no customer who is in need is without access to core mobile service while we work through this unprecedented situation together.

Our Fiber Internet business does not have bandwidth caps or other such limitations. Likewise, our networks are built with the capacity to accommodate future needs. To help our customers remain connected at home during this time, we upgraded all our lower-tier fiber customers to symmetrical gigabit access at no charge. Any additional traffic from our customers working from home has not had and is not expected to have any negative impact on connectivity. As discussed above, our install solution was implemented in early May 2020. With this service limitation, new customer acquisition will remain slower than pre-pandemic levels of growth and installation. Even with an install solution that minimizes risks, customers may be unwilling to have service personnel visit their homes or offices.

Our Community

Tucows believes the Internet is essential infrastructure and an immensely powerful tool, especially in times of crises where coordination is essential.

From an early point in the current global crisis, it was clear to us that we were going to need to do something new and different in how we responded to COVID-19 related domain registrations. Many of these domains are registered for good, helpful purposes, such as community organization, dissemination of healthcare information, and recording people’s experiences through this pandemic. Others, however, purport to sell COVID-19 cures, vaccines, or tests, none of which are legitimately available on the market at the time of the registration and many of which pose a significant health risk to the general public. There are three major components to our COVID-19 activities related to domain registrations: (i) identification, (ii) assessment for harm, and (iii) stakeholder engagement. It is important to note that our response to each and every issue that we find is contextual and dependent on the specific circumstances. We expect to return to our regular procedures as the pandemic and corresponding risks subsides. Although this approach vastly increases the burden on our compliance staff and puts us in the uncomfortable position of having to assess the level of harm represented by a COVID-related domain and the website to which it resolves - we feel these circumstances are exceptional and are determined to do our part.

In order to provide Internet access and assistance to residents of cities and towns that are part of the Ting Fiber network, we have set up free, fiber-fed, drive-up Wi-Fi hotspots. These hotspots enable those with no home Internet access, or insufficient access, to access critical services like online learning and telehealth services, work remotely, check in on and access vital health, government and other services and generally access information. These hotspots will remain in operation as long as they are needed and as long as it is safe and prudent to do so.

We have not experienced any material resource constraints nor do we foresee requiring any material expenditures to continue to implement our business continuity plans described above.

Current and expected COVID-19 Impacts

Financial & Operational Impacts

Further to the below discussion within this Quarterly Report around the financial condition and results of operations for the current period financial results, the current impact from COVID-19 has been quite limited given the outbreak came late into the first quarter of 2020. Management continues to assess the impact on a daily basis and expects greater impact through the second quarter of 2020, should the COVID-19 pandemic persist. On a segment basis, our current assessment is as follows:

Network Access – Mobile Services:

Both our Mobile Services businesses are completely online and do not rely on physical storefronts to attract or service customers’ needs. We are fully prepared to continue to provide uninterrupted services to our customers both now and into the future. Although COVID-19 has impacted the demand for our Mobile services, the overall impact on our financial results is not material, nor do we expect it to substantially worsen over the coming months.

Ting Mobile, our primary post-paid Mobile Services brand is an MVNO operating across the United States. Through the end of March 2020, we saw a moderate drop in data usage by our customers, with some small uptake in voice and messaging usage. This is a direct result of social distancing measures enacted by state and local authorities across the United States. With our customers staying indoors and working from home, they now rely on an increased use of home Wi-Fi networks rather than mobile data services. This reduced usage has since stabilized and we expect it to only return to pre-pandemic usage levels once social distancing measures are relaxed. Additionally, nearing the end of March 2020, we saw an increased churn rate of low-margin business accounts as their own businesses came to a halt. Our core consumer customer base remains intact and experiencing normal levels of growth and churn. We do not foresee any increased risk of churn or collection risk given our current situation. Although we maintain minimum purchase guarantees with our MNOs, we do not expect any material shortfalls with respect to reduced usage from COVID-19.

Roam Mobility, our niche prepaid Mobile Services brand that provides Mobile Services for people travelling within the United States and Worldwide has accounted for the majority of the negative financial impact caused by COVID-19. The business relies on global travel as a key factor in its success. With travel restrictions and border closures essentially resulting in the halt of business and leisure travel, we have seen new revenues for Roam Mobility trend toward zero through the end of March 2020. We will continue to refund or defer service plan start dates for existing customers. Management has taken substantial measures to reduce and eliminate any unnecessary costs within that business. The assets associated with Roam are insignificant to the consolidated Company total. We continue to employ the small group of employees focused on the Roam Mobility brands. Given the current uncertainty around reopening of borders, easing of travel restrictions and consumers’ level of comfort with business and leisure travel in a post pandemic world, we believe we will earn little to none of the $1.0 million of the second quarter 2020 revenues that we had previously forecasted for this business prior to onset of the COVID-19 pandemic.

Network Access – Other Services:

As discussed above, upon news of the COVID-19 outbreak, we took the major step to cancel and reschedule all in-home installation and service appointments across our Ting Fiber footprint. Since then, the Ting Internet team has begun to rollout a smart-install solution for our employees and customers alike. Although new customer installations have slowed, our existing customer base continues to provide recurring revenue for us to support this business. This is aided by our most recent acquisition of Cedar, which increased our revenues significantly in period. The negative impact posed by the COVID-19 outbreak is largely operational in nature as we have experienced delayed construction in parts of our Ting Fiber footprint and a halting of new installations for a period of time across our entire footprint.   Those towns and cities that are serviceable for new customers’ addresses will now have a reduced level of installation and setup relative to pre-pandemic conditions. We expect this segment to grow at a reduced rate until such time that this pandemic subsides and social distancing measures are relaxed.

Domain Services:

Domain Services are foundational to the functioning of the Internet. As discussed above, services like individual and wholesale domain names, email and hosting do not rely on in-person interaction or the supply chain in the same way physical products and services do. We have not experienced any COVID-19 related impacts, either financially or operationally for Domains related services, across our OpenSRS, Enom, Ascio, EPAG & Hover brands. Our results of operations for the current period financial results are in line with management’s expectation for the period given product, customer mix and current brand trajectories. We will continue to monitor the impact but do not foresee any negative financial or operational impacts associated with this segment.

Liquidity & Financial Resource Impacts

For a complete assessment of our liquidity and covenant positions please reference the relevant discussions within this Quarterly Report. We have experienced no significant change to our liquidity position or credit risk as a result of the financial and operational impacts related to COVID-19, as discussed above. Our cost or access to funding sources has not changed and is not reasonably likely to change in the near future as a result of the pandemic. Our sources and uses of cash have not been materially impacted and there is no known material uncertainty about our ongoing ability meet covenants or repayment terms of our credit agreements at this time.

Internal Controls over Financial Reporting

Tucows has long encouraged a culture of remote work even prior to COVID-19. Our financial reporting systems and our internal controls over financial reporting and disclosure controls and procedures are already adapted for a remote work environment. There have been no changes during the current period that as a result of COVID-19 would affect our ability to maintain these systems and controls.

COVID-19 Related Assistance & Support

Currently, Tucows has not received any form of financial or resource related assistance from any government or local authority. There do exist programs in the regions in which we operate that have been developed to support corporations like Tucows during this time, primarily in the form employee wage subsidization. Tucows will continue to investigate these programs as their details are refined and seek out application for any that make sense for our businesses.

Across our businesses, we have been able to defer portions of installment taxes payable to various Government bodies as payment timelines have been extended in response to the pandemic.

Accounting Policy Impacts

Given the rapidly changing nature of COVID-19 developments and the current uncertainty around the length and severity these developments could create, Tucows does not have sufficient evidence to anticipate a material impairment with respect to goodwill, intangible assets, long-lived assets, or right of use assets. We will continue to monitor the impacts closely and as more information becomes available. We do not foresee any changes in accounting judgements in relation to COVID-19 that will have a material impact on our financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019

NET REVENUES

Network Access Services

The Company generates Network Access Services revenues primarily through the provisioning of mobile services. Other sources of revenue include the provisioning of fixed high-speed Internet access as well as billing solutions to ISPs.

Mobile Services

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

Portfolio

The Company sells the rights to its portfolio domains or names acquired through the Company’s domain expiry stream. Revenue generated from sale of domain name contracts, containing a distinct performance obligation to transfer the domain name rights under the Company’s control, is generally recognized once the rights have been transferred and payment has been received in full. Domain portfolio names are sold through our premium domain name service, auctions or in negotiated sales. In the fourth quarter of 2019, the Company disposed of its entire domain portfolio, excluding surname domains used in the Realnames email service. The Company expects portfolio revenue to materially decline in Fiscal 2020 and thereafter.

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2020	2019

Network Access Services:
Mobile Services	$20,148	$20,809
Other Services	4,308	2,443
Total Network Access Services	24,456	23,252

Domain Services:
Wholesale
Domain Services	45,964	42,591
Value Added Services	4,707	4,184
Total Wholesale	50,671	46,775

Retail	8,449	8,642
Portfolio	409	284
Total Domain Services	59,529	55,701

	$83,985	$78,953
Increase over prior period	$5,032
Increase - percentage	6%

The following table presents our revenues, by revenue source, as a percentage of total revenues (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended March 31,
	2020	2019

Network Access Services:
Mobile Services	24%	27%
Other Services	5%	3%
Total Network Access Services	29%	30%

Domain Services:
Wholesale
Domain Services	55%	54%
Value Added Services	6%	5%
Total Wholesale	61%	59%

Retail	10%	11%
Portfolio	0%	0%
Total Domain Services	71%	70%

	100%	100%

Total net revenues for the three months ended March 31, 2020 increased by $5.0 million, or 6%, to $84.0 million from $79.0 million when compared to the three months ended March 31, 2019.  The three-month increase in revenue was primarily driven by the $4.6 million of revenues attributable to our prior year acquisition of Ascio. Ascio revenues, which now represent a full quarter of earned revenue compared to the stub period of attributable revenue during the three months ended March 31, 2019. Fiber access revenues increased $1.9 million driven by our current period acquisition of Cedar, a fiber Internet provider business based in Durango, Colorado as well as through the expansion of our existing Ting Internet footprint. The increases in revenues were offset by a further decrease in domain name services revenue of $0.8 million, related to a continued erosion in Wholesale domain registrations by non-core customer primarily from our existing Domain Services brands. Additionally, Mobile Services revenue decreased by $0.7 million due to a decrease in mobile subscribers and reduced usage related to COVID-19.

Deferred revenue from domain name registrations and other Internet services at March 31, 2020 increased to $152.6 million from $149.3 million at December 31, 2019 primarily due to current period billings for domain name registration and service renewals.

During the three months ended March 31, 2020, no customer accounted for more than 10% of total revenue. For the three months ended March 31, 2019, no customer accounted for more than 10% of total revenue. As at March 31, 2020 and December 31, 2019, no customer accounted for more than 10% of accounts receivable. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Network Access Services

   Mobile Services

Net revenues from mobile phone equipment and services for the three months ended March 31, 2020 decreased by $0.7 million or 3% to $20.1 million as compared to the three months ended March 31, 2019. This decrease reflects a decline in mobile service revenue, which decreased by $0.8 million compared to March 31, 2019, to $18.6 million, as a result of a decline in mobile subscribers and reduced usage related to the COVID-19 pandemic. Revenues from the sale of mobile hardware and related accessories increased by $0.1 million compared to March 31, 2019, to $1.6 million. The increase in device revenue was primarily driven by strong sales and refreshed product mix for devices compared to the three months ended March 31, 2019.

As of March 31, 2020, Ting Mobile, our primary post-paid Mobile Services brand had 154,000 mobile subscribers and 272,000 mobile devices under its management compared to 160,000 subscribers and 284,000 devices under its management as of March 31, 2019.

Other Services

Other revenues from Ting Internet and billing solutions generated $4.3 million in revenue during the three months ended March 31, 2020, up $1.9 million or 79% compared to the three months ended March 31, 2019. This growth is driven by the current period acquisition of Cedar, a fiber Internet provider business based in Durango, Colorado. Cedar contributed $1.2 million of revenue in the current period, with $0.7 million related to the continued expansion of our Ting Internet footprint in existing Ting towns throughout the United States.

As of March 31, 2020, Ting Internet had access to 45,000 serviceable addresses and 12,000 active accounts under its management compared to having access to 32,000 serviceable addresses and 8,000 active accounts under its management as of March 31, 2019. These figures include the increase in accounts and serviceable addresses attributable to the current period Cedar acquisition.

Domain Services

Wholesale

During the three months ended March 31, 2020, Wholesale domain services revenue increased by $3.4 million or 8% to $46.0 million, when compared to the three months ended March 31, 2019. The three-month increase was primarily driven by a $4.6 million increase in revenue related to the prior year acquisition of Ascio. Ascio revenues now represent a full quarter of earned revenue compared to the stub period of attributable revenue during the three months ended March 31, 2019. The increase was partially offset by a $1.2 million decrease in Wholesale domain revenue, driven by a decline in domain registrations by non-core customers from our eNom brand.

Total domains that were managed under the OpenSRS, eNom, EPAG, and Ascio domain services decreased by 1.3 million domain names to 23.9 million as of March 31, 2020, when compared to 25.2 million at March 31, 2019. The decrease is a driven by the continued erosion of registrations related to non-core customers from our eNom brand.

During the three months ended March 31, 2020, value-added services increased by $0.5 million to $4.7 million compared to the three months ended March 31, 2019. The three-month increases were primarily driven by an increase in expiry revenue of $0.7 million, offset by a decrease in hosting revenue of $0.1 million.

Retail

Net revenues from retail for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, decreased by less than $0.2 million to $8.4 million. Revenue decreased as a result of a shrinking eNom customer base.

Portfolio

Net revenues from portfolio for the three months ended March 31, 2020, increased by $0.1 million to $0.4 million, as compared to the three months ended March 31, 2019, due to higher proceeds from individual portfolio sales compared to the three months ended March 31, 2019. In the fourth quarter of 2019, the Company disposed of its entire domain portfolio, excluding surname domains used in the Realnames email service. The Company expects portfolio revenue to materially decline in Fiscal 2020 and thereafter.

COST OF REVENUES

Network Access Services

Mobile Services

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

Domain Services

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

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2020	2019

Network Access Services:
Mobile Services	$9,857	$10,743
Other Services	1,716	1,069
Total Network Access Services	11,573	11,812

Domain Services:
Wholesale
Domain Services	36,469	34,839
Value Added Services	785	794
Total Wholesale	37,254	35,633

Retail	4,234	4,359
Portfolio	127	128
Total Domain Services	41,615	40,120

Network Expenses:
Network, other costs	2,416	2,395
Network, depreciation and amortization costs	3,231	1,975
	5,647	4,370

	$58,835	$56,302
Increase over prior period	$2,533
Increase - percentage	4%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	For the Three Months Ended March 31,
	2020	2019

Network Access Services:
Mobile Services	17%	19%
Other Services	3%	2%
Total Network Access Services	20%	21%

Domain Services:
Wholesale
Domain Services	63%	62%
Value Added Services	1%	1%
Total Wholesale	64%	63%

Retail	7%	8%
Portfolio	0%	0%
Total Domain Services	71%	71%

Network Expenses:
Network, other costs	4%	4%
Network, depreciation and amortization costs	5%	4%
	9%	8%

	100%	100%

Total cost of revenues for the three months ended March 31, 2020, increased by $2.5 million, or 4%, to $58.8 million from $56.3 million in the three months ended March 31, 2019. The three-month increase was driven by the $3.4 million increase in costs attributable to our prior year acquisition of Ascio. Ascio costs now represent a full quarter compared to the stub period of attributable costs during the three months ended March 31, 2019. The increase in cost of revenue was also related to a $1.3 million increase in Network, depreciation and amortization as well as a $0.6 million increase in direct Fiber Access costs, both associated with the expanding Ting Internet footprint and the acquisition of Cedar. These increases in cost of revenue were offset by a $1.9 million decrease in domain services costs driven by the erosion in registrations by non-core customers for our eNom brand, as well as a decrease of $0.9 million in Mobile Services costs. Prepaid domain registration and other Internet services fees as of March 31, 2020 increased by $2.8 million, or 3%, to $112.0 million from $109.2 million at December 31, 2019 primarily due to current period domain name registration and annual service renewals.

Network Access Services

Mobile Services

Cost of revenues from mobile phone equipment and services for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, decreased by $0.9 million or 8% to $9.9 million. The decrease was primarily driven by reduced minimum commitment charges with network operators, which decreased by $0.9 million as compared to the three months ended March 31, 2019. Furthermore, Mobile services across both Ting Mobile and Roam Mobility brands experienced a decline in mobile subscribers and reduced usage related to the COVID-19 pandemic, attributable to a decrease in costs of $0.4 million. These decreases in costs of revenue were offset by a $0.4 million increase in network set-up and international long distance charges incurred by Ting Mobile in the period as well as a $0.1 million increase in device costs.

Other Services

During the three months ended March 31, 2020, costs related to provisioning high speed Internet access and billing solutions increased $0.6 million or 55%, to $1.7 million as compared to $1.1 million during three months ended March 31, 2019. The increase in costs were primarily driven by increased direct costs and bandwidth costs related to the continued expansion of the Ting Fiber network, for both existing towns and cities as well as those acquired via the Cedar acquisition.

Domain Services

Wholesale

Domain Service

Costs for Wholesale domain services for the three months ended March 31, 2020 increased by $1.7 million to $36.5 million, when compared to the three months ended March 31, 2019. The increase was primarily driven by $3.4 million increase related to the acquisition of Ascio. Ascio costs now represent a full quarter compared to the stub period of attributable costs during the three months ended March 31, 2019. This increase was offset by a $1.8 million decrease in wholesale domain services costs driven by the erosion in registrations by non-core customers for our eNom brand.

Value-Added Services

Costs for wholesale value-added services for the three months ended March 31, 2020 remained flat at $0.8 million, when compared to the three months ended March 31, 2019.

Retail

Costs for retail for the three months ended March 31, 2020 decreased by $0.2 million, to $4.2 million as compared to the three months ended March 31, 2019. The decrease was a result of an overall declining volume of transactions related to the eNom retail brands.

Portfolio

Costs for portfolio for the three months ended March 31, 2020 remained flat at $0.1 million when compared to the three months ended March 31, 2019. In the fourth quarter of 2019, the Company disposed of its entire domain portfolio, excluding surname domains used in the Realnames email service. The Company expects portfolio cost of revenue to materially decline in Fiscal 2020.

Network Expenses

Network costs for the three months ended March 31, 2020 increased by $1.2 million to $5.6 million when compared to the three months ended March 31, 2019. The three-month increase was driven by depreciation as a result of the expansion of the Company’s increased network infrastructure associated with the continuing expansion of the Ting Fiber footprint.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2020	2019
Sales and marketing	$8,985	$8,741
Increase over prior period	$244
Increase - percentage	3%
Percentage of net revenues	11%	11%

Sales and marketing expenses for the three months ended March 31, 2020 increased by $0.2 million, or 3%, to $9.0 million as compared to the three months ended March 31, 2019. This three-month increase primarily related to a $0.7 million increase in people costs driven by the acquisition of Cedar in the first quarter of 2020 and inclusion of a full quarter of people costs related to workforce acquired in the Ascio acquisition on March 18, 2019. Stock-based compensation expenses also increased $0.2 million in 2020 to attract and retain labor. The overall increase in sales and marketing expense was partially offset by a decrease in other marketing expenses of $0.5 million.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2020	2019
Technical operations and development	$2,751	$2,523
Increase over prior period	$228
Increase - percentage	9%
Percentage of net revenues	3%	3%

Technical operations and development expenses for the three months ended March 31, 2020 increased by $0.2 million, or 9%, to $2.8 million when compared to the three months ended March 31, 2019.  The increase in costs relates primarily to increased salaries and benefits driven by an expanding workforce and wage inflation, including the workforce acquired in the Ascio acquisition on March 18, 2019.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2020	2019
General and administrative	$4,741	$4,448
Increase over prior period	$293
Increase - percentage	7%
Percentage of net revenues	6%	6%

General and administrative expenses for the three months ended March 31, 2020 increased by $0.3 million, or 7%, to $4.7 million as compared to the three months ended March 31, 2019.  The increase was primarily driven by a $0.1 million increase related to the acquisition of Cedar and Ascio, an increase in foreign exchange expense of $0.3 million and an increase in people costs of $0.2 million. The increase in general and administrative expenses was offset by a decrease in facility and transitional costs of $0.2 million.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2020	2019
Depreciation of property and equipment	$113	$124
Decrease over prior period	$(11)
Decrease - percentage	(9)%
Percentage of net revenues	0%	0%

Depreciation costs remained flat for the three months ended March 31, 2020 at $0.1 million when compared to the three months ended March 31, 2019.

LOSS ON DISPOSAL OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2020	2019
Loss on disposition of property and equipment	$-	$-
Decrease over prior period	$-
Decrease - percentage	N/A
Percentage of net revenues	-%	-%

There were no losses on disposal costs during the three months ended March 31, 2020 and March 31, 2019.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2020	2019
Amortization of intangible assets	$2,947	$1,866
Increase over prior period	$1,081
Increase - percentage	58%
Percentage of net revenues	4%	2%

Amortization of intangible assets for the three months ended March 31, 2020 increased $1.1 million to $2.9 million as compared to the three months ended March 31, 2019. The increase is driven by a full quarter of amortization related to the acquisition of Ascio of $0.4 million, amortization of $0.4 million related to the current period acquisition of Cedar and $0.3 million in amortization related to FreedomPop customer acquisition that closed in July 2019. Network rights, brand and customer relationships acquired in connection with the following acquisitions are amortized on a straight-line basis over a range of two to seven years: eNom in January 2017, Roam Mobility brands in September of 2017, Ascio in March of 2019, FreedomPop in July 2019, and Cedar in January 2020.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2020	2019
Loss (gain) on currency forward contracts	$441	$(79)
Increase over prior period	$520
Increase - percentage	658%
Percentage of net revenues	1%	0%

The Company recorded a net loss of $0.4 million on the change in fair value of outstanding contracts as well as realized on matured contracts during the three months ended March 31, 2020.

At March 31, 2020, our balance sheet reflects a derivative instrument asset of $0.5 million and a liability of $1.7 million as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2020	2019
Other income (expense), net	$(1,237)	$(972)
Increase over prior period	$(265)
Increase - percentage	27%
Percentage of net revenues	1%	1%

Other expenses during the three months ended March 31, 2020 increased by $0.3 million when compared to the three months ended March 31, 2019. This was primarily due to interest incurred on our credit facility with the majority of the borrowings on the credit facility to support the build-out of the Ting Fiber network. Other expense consists primarily of the interest we incur in connection with our Amended 2019 Credit Facility. The interest incurred primarily relates to our loan balances obtained to fund the acquisition of eNom, Ascio and Cedar and funding for expenditures associated with the Company’s Fiber to the Home program.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2020	2019
Provision for income taxes	$1,101	$1,257
Decrease in provision over prior period	$(156)
Decrease - percentage	(12)%
Effective tax rate	28%	31%

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

For the three months ended March 31, 2020, we recorded an income tax expense of $1.1 million on income before income taxes of $3.9 million, using an estimated effective tax rate for Fiscal 2020 adjusted for certain minimum state taxes as well as the inclusion of a $0.2 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense.  Comparatively, for the three months ended March 31, 2019, we recorded an income tax expense of $1.3 million on income before taxes of $4.1 million, using an estimated effective tax rate for the 2019 fiscal year and reflecting the $0.4 million tax recovery impact related to ASU 2016-09.

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

We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at March 31, 2020 and December 31, 2019, respectively.

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

Our adjusted EBITDA definition excludes depreciation, amortization of intangible assets, income tax provision, interest expense (net), accretion of contingent consideration, stock-based compensation, asset impairment, gains and losses from unrealized foreign currency transactions and infrequently occurring items. Gains and losses from unrealized foreign currency transactions removes the unrealized effect of the change in the mark-to-market values on outstanding unhedged foreign currency contracts, as well as the unrealized effect from the translation of monetary accounts denominated in non-U.S. dollars to U.S. dollars.

The following table reconciles net income to adjusted EBITDA:

Reconciliation of Net income to Adjusted EBITDA	Three Months Ended March 31,
(In Thousands of US Dollars)	2020	2019
(unaudited)	(unaudited)	(unaudited)

Net income for the period	$2,834	$2,799
Depreciation of property and equipment	2,990	1,925
Amortization of intangible assets	3,301	2,040
Interest expense, net	1,150	972
Accretion of contingent consideration	87	-
Provision for income taxes	1,101	1,257
Stock-based compensation	801	525
Unrealized loss (gain) on change in fair value of forward contracts	348	(118)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	(42)	(328)
Acquisition and other costs[1]	111	359

Adjusted EBITDA	$12,681	$9,431

[1]Acquisition and other costs represents transaction-related expenses, transitional expenses, such as duplicative post-acquisition expenses, primarily related to our acquisition of eNom in January 2017, Ascio in March 2019, and Cedar in January 2020. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA increased by $3.3 million, or 35% to $12.7 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019. The increase in adjusted EBITDA from period-to-period was primarily driven by an increased contribution from Ascio, which is the result of increased operating cost synergies realized during the first quarter of 2020, as well as an increased contribution from Ting Fiber. The overall increase in EBITDA was partially offset by decreased contribution from the erosion of wholesale and retail registrations from our eNom brand as well as lower contribution from Ting Mobile, related to a decreasing subscriber base and lower usage related to COVID-19.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The following table presents other comprehensive income for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2020	2019
Other comprehensive income (loss)	$(1,191)	$610
Decrease over prior period	$(1,801)
Decrease - percentage	(295)%
Percentage of net revenues	(1)%	1%

The impact of the fair value adjustments on outstanding hedged contracts for the three months ended March 31, 2020 was a loss in OCI of $1.2 million as compared to a gain of $0.6 million for the three months ended March 31, 2019.

The net amount reclassified to earnings during the three months ended March 31, 2020 was a loss of $0.0 million compared to a loss of $0.1 million during the three months ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of  March 31, 2020, our cash and cash equivalents balance decreased $8.0 million when compared to December 31, 2019. Our principal uses of cash were $9.9 million for the continued investment in property and equipment, $8.8 million for the Acquisition of Cedar Holdings Group, Incorporated (“Cedar”), $3.1 million in stock repurchases, and $0.2 million of other costs, including tax payment associated with stock option exercises. These uses of cash were offset by cash provided by operating activities of $14.1 million.

Amended 2019 Credit Facility

On June 14, 2019, the Company and its wholly-owned subsidiaries, Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware) Inc. and Tucows (Emerald), LLC, entered into an Amended and Restated Senior Secured Credit Agreement with Royal Bank of Canada (“RBC”), as administrative agent, and lenders party thereto (collectively with RBC, the “Lenders”) under which the Company has access to an aggregate of up to $240 million in funds, inclusive of a $60 million accordion facility. The Amended 2019 Credit Facility replaced a secured Credit Agreement dated January 20, 2017 with Bank of Montreal RBC and Bank of Nova Scotia (as amended, the “2017 Amended Credit Facility”).

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

Other Credit Facilities

Prior to the Company entering into the Amended 2019 Credit Facility and the 2017 Amended Credit Facility, the Company had credit agreements (collectively the “Prior Credit Facilities”) with BMO, which provided the Company with continued access to a treasury risk management facility and a credit card facility. All remaining credit facilities under the 2017 Amended Credit Facility and the Prior Credit Facilities have been terminated.

The treasury risk management facility under the Prior Credit Facilities provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Prior Credit Facilities, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of March 31, 2020, the Company held contracts in the amount of $61.8 million to trade U.S. dollars in exchange for Canadian dollars.

Cash Flow from Operating Activities

Net cash inflows from operating activities during the three months ended March 31, 2020 was $14.1 million, an increase of 57% when compared to the three months ended March 31, 2019.

Net income, after adjusting for non-cash charges, during the three months ended March 31, 2020 was $9.9 million, an increase of 34% when compared to the prior year. Net income included non-cash charges and recoveries of $7.1 million such as depreciation, amortization, stock-based compensation, deferred income taxes, excess tax benefits on stock-based compensation, other income, unrealized gains on currency forward contracts, and disposal of domain names. In addition, changes in our working capital provided $4.2 million.  Positive contributions of $8.8 million from movements in deferred revenue, accounts receivable, accounts payable, inventory, income taxes recoverable, accreditation fees payable, customer deposits and prepaid expenses and deposits were offset by $4.6 million utilized in changes from prepaid domain name fees and accrued liabilities.

Cash Flow from Financing Activities

Net cash outflows from financing activities during the three months ended March 31, 2020 totaled $3.3 million as compared to cash inflows of $27.9 million during the three months ended March 31, 2019. Total cash outflows of $3.3 million were driven by $3.1 million related to the stock repurchases, in addition to a $0.2 million outflow for the payment of tax obligations resulting from the net exercise of stock options and loan payable costs. These cash outflows were offset by minor cash inflows related to the proceeds received on exercise of stock options.

Cash Flow from Investing Activities

Investing activities during the three months ended March 31, 2020 used net cash of $18.7 million as compared to using $38.5 million during the three months ended March 31, 2019. Cash outflows of $8.8 million related to the acquisition of Cedar, in addition to $9.9 million invested in property and equipment, primarily to support the continued expansion of our fiber footprint. The Company continues to invest in our existing Ting Towns of Centennial, CO, Charlottesville, VA, Fuquay-Varina, NC, Holly Springs, NC, Sandpoint, ID and Westminster, MD as well ramping construction in Fullerton, CA, Roaring Fork, CO, Rolesville, NC, Solana Beach, CA and Wake Forest, NC, as we seek to extend both our current network and expand to new towns. We expect our capital expenditures on building and expanding our fiber network to continue to increase during Fiscal 2020.

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

Off Balance Sheet Arrangements

As of March 31, 2020 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2019, we disclosed our contractual obligations. As of March 31, 2020, other than the items mentioned above, there have been no other material changes to those contractual obligations outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of March 31, 2020. We are also subject to market risk exposure related to changes in interest rates under our 2019 Amended Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

As of March 31, 2020, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

April - June 2020	9,653	1.3296	(526)
July - September 2020	10,656	1.3227	(627)
October - December 2020	9,658	1.3227	(565)
January - March 2021	11,124	1.4283	172
April - June 2021	9,878	1.4283	150
July - September 2021	10,782	1.4362	220
	$61,751	1.3795	$(1,176)

As of March 31, 2020, the Company had $61.8 million of outstanding foreign exchange forward contracts which will convert to CDN $85.2 million. Of these contracts, $51.0 million met the requirements for hedge accounting. As of December 31, 2019, the Company held contracts in the amount of $30.5 million to trade U.S. dollars in exchange for $40.5 million Canadian dollars. Of these contracts, $26.1 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2020. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2020. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2020 of approximately $1.0 million, before the effects of hedging. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of March 31, 2020, we had an outstanding balance of $114.4 million on the 2019 Amended Credit Facility.  The 2019 Amended Credit Facility bears a base interest rate based on borrowing elections by the Company and the Company’s total Funded Debt to EBITDA plus LIBOR.  As of March 31, 2020, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on 2019 Amended Credit Facility by approximately $1.1 million, assuming that the loan balance as of March 31, 2020 is outstanding for the entire period.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020 our disclosure controls and procedures were effective at the reasonable assurance level. Management’s assessment of disclosure controls and procedures excluded consideration of Cedar’s internal control over financial reporting. Cedar was acquired during the first quarter of 2020, and the exclusion is consistent with guidance provided by the SEC staff that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition, subject to specified conditions. Cedar’s total assets were approximately $14.8 million as March 31, 2020; its revenues during the three months ended March 31, 2020 were approximately $1.2 million.

(b)    Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of our acquisition of Cedar, we are in the process of evaluating Cedar’s internal controls to determine the extent to which modifications to Cedar’s internal controls would be appropriate.

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

Item 1A. Risk Factors

The following risk factor is provided to update the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. The risks described in this Quarterly Report and in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Health epidemics, including the recent COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations and financial results, and the markets and communities in which we and our employees, Mobile Network Operators (“MNOs”), vendors and customers operate.

Our business, operations and financial results could be adversely affected by health epidemics, including the recent COVID-19 pandemic, impacting the markets and communities in which we and our employees, MNOs, vendors and customers operate. In December 2019, a disease referred to as COVID-19 was reported and has spread to many countries worldwide, including the United States and Canada.

The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. With respect to our Network Access business segment, Roam Mobility, our niche prepaid Mobile Services brand that relies on global travel as a key factor in its success, has accounted for the majority of the negative financial impact caused by COVID-19. With travel restrictions and border closures halting business and leisure travel, we have seen new revenues for Roam Mobility trend toward zero through the end of March 2020. Given the current uncertainty around reopening of borders, easing of travel restrictions and consumers’ level of comfortability with business and leisure travel in a post pandemic world, we do not know when revenues for Roam Mobility will return to pre-pandemic levels, if ever. A continued decline in Roam Mobility revenue could harm our Network Access business. Ting Mobile, our primary post-paid Mobile Services brand, has experienced a drop in customer data usage and an increased churn rate of low-margin business accounts. We do not know when Ting Mobile customer data usage and business account churn rates will return to pre-pandemic levels, if ever, and continued declines and increases, respectively, could harm our Network Access business. Also within our Network Access business segment, we cancelled and rescheduled all in-home installation and service appointments across our Ting Fiber footprint. While we are implementing certain smart, reduced risk installs for our Ting Fiber customers, we do not expect new customer installations to return to pre-pandemic levels in the near term. A continued decline in new customer growth and installations could harm our Network Access business.

In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our MNOs, vendors and customers. We have implemented a work-from-home policy for substantially all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with vendors and service providers, longer time periods to provide services related to domain registrations, longer time to respond to Network Access customer service issues, extended timelines for Network Access customer installations and repairs, or other decreases in productivity that could harm our business.

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, operations, financial results or the global economy as a whole. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

Period	Total Number of Shares Repurchased	Average Price Paid per share	Total Number of Shares repurchased as part of a publicly announced program(1)	Approximate Dollar value of shares that may yet be purchased under the program
January 1-31, 2020	-	$-	-	$35,016
February 1-29, 2020	-	$-	-	$40,000
March 1-31, 2020	66,738	$46.71	66,738	$36,883

(1) On February 12, 2020, the Company announced that its Board has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases are to be made exclusively through the facilities of the NASDAQ Capital Market. The $40 million buyback program commenced on February 12, 2020 and is expected to terminate on February 12, 2021. During the three months ended March 31, 2020, the Company repurchased and cancelled 66,738 shares under the terms of this program for a total of $3.1 million.

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

Date: May 7, 2020	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ DAVINDER SINGH
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)