Form 10-Q
period 2020-06-30
TUCOWS INC /PA/
filed 2020-08-06
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 4, 2020, there were 10,567,610 outstanding shares of common stock, no par value, of the registrant.

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

PART I.    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	June 30,	December 31,
	2020	2019

Assets

Current assets:
Cash and cash equivalents	$8,859	$20,393
Accounts receivable, net of allowance for doubtful accounts of $214 as of June 30, 2020 and $131 as of December 31, 2019	7,506	14,564
Inventory	965	3,457
Prepaid expenses and deposits	16,549	13,478
Derivative instrument asset, current portion (note 5)	1,080	731
Prepaid domain name registry and ancillary services fees, current portion (note 12)	96,322	91,252
Assets held-for-sale (note 9)	9,027	-
Income taxes recoverable	1,326	1,800
Total current assets	141,634	145,675

Prepaid domain name registry and ancillary services fees, long-term portion (note 12)	17,902	17,915
Derivative instrument asset, long-term portion (note 5)	611	-
Deferred tax asset	340	-
Property and equipment	101,292	82,121
Right of use operating lease asset	11,066	11,335
Contract costs	344	1,400
Intangible assets (note 6)	52,732	57,654
Goodwill (note 6)	116,270	109,818
Total assets	$442,191	$425,918

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$6,511	$6,671
Accrued liabilities	9,915	9,373
Customer deposits	14,468	14,074
Derivative instrument liability, current portion (note 5)	561	-
Liabilities held-for-sale (note 9)	751	-
Operating lease liability, current portion (note 13)	1,506	1,413
Deferred revenue, current portion (note 11)	129,072	123,101
Accreditation fees payable, current portion	1,018	952
Income taxes payable	1,291	1,324
Total current liabilities	165,093	156,908

Derivative instrument liability, long-term portion (note 5)	158	-
Deferred revenue, long-term portion (note 11)	26,228	26,202
Accreditation fees payable, long-term portion	204	216
Operating lease liability, long-term portion (note 13)	9,169	9,424
Loan payable, long-term portion (note 7)	113,608	113,503
Other long-term liability (note 4 (b))	3,244	-
Deferred tax liability	27,113	25,471

Stockholders' equity (note 15)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 10,570,360 shares issued and outstanding as of June 30, 2020 and 10,585,159 shares issued and outstanding as of December 31, 2019	18,865	16,633
Additional paid-in capital	591	880
Retained earnings	77,322	76,208
Accumulated other comprehensive income (loss) (note 5)	596	473
Total stockholders' equity	97,374	94,194
Total liabilities and stockholders' equity	$442,191	$425,918

Contingencies (note 18)

Subsequent events (note 19)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Net revenues (note 11)	$82,122	$84,117	$166,107	$163,070

Cost of revenues (note 11)
Cost of revenues	51,790	54,873	104,978	106,805
Network expenses	2,485	2,385	4,901	4,780
Depreciation of property and equipment	3,030	2,038	5,907	3,839
Amortization of intangible assets (note 6)	326	314	680	488
Impairment of property and equipment	1,525	-	1,525	-
Total cost of revenues	59,156	59,610	117,991	115,912

Gross profit	22,966	24,507	48,116	47,158

Expenses:
Sales and marketing	9,218	8,856	18,203	17,597
Technical operations and development	3,067	2,752	5,818	5,275
General and administrative	5,465	4,796	10,206	9,244
Depreciation of property and equipment	125	134	238	258
Amortization of intangible assets (note 6)	2,504	2,251	5,451	4,117
Impairment of definite life intangible assets (note 6)	1,431	-	1,431	-
Loss (gain) on currency forward contracts (note 5)	(381)	(31)	60	(110)
Total expenses	21,429	18,758	41,407	36,381

Income from operations	1,537	5,749	6,709	10,777

Other income (expenses):
Interest expense, net	(846)	(1,314)	(1,996)	(2,286)
Other expense, net	(85)	-	(172)	-
Total other income (expenses)	(931)	(1,314)	(2,168)	(2,286)

Income before provision for income taxes	606	4,435	4,541	8,491

Provision for income taxes (note 8)	449	1,819	1,550	3,076

Net income for the period	157	2,616	2,991	5,415

Other comprehensive income, net of tax
Unrealized income (loss) on hedging activities (note 5)	1,114	240	(120)	789
Net amount reclassified to earnings (note 5)	200	80	243	141
Other comprehensive income net of tax expense of $398 and $103 for the three months ended June 30, 2020 and June 30, 2019, $32 and $298 for the six months ended June 30, 2020 and June 30, 2019 (note 5)	1,314	320	123	930

Comprehensive income, net of tax for the period	$1,471	$2,936	$3,114	$6,345

Basic earnings per common share (note 10)	$0.01	$0.25	$0.28	$0.51

Shares used in computing basic earnings per common share (note 10)	10,567,382	10,657,124	10,589,806	10,646,045

Diluted earnings per common share (note 10)	$0.01	$0.24	$0.28	$0.50

Shares used in computing diluted earnings per common share (note 10)	10,653,527	10,840,005	10,684,304	10,837,456

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Cash provided by:
Operating activities:
Net income for the period	$157	$2,616	$2,991	$5,415
Items not involving cash:
Depreciation of property and equipment	3,155	2,172	6,145	4,097
Impairment of property and equipment	1,525	-	1,525	22
Amortization of debt discount and issuance costs	67	90	134	168
Amortization of intangible assets	2,830	2,565	6,131	4,605
Net amortization contract costs	95	34	124	53
Impairment of definite life intangible assets	1,431	-	1,431	-
Accretion of contingent consideration	85	-	172	-
Other	223	-	223	-
Deferred income taxes (recovery)	(917)	1,449	(1,107)	1,911
Excess tax benefits on share-based compensation expense	(164)	(381)	(344)	(737)
Net Right of use operating assets/Operating lease liability	291	79	112	49
Loss on disposal of domain names	2	2	15	6
Loss (gain) on change in the fair value of forward contracts	(436)	(70)	(88)	(188)
Stock-based compensation	847	685	1,648	1,210
Change in non-cash operating working capital:
Accounts receivable	401	1,031	2,552	(157)
Inventory	900	108	1,804	516
Prepaid expenses and deposits	(3,247)	(2,524)	(3,222)	(2,914)
Prepaid domain name registry and ancillary services fees	(2,204)	1,651	(5,057)	(65)
Income taxes recoverable	294	(1,639)	794	(2,875)
Accounts payable	(1,521)	(1,170)	250	(384)
Accrued liabilities	2,165	2,266	334	3,587
Customer deposits	336	(808)	394	(521)
Deferred revenue	2,655	(1,131)	5,997	2,138
Accreditation fees payable	(31)	(46)	54	34
Net cash provided by operating activities	8,939	6,979	23,012	15,970

Financing activities:
Proceeds received on exercise of stock options	29	122	46	194
Payment of tax obligations resulting from net exercise of stock options	(165)	(185)	(347)	(524)
Repurchase of common stock	(164)	-	(3,281)	-
Proceeds received on loan payable	-	7,431	-	40,371
Repayment of loan payable	-	(3)	-	(4,603)
Payment of loan payable costs	(7)	(434)	(32)	(641)
Net cash (used in) provided by financing activities	(307)	6,931	(3,614)	34,797

Investing activities:
Additions to property and equipment	(12,150)	(10,414)	(22,093)	(20,849)
Acquisition of other assets	-	(2,501)	-	(2,501)
Acquisition of Cedar Holdings Group, net of cash of $66 (note 4(b))	-	-	(8,770)	-
Acquisition of Ascio Technologies, net of cash of $1 (note 4(a))	-	-	-	(28,024)
Acquisition of intangible assets	(69)	(27)	(69)	(27)
Net cash used in investing activities	(12,219)	(12,942)	(30,932)	(51,401)

Increase (decrease) in cash and cash equivalents	(3,587)	968	(11,534)	(634)

Cash and cash equivalents, beginning of period	12,446	11,035	20,393	12,637
Cash and cash equivalents, end of period	$8,859	$12,003	$8,859	$12,003

Supplemental cash flow information:
Interest paid	$686	$1,318	$1,840	$2,294
Income taxes paid, net	$1,243	$2,046	$2,200	$4,164
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$635	$674	$635	$674
Fair value of shares issued for acquisition of Cedar Holdings Group	$-	$-	$2,000	$-
Fair value of contingent consideration for acquisition of Cedar Holdings Group	$7	$-	$3,072	$-

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

2. Basis of Presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at June 30, 2020 and the results of operations and cash flows for the interim periods ended June 30, 2020 and 2019. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. Other than the exception noted below, these interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in Tucows' 2019 Annual Report on Form 10-K filed with the SEC on March 4, 2020 (the “2019 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three and six months ended June 30, 2020 as compared to the significant accounting policies and estimates described in our 2019 Annual Report, except as described in Note 3 – Recent Accounting Pronouncements, and Note 9 - Assets Held-for-sale.

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
3.

Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives

The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently charged interest and standby fees associated with its Amended 2019 Credit Facility (as defined below) based on LIBOR, which will need to be amended when an alternative reference rate is chosen, at which time we may adopt some of the practical expedients provided by ASU 2020-04.

4. Acquisitions:

(a)	Ascio

On March 18, 2019, the Company entered into an Asset Purchase Agreement to purchase all of the equity of Ascio Technologies, Inc. (“Ascio”), a domain registrar business, and all of CSC’s assets related to that business. For more information, see Note 3 - Acquisitions of the 2019 Annual Report.

(b)	Cedar

In the fourth quarter of 2019, the Company entered into a Stock Purchase Agreement to purchase all of the issued and outstanding shares of Cedar Holdings Group, Incorporated (“Cedar”), a fiber Internet provider business based in Durango, Colorado.  The transaction closed on January 1, 2020, following receipt of all regulatory approvals.  The purchase price was $14.1 million, less an estimated purchase price adjustment of approximately $0.2 million relating to a working capital deficit and assessment of the fair value of contingent consideration, for net purchase consideration of $13.9 million. In addition to $9.0 million cash consideration due at closing, the Company also issued 32,374 ($2.0 million) of Tucows Inc. shares with a two-year restriction period at closing.  Included in the agreement is contingent consideration totaling up to $4.0 million, due on the 24th and 36th month anniversaries of the closing of the transaction dependent upon the achievement of certain milestones as defined in the Share Purchase Agreement. The fair value of the contingent consideration was determined to be $3.1 million using a discount rate of 11.2%. The Company has prepared a preliminary purchase price allocation of the assets acquired and the liabilities assumed of Cedar based on management’s best estimates of fair value.  The final purchase price allocation may vary based on final appraisals, valuations and analyses of the fair value of the acquired assets and assumed liabilities.

The amortization period for the customer relationships and network rights are 7 and 15 years, respectively.

The following table shows the preliminary allocation of the purchase price for Cedar to the acquired identifiable assets and liabilities assumed ( thousands of U.S. dollars):

Cash Consideration, including working capital adjustment	$8,836
Share-based payment	2,000
Fair value of contingent payments	3,072
Total estimated purchase price	13,908

Cash and Cash Equivalents	66
Accounts Receivables, net	47
Other current assets	22
Property and equipment	4,661
Right of use operating lease	18
Intangible assets, consisting of customer relationships and network rights	5,390
Total identifiable assets	10,204
Accounts payable and accrued liabilities	(362)
Deferred tax liability	(2,373)
Operating lease liability	(13)
Total liabilities assumed	(2,748)
Total net assets (liabilities) assumed	7,456
Total goodwill	$6,452

The goodwill related to this acquisition is primarily attributable to synergies expected to arise from the acquisition and is not deductible for tax purposes.

In connection with this acquisition, the Company incurred total acquisition related costs of $0.1 million, of which nil were included in General & Administrative expenses in the consolidated statements of Operations and comprehensive Income for the three and six months ended  June 30, 2020.

The following table presents selected unaudited pro forma information for the Company assuming the acquisition of Cedar had occurred as of January 1, 2019. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what results would be for any future periods.

	Unaudited	Unaudited
	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2019	2019

Net revenues	$85,345	$165,526
Net income	2,740	5,440

Basic earnings per common share	0.26	0.51
Diluted earnings per common share	$0.25	$0.50

The amount of revenue recognized since the acquisition date included in the consolidated statements of operations and comprehensive income statement for the three and six months ended June 30, 2020 is $1.2 million and $2.4 million, respectively.

The net income recognized since the acquisition date included in the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2020 is a gain of $0.1 million and a loss of $0.2 million, respectively.

5. Derivative Instruments and Hedging Activities:

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign exchange rate risk and interest rate risk.

Since October 2012, the Company has employed a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on its future cash flows related to a portion of payroll, taxes, rent and payments to Canadian domain name registry suppliers that are denominated in Canadian dollars and are expected to be paid by its Canadian operating subsidiary. In May 2020, the Company entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to variable interest payments on the Credit facility. The notional value of the interest rate swap was $70 million.

As part of its risk management strategy, the Company also uses derivative instruments to hedge a portion of the foreign exchange risk and interest rate risk associated with these costs. The Company does not use these forward contracts for trading or speculative purposes. The foreign exchange contracts typically mature between one and eighteen months, and the interest rate swap matures in June 2023.

The Company has designated certain of these foreign exchange transactions as cash flow hedges of forecasted transactions under ASU 2017- 12, Derivatives and Hedging (Topic 815) (“ASC Topic  815”). For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. The Company has also designated the interest rate swap as a cash flow hedge of expected future interest payments. Accordingly, for the foreign exchange and interest rate swap contracts, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income and reclassified to earnings when the hedged transaction is recognized in earnings. Cash flows from hedging activities are classified under the same category as the cash flows from the hedged items in the consolidated statements of cash flows. The fair value of the contracts, as of June 30, 2020 and December 31, 2019, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of June 30, 2020, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $52.1 million, of which $44.2 million met the requirements of ASC Topic 815 and were designated as hedges.

As of December 31,  2019, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars wa s $30.5 million, of which $26.1 million met the requirements of ASC Topic 815 and were designated as hedges.

As of June 30, 2020, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

July - September 2020	10,656	1.3227	(273)
October - December 2020	9,658	1.3227	(247)
January - March 2021	11,124	1.4283	574
April - June 2021	9,878	1.4283	507
July - September 2021	10,782	1.4362	611
	$52,098	1.3888	$1,172

As of June 30, 2020, the notional amount of the Company's interest rate swap designated as a cash flow hedge was $70 million. As of December 31, 2019 the Company had not entered into any interest rate swaps.

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of June 30, 2020 Fair Value Asset (Liability)	As of December 31, 2019 Fair Value Asset
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$982	$626
Interest rate swap contract designated as a cash flow hedge (net)	Derivative instruments	(200)	$-
Foreign Currency forward contracts not designated as cash flow hedges (net)	Derivative instruments	190	105
Total foreign currency forward contracts (net)	Derivative instruments	$972	$731

Movement in accumulated other comprehensive income (AOCI) balance for the three months ended June 30, 2020  (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - March 31, 2020	$(932)	$214	$(718)
Other comprehensive income (loss) before reclassifications	1,453	(339)	1,114
Amount reclassified from AOCI	259	(59)	200
Other comprehensive income (loss) for the three months ended June 30, 2020	1,712	(398)	1,314

Ending AOCI Balance - June 30, 2020	$780	$(184)	$596

Movement in accumulated other comprehensive income (AOCI) balance for the six months ended June 30, 2020 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2019	$625	$(152)	$473
Other comprehensive income (loss) before reclassifications	(162)	42	(120)
Amount reclassified from AOCI	317	(74)	243
Other comprehensive income (loss) for the six months ended June 30, 2020	155	(32)	123

Ending AOCI Balance - June 30, 2020	$780	$(184)	$596

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended June 30, 2020 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(201)
Foreign currency forward contracts for the three months ended June 30, 2020	$1,314	Cost of revenues	$(58)

Interest rate swap contract for the three months ended June 30, 2020	$-	Interest expense, net	$-

		Operating expenses	$(91)
Foreign currency forward contracts for the three months ended June 30, 2019	$320	Cost of revenues	$(15)

Interest rate swap contract for the three months ended June 30, 2019	$-	Interest expense, net	$-

Effects of derivative instruments on income and other comprehensive income (OCI) for the six months ended June 30, 2020 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(246)
Foreign currency forward contracts for the six months ended June 30, 2020	$123	Cost of revenues	$(71)

Interest rate swap contract for the six months ended June 30, 2020	$-	Interest expense, net	$-

		Operating expenses	$(154)
Foreign currency forward contracts for the six months ended June 30, 2019	$930	Cost of revenues	$(32)

Interest rate swap contract for the six months ended June 30, 2019	$-	Interest expense, net	$-

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company recorded the following fair value adjustments on settled and outstanding contracts (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
Forward currency contracts not designated as hedges:	2020	2019	2020	2019

Gain (loss) on settlement	$(55)	$(39)	$(148)	$(78)

Gain (loss) on change in fair value	$436	$70	$88	$188

6. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance is $116.3 million as of June 30, 2020 and $109.8 million as of December 31, 2019. The Company's goodwill relates 93% ( $107.7 million) to its Domain Services operating segment and 7% ( $8.6 million) to its Network Access Services operating segment.

Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present. No impairment was recognized during the three and six months ended June 30, 2020 and 2019.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended June 30, 2020 and June 30, 2019, the Company assessed that certain domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should not be renewed.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years.

In June 2020, in light of developments in the economy and the business and leisure travel industries as a result of the novel strain of coronavirus (“COVID-19”) pandemic, the Company decided to discontinue the operation of Roam Mobility. As a consequence of the decision to shut down its Roam Mobility operations, the Company has recorded an impairment loss associated with Roam Mobility customer relationships of $1.4 million, as at June 30, 2020.

In June 2020, the Company committed to a plan to sell its Ting Mobile customer base and reclassified its mobile customer relationships totaling  $2.6 million as held-for-sale assets (Note 9). See Note 19 - Subsequent Events for more information on the Company’s sale of its Ting Mobile customer base.

Throughout the second quarter of 2020, the Company purchased several non-exclusive land easements, totaling $0.1 million, which are necessary for the Company to install fiber internet infrastructure in conjunction with its Fiber Internet business.

Acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, March 31, 2020	$11,162	$1,135	$8,573	$36,469	$1,189	$1,387	$59,915
Cedar Networks acquisition (Note 4 (b))	-	-	-	10	-	(195)	(185)
Additions to/(disposals from) domain portfolio, net	(2)	-	-	-	-	-	(2)
Impairment of definite life intangible asset	-	-	-	(1,431)	-	-	(1,431)
Other	-	-	-	(223)	-	-	(223)
Classified as assets held for-sale	-	-	-	(2,581)	-	-	(2,581)
Acquisition of Network rights						69	69
Amortization expense	-	-	(517)	(1,987)	(305)	(21)	(2,830)
Balances, June 30, 2020	$11,160	$1,135	$8,056	$30,257	$884	$1,240	$52,732

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, December 31, 2019	$11,166	$1,144	$9,091	$34,268	$1,516	$469	$57,654
Cedar Networks acquisition (Note 4 (b))	-	-	-	4,640	-	750	5,390
Additions to/(disposals from) domain portfolio, net	(6)	(9)	-	-	-	-	(15)
Impairment of definite life intangible asset	-	-	-	(1,431)	-	-	(1,431)
Other	-	-	-	(223)	-	-	(223)
Classifed as assets held for-sale	-	-	-	(2,581)	-	-	(2,581)
Acquisition of Network rights	-	-	-	-	-	69	69
Amortization expense	-	-	(1,035)	(4,416)	(632)	(48)	(6,131)
Balances, June 30, 2020	$11,160	$1,135	$8,056	$30,257	$884	$1,240	$52,732

The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
Remainder of 2020	$5,202
2021	11,783
2022	10,839
2023	8,811
2024	2,399
Thereafter	1,403
Total	$40,437

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

The Amended 2019 Credit Facility replaced a secured Credit Agreement dated January 20, 2017 with Bank of Montreal, RBC and Bank of Nova Scotia (as amended, the “2017 Amended Credit Facility”).

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

The Amended 2019 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Amended 2019 Credit Facility requires that the Company to comply with the following financial covenants: (i) at all times, a Total Funded Debt to Adjusted EBITDA Ratio (as defined in the Amended 2019 Credit Agreement) of 3.50:1; and (ii) with respect to each fiscal quarter, an Interest Coverage Ratio (as defined in the Amended 2019 Credit Agreement) of not less than 3.00:1. Further, the Company’s maximum annual Capital Expenditures cannot exceed 110% of the forecasted capital expenditures of its annual business plan. In addition, share repurchases require the Lenders’ consent if the Company’s Total Funded Debt to Adjusted EBITDA ratio exceeds 2.00:1. During the three and six months ended  June 30, 2020, the Company was in compliance with these covenants.

Borrowings under the Amended 2019 Credit Facility will accrue interest and standby fees based on the Company’s Total Funded Debt to Adjusted EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:
Availment type or fee	Less than 1.00	Greater than or equal to 1.00 and less than 2.00	Greater than or equal to 2.00 and less than 2.50	Greater than or equal to 2.50
Canadian dollar borrowings based on Bankers’ Acceptance or U.S. dollar borrowings based on LIBOR (Margin)	1.50%	1.85%	2.35%	2.85%
Canadian or U.S. dollar borrowings based on Prime Rate or U.S. dollar borrowings based on Base Rate (Margin)	0.25%	0.60%	1.10%	1.60%
Standby fees	0.30%	0.37%	0.47%	0.57%

The following table summarizes the Company’s borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	June 30, 2020	December 31, 2019

Revolver	$114,400	$114,400
Less: unamortized debt discount and issuance costs	(792)	(897)
Total loan payable	113,608	113,503
Less: loan payable, current portion	-	-
Loan payable, long-term portion	$113,608	$113,503

The following table summarizes our scheduled principal repayments as of June 30, 2020 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2020	$-
2021	-
2022	-
2023	114,400
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

8. Income Taxes:

For the three months ended June 30, 2020, we recorded an income tax expense of $0.4 million on income before income taxes of $0.6 million, using an estimated effective tax rate for the fiscal year ending December 31, 2020 (“Fiscal 2020”) adjusted for certain minimum state taxes as well as the inclusion of a $0.1 million tax recovery related to ASU No. 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Our effective tax rate for the three months ended June 30, 2020 is also adversely affected by discrete losses of $3.7 million related to the impairment of Ting TV and Roam Mobility assets, the tax benefit of which has only been partially recognized.

Comparatively, for the three months ended June 30, 2019, the Company recorded an income tax expense of $1.8 million on income before taxes of $4.4 million, using an estimated effective tax rate for the 2019 fiscal year and adjusted for the $0.3 million tax recovery impact related to ASU 2016-09.

For the six months ended June 30, 2020, we recorded an income tax expense of $1.6 million on net income before income taxes of $4.5 million, using an estimated effective tax rate for Fiscal 2020 adjusted for certain minimum state taxes, as well as the inclusion of a $0.2 million tax recovery related to ASU No. 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Our effective tax rate for the six months ended June 30, 2020 is also adversely affected by discrete losses of $3.7 million related to the impairment of Ting TV and Roam Mobility assets, the tax benefit of which has only been partially recognized.

Comparatively, for the six months ended June 30, 2019, the Company recorded an income tax expense of $3.1 million on income before taxes of $8.5 million, using an estimated effective tax rate for the 2019 fiscal year and adjusted for the $0.7 million tax recovery impact related to ASU 2016-09.

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

In connection with the eNom acquisition in 2017, we acquired deferred tax liabilities primarily composed of prepaid registry fees. As a result, we aligned our tax methodology pertaining to the deductibility of prepaid registry fees for our other subsidiaries. In the first quarter of 2019, we determined that we were in technical violation with respect to the administrative application of the accounting method change relating to the deductibility of prepaid registry fees for these additional subsidiaries. In February 2019, the Company filed an application for relief ("9100 Relief") to correct the issue. In November 2019, the Company was granted 9100 Relief and was given 30 days to file the appropriate forms based on prescribed instructions. The Company filed the forms in December 2019 and now awaits the final IRS response and acceptance of the change in accounting method. Management is of the view that it is more likely than not that the IRS will accept the 9100 Relief and filing of the prescribed forms. As such, no additional tax uncertainties or related interest or penalties have been recorded as at June 30, 2020.

The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at June 30, 2020 and December 31, 2019, respectively.

9. Assets and liabilities held-for-sale:

Accounting Policy:

When the Company initiates the sale of long-lived assets, it assesses whether the assets meet the criteria to be considered assets held-for-sale. The review is based on whether the following criteria are met:

- Management and the Company's board of directors have committed to a plan to sell the asset;

- The subject assets are available for immediate sale in their present condition;

- The Company is actively locating buyers as well as other initiatives required to complete the sale;

- The sale is probable and the transfer is expected to qualify for recognition as a complete sale in one year;

- The long-lived asset is being actively marketed for sale at a price that is reasonable in relation to fair value; and

- Actions necessary to complete the plan indicate it is unlikely significant changes will be made to the plan or the plan will be withdrawn.

Description of asset groups held-for-sale:

If all the criteria are met, a long-lived asset or liabilities held for sale is measured at the lower of its carrying amount or fair value less cost to sell, and the Company will cease recording depreciation. Any adjustment to the carrying amount is recorded as an impairment loss.

In June 2020, the Company committed to a plan to sell the Ting Mobile customer base and the Company's mobile inventory. Accordingly, any capitalized costs associated with the Ting Mobile customer base have been presented as a disposal group held for sale at June 30, 2020. The sale of Tucows' mobile customer base was completed on August 1, 2020 pursuant to an asset sale transaction with Dish Wireless L.L.C. (“DISH”). See Note 19 - Subsequent Events for more information on the details on the transaction with DISH.

As at June 30, 2020 the disposal group comprised assets of $9.0 million and liabilities of $0.8 million comprised of the following assets and liabilities:

June 30, 2020

Device credits	$99
Accounts receivable	4,554
Mobile inventory	861
Capitalized contract costs (net)	932
Customer relationship intangible assets (net)	2,581
Assets held for sale	$9,027

Accounts payable	$594
Accrued liabilities	157
Liabilities held for sale	$751

No impairment loss was recorded in the consolidated statements of operations and comprehensive income as a result of classifying the aforementioned assets as held for sale during the three and six months ended June 30, 2020.

10. Basic and Diluted Earnings per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of US dollars, except for share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Numerator for basic and diluted earnings per common share:
Net income for the period	$157	$2,616	$2,991	$5,415

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,567,382	10,657,124	10,589,806	10,646,045
Effect of outstanding stock options	86,145	182,881	94,498	191,411
Diluted weighted average number of shares outstanding	10,653,527	10,840,005	10,684,304	10,837,456

Basic earnings per common share	$0.01	$0.25	$0.28	$0.51

Diluted earnings per common share	$0.01	$0.24	$0.28	$0.50

For the three months ended  June 30, 2020, options to purchase 734,388 common shares were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares for the period as compared to the three months ended  June 30, 2019, where 260,700 outstanding options were not included in the computation.

For the  six months ended  June 30, 2020, options to purchas e 734,388 common shares were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares for the period as compared to the six months ended  June 30, 2019, where 260,700 outstanding options were not included in the computation.

11. Revenue:

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

Nature of goods and services

The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments, see Note 14 – Segment Reporting.

(a)	Network Access Services

The Company generates Network Access Services revenues primarily through the provisioning of mobile services, Ting Mobile. Other sources of revenue include the provisioning of fixed high-speed Internet access, Ting Internet, as well as billing solutions to Internet Service Providers (“ISPs”).

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Network Access Services:
Mobile Services	$17,567	$20,986	$37,715	$41,795
Other Services	4,414	2,644	8,722	5,087
Total Network Access Services	21,981	23,630	46,437	46,882

Domain Services:
Wholesale
Domain Services	46,206	46,485	92,169	89,076
Value Added Services	5,034	4,775	9,741	8,959
Total Wholesale	51,240	51,260	101,910	98,035

Retail	8,567	8,783	17,017	17,425
Portfolio	334	444	743	728
Total Domain Services	60,141	60,487	119,670	116,188

	$82,122	$84,117	$166,107	$163,070

During the  three and six months ended June 30, 2020 and the three and six months ended June 30, 2019 no customer accounted for more than 10% of total revenue and no customer accounted for more than 10% of accounts receivable.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Network Access Services:
Mobile Services	$8,660	$10,806	$18,517	$21,549
Other Services	1,665	956	3,381	2,025
Total Network Access Services	10,325	11,762	21,898	23,574

Domain Services:
Wholesale
Domain Services	36,354	37,817	72,823	72,656
Value Added Services	762	738	1,547	1,531
Total Wholesale	37,116	38,555	74,370	74,187

Retail	4,219	4,409	8,453	8,768
Portfolio	130	147	257	276
Total Domain Services	41,465	43,111	83,080	83,231

Network Expenses:
Network, other costs	2,485	2,385	4,901	4,780
Network, depreciation and amortization costs	3,356	2,352	6,587	4,327
Network, impairment	1,525	-	1,525	-
Total Network Expenses	7,366	4,737	13,013	9,107

	$59,156	$59,610	$117,991	$115,912

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

Significant changes in deferred revenue for the six months ended June 30, 2020 were as follows (Dollar amounts in thousands of U.S. dollars):

June 30, 2020

Balance, beginning of period	$149,303
Deferred revenue	120,647
Recognized revenue	(114,650)
Balance, end of period	$155,300

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

Deferred revenue related to Exact hosting contracts is also deferred over the lives of the individual contracts, which are expected to be fully recognized within the next twelve months. In connection with the shutdown of the Roam Mobility operations, all previously deferred revenue associated with the Roam Mobility operations has been recognized as of June 30, 2020.

12. Costs to obtain and fulfill a Contract

Deferred costs of fulfillment

Deferred costs to fulfill contracts generally consist of domain registration costs which have been paid to a domain registry, and are capitalized as Prepaid domain name registry and ancillary services fees. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. For the six months ended  June 30, 2020, the Company capitalized $88.2 million and also amortized $83.1 million of contract costs. There was no impairment loss recognized in relation to the costs capitalized during the six months ended  June 30, 2020. Amortization expense of deferred costs is primarily included in cost of revenue. The breakdown of the movement in the prepaid domain name registry and ancillary services fees balance for the six months ended June 30, 2020 is as follows (Dollar amounts in thousands of U.S. dollars).

June 30, 2020

Balance, beginning of period	$109,167
Deferral of costs	88,194
Recognized costs	(83,137)
Balance, end of period	$114,224

13. Leases

We lease datacenters, corporate offices and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating Lease Cost (leases with a total term greater than 12 months)	$527	$826	$1,074	$1,897
Short-term Lease Cost (leases with a total term of 12 months or less)	130	279	374	403
Variable Lease Cost	145	193	273	364
Total Lease Cost	$802	$1,298	$1,721	$2,664

Lease Cost is presented in general and administrative expenses and network expenses within our consolidated statements of operations and comprehensive income.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
Supplemental cashflow information:	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating Lease - Operating Cash Flows (Fixed Payments)	$429	$834	$987	$1,885
Operating Lease - Operating Cash Flows (Liability Reduction)	$359	$703	$797	$1,651
New ROU Assets - Operating Leases	$36	$41	$911	$4,468

Supplemental balance sheet information related to leases:	June 30, 2020	December 31, 2019
Weighted Average Discount Rate	3.95%	5.20%
Weighted Average Remaining Lease Term	8.51 yrs	8.62 yrs

Maturity of lease liability as of June 30, 2020 (Dollar amounts in thousands of U.S. dollars):

June 30, 2020
Remaining of 2020	$973
2021	1,774
2022	1,695
2023	1,657
2024	1,379
Thereafter	5,068
Total future lease payments	12,546
Less imputed interest	1,871
Total	$10,675

Operating lease payments include payments under the non-cancellable term and approximately $0.6 million related to options to extend lease terms that are reasonably certain of being exercised.

As of June 30, 2020, we have entered into lease agreements for total payments of$1.1 million that have not yet commenced, and therefore are not included in the lease liability.

In March 2020, the Company modified a corporate office lease to defer its April 2020 rent payment to be paid later in four equal installments from September to December 2020. The modification resulted in an increase to the right of use operating lease asset and right of use operating lease liability of $0.3 million and $0.6 million, respectively, which also included the foreign exchange re-measurement of the right of use asset at the date of modification. Foreign exchange revaluation on both the right of use asset and liability is presented in general and administrative expenses within our consolidated statements of operations and comprehensive income.

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

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in Note 11 – Revenue), which is regularly reported to the chief operating decision maker is as follows (Dollar amounts in thousands of US dollars):

	Network Access Services	Domain Services	Consolidated Totals
Three Months Ended June 30, 2020

Net Revenues	$21,981	$60,141	$82,122

Cost of revenues
Cost of revenues	10,325	41,465	51,790
Network expenses	605	1,880	2,485
Depreciation of property and equipment	2,584	446	3,030
Amortization of intangible assets	21	305	326
Impairment of Property Plant and Equipment	1,525	-	1,525
Total cost of revenues	15,060	44,096	59,156
Gross Profit	6,921	16,045	22,966

Expenses:
Sales and marketing			9,218
Technical operations and development			3,067
General and administrative			5,465
Depreciation of property and equipment			125
Amortization of intangible assets			2,504
Impairment of definite life intangible assets			1,431
Loss (gain) on currency forward contracts			(381)
Income from operations			1,537
Other income (expenses), net			(931)
Income before provision for income taxes			$606

	Network Access Services	Domain Services	Consolidated Totals
Three Months Ended June 30, 2019

Net Revenues	$23,630	$60,487	$84,117

Cost of revenues
Cost of revenues	11,762	43,111	54,873
Network expenses	516	1,869	2,385
Depreciation of property and equipment	1,656	382	2,038
Amortization of intangible assets	12	302	314
Total cost of revenues	13,946	45,664	59,610
Gross Profit	9,684	14,823	24,507

Expenses:
Sales and marketing			8,856
Technical operations and development			2,752
General and administrative			4,796
Depreciation of property and equipment			134
Amortization of intangible assets			2,251
Loss (gain) on currency forward contracts			(31)
Income from operations			5,749
Other income (expenses), net			(1,314)
Income before provision for income taxes			$4,435

	Network Access Services	Domain Services	Consolidated Totals
Six Months Ended June 30, 2020

Net Revenues	$46,437	$119,670	$166,107

Cost of revenues
Cost of revenues	21,898	83,080	104,978
Network expenses	1,143	3,758	4,901
Depreciation of property and equipment	4,998	909	5,907
Amortization of intangible assets	48	632	680
Impairment of Property Plant and Equipment	1,525	-	1,525
Total cost of revenues	29,612	88,379	117,991
Gross Profit	16,825	31,291	48,116

Expenses:
Sales and marketing			18,203
Technical operations and development			5,818
General and administrative			10,206
Depreciation of property and equipment			238
Amortization of intangible assets			5,451
Impairment of definite life intangible assets			1,431
Loss (gain) on currency forward contracts			60
Income from operations			6,709
Other income (expenses), net			(2,168)
Income before provision for income taxes			$4,541

	Network Access Services	Domain Services	Consolidated Totals
Six Months Ended June 30, 2019

Net Revenues	$46,882	$116,188	$163,070

Cost of revenues
Cost of revenues	23,574	83,231	106,805
Network expenses	1,038	3,742	4,780
Depreciation of property and equipment	3,109	730	3,839
Amortization of intangible assets	23	465	488
Total cost of revenues	27,744	88,168	115,912
Gross Profit	19,138	28,020	47,158

Expenses:
Sales and marketing			17,597
Technical operations and development			5,275
General and administrative			9,244
Depreciation of property and equipment			258
Amortization of intangible assets			4,117
Loss (gain) on currency forward contracts			(110)
Income from operations			10,777
Other income (expenses), net			(2,286)
Income before provision for income taxes			$8,491

(b)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of US dollars):

	June 30, 2020	December 31, 2019

Canada	$1,112	$2,319
United States	100,137	79,758
Europe	43	44
	$101,292	$82,121

(c)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of US dollars):

	June 30, 2020	December 31, 2019

Canada	$2,885	$5,207
United States	37,552	40,137
	$40,437	$45,344

(d)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region (Dollar amounts in thousands of US dollars):

	June 30, 2020	December 31, 2019

Canada	$340	$-
	$340	$-

(e)           Valuation and qualifying accounts (Dollar amounts in thousands of US dollars):

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period

Six Months Ended June 30, 2020	$131	$83	$-	$214
Twelve months ended December 31, 2019	$132	$(1)	$-	$131

15. Stockholders' Equity:

The following table summarizes stockholders' equity transactions for the three-month period ended June 30, 2020 (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained	comprehensive	stockholders'
	Number	Amount	capital	earnings	income (loss)	equity

Balances, March 31, 2020	10,562,774	18,751	-	77,323	(718)	95,356

Exercise of stock options	16,922	120	(91)	-	-	29
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(5,836)	-	(165)	-	-	(165)
Repurchase and retirement of shares	(3,500)	(6)	-	(158)	-	(164)
Stock-based compensation	-	-	847	-	-	847
Net income	-	-	-	157	-	157
Other comprehensive income (loss)	-	-	-	-	1,314	1,314
Balances, June 30, 2020	10,570,360	$18,865	$591	$77,322	$596	$97,374

The following table summarizes stockholders' equity transactions for the six-month period ended June 30, 2020 (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained	comprehensive	stockholders'
	Number	Amount	capital	earnings	income (loss)	equity

Balances, December 31, 2019	10,585,159	16,633	880	76,208	473	94,194

Exercise of stock options	41,935	356	(310)	-	-	46
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(18,870)	-	(347)	-	-	(347)
Acquisition of Cedar Holdings Group	32,374	2,000	-	-	-	2,000
Repurchase and retirement of shares	(70,238)	(124)	(1,280)	(1,877)	-	(3,281)
Stock-based compensation	-	-	1,648	-	-	1,648
Net income	-	-	-	2,991	-	2,991
Other comprehensive income (loss)	-	-	-	-	123	123
Balances, June 30, 2020	10,570,360	$18,865	$591	$77,322	$596	$97,374

2020 Stock Buyback Program

On February 12, 2020, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 13, 2020 and is expected to terminate on February 12, 2021. For the three months ended June 30, 2020, the Company repurchased 3,500 shares under this program for total consideration of $0.2 million. For the six months ended June 30, 2020, the Company repurchased 70,238 shares under this program for total consideration of $3.3 million.

2019 Stock Buyback Program

On February 13, 2019, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 14, 2019 and terminated on February 13, 2020. During the three and six months ended June 30, 2019, as well as the six months ended June 30, 2020, the Company did not repurchase any shares under this program.

2018 Stock Buyback Program

On February 14, 2018, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 14, 2018 and terminated on February 13, 2019.  During the six months ended June 30, 2019, the Company did not repurchase any shares under this program.

16. Share-based Payments:

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

Details of stock option transactions for the three months ended  June 30, 2020 and  June 30, 2019 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	730,037	$50.85	665,156	$44.46
Granted	190,025	59.53	144,300	62.12
Exercised	(16,922)	9.79	(25,316)	13.26
Forfeited	(4,826)	59.15	(8,550)	56.08
Expired	(1,036)	58.39	(675)	55.65
Outstanding, end of period	897,278	53.41	774,915	48.63
Options exercisable, end of period	390,868	$46.20	306,078	$33.97

Details of stock option transactions for the six months ended  June 30, 2020 and  June 30, 2019 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	754,497	$49.94	702,337	$43.80
Granted	195,525	59.19	144,300	62.12
Exercised	(41,935)	16.23	(54,359)	19.34
Forfeited	(8,315)	60.23	(15,301)	57.55
Expired	(2,494)	59.86	(2,062)	55.65
Outstanding, end of period	897,278	53.41	774,915	48.63
Options exercisable, end of period	390,868	$46.20	306,078	$33.97

As of June 30, 2020, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$10.16 - $19.95	62,090	$16.23	1.2	$2,551	62,090	$16.23	1.2	$2,551
$21.10 - $27.53	51,250	24.11	1.4	1,702	51,250	24.11	1.4	1,702
$35.25 - $37.35	14,375	35.89	2.9	308	13,125	35.95	2.9	280
$46.90 - $47.00	15,000	47.30	5.7	150	3,750	47.00	3.7	39
$51.82 - $58.65	340,878	55.52	4.0	640	175,527	55.69	3.8	310
$60.01 - $64.10	413,685	61.71	6.1	-	85,126	63.33	5.3	-
	897,278	$53.41	4.7	$5,351	390,868	$46.20	3.4	$4,882

Total unrecognized compensation cost relating to unvested stock options at June 30, 2020, prior to the consideration of expected forfeitures, is approxi mately $8.8 m illion and is expected to be recognized over a weighted average period of 2.6 years.

The Company recorded stock-based compensation of  $0.8 million for the three months ended June 30, 2020, and $0.7 million for the three months ended  June 30, 2019, respectively.

The Company recorded stock-based compensation of $1.6 million for the six months ended June 30, 2020, and $1.2 million for the six months ended  June 30, 2019, respectively.

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at  June 30, 2020 (Dollar amounts in thousands of U.S. dollars):

	June 30, 2020
	Fair Value Measurement Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset	$-	$1,691	$-	$1,691

Derivative instrument liability	$-	$(719)	$-	$(719)

Total assets (liability)	$-	$972	$-	$972

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

18. Contingencies:

From time to time, the Company has legal claims and lawsuits in connection with its ordinary business operations. The Company vigorously defends such claims. While the final outcome with respect to any actions or claims outstanding or pending as of June 30, 2020 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

19. Subsequent Events:

On August 1, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and between the Company and DISH Wireless L.L.C.(“DISH”). Under the Purchase Agreement and in accordance with the terms and conditions set forth therein, the Company sold to DISH its mobile customer accounts that are marketed and sold under the Ting brand (other than certain customer accounts associated with one network operator) (“Transferred Assets”). Tucows will retain minimum revenue commitments totaling $51.5 million on the Mobile Network Operator (“MNO”) contract associated with the customers excluded from the definition of Transferred Assets. The Company will be able to continue adding customers under the excluded MNO contract working with DISH in order to meet the agreement.

The Purchase Agreement also sets forth certain rights and obligations with respect to intellectual property matters, including the right to use and purchase the name "Ting" and its associated domain name.

Approximately 60 days following the execution of the Purchase Agreement, DISH and the Company will settle the working capital associated with the Transferred Assets and, upon such settlement, DISH will pay to the Company an amount in cash that is generally equal to (i) the accounts receivable related to the Transferred Assets plus (ii) the value of the transferred inventory minus (iii) the accounts payable and accrued liabilities received related to the Transferred Assets.  In addition, for a period of 10 years following the execution of the Purchase Agreement, DISH will pay a monthly fee to the Company generally equal to an amount of net revenue received by DISH in connection with the transferred customer accounts minus certain fees and expenses, as further set forth in the Purchase Agreement. The aggregate purchase price for the Transferred Assets is the working capital payment, the 10-year payment stream and DISH’s assumption of certain liabilities related to the Transferred Assets.

Contemporaneously with the execution of the Purchase Agreement on August 1, 2020, the Company, through its wholly owned subsidiary Ting, Inc. entered a services agreement under which Ting will act as a mobile service enabler (“MSE Agreement”) with DISH in support of the DISH’s mobile network operations.  The term of the agreement is four years with an automatic one-year extension upon achievement of certain milestones.  Under the terms of the MSE Agreement, the Company and its affiliates are permitted to sell mobile service enabler services to other third parties.

The Company also entered into the Transitional Services Agreement (“TSA”) on August 1, 2020 with DISH, under which the Company will provide certain other services such as customer service, marketing and fulfillment services. DISH has option to terminate services provided under the TSA throughout the term of the agreement, which is for five years effective August 1, 2020.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things: the competition we expect to encounter as our business develops and competes in a broader range of Internet services; the Company's foreign currency requirements, specifically for the Canadian dollar; Ting mobile, and fixed Internet access subscriber growth and retention rates; our belief regarding the underlying platform for our domain services, our expectation regarding the trend of sales of domain names and advertising; our expectations regarding portfolio revenue, our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; the revenue that our parked page vendor relationships may generate in the future; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds, our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; our expectations regarding increased price competition among MVNO; our expectations regarding costs associated with migrating Ting customers using the Sprint platform to an alternative platform upon completion of our contract with Sprint; the impact of the COVID-19 outbreak on our business, operations and financial performance; and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

•	Adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, including with respect to the impact of the Tax Cuts and Jobs Act of 2017;

•	The application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;

•	Our ability to effectively integrate acquisitions;

•	Our ability to attract and retain customers by securing access to the latest mobile network technology, and migrating existing customers when necessary;

•	Our ability to migrate existing Sprint customers to one of our MVNO partners, in an efficient and cost-effective manner;

•

Our ability to monitor, assess and respond to the rapidly changing impacts of the COVID-19 pandemic. Our current assessment of expected impacts has been included below as part of the Opportunities, Challenges & Risks section. In the current period, the Company shut down the Roam Mobility brands and related businesses as a result of lack of demand for SIM-enabled roaming services due to the current and expected longer term reduction of business and leisure travel caused by the COVID-19 pandemic;

•	Our ability to collect anticipated payments from DISH in connection with the 10-year payment stream that is a function of the revenue generated by the transferred subscribers over a 10-year period pursuant to the terms of the Purchase Agreement;

•	Pending or new litigation; and

•	Factors set forth under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 4, 2020 (the “2019 Annual Report”).

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

Our management regularly reviews our operating results on a consolidated basis, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our management regularly reviews revenue for each of our service offerings in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report Network Access Services and Domain Services revenue separately

For the three months ended June 30, 2020 and June 30, 2019, we reported revenue of $82.1 million and $84.1 million, respectively.

For the six months ended June 30, 2020 and June 30, 2019, we reported revenue of $166.1 million and $163.1 million, respectively.

Network Access Services

Network Access Services includes mobile, fixed high-speed Internet access services and other revenues, including, billing solutions to small ISPs.

Our primary mobile service offering, Ting Mobile, is mainly distributed through the Ting website and to a lesser extent certain third-party retail stores and on-line retailers. We generate revenues from the sale of retail telephony services, mobile phone hardware and related accessories to individuals and small businesses through the Ting website. Ting Mobile’s primary focus is providing simple and easy to use services, including simple value pricing, in particular for multi-line accounts, and superior customer care. On August 1, 2020, the Company and its wholly owned Subsidiary Ting, Inc. entered into an Asset Purchase Agreement (the “Purchase Agreement”)  with DISH pursuant to which Ting sold its mobile customer relationships, and mobile handset and SIM inventory to DISH and granted DISH the right to use and purchase the Ting brand. The transferred assets under the Purchase Agreement do not include the technology platforms and related intellectual property and infrastructure necessary to enable or support the mobile customers. The Company will retain assets used to provide MSE services to DISH, as discussed below. Our Roam Mobility, Zipsim and Always Online Wireless brands (collectively “Roam Mobility brands”) operate as a MVNO on the same nationwide Global System for Mobile communications network as Ting Mobile. Roam Mobility brands cater to international travelers and distribute products through third-party retail stores and product branded websites. As at June 30, 2020, the Company shut down the Roam Mobility brands and related businesses as a result of lack of demand for SIM-enabled roaming services due to the current and expected longer term reduction of business and leisure travel caused by the COVID-19 pandemic.

The Company also derives revenue from the sale of fixed high-speed Internet access, Ting Internet, in select towns throughout the United States, with further expansion underway to both new and existing Ting towns. Our primary sales channel of Ting Internet is through the Ting website. The primary focus of Ting Internet is to provide reliable Gigabit Internet services to consumer and business customers. On January 1, 2020, the Company closed its previously disclosed acquisition of Cedar. Cedar is a telecommunications provider serving multiple markets in the Western Slope of Colorado and northwestern New Mexico. Cedar has focused the last several years on building fiber to enterprise, anchor institution, and residential customers.

Revenues from Ting Mobile and Ting Internet are generated in the U.S. and are provided on a monthly basis with no fixed contract term. Revenues from Roam Mobility brands are generated in the U.S. and Canada on a prepaid usage basis with no fixed contract terms.

As of June 30, 2020, Ting managed mobile telephony services for approximately 257,000 subscribers and 150,000 accounts. For a discussion of subscribers and how they impacted our financial results, see the Net Revenue discussion below.

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

Wholesale, primarily branded as OpenSRS, eNom, EPAG and Ascio, derives revenue from its domain service and from providing value-added services. The OpenSRS, eNom, EPAG and Ascio domain services manage 24.6 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations, which has decreased by 0.4 million domain names since June 30, 2019.  The decrease is driven by the continued erosion of registrations related to non-core customers from our Enom brand, offset by increased registrations experienced by our other brands during COVID-19, as more businesses established an online presence.

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

Ting Mobile	June 30,(1)
	2020	2019
	(in '000's)
Ting mobile accounts under management	150	157
Ting mobile subscribers under management	257	280

(1)	For a discussion of these period-to-period changes in subscribers and devices under management and how they impacted our financial results, see the Net Revenues discussion below.

Ting Internet	For the Three Months Ended June 30,
	2020	2019
	(in '000's)
Ting Internet accounts under management	13	9
Ting Internet serviceable addresses (1)	49	34

(1)	Defined as premises to which Ting has the capability to provide a customer connection in a service area.

Domain Services	For the Three Months Ended June 30,(1)
	2020	2019
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	4,747	4,377
Domains under management

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.

Domain Services	For the Six Months Ended June 30,(1)
	2020	2019
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	9,503	8,939
Domains under management

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.

Domain Services	June 30,
	2020	2019
	(in 000's)
Registered using Registrar Accreditation belonging to the Tucows Group	19,385	19,852
Registered using Registrar Accreditation belonging to Resellers	5,207	5,158
Total domain names under management	24,592	25,010

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

On August 1, 2020, the Company and its wholly owned Subsidiary Ting, Inc. entered into an Asset Purchase Agreement (the “Purchase Agreement”)  with DISH pursuant to which Ting sold its mobile customer relationships, and mobile handset and SIM inventory to DISH and granted the right to use and purchase the Ting brand. Select MNO agreements previously established to operate the Ting Mobile MVNO business will also be assigned to DISH as part of this Purchase Agreement. The transferred assets under the Purchase Agreement do not include the technology platforms and related intellectual property and infrastructure necessary to enable or support the mobile customers. The Company will retain assets used to provide MSE services to DISH, as discussed below.

Contemporaneously with the execution of the Purchase Agreement on August 1, 2020, the Company, through its wholly owned subsidiary Ting, Inc. entered into a services agreement under which Ting will act as a mobile service enabler (“MSE Agreement”) with DISH in support of DISH’s mobile network operations.   Under the terms of the MSE Agreement, the Company and its affiliates are permitted to sell mobile service enabler services to other third parties.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our 2019 Annual Report. For further information on our critical accounting policies and estimates, see Note 3 – Recent Accounting Pronouncements to the consolidated financial statements of the Company in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Current COVID-19 Response

Our Employees

Tucows is a global business. Our first consideration during the global pandemic as a result of the disease caused by the COVID-19 outbreak is for the health and safety of our employees, our customers and their communities, all around the world. Tucows has long encouraged a culture of remote work even prior to this global pandemic, and on Sunday March 8, 2020 Tucows’ executive leadership announced that all employees who could conceivably work from home were encouraged to do so. Tucows is actively and strongly encouraging its workforce to heed travel and all other emergency advisories, including social distancing and where appropriate, self-isolation. We expect our work from home policy to remain in effect until emergency state and governmental declarations where we have physical offices have ended and we believe the risk of community spread of the disease has subsided. Given our experience with remote work prior to COVID-19, we have not and do not expect to have productivity issues while the overwhelming majority of our office-based workforce is dispersed.

For the small group of employees who are unable work from home during this time, including our order fulfillment and Fiber installation teams, many of whom work in the field, they are encouraged to practice social distancing and to continue to follow hygiene best practices and safety protocols as outlined by the Centers for Disease Control and Prevention.  At the initial stage of the COVID-19 outbreak, we took steps to cancel and reschedule all in-home installation and service appointments across our Ting Fiber footprint. Since then, the Ting Internet team has established an install solution for our employees and customers that minimizes risks associated with person-to-person contact.

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

Our Mobile services businesses are both without any physical storefronts, are similarly well-positioned to weather this event. While we have seen a drop in customer usage, we are fully prepared to continue providing uninterrupted services for all Mobile related services, across our brands where demand for such services exists. We are committed to making sure no customer who is in need is without access to core mobile service while we work through this unprecedented situation together. In the current period, the Company shut down the Roam Mobility brands and related businesses as a result of lack of demand for SIM-enabled roaming services due to the current and expected longer term reduction of business and leisure travel caused by the COVID-19 pandemic. All customers were notified of this shutdown and were appropriately refunded for any active prepaid service they were unable to use as a result of the shutdown. The operational and financial impacts of this shutdown are discussed in more detail below.

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

Current and expected COVID-19 Impacts

Financial & Operational Impacts

Further to the below discussion within this Quarterly Report around the financial condition and results of operations for the current period financial results, the current impact from COVID-19 has been limited to the Network Access - Mobile Services segment. Management continues to assess the impact on a daily basis and expects continued impact through the third quarter of 2020, should the COVID-19 pandemic persist. On a segment basis, our current assessment is as follows:

Network Access – Mobile Services:

Both our Mobile Services businesses are completely online and do not rely on physical storefronts to attract or service customers’ needs. While we have seen a drop in customer usage, we are fully prepared to continue providing uninterrupted services for all Mobile related services, across our brands where demand for such services exists. COVID-19 has impacted the demand for our Mobile services as customer usage patterns changed, which has had a corresponding negative impact on our revenues for this segment. We do not expect the impact to substantially worsen over the coming months as we have seen usage stabilize during the current period.

Ting Mobile, our primary post-paid Mobile Services brand is an MVNO operating across the United States. From the onset of the COVID-19 pandemic, we saw a moderate drop in data usage by our customers, with some small uptick in voice and messaging usage. This is a direct result of social distancing measures enacted by state and local authorities across the United States. With our customers staying indoors and working from home, they now rely on an increased use of home Wi-Fi networks rather than mobile data services. This reduced usage stabilized during the second quarter of 2020 and we expect it to only return to pre-pandemic usage levels once social distancing measures are relaxed. Additionally, at the onset of the pandemic, we saw an increased churn rate of low-margin business accounts as their own businesses came to a halt. This has not rebounded through the second quarter of 2020 as many social distancing measures and business closures remain in place across the United States and may continue as such given the increased uncertainty around secondary waves of shutdown as the pandemic progresses. Our core consumer customer base remains intact but have been experiencing minimal levels of both growth and churn. We do not foresee any increased risk of churn or collection risk given our current situation, but realize that collection risk could increase as government stimulus measures expire and impact a customer's ability to pay. Although we maintain minimum purchase guarantees with our MNOs, we do not expect any material shortfalls with respect to reduced usage from COVID-19.

Roam Mobility, our niche prepaid Mobile Services brand that provides Mobile Services for people travelling within the United States and Worldwide has accounted for the majority of the negative financial impact caused by COVID-19. The business relies on global travel as a key factor in its success. With travel restrictions and border closures essentially resulting in the halt of business and leisure travel, we saw new revenues for Roam Mobility trend toward zero through the end of the first quarter of 2020. Management monitored the situation closely through the second quarter and took substantial measures to reduce and eliminate any unnecessary costs within that business. Unfortunately, given the continued uncertainty around reopening of borders, easing of travel restrictions and consumers’ level of comfort with business and leisure travel in a post pandemic world, we made the decision to shut down operations of all Roam brands effective June 30, 2020. We will continue to refund active plans for existing customers through to August 31, 2020. The assets associated with Roam are insignificant to the consolidated Company total, with the total current period impairment charge related to the shutdown totaling $1.43 million.

Network Access – Other Services:

As discussed above, upon news of the COVID-19 outbreak, we took the major step to cancel and reschedule all in-home installation and service appointments across our Ting Fiber footprint. Since then, the Ting Internet team has established a smart-install solution. This smart-install solution is faster and more efficient than our existing process, all while protecting the health and safety of our employees and customers alike. Although new customer installations initially slowed near the end of the first quarter of 2020, we are now seeing returned growth in both subscribers under management as well as serviceable addresses relative to the prior quarter. Additionally, our existing customer base and most recent acquisition of Cedar both continue to provide increased recurring revenue for us to support this business.

Domain Services:

Domain Services are foundational to the functioning of the Internet. As discussed above, services like individual and wholesale domain names, email and hosting do not rely on in-person interaction or the supply chain in the same way physical products and services do. We have not experienced any negative COVID-19 related impacts, either financially or operationally for Domains related services, across our OpenSRS, Enom, Ascio, EPAG & Hover brands. As more businesses face the reality of prolonged physical shutdown and move to establish an online presence, we have seen growth in this segment, primarily driven by large volume resellers in our OpenSRS brand where total domains under management increased 807,000 since March 31, 2020. This growth rate in domains under management was driven by the Pandemic, and may not be sustained in the future as domain registrations plateau. Our results of operations for the current period financial results are in line with management’s expectation for the period given product, customer mix and current brand trajectories. We will continue to monitor the impact but do not foresee any negative financial or operational impacts associated with this segment.

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

Internal Controls over Financial Reporting

Tucows has long encouraged a culture of remote work even prior to COVID-19. Our financial reporting systems and our internal controls over financial reporting and disclosure controls and procedures are already adapted for a remote work environment. There have been no changes during the current period that, as a result of COVID-19, would affect our ability to maintain these systems and controls.

COVID-19 Related Assistance & Support

Currently, Tucows has not received any form of financial or resource related assistance from any government or local authority. There do exist programs in the regions in which we operate that are designed to support corporations like Tucows during this time, primarily in the form employee wage subsidization. Tucows will continue to review the applicability of these programs but does not expect to seek any assistance.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

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

Our Roam Mobility brands also offer standard talk, text and data mobile services. Roam customers prepay for their usage through the Roam Mobility website. When prepayments are received the amount is deferred, and subsequently recognized as the Company satisfies its obligation to provide mobile services. In addition, revenues associated with the sale of SIM cards are recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue. As at June 30, 2020, the Company shut down the Roam Mobility brands and related businesses as a result of lack of demand for SIM-enabled roaming services due to the significant reduction in business and leisure travel caused by the COVID-19 pandemic.

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

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Network Access Services:
Mobile Services	$17,567	$20,986	$37,715	$41,795
Other Services	4,414	2,644	8,722	5,087
Total Network Access Services	21,981	23,630	46,437	46,882

Domain Services:
Wholesale
Domain Services	46,206	46,485	92,169	89,076
Value Added Services	5,034	4,775	9,741	8,959
Total Wholesale	51,240	51,260	101,910	98,035

Retail	8,567	8,783	17,017	17,425
Portfolio	334	444	743	728
Total Domain Services	60,141	60,487	119,670	116,188

	$82,122	$84,117	$166,107	$163,070
(Decrease) increase over prior period	$(1,995)		$3,037
(Decrease) increase - percentage	(2)%		2%

The following table presents our revenues, by revenue source, as a percentage of total revenues (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Network Access Services:
Mobile Services	22%	25%	23%	26%
Other Services	5%	3%	5%	3%
Total Network Access Services	27%	28%	28%	29%

Domain Services:
Wholesale
Domain Services	56%	55%	55%	55%
Value Added Services	6%	6%	6%	5%
Total Wholesale	62%	61%	61%	60%

Retail	11%	10%	11%	11%
Portfolio	0%	1%	0%	0%
Total Domain Services	73%	72%	72%	71%

	100%	100%	100%	100%

Total net revenues for the three months ended June 30, 2020 decreased by $2.0 million, or 2%, to $82.1 million from $84.1 million when compared to the three months ended June 30, 2019.  The three-month decrease in revenue was primarily driven by $3.4 million of reduced revenues attributable to our Mobile Services brands Ting Mobile and Roam Mobility that were impacted by loss of mobile subscribers and reduced usage related to COVID-19 when compared to the three months ended June 30, 2019. Additionally, further decreases in domain name services revenue of $0.3 million, related to a continued erosion in Wholesale domain registrations by non-core customers primarily from our existing Domain Services brands. These decreases were offset by Fiber access revenues which increased $1.8 million, driven by our recent first quarter acquisition of Cedar as well as through the expansion of our existing Ting Internet footprint.

Total net revenues for the six months ended June 30, 2020 increased by $3.0 million, or 2%, to $166.1 million from $163.1 million when compared to the six months ended June 30, 2019.  The six-month increase in revenue was primarily driven by Fiber access revenues which increased $3.6 million driven by our recent first quarter acquisition of Cedar as well as through the expansion of our existing Ting Internet footprint. Additionally, further increases of $3.5 million in revenues largely attributable to our prior year acquisition of Ascio. Ascio revenues, which now represent a full two quarters of earned revenue compared to the stub period of attributable revenue during the six months ended June 30, 2019. These increases were offset by Mobile Services revenue which decreased by $3.6 million due to a decrease in mobile subscribers and reduced usage related to COVID-19 as described above.

Deferred revenue from domain name registrations and other Internet services at June 30, 2020 increased by $6.0 million to $155.3 million from $149.3 million at December 31, 2019 primarily due to current period billings for domain name registration and service renewals.

During the three and six months ended June 30, 2020, no customer accounted for more than 10% of total revenue. For the three and six months ended June 30, 2019, no customer accounted for more than 10% of total revenue. As at June 30, 2020 and December 31, 2019, no customer accounted for more than 10% of accounts receivable. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Network Access Services

Mobile Services

Net revenues from mobile phone equipment and services for the three months ended June 30, 2020 decreased by $3.4 million or 16% to $17.6 million as compared to the three months ended June 30, 2019. This decrease reflects a decline in mobile service revenue, which decreased by $4.0 million compared to June 30, 2019, to $15.5 million. Ting Mobile accounts for $2.9 million of this decrease, followed by Roam Mobility at $1.1 million of the total decrease. The decline in service revenues is a result of the decline in mobile subscribers and reduced usage related to the COVID-19 pandemic. As at June 30, 2020, the Company shut down the Roam Mobility brands and related businesses as a result of lack of demand for SIM-enabled roaming services due to lack of business and leisure travel caused by the pandemic. Revenues from the sale of mobile hardware and related accessories increased by $0.6 million compared to June 30, 2019, to $2.0 million. The increase in device revenue was primarily driven by strong sales and refreshed product mix for devices compared to the three months ended June 30, 2019.

Net revenues from mobile phone equipment and services for the six months ended June 30, 2020 decreased by $4.1 million or 10% to $37.7 million as compared to the six months ended June 30, 2019. This decrease reflects a decline in mobile service revenue, which decreased by $4.8 million compared to June 30, 2019, to $34.1 million. Ting Mobile accounts for $3.4 million of this decrease, followed by Roam Mobility at $1.4 million of the total decrease. The decline in service revenues is a result of the decline in mobile subscribers and reduced usage related to the COVID-19 pandemic. Revenues from the sale of mobile hardware and related accessories increased by $0.7 million compared to June 30, 2019, to $3.6 million. The increase in device revenue was primarily driven by strong sales and refreshed product mix for devices compared to the six months ended June 30, 2019.

As of June 30, 2020, Ting Mobile, our post-paid Mobile Services brand had 150,000 mobile accounts and 257,000 subscribers under its management compared to 157,000 accounts and 280,000 subscribers under its management as of June 30, 2019.

Other Services

Other revenues from Ting Internet and billing solutions generated $4.4 million in revenue during the three months ended June 30, 2020, up $1.8 million or 69% compared to the three months ended June 30, 2019. This growth is driven by the recent first quarter acquisition of Cedar. Cedar contributed $1.2 million of the increase in revenue during the current period, with $0.6 million related to the continued expansion of our Ting Internet footprint in existing Ting towns throughout the United States.

Other revenues from Ting Internet and billing solutions generated $8.7 million in revenue during the six months ended June 30, 2020, up $3.6 million or 71% compared to the six months ended June 30, 2019. This growth is driven by the recent first quarter acquisition of Cedar. Cedar contributed $2.4 million of the increase in revenue during the current period, with $1.2 million related to the continued expansion of our Ting Internet footprint in existing Ting towns throughout the United States.

As of June 30, 2020, Ting Internet had access to 49,000 serviceable addresses and 13,000 active accounts under its management compared to having access to 34,000 serviceable addresses and 9,000 active accounts under its management as of June 30, 2019. These figures include the increase in serviceable addresses and accounts attributable to the prior quarter Cedar acquisition.

Domain Services

Wholesale

During the three months ended June 30, 2020, Wholesale domain services revenue decreased by $0.3 million or 1% to $46.2 million, when compared to the three months ended June 30, 2019. The three-month decrease was primarily driven by a $1.2 million decrease in Wholesale domain revenue, driven by a decline in domain registrations by non-core customers from our eNom and Ascio brands. This decrease on eNom and Ascio was offset by increased Wholesale domain revenues of $0.9 million from our other domain services brands, namely OpenSRS and EPAG. This offsetting increase is a result of increased domains under management for these brands associated with an uptick in registrations during the second quarter of 2020 in connection with COVID-19. As more businesses establish an online presence during this time, we have seen growth from large volume resellers across these brands. This has had a marginal impact on revenue in the current period but will have a carryforward impact in subsequent periods as revenues are recognized from previously deferred billings.

During the six months ended June 30, 2020, Wholesale domain services revenue increased by $3.1 million or 3% to $92.2 million, when compared to the six months ended June 30, 2019. The six-month increase was primarily driven by a $5.0 million increase in revenue related to the prior year acquisition of Ascio. Ascio revenues now represent a full two quarters of earned revenue compared to the stub period of attributable revenue during the six months ended June 30, 2019. Additionally, we saw a further increase in Wholesale domain revenues of $1.2 million from our other domain services brands, namely OpenSRS and EPAG due to the increased registrations as a result of COVID-19 discussed above. These increases were offset by a decrease of $3.1 million in Wholesale domain revenues related to our eNom brand, driven by continued decline in domain registrations by non-core customers relative to the six months ended June 30, 2019.

Total domains that were managed under the OpenSRS, eNom, EPAG, and Ascio domain services decreased by 0.4 million domain names to 24.6 million as of June 30, 2020, when compared to 25.0 million at June 30, 2019. The decrease is a driven by the continued erosion of registrations related to non-core customers from our eNom brand. All increases discussed above related to our other Wholesale domain brands have not increased at a rate equal to the erosion experienced by eNom, thus resulting in a net decrease in total domains under management for the period in comparison.

During the three months ended June 30, 2020, value-added services increased by $0.2 million to $5.0 million compared to the three months ended June 30, 2019. The three-month increases were primarily driven by an increase in expiry revenue of $0.5 million, offset by a decrease in hosting revenue of $0.1 million and decrease in Digital Certificates, Email and Other revenues of $0.1 million.

During the six months ended June 30, 2020, value-added services increased by $0.7 million to $9.7 million compared to the six months ended June 30, 2019. The six-month increases were primarily driven by an increase in expiry revenue of $1.2 million, offset by a decrease in hosting revenue of $0.3 million and decrease in Digital Certificates revenue of $0.1 million.

Retail

Net revenues from retail for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, decreased by less than $0.2 million to $8.6 million. Revenue decreased as a result of a shrinking eNom customer base, driven by non-core customers.

Net revenues from retail for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, decreased by less than $0.4 million to $17.0 million. Revenue decreased as a result of a shrinking eNom customer base, driven by non-core customers.

Portfolio

Net revenues from portfolio for the three months ended June 30, 2020, decreased by $0.1 million to $0.3 million, as compared to the three months ended June 30, 2019, due to lower proceeds from individual portfolio sales compared to the three months ended June 30, 2019. In the fourth quarter of 2019, the Company disposed of its entire domain portfolio, excluding surname domains used in the Realnames email service. The Company expects portfolio revenue to materially decline in Fiscal 2020 and thereafter.

Net revenues from portfolio for the six months ended June 30, 2020 were flat as compared to the six months ended June 30, 2019. In the fourth quarter of 2019, the Company disposed of its entire domain portfolio, excluding surname domains used in the Realnames email service. The Company expects portfolio revenue to materially decline in Fiscal 2020 and thereafter.

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

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Network Access Services:
Mobile Services	$8,660	$10,806	$18,517	$21,549
Other Services	1,665	956	3,381	2,025
Total Network Access Services	10,325	11,762	21,898	23,574

Domain Services:
Wholesale
Domain Services	36,354	37,817	72,823	72,656
Value Added Services	762	738	1,547	1,531
Total Wholesale	37,116	38,555	74,370	74,187

Retail	4,219	4,409	8,453	8,768
Portfolio	130	147	257	276
Total Domain Services	41,465	43,111	83,080	83,231

Network Expenses:
Network, other costs	2,485	2,385	4,901	4,780
Network, depreciation and amortization costs	3,356	2,352	6,587	4,327
Network, impairment	1,525	-	1,525	-
	7,366	4,737	13,013	9,107

	$59,156	$59,610	$117,991	$115,912
(Decrease) increase over prior period	$(454)		$2,079
(Decrease) increase - percentage	-1%		2%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Network Access Services:
Mobile Services	15%	18%	16%	18%
Other Services	3%	2%	3%	2%
Total Network Access Services	18%	20%	19%	20%

Domain Services:
Wholesale
Domain Services	64%	64%	63%	63%
Value Added Services	1%	1%	1%	1%
Total Wholesale	65%	65%	64%	64%

Retail	7%	7%	7%	8%
Portfolio	0%	0%	0%	0%
Total Domain Services	72%	72%	71%	72%

Network Expenses:
Network, other costs	4%	4%	4%	4%
Network, depreciation and amortization costs	6%	4%	6%	4%
	10%	8%	10%	8%

	100%	100%	100%	100%

Total cost of revenues for the three months ended June 30, 2020, decreased by $0.4 million, or 1%, to $59.2 million from $59.6 million in the three months ended June 30, 2019. The three-month decrease was driven by $2.1 million of reduced costs attributable to our Mobile Services brands. As discussed above in the Net Revenue section, Ting Mobile and Roam Mobility were impacted by loss of mobile subscribers and reduced usage related to COVID-19 when compared to the three months ended June 30, 2019. Additionally, further decreases in domain name services costs of $1.6 million, related to continued erosion in Wholesale and Retail domain registrations by non-core customer primarily from our existing Domain Services brands, namely eNom. These decreases were offset by increased network expenses from continued Fiber network expansion as well as a $1.5 million impairment related to Ting TV, a product under development for Ting Fiber that was discontinued. Additional increases in Fiber access costs of $0.7 million, driven by both our recent first quarter acquisition of Cedar as well as through the expansion of our existing Ting Internet footprint.

Total cost of revenues for the six months ended June 30, 2020, increased by $2.1 million, or 2%, to $118.0 million from $115.9 million in the six months ended June 30, 2019. The six-month increase was driven by increased network expenses from continued Fiber network expansion as well as a $1.5 million impairment related to Ting TV, a product under development for Ting Fiber that was discontinued. Additional increases in Fiber access costs of $1.4 million, driven by both our recent first quarter acquisition of Cedar as well as through the expansion of our existing Ting Internet footprint. These increases were offset by $3.0 million of reduced costs attributable to our Mobile Services brands. As discussed above in the Net Revenue section, Ting Mobile and Roam Mobility were impacted by loss of mobile subscribers and reduced usage related to COVID-19 when compared to the three months ended June 30, 2019. Additionally, there were further decreases in domain name services costs of $0.2 million, related to continued erosion in Wholesale and Retail domain registrations by non-core customers primarily from our existing Domain Services brands, namely eNom.

Prepaid domain registration and other Internet services fees as of June 30, 2020 increased by $5.0 million, or 5%, to $114.2 million from $109.2 million at December 31, 2019 primarily due to current period domain name registration and annual service renewals.

Network Access Services

Mobile Services

Cost of revenues from mobile phone equipment and services for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, decreased by $2.1 million or 20% to $8.7 million. This decrease reflects a decline in mobile service costs, which decreased by $3.0 million compared to June 30, 2019, to $6.1 million. Ting Mobile accounts for $2.4 million of this decrease, followed by Roam Mobility at $0.6 million of the total decrease. The decline in service costs of $2.4 million for Ting Mobile was primarily driven by a decline in mobile subscribers and reduced usage related to the COVID-19 pandemic; which attributed to a decrease in costs of $1.7 million. Additionally, the decline in Ting Mobile service costs included reduced minimum commitment charges with network operators, which decreased by $0.7 million as compared to the three months ended June 30, 2019. The decline in service costs of $0.6 million attributable to Roam Mobility was entirely related to COVID-19 and related shut-down costs. As at June 30, 2020, the Company shut down the Roam Mobility brands and related businesses as a result of lack of demand for SIM-enabled roaming services due to lack of business and leisure travel caused by the pandemic. Costs from the sale of mobile hardware and related accessories increased by $0.9 million compared to June 30, 2019, to $2.5 million. The increase in device costs was primarily driven by strong sales and refreshed product mix for devices compared to the three months ended June 30, 2019. A portion of this increase is related to Roam Mobility, attributable to an increase of $0.2 million in device costs. This is a result of write-off of SIM card inventory upon shut down of the Roam Mobility brands on June 30, 2020.

Cost of revenues from mobile phone equipment and services for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, decreased by $3.0 million or 14% to $18.5 million. The decrease reflects a decline in mobile service costs, which decreased by $4.0 million compared to June 30, 2019, to $14.1 million. Ting Mobile accounts for $3.0 million of this decrease, followed by Roam Mobility at $1.0 million of the total decrease. The decline in service costs of $3.0 million for Ting Mobile was primarily driven by a decline in minimum commitment charges with network operators, which decreased by $1.7 million as compared to the six months ended June 30, 2019. Additionally, the remaining decline in Ting Mobile service costs was driven by a decline in mobile subscribers and reduced usage related to the COVID-19 pandemic. This was attributable to a decrease in costs of $1.3 million. The decline in service costs of $1.0 attributable to Roam Mobility was entirely related to COVID-19 and related shut-down costs. Costs from the sale of the mobile hardware and related accessories increased by $1.0 million compared to June 30, 2019, to $4.4 million. The increase in device costs was primarily driven by strong sales and refreshed product mix for devices compared to the six months ended June 30, 2019. A portion of this increase is related to Roam Mobility, attributable to an increase of $0.2 million in device costs. This is a result of write-off of SIM card inventory upon shut down of the Roam Mobility brands on June 30, 2020.

Other Services

During the three months ended June 30, 2020, costs related to provisioning high speed Internet access and billing solutions increased $0.7 million or 70%, to $1.7 million as compared to $1.0 million during three months ended June 30, 2019. The increase in costs were primarily driven by increased direct costs and bandwidth costs related to the continued expansion of the Ting Fiber network, for both existing towns and cities as well as those acquired via the Cedar acquisition.

During the six months ended June 30, 2020, costs related to provisioning high speed Internet access and billing solutions increased $1.4 million or 70%, to $3.4 million as compared to $2.0 million during six months ended June 30, 2019. The increase in costs were primarily driven by increased direct costs and bandwidth costs related to the continued expansion of the Ting Fiber network, for both existing towns and cities as well as those acquired via the Cedar acquisition.

Domain Services

Wholesale

Domain Service

Costs for Wholesale domain services for the three months ended June 30, 2020 decreased by $1.4 million to $36.4 million, when compared to the three months ended June 30, 2019. This was primarily driven by a $2.0 million decrease in wholesale domain services costs driven by the erosion in registrations by non-core customers for our eNom and Ascio brands. This decrease on eNom and Ascio was offset by increased Wholesale domain service costs of $0.5 million from our other domain services brands, namely OpenSRS and EPAG. This offsetting increase is a result of increased domains under management for these brands associated with an uptick in registrations during the second quarter of 2020 in connection with COVID-19. As more businesses establish an online presence during this time, we have seen growth from large volume resellers across these brands. This has had a marginal impact on costs in the current period and will have a carryforward impact in subsequent periods as costs are recognized from previously deferred billed costs.

Costs for Wholesale domain services for the six months ended June 30, 2020 increased by $0.1 million to $72.8 million, when compared to the six months ended June 30, 2019. This was primarily driven by a $3.5 million decrease in wholesale domain services costs driven by the erosion in registrations by non-core customers for our eNom brand. This decrease on eNom was offset by increased Wholesale domain service costs of $3.7 million from our other domain services brands, namely OpenSRS, EPAG and Ascio. The offsetting increase is largely a result of the prior year acquisition of Ascio, where Ascio costs now represent a full two quarters compared to the stub period of attributable costs during the six months ended June 30, 2019. To a lesser extent any residual increase was a result of increased domains under management for OpenSRS as a result of COVID-19 impacts discussed above.

Value-Added Services

Costs for wholesale value-added services for the three months ended June 30, 2020 remained flat at $0.8 million, when compared to the three months ended June 30, 2019.

Costs for wholesale value-added services for the six months ended June 30, 2020 remained flat at $1.5 million, when compared to the six months ended June 30, 2019.

Retail

Costs for retail for the three months ended June 30, 2020 decreased by $0.2  million, to $4.2 million as compared to the three months ended June 30, 2019. The decrease was a result of an overall declining volume of transactions related to the eNom retail brands.

Costs for retail for the six months ended June 30, 2020 decreased by $0.3 million, to $8.5 million as compared to the six months ended June 30, 2019. The decrease was a result of an overall declining volume of transactions related to the eNom retail brands.

Portfolio

Costs for portfolio for the three months ended June 30, 2020 remained flat at $0.1 million when compared to the three months ended June 30, 2019. In the fourth quarter of 2019, the Company disposed of its entire domain portfolio, excluding surname domains used in the Realnames email service. The Company expects portfolio cost of revenue to materially decline in Fiscal 2020.

Costs for portfolio for the six months ended June 30, 2020 remained flat at $0.3 million when compared to the six months ended June 30, 2019. In the fourth quarter of 2019, the Company disposed of its entire domain portfolio, excluding surname domains used in the Realnames email service. The Company expects portfolio cost of revenue to materially decline in Fiscal 2020.

Network Expenses

Network costs for the three months ended June 30, 2020 increased by $2.7 million to $7.4 million when compared to the three months ended June 30, 2019. The three-month increase was driven by depreciation as a result of the expansion of the Company’s increased network infrastructure associated with the continuing expansion of the Ting Fiber footprint as well as a $1.5 million impairment related to Ting TV, a product under development for Ting Fiber that was discontinued in the current period.

Network costs for the six months ended June 30, 2020 increased by $3.9 million to $13.0 million when compared to the six months ended June 30, 2019. The six-month increase was driven by depreciation as a result of the expansion of the Company’s increased network infrastructure associated with the continuing expansion of the Ting Fiber footprint as well as a $1.5 million impairment related to Ting TV, a product under development for Ting Fiber that was discontinued in the current period.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Sales and marketing	$9,218	$8,856	$18,203	$17,597
Increase over prior period	$362		$606
Increase - percentage	4%		3%
Percentage of net revenues	11%	11%	11%	11%

Sales and marketing expenses for the three months ended June 30, 2020 increased by $0.4 million, or 4%, to $9.2 million as compared to the three months ended June 30, 2019.  This three-month increase primarily related to a $0.7 million increase in people costs driven by both the acquisition of Cedar in the first quarter of 2020 , which attributed to this increase $0.4 million of additional costs, as well as an incremental $0.3 million related to an expanded Product Management personnel across our Ting Mobile & Internet teams. Stock-based compensation expenses also increased $0.1 million to attract and retain labor. The overall increase in sales and marketing expense was partially offset by a decrease in other marketing related expenses of $0.4 million.

Sales and marketing expenses for the six months ended June 30, 2020 increased by $0.6 million, or 3%, to $18.2 million as compared to the six months ended June 30, 2019. This six-month increase primarily related to a $1.4 million increase in people costs driven by the acquisition of Cedar in the first quarter of 2020, inclusion of a full two quarters of people costs related to workforce acquired in the Ascio acquisition on March 18, 2019, as well as expanded Product Management personnel as discussed above. Stock-based compensation expenses also increased $0.3 million in 2020 to attract and retain labor. The overall increase in sales and marketing expense was partially offset by a decrease in other marketing and travel related expenses of $0.9 million and $0.2 million, respectively.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Technical operations and development	$3,067	$2,752	$5,818	$5,275
Increase over prior period	$315		$543
Increase - percentage	11%		10%
Percentage of net revenues	4%	3%	4%	3%

Technical operations and development expenses for the three months ended June 30, 2020 increased by $0.3 million, or 11% , to $3.1 million when compared to the three months ended June 30, 2019.  The increase in costs relates primarily to increased salaries and benefits driven by an expanding workforce and wage inflation focused on our shared services and engineering teams, as well as increased spending related to our cloud migration activities.

Technical operations and development expenses for the six months ended June 30, 2020 increased by $0.5 million, or 10%, to $5.8 million when compared to the six months ended June 30, 2019.  The increase in costs relates primarily to increased salaries and benefits driven by an expanding workforce and wage inflation focused on our shared services and engineering teams, as well as increased spending related to our cloud migration activities. Additionally, the six months ended June 30, 2020 reflected a full two quarters of people costs related to the workforce acquired in the Ascio acquisition on March 18, 2019, as compared to a stub period of costs in the six months ended June 30, 2019.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
General and administrative	$5,465	$4,796	$10,206	$9,244
Increase over prior period	$669		$962
Increase - percentage	14%		10%
Percentage of net revenues	7%	6%	6%	6%

General and administrative expenses for the three months ended June 30, 2020 increased by $0.7  million, or 14% to $5.5 million as compared to the three months ended June 30, 2019.  The increase was primarily driven by an increase in people costs of $0.4 million, an increase in foreign exchange expense of $0.6 million, and an increase in professional fees in connection with the Purchase Agreement with Dish of $0.1 million. These increases in general and administrative expenses was offset by a decrease in facility and transitional costs related to Ascio and eNom of $0.2 million and $0.2 million, respectively.

General and administrative expenses for the six months ended June 30, 2020 increased by $1.0 million, or 10%, to $10.2 million as compared to the six months ended June 30, 2019.  The increase was primarily driven by an increase in people costs of $0.7 million and an increase in foreign exchange expense of $0.9 million. The increase in general and administrative expenses was offset by a decrease in facility and transitional costs related to Ascio and eNom of $0.3 million and $0.3 million, respectively

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation of property and equipment	$125	$134	$238	$258
Decrease over prior period	$(9)		$(20)
Decrease - percentage	(7)%		(8)%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs remained flat for the three months ended June 30, 2020 at $0.1 million when compared to the three months ended June 30, 2019.

Depreciation costs remained flat for the six months ended June 30, 2020 at $0.2 million when compared to the six months ended June 30, 2019.

LOSS ON DISPOSAL OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Loss on disposition of property and equipment	$-	$-	$-	$-
Decrease over prior period	$-		$-
Decrease - percentage	N/A		N/A
Percentage of net revenues	-%	-%	-%	-%

There were no losses on disposal costs during the three months ended June 30, 2020 and June 30, 2019.

There were no losses on disposal costs during the six months ended June 30, 2020 and June 30, 2019.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Amortization of intangible assets	$2,504	$2,251	$5,451	$4,117
Increase over prior period	$253		$1,334
Increase - percentage	11%		32%
Percentage of net revenues	3%	3%	3%	3%

Amortization of intangible assets for the three months ended June 30, 2020 increased by $0.3 million to $2.5 million as compared to the three months ended June 30, 2019. The increase is driven by a $0.3 million increase in amortization related to FreedomPop customer acquisition that closed in July 2019. Network rights, brand and customer relationships acquired in connection with the following acquisitions are amortized on a straight-line basis over a range of two to seven years: eNom in January 2017, Roam Mobility brands in September 2017, Ascio in March 2019, FreedomPop in July 2019, and Cedar in January 2020. As discussed above, the balance of the Roam Mobility brands was fully impaired as at June 30, 2020 as part of shut down of the Roam brands. This is reflected below in the impairment of definite life intangible assets of $1.4 million.

Amortization of intangible assets for the six months ended June 30, 2020 increased $1.3 million to $5.5 million as compared to the six months ended June 30, 2019. The increase is driven by a full two quarters of amortization related to the acquisition of Ascio of $0.4 million, amortization of $0.3 million related to the prior quarter acquisition of Cedar and $0.6 million in amortization related to FreedomPop customer acquisition that closed in July 2019. Network rights, brand and customer relationships acquired in connection with the following acquisitions are amortized on a straight-line basis over a range of two to seven years: eNom in January 2017, Roam Mobility brands in September of 2017, Ascio in March of 2019, FreedomPop in July 2019, and Cedar in January 2020. As discussed above, the balance of the Roam Mobility brands was fully impaired as at June 30, 2020 as part of shut down of the Roam brands. This is reflected below in the impairment of definite life intangible assets of $1.4 million.

IMPAIRMENT OF DEFINITE LIFE INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2020		2019	2020		2019
Impairment of definite life intangible assets	$1,431		$-	$1,431		$-
Increase over prior period	$1,431			$1,431
Increase - percentage	N/A	%		N/A	%
Percentage of net revenues	2%		-%	1%		-%

               Impairment of definite life intangible assets for the three and six months ended June 30, 2020 increased by $1.4 million as compared to the three and six months ended June 30, 2019. The increase is driven by the write-off of customer relationships acquired in connection with our Roam Mobility Brands. As discussed above, Roam Mobility saw a decline in mobile subscribers and reduced usage related to the COVID-19 pandemic. As at June 30, 2020, the Company decided to shut down the Roam Mobility brands and related business as a result of this lack of demand for SIM-enabled roaming services due to the continued decrease of both business and leisure travel caused by the pandemic. As part of that shut down, the associated customer relationships previously acquired were written off in period.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Loss (gain) on currency forward contracts	$(381)	$(31)	$60	$(110)
Decrease over prior period	$(350)		$170
Decrease - percentage	1,129%		155%
Percentage of net revenues	0%	0%	0%	0%

The Company recorded a net gain of $0.4 million on the change in fair value of outstanding contracts as well as realized on matured contracts during the three months ended June 30, 2020.

The Company recorded a net loss of $0.1 million on the change in fair value of outstanding contracts as well as realized on matured contracts during the six months ended June 30, 2020.

At June 30, 2020, our balance sheet reflects a derivative instrument asset of $1.7 million and a liability of $0.7 million as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Other income (expense), net	$(931)	$(1,314)	$(2,168)	$(2,286)
Increase over prior period	$383		$118
Increase - percentage	(29)%		(5)%
Percentage of net revenues	1%	2%	1%	1%

Other expenses during the three months ended June 30, 2020 decreased by $0.4 million when compared to the three months ended June 30, 2019. This was primarily due to lower interest incurred on our credit facility with the majority of the borrowings on the credit facility to support the build-out of the Ting Fiber network. Other expense consists primarily of the interest we incur in connection with our Amended 2019 Credit Facility. The interest incurred primarily relates to our loan balances obtained to fund the acquisition of eNom, Ascio and Cedar and funding for expenditures associated with the Company’s Fiber to the Home program.

Other expenses during the six months ended June 30, 2020 decreased by $0.1 million when compared to the six months ended June 30, 2019. This was primarily due to lower interest incurred on our credit facility with the majority of the borrowings on the credit facility to support the build-out of the Ting Fiber network. Other expense consists primarily of the interest we incur in connection with our Amended 2019 Credit Facility. The interest incurred primarily relates to our loan balances obtained to fund the acquisition of eNom, Ascio and Cedar and funding for expenditures associated with the Company’s Fiber to the Home program.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Provision for income taxes	$449	$1,819	$1,550	$3,076
Decrease in provision over prior period	$(1,370)		$(1,526)
Decrease - percentage	(75)%		(50)%
Effective tax rate	74%	41%	34%	36%

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

For the three months ended June 30, 2020, we recorded an income tax expense of $0.4 million on income before income taxes of $0.6 million, using an estimated effective tax rate for Fiscal 2020 adjusted for certain minimum state taxes as well as the inclusion of a $0.1 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Our effective tax rate for the three months ended June 30, 2020 is also adversely affected by discrete losses of $3.7 million related to Ting TV and Roam Mobility the tax benefit of which has only been partially recognized. Comparatively, for the three months ended June 30, 2019, we recorded an income tax expense of $1.8 million on income before taxes of $4.4 million, using an estimated effective tax rate for the 2019 fiscal year and reflecting the $0.4 million tax recovery impact related to ASU 2016-09.

For the six months ended June 30, 2020, we recorded an income tax expense of $1.6 million on income before income taxes of $4.5 million, using an estimated effective tax rate for Fiscal 2020 adjusted for certain minimum state taxes as well as the inclusion of a $0.2 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Our effective tax rate for the six months ended June 30, 2020 is also adversely affected by discrete losses of $3.7 million related to Ting TV and Roam Mobility the tax benefit of which has only been partially recognized. Comparatively, for the six months ended June 30, 2019, we recorded an income tax expense of $3.1 million on income before taxes of $8.5 million, using an estimated effective tax rate for the 2019 fiscal year and reflecting the $0.7 million tax recovery impact related to ASU 2016-09.

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

We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at June 30, 2020 and December 31, 2019, respectively.

ADJUSTED EBITDA

We believe that the provision of this supplemental non-GAAP measure allows investors to evaluate the operational and financial performance of our core business using similar evaluation measures to those used by management. We use adjusted EBITDA to measure our performance and prepare our budgets. Since adjusted EBITDA is a non-GAAP financial performance measure, our calculation of adjusted EBITDA may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. Because adjusted EBITDA is calculated before recurring cash charges, including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a liquidity measure. See the Consolidated Statements of Cash Flows included in the attached financial statements. Non-GAAP financial measures do not reflect a comprehensive system of accounting and may differ from non-GAAP financial measures with the same or similar captions that are used by other companies and/or analysts and may differ from period to period. We endeavor to compensate for these limitations by providing the relevant disclosure of the items excluded in the calculation of adjusted EBITDA to net income based on GAAP, which should be considered when evaluating the Company's results. Tucows strongly encourages investors to review its financial information in its entirety and not to rely on a single financial measure.

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

The following table reconciles net income to adjusted EBITDA:

Reconciliation of Net income to Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands of US Dollars)	2020	2019	2020	2019
(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income for the period	$157	$2,616	$2,991	$5,415
Depreciation of property and equipment	3,155	2,172	6,145	4,097
Impairment of property and equipment	1,525	-	1,525	-
Amortization of intangible assets	2,830	2,565	6,131	4,605
Impairment of definite life intangible assets	1,431	-	1,431	-
Interest expense, net	846	1,314	1,996	2,286
Accretion of contingent consideration	85	-	172	-
Provision for income taxes	449	1,819	1,550	3,076
Stock-based compensation	847	685	1,648	1,210
Unrealized loss (gain) on change in fair value of forward contracts	(436)	(70)	(88)	(188)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	441	(162)	399	(490)
Acquisition and other costs1	845	547	956	906

Adjusted EBITDA	$12,175	$11,486	$24,856	$20,917

[1]Acquisition and other costs represents transaction-related expenses, transitional expenses, such as duplicative post-acquisition expenses, primarily related to our acquisition of eNom in January 2017, Ascio in March 2019, Cedar in January 2020, the shut-down of Roam Mobility in June of 2020 and the costs associated with various DISH agreements executed in August of 2020. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA increased by $0.7 million, or 6% to $12.2 million for the three months ended June 30, 2020 when compared to the three months ended June 30, 2019. The increase in adjusted EBITDA from period-to-period was primarily driven by an increased contribution from Ting Fiber. The overall increase in EBITDA was partially offset by decreased contribution from the erosion of wholesale and retail registrations from our eNom brand as well as lower contribution from Ting Mobile and Roam Mobility, related to a decreasing subscriber base and lower usage related to COVID-19.

Adjusted EBITDA increased by $4.0 million, or 19% to $24.9 million for the six months ended June 30, 2020 when compared to the six months ended June 30, 2019. The increase in adjusted EBITDA from period-to-period was primarily driven by an increased contribution from Ascio, which is the result of increased operating cost synergies realized during the first two quarters of 2020, as well as an increased contribution from Ting Fiber. The overall increase in EBITDA was partially offset by decreased contribution from the erosion of wholesale and retail registrations from our eNom brand as well as lower contribution from Ting Mobile and Roam Mobility, related to a decreasing subscriber base and lower usage related to COVID-19.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The following table presents other comprehensive income for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Other comprehensive income (loss)	$1,314	$320	$123	$930
Increase over prior period	$994		$(807)
Increase - percentage	311%		(87)%
Percentage of net revenues	2%	0%	0%	1%

The impact of the fair value adjustments on outstanding hedged contracts for the three months ended June 30, 2020 was a gain in OCI of  $1.1 million as compared to a gain of  $0.2 million for the three months ended June 30, 2019.

The net amount reclassified to earnings during the three months ended June 30, 2020 was a loss of $0.2 million compared to a loss of $0.1  million during the three months ended June 30, 2019.

The impact of the fair value adjustments on outstanding hedged contracts for the six months ended June 30, 2020 was a loss in OCI of $0.1 million as compared to a gain of $0.8 million for the six months ended June 30, 2019.

The net amount reclassified to earnings during the six months ended June 30, 2020 was a loss of $0.2 million compared to a loss of $0.1 million during the six months ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, our cash and cash equivalents balance decreased $11.5 million when compared to December 31, 2019. Our principal uses of cash were $22.1 million for the continued investment in property and equipment, $8.8 million for the Acquisition of Cedar, $3.3 million in stock repurchases, and $0.4 million of other costs, including tax payment associated with stock option exercises and loan payable costs. These uses of cash were offset by cash provided by operating activities of $23.0 million.

Amended 2019 Credit Facility

On June 14, 2019, the Company and its wholly-owned subsidiaries, Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware) Inc. and Tucows (Emerald), LLC, entered into an Amended and Restated Senior Secured Credit Agreement with RBC, as administrative agent, and lenders party thereto (collectively with RBC, the “Lenders”) under which the Company has access to an aggregate of up to $240 million in funds, inclusive of a $60 million accordion facility. The Amended 2019 Credit Facility replaced a secured Credit Agreement dated January 20, 2017 with Bank of Montreal, RBC and Bank of Nova Scotia (as amended, the “2017 Amended Credit Facility”).

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

The treasury risk management facility under the Prior Credit Facilities provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Prior Credit Facilities, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of June 30, 2020, the Company held contracts in the amount of $52.1 million to trade U.S. dollars in exchange for Canadian dollars.

Cash Flow from Operating Activities

Net cash inflows from operating activities during the six months ended June 30, 2020 was $23.0 million, an increase of 44% when compared to the six months ended June 30, 2019.

Net income, after adjusting for non-cash charges, during the six months ended June 30, 2020 was $19.1 million, an increase of 15% when compared to the prior year. Net income included non-cash charges and recoveries of $19.1 million such as depreciation, amortization, stock-based compensation, deferred income taxes, excess tax benefits on stock-based compensation, other income, unrealized gains on currency forward contracts, and disposal of domain names. In addition, changes in our working capital provided $3.9 million.  Positive contributions of $12.2 million from movements in deferred revenue, accounts receivable, accounts payable, accrued liabilities, inventory, accreditation fees payable, customer deposits, and income taxes recoverable were offset by $8.3 million utilized in changes from prepaid domain name fees, and prepaid expenses and deposits.

Cash Flow from Financing Activities

Net cash outflows from financing activities during the six months ended June 30, 2020 totaled $3.6 million as compared to cash inflows of $34.8 million during the six months ended June 30, 2019. Total cash outflows of $3.6 million were driven by $3.3 million related to the stock repurchases, in addition to a $0.4 million outflow for the payment of tax obligations resulting from the net exercise of stock options and loan payable costs. These cash outflows were offset by minor cash inflows related to the proceeds received on exercise of stock options.

Cash Flow from Investing Activities

Investing activities during the six months ended June 30, 2020 used net cash of $30.9 million as compared to using $51.4 million during the six months ended June 30, 2019. Cash outflows of $8.8 million related to the acquisition of Cedar, in addition to $22.1 million invested in property and equipment, primarily to support the continued expansion of our fiber footprint. The Company continues to invest in our existing Ting Towns of Centennial, CO, Charlottesville, VA, Fuquay-Varina, NC, Holly Springs, NC, and Sandpoint, ID as well ramping construction in Roaring Fork, CO, Rolesville, NC, and Wake Forest, NC, as we seek to extend both our current network and expand to new towns. We expect our capital expenditures on building and expanding our fiber network to continue to increase during Fiscal 2020.

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

Off Balance Sheet Arrangements

As of June 30, 2020 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2019, we disclosed our contractual obligations. As of June 30, 2020, other than the items mentioned above, there have been no other material changes to those contractual obligations outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of June 30, 2020. We are also subject to market risk exposure related to changes in interest rates under our Amended 2019 Credit Facility.

In an effort to mitigate a portion of our market risk exposure the Company has entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to variable interest payments on the Amended 2019 Credit facility. The notional value of the swap was $70 million.

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

As of June 30, 2020, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

July - September 2020	10,656	1.3227	(273)
October - December 2020	9,658	1.3227	(247)
January - March 2021	11,124	1.4283	574
April - June 2021	9,878	1.4283	507
July - September 2021	10,782	1.4362	611
	$52,098	1.3888	$1,172

As of June 30, 2020, the Company had $52.1 million of outstanding foreign exchange forward contracts which will convert to $72.4 million Canadian dollars. Of these contracts, $44.2 million met the requirements for hedge accounting. As of December 31, 2019, the Company held contracts in the amount of $30.5 million to trade U.S. dollars in exchange for $40.5 million Canadian dollars. Of these contracts, $26.1 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended June 30, 2020. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended June 30, 2020. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended June 30, 2020 of approximately $1.0 million, before the effects of hedging. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to our Amended 2019 Credit Facility.

As of June 30, 2020, we had an outstanding balance of $114.4 million on the Amended 2019 Credit Facility.  The Amended 2019 Credit Facility bears a base interest rate based on borrowing elections by the Company and the Company’s total Funded Debt to EBITDA plus LIBOR. In addition, as discussed above, the Company entered into a pay-fixed, receive-variable interest rate swap to limit the potential interest rate fluctuations incurred on its future cash flows related to variable interest payments on the Amended 2019 Credit facility. As of June 30, 2020, the notional amount of the Company's interest rate swap designated as a cash flow hedge was $70 million. As of June 30, 2020, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Amended 2019 Credit Facility by approximately $0.4 million, assuming that the loan balance as of June 30, 2020 is outstanding for the entire period.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020 our disclosure controls and procedures were effective at the reasonable assurance level. Management’s assessment of disclosure controls and procedures excluded consideration of Cedar’s internal control over financial reporting. Cedar was acquired during the first quarter of 2020, and the exclusion is consistent with guidance provided by the SEC staff that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition, subject to specified conditions. Cedar’s total assets were approximately $17.1 million as June 30, 2020; its revenues during the three and six months ended June 30, 2020 were approximately $1.2 million and $2.4 million, respectively.

(b)    Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of our acquisition of Cedar, we are in the process of evaluating Cedar’s internal controls to determine the extent to which modifications to Cedar’s internal controls would be appropriate.

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

Item 1A. Risk Factors

The following risk factors are provided to update the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. The risks described in this Quarterly Report and in our Annual Report on Form 10-K and other Quarterly Reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Health epidemics, including the recent COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations and financial results, and the markets and communities in which we and our employees, Mobile Network Operators (“MNOs”), vendors and customers operate.

Our business, operations and financial results could be adversely affected by health epidemics, including the recent COVID-19 pandemic, impacting the markets and communities in which we and our employees, MNOs, vendors and customers operate. In December 2019, a disease referred to as COVID-19 was reported and has since spread to many countries worldwide, including the United States and Canada.

The ongoing global COVID-19 pandemic has adversely impacted, and may continue to adversely impact, many aspects of our business. With respect to our Network Access business segment, Roam Mobility, our niche prepaid Mobile Services brand that relies on global travel as a key factor in its success, has accounted for the majority of the negative financial impact caused by COVID-19. Ting Mobile, our primary post-paid Mobile Services brand, has experienced a drop in customer data usage and an increased churn rate of low-margin business accounts. We do not know when Ting Mobile customer data usage and business account churn rates will return to pre-pandemic levels, if ever, and continued declines and increases, respectively, could harm our Network Access business. Also within our Network Access business segment, although we have implemented certain smart, reduced-risk installs for our Ting Fiber customers, we do not expect new customer installations to return to pre-pandemic levels in the near term. A continued decline in new customer growth and installations could harm our Network Access business.

In response to the COVID-19 pandemic, many state, local, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects, that could negatively impact productivity and disrupt our operations and those of our MNOs, vendors and customers. We continue to implement a work-from-home policy for substantially all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with vendors and service providers, longer time periods to provide services related to domain registrations, longer time to respond to Network Access customer service issues, extended timelines for Network Access customer installations and repairs, or other decreases in productivity that could harm our business.

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

Risk associated with contingent consideration in the Asset Purchase Agreement with Dish Wireless LLC

On August 1, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Dish Wireless LLC (“DISH”), whereby it sold certain assets of Ting Inc. its wholly owned subsidiary, primarily its customer relationships and inventory. In addition, the Company will be entitled to a 10-year payment stream that is a function of the revenue generated by the transferred subscribers over the 10-year period.   Subscribers are able to accept offers, plans or pricing from DISH.   This consideration structure may not prove to be successful or profitable in the long-term to us if the existing subscriber base churns at an above average rate upon acquisition by DISH. Additionally, given DISH controls the revenues and costs incurred associated with the acquired subscribers, there could arise a situation where profitability for the subscriber base is diminished either by lower price points or cost inflation. If any of these events occur, our operational performance and financial results may be adversely affected.

Risk associated with sharing the Ting brand with Dish Wireless LLC

Included in the Purchase Agreement, the Company grants the purchaser the right to use the name "Ting" and its associated domain name. DISH will use the Ting brand to provision Ting Mobile services, provided by DISH. Contemporaneously, the Company will continue to use the Ting brand with Ting Fiber, the Company's existing Fiber Internet service. This could cause a misassociation in the minds of consumers and the market who could associate either Company as the single service provider of both services. Additionally, any actions taken by DISH as part of the transactions contemplated by the Purchase Agreement may impact the Ting brand and by extension - the Ting brand's reputation. These actions could range from poor service quality, bad customer experience, privacy concerns, data breaches, and other events that could negatively impact the Ting brand permanently. The Ting brand could then carry negative connotation with consumers and impact our ability to continue to grow our Fiber Internet business under the Ting brand. If any of these events occur, our operational performance and financial results, in particular those of our Fiber Internet business may be adversely affected.

Risk that we are unable to meet our minimum commitments with MNO partners for remaining contracts not assigned to DISH

As part of the transactions contemplated by the Purchase agreement, we will reassign MNO partner contracts currently used to facilitate the Ting Mobile MVNO business (other than a contract associated with one network operator). The Company will retain customer accounts associated with the excluded MNO provider, and the minimum revenue commitments under the excluded MNO contract. The Company will be able to continue adding customers under the excluded MNO contract working with DISH in order to meet the commitment. However, with no direct relationship with the subscriber, the Company may be unable to meet the minimum commitments with this MNO partner and could incur significant and recurring penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

Period	Total Number of Shares Repurchased	Average Price Paid per share	Total Number of Shares repurchased as part of a publicly announced program(1)	Approximate Dollar value of shares that may yet be purchased under the program
April 1-30, 2020	3,500	$46.87	70,238	$36,719
May 1-31, 2020	-	$-	-	$36,719
June 1-30, 2020	-	$-	-	$36,719

(1) On February 12, 2020, the Company announced that its Board has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases are to be made exclusively through the facilities of the NASDAQ Capital Market. The $40 million buyback program commenced on February 12, 2020 and is expected to terminate on February 12, 2021. During the three months ended June 30, 2020, the Company repurchased and cancelled 3,500 shares under the terms of this program for a total of $0.2 million. During the six months ended June 30, 2020, the Company repurchased and cancelled 70,238 shares under the terms of this program for a total of $3.3 million.

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

3.3	Amendment No. 1 to Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by Reference to Exhibit 3.3 filed with Tucows’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).
31.1	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification *
31.2	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification *
32.1	Chief Executive Officer's Section 1350 Certification †
32.2	Chief Financial Officer's Section 1350 Certification †
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management or compensatory contract.
#	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2020	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ DAVINDER SINGH
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)