Form 10-Q
period 2020-09-30
TUCOWS INC /PA/
filed 2020-11-05
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, there were 10,606,267 outstanding shares of common stock, no par value, of the registrant.

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

PART I.    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	September 30,	December 31,
	2020	2019

Assets

Current assets:
Cash and cash equivalents	$10,155	$20,393
Accounts receivable, net of allowance for doubtful accounts of $216 as of September 30, 2020 and $131 as of December 31, 2019	12,623	14,564
Inventory	1,139	3,457
Prepaid expenses and deposits	13,703	13,478
Derivative instrument asset, current portion (note 5)	2,402	731
Prepaid domain name registry and ancillary services fees, current portion (note 11)	95,694	91,252
Income taxes recoverable	3,553	1,800
Total current assets	139,269	145,675

Prepaid domain name registry and ancillary services fees, long-term portion (note 11)	17,546	17,915
Property and equipment	109,767	82,121
Right of use operating lease asset	11,625	11,335
Contract costs	359	1,400
Intangible assets (note 6)	50,087	57,654
Goodwill (note 6)	116,270	109,818
Total assets	$444,923	$425,918

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$8,552	$6,671
Accrued liabilities	9,525	9,373
Customer deposits	14,372	14,074
Derivative instrument liability, current portion (note 5)	135	-
Operating lease liability, current portion (note 12)	1,692	1,413
Deferred revenue, current portion (note 10)	128,569	123,101
Accreditation fees payable, current portion	975	952
Income taxes payable	881	1,324
Total current liabilities	164,701	156,908

Derivative instrument liability, long-term portion (note 5)	112	-
Deferred revenue, long-term portion (note 10)	25,661	26,202
Accreditation fees payable, long-term portion	200	216
Operating lease liability, long-term portion (note 12)	9,679	9,424
Loan payable (note 7)	113,672	113,503
Other long-term liability (note 4 (b))	3,330	-
Deferred tax liability	27,187	25,471

Stockholders' equity (note 14)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 10,593,514 shares issued and outstanding as of September 30, 2020 and 10,585,159 shares issued and outstanding as of December 31, 2019	19,989	16,633
Additional paid-in capital	983	880
Retained earnings	78,038	76,208
Accumulated other comprehensive income (note 5)	1,371	473
Total stockholders' equity	100,381	94,194
Total liabilities and stockholders' equity	$444,923	$425,918

Contingencies (note 18)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Net revenues (note 10)	$74,311	$88,129	$240,418	$251,199

Cost of revenues (note 10)
Cost of revenues	48,330	55,756	153,308	162,561
Network expenses	2,612	2,254	7,513	7,034
Depreciation of property and equipment	2,985	2,231	8,892	6,070
Amortization of intangible assets (note 6)	330	314	1,010	802
Impairment of property and equipment	113	-	1,638	-
Total cost of revenues	54,370	60,555	172,361	176,467

Gross profit	19,941	27,574	68,057	74,732

Expenses:
Sales and marketing	8,318	8,769	26,521	26,366
Technical operations and development	3,162	2,876	8,980	8,151
General and administrative	4,868	4,574	15,074	13,818
Depreciation of property and equipment	125	117	363	375
Loss on disposition of property and equipment	-	73	-	73
Amortization of intangible assets (note 6)	2,315	2,544	7,766	6,661
Impairment of definite life intangible assets (note 6)	-	-	1,431	-
Loss (gain) on currency forward contracts (note 5)	(159)	20	(99)	(90)
Total expenses	18,629	18,973	60,036	55,354

Income from operations	1,312	8,601	8,021	19,378

Other income (expenses):
Interest expense, net	(760)	(1,263)	(2,756)	(3,549)
Gain on sale of Ting customer assets, net (note 17)	1,090	-	1,090	-
Other expense, net	(86)	-	(258)	-
Total other income (expenses)	244	(1,263)	(1,924)	(3,549)

Income before provision for income taxes	1,556	7,338	6,097	15,829

Provision for income taxes (note 8)	840	3,133	2,390	6,209

Net income for the period	716	4,205	3,707	9,620

Other comprehensive income, net of tax
Unrealized income (loss) on hedging activities	729	(175)	609	614
Net amount reclassified to earnings (note 5)	46	26	289	167
Other comprehensive income (loss) net of tax expense (income) of $230 and ($47) for the three months ended September 30, 2020 and September 30, 2019, $262 and $250 for the nine months ended September 30, 2020 and September 30, 2019 (note 5)	775	(149)	898	781

Comprehensive income, net of tax for the period	$1,491	$4,056	$4,605	$10,401

Basic earnings per common share (note 9)	$0.07	$0.40	$0.35	$0.90

Shares used in computing basic earnings per common share (note 9)	10,577,731	10,626,754	10,585,785	10,639,544

Diluted earnings per common share (note 9)	$0.07	$0.39	$0.35	$0.89

Shares used in computing diluted earnings per common share (note 9)	10,682,808	10,745,834	10,679,162	10,798,099

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Cash provided by:
Operating activities:
Net income for the period	$716	$4,205	$3,707	$9,620
Items not involving cash:
Depreciation of property and equipment	3,110	2,348	9,255	6,445
Impairment of property and equipment	113	120	1,638	142
Amortization of debt discount and issuance costs	68	64	202	232
Amortization of intangible assets	2,645	2,858	8,776	7,463
Net amortization contract costs	(15)	(61)	109	(8)
Impairment of definite life intangible assets	-	-	1,431	-
Accretion of contingent consideration	86	-	258	-
Other	-	-	223	-
Deferred income taxes (recovery)	180	(170)	(927)	1,741
Excess tax benefits on share-based compensation expense	(164)	(53)	(508)	(790)
Net Right of use operating assets/Operating lease liability	137	(54)	249	(5)
Loss on disposal of domain names	-	66	15	72
Loss (gain) on change in the fair value of forward contracts	(175)	(16)	(263)	(204)
Disposal of Ting Mobile customer assets (note 17)	3,513	-	3,513	-
Stock-based compensation	1,016	830	2,664	2,040
Change in non-cash operating working capital:
Accounts receivable	118	(1,763)	2,670	(1,920)
Inventory	(123)	(644)	1,681	(128)
Prepaid expenses and deposits	2,905	(329)	(317)	(3,243)
Prepaid domain name registry and ancillary services fees	984	3,819	(4,073)	3,754
Income taxes recoverable	(2,475)	1,576	(1,681)	(1,299)
Accounts payable	509	(2,394)	759	(2,778)
Accrued liabilities	(668)	3,687	(334)	7,274
Customer deposits	69	1,394	463	873
Deferred revenue	(1,070)	(4,200)	4,927	(2,062)
Accreditation fees payable	(47)	(68)	7	(34)
Net cash provided by operating activities	11,432	11,215	34,444	27,185

Financing activities:
Proceeds received on exercise of stock options	632	118	678	312
Payment of tax obligations resulting from net exercise of stock options	(132)	(20)	(479)	(544)
Repurchase of common stock	-	(4,986)	(3,281)	(4,986)
Proceeds received on loan payable	-	5,000	-	45,371
Repayment of loan payable	-	3	-	(4,600)
Payment of loan payable costs	-	2	(32)	(639)
Net cash (used in) provided by financing activities	500	117	(3,114)	34,914

Investing activities:
Additions to property and equipment	(10,636)	(10,308)	(32,729)	(31,157)
Acquisition of Cedar Holdings Group, net of cash of $66 (note 4(b))	-	-	(8,770)	-
Acquisition of Ascio Technologies, net of cash of $1 (note 4(a))	-	-	-	(28,024)
Acquisition of intangible assets	-	(1,038)	(69)	(3,566)
Net cash used in investing activities	(10,636)	(11,346)	(41,568)	(62,747)

Increase (decrease) in cash and cash equivalents	1,296	(14)	(10,238)	(648)

Cash and cash equivalents, beginning of period	8,859	12,003	20,393	12,637
Cash and cash equivalents, end of period	$10,155	$11,989	$10,155	$11,989

Supplemental cash flow information:
Interest paid	$635	$1,267	$2,638	$3,561
Income taxes paid, net	$3,249	$1,959	$5,449	$6,123
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$1,697	$991	$1,697	$991
Fair value of shares issued for acquisition of Cedar Holdings Group	$-	$-	$2,000	$-
Fair value of contingent consideration for acquisition of Cedar Holdings Group	$-	$-	$3,072	$-
Acquisition of intangible assets transferred from other assets	$-	$2,501	$-	$-

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1. Organization of the Company:

Tucows Inc. (referred to throughout this report as the “Company”, “Tucows”, “we”, “us” or through similar expressions) provides simple useful services that help people unlock the power of the Internet. The Company provides US consumers and small businesses with mobile phone services nationally and high-speed fixed Internet access in selected towns. The Company offers Mobile Service Enabler ("MSE") solutions, as well as professional services to other retail mobile providers. The Company is also a global distributor of Internet services, including domain name registration, digital certificates, and email. It provides these services primarily through a global Internet-based distribution network of Internet Service Providers, web hosting companies and other providers of Internet services to end-users.

2. Basis of Presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at  September 30, 2020 and the results of operations and cash flows for the interim periods ended  September 30, 2020 and 2019. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. Other than the exception noted below, these interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in Tucows' 2019 Annual Report on Form 10-K filed with the SEC on March 4, 2020 (the “2019 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three and nine months ended September 30, 2020 as compared to the significant accounting policies and estimates described in our 2019 Annual Report, except as described in Note 3 – Recent Accounting Pronouncements, Note 10 - Revenue and Note 17 - Other income.

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
3.

Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives

The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently charged interest and standby fees associated with its Amended 2019 Credit Facility (as defined below) based on LIBOR which are partially hedged by interest rate swaps, which are also based on LIBOR. Both the credit facility agreement and the interest rate swaps will need to be amended when an alternative reference rate is chosen, at which time we may adopt some of the practical expedients provided by ASU 2020-04.

4. Acquisitions:

(a)	Ascio

On March 18, 2019, the Company entered into an Asset Purchase Agreement to purchase all of the equity of Ascio Technologies, Inc. (“Ascio”)
with NetNames European Holdings ApS, CSC Administrative Services Limited UK, and Corporation Service Company (“CSC”)
, a domain registrar business, and all of CSC’s assets related to that business. For more information, see Note 3 - Acquisitions of the 2019 Annual Report.

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

In connection with this acquisition, the Company incurred total acquisition related costs of $0.1 million, of which nil were included in general & administrative expenses in the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2020.

The following table presents selected unaudited pro forma information for the Company assuming the acquisition of Cedar had occurred as of January 1, 2019. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what results would be for any future periods.

	Unaudited	Unaudited
	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2019	2019

Net revenues	$89,357	$254,882
Net income	4,090	9,530

Basic earnings per common share	0.38	0.90
Diluted earnings per common share	$0.38	$0.88

The amount of revenue recognized since the acquisition date included in the consolidated statements of operations and comprehensive income statement for the three and nine months ended September 30, 2020 is $1.1 million and $3.5 million, respectively.

The net income recognized since the acquisition date included in the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2020 is a loss of $0.4 million and a loss of $0.6 million, respectively.

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

The Company does not use hedged forward contracts for trading or speculative purposes. The foreign exchange contracts typically mature between one and eighteen months, and the interest rate swap matures in June 2023.

The Company has designated certain of these foreign exchange transactions as cash flow hedges of forecasted transactions under ASU 2017- 12, Derivatives and Hedging (Topic 815) (“ASC Topic  815”). For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. The Company has also designated the interest rate swap as a cash flow hedge of expected future interest payments. Accordingly, for the foreign exchange and interest rate swap contracts, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income and reclassified to earnings when the hedged transaction is recognized in earnings. Cash flows from hedging activities are classified under the same category as the cash flows from the hedged items in the consolidated statements of cash flows. The fair value of the contracts, as of  September 30, 2020 and December 31, 2019, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of September 30, 2020, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $41.4 million, of which $35.0 million met the requirements of ASC Topic 815 and were designated as hedges.

As of December 31,  2019, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars wa s $30.5 million, of which $26.1 million met the requirements of ASC Topic 815 and were designated as hedges.

As of September 30, 2020, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset / (Liability)

October - December 2020	9,658	1.3227	(64)
January - March 2021	11,124	1.4283	819
April - June 2021	9,878	1.4283	727
July - September 2021	10,782	1.4362	856
	$41,442	1.4058	$2,338

As of September 30, 2020, the notional amount of the Company's interest rate swap designated as a cash flow hedge was $70 million. As of December 31, 2019 the Company had not entered into any interest rate swaps.

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of September 30, 2020 Fair Value Asset (Liability)	As of December 31, 2019 Fair Value Asset (Liability)
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$1,971	$626
Interest rate swap contract designated as a cash flow hedge (net)	Derivative instruments	(183)	$-
Foreign Currency forward contracts not designated as cash flow hedges (net)	Derivative instruments	367	105
Total foreign currency and interest swap forward contracts (net)	Derivative instruments	$2,155	$731

Movement in accumulated other comprehensive income (AOCI) balance for the three months ended  September 30, 2020 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - June 30, 2020	$780	$(184)	$596
Other comprehensive income (loss) before reclassifications	946	(217)	729
Amount reclassified from AOCI	59	(13)	46
Other comprehensive income (loss) for the three months ended September 30, 2020	1,005	(230)	775

Ending AOCI Balance - September 30, 2020	$1,785	$(414)	$1,371

Movement in accumulated other comprehensive income (AOCI) balance for the nine months ended September 30, 2020 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2019	$625	$(152)	$473
Other comprehensive income (loss) before reclassifications	784	(175)	609
Amount reclassified from AOCI	376	(87)	289
Other comprehensive income (loss) for the nine months ended September 30, 2020	1,160	(262)	898

Ending AOCI Balance - September 30, 2020	$1,785	$(414)	$1,371

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended  September 30, 2020 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(43)
Foreign currency forward contracts for the three months ended September 30, 2020	$762	Cost of revenues	$(12)

Interest rate swap contract for the three months ended September 30, 2020	$13	Interest expense, net	$(4)

		Operating expenses	$(28)
Foreign currency forward contracts for the three months ended September 30, 2019	$(149)	Cost of revenues	$(7)

Interest rate swap contract for the three months ended September 30, 2019	$-	Interest expense, net	$-

Effects of derivative instruments on income and other comprehensive income (OCI) for the nine months ended September 30, 2020 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(290)
Foreign currency forward contracts for the nine months ended September 30, 2020	$1,039	Cost of revenues	$(82)

Interest rate swap contract for the nine months ended September 30, 2020	$(141)	Interest expense, net	$(4)

		Operating expenses	$(182)
Foreign currency forward contracts for the nine months ended September 30, 2019	$781	Cost of revenues	$(38)

Interest rate swap contract for the nine months ended September 30, 2019	$-	Interest expense, net	$-

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company recorded the following fair value adjustments on settled and outstanding contracts (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
Forward currency contracts not designated as hedges:	2020	2019	2020	2019

Gain (loss) on settlement	$(18)	$(36)	$(162)	$(115)

Gain (loss) on change in fair value	$177	$16	$261	$205

6. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance is $116.3 million as of  September 30, 2020 and $109.8 million as of December 31, 2019. The Company's goodwill relates 93% ( $107.7 million) to its Domain Services operating segment and 7% ( $8.6 million) to its Network Access Services operating segment.

Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present. No impairment was recognized during the three and nine months ended September 30, 2020 and 2019.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended September 30, 2020 and September 30, 2019, the Company assessed that certain domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should not be renewed.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years.

In June 2020, in light of developments in the economy and the business and leisure travel industries as a result of the novel strain of coronavirus (“COVID-19”) pandemic, the Company decided to discontinue the operation of Roam Mobility. As a consequence of the decision to shut down its Roam Mobility operations, the Company has recorded an impairment loss associated with Roam Mobility customer relationships of nil and $1.4 million during the three months ended September 30, 2020 and the nine months ended September, 30 2020, respectively.

In June 2020, the Company committed to a plan to sell all of its Ting Mobile customer base
(other than certain customer accounts associated with one network operator) and reclassified its mobile customer relationships totaling  $2.6 million as held-for-sale assets. In August 2020, the Company sold the mobile customer accounts that are marketed and sold under the Ting brand (other than certain customer accounts associated with one network operator), and as such de-recognized any capitalized customer relationships associated with those accounts. See Note 17 - Other income, for more information.

Throughout the second quarter of 2020, the Company purchased several non-exclusive land easements, totaling $0.1 million, which are necessary for the Company to install fiber internet infrastructure in conjunction with its Fiber Internet business.

Net book value of acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, June 30, 2020	$11,160	$1,135	$8,056	$30,257	$884	$1,240	$52,732
Amortization expense	-	-	(518)	(1,797)	(305)	(25)	(2,645)
Balances, September 30, 2020	$11,160	$1,135	$7,538	$28,460	$579	$1,215	$50,087

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, December 31, 2019	$11,166	$1,144	$9,091	$34,268	$1,516	$469	$57,654
Cedar Networks acquisition (Note 4 (b))	-	-	-	4,640	-	750	5,390
Additions to/(disposals from) domain portfolio, net	(6)	(9)	-	-	-	-	(15)
Impairment of definite life intangible asset	-	-	-	(1,431)	-	-	(1,431)
Other	-	-	-	(223)	-	-	(223)
Write-down of Ting Mobile customer relationships	-	-	-	(2,581)	-	-	(2,581)
Acquisition of Network rights	-	-	-	-	-	69	69
Amortization expense	-	-	(1,553)	(6,213)	(937)	(73)	(8,776)
Balances, September 30, 2020	$11,160	$1,135	$7,538	$28,460	$579	$1,215	$50,087

The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
Remainder of 2020	$2,294
2021	10,521
2022	10,499
2023	8,811
2024	2,399
Thereafter	3,268
Total	$37,792

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

The Amended 2019 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Amended 2019 Credit Facility requires that the Company to comply with the following financial covenants: (i) at all times, a Total Funded Debt to Adjusted EBITDA Ratio (as defined in the Amended 2019 Credit Agreement) of 3.50:1; and (ii) with respect to each fiscal quarter, an Interest Coverage Ratio (as defined in the Amended 2019 Credit Agreement) of not less than 3.00:1. Further, the Company’s maximum annual Capital Expenditures cannot exceed 110% of the forecasted capital expenditures of its annual business plan. In addition, share repurchases require the Lenders’ consent if the Company’s Total Funded Debt to Adjusted EBITDA ratio exceeds 2.00:1. During the three and nine months ended September 30, 2020, the Company was in compliance with these covenants.

Borrowings under the Amended 2019 Credit Facility will accrue interest and standby fees based on the Company’s Total Funded Debt to Adjusted EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:
Availment type or fee	Less than 1.00	Greater than or equal to 1.00 and less than 2.00	Greater than or equal to 2.00 and less than 2.50	Greater than or equal to 2.50
Canadian dollar borrowings based on Bankers’ Acceptance or U.S. dollar borrowings based on LIBOR (Margin)	1.50%	1.85%	2.35%	2.85%
Canadian or U.S. dollar borrowings based on Prime Rate or U.S. dollar borrowings based on Base Rate (Margin)	0.25%	0.60%	1.10%	1.60%
Standby fees	0.30%	0.37%	0.47%	0.57%

The following table summarizes the Company’s borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	September 30, 2020	December 31, 2019

Revolver	$114,400	$114,400
Less: unamortized debt discount and issuance costs	(728)	(897)
Total loan payable	113,672	113,503
Less: loan payable, current portion	-	-
Loan payable, long-term portion	$113,672	$113,503

The following table summarizes our scheduled principal repayments as of  September 30, 2020 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2020	$-
2021	-
2022	-
2023	114,400
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

8. Income Taxes:

For the three months ended September 30, 2020, we recorded an income tax expense of $0.8 million on income before income taxes of $1.6 million, using an estimated effective tax rate for the fiscal year ending December 31, 2020 (“Fiscal 2020”) adjusted for certain minimum state taxes as well as the inclusion of a $0.3 million tax expense related to ASU No. 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Our effective tax rate for the three months ended  September 30, 2020 is also adversely impacted by discrete adjustments resulting from finalization of prior period tax filings and a change in the geographical mix of income.

Comparatively, for the three months ended September 30, 2019, the Company recorded an income tax expense of $3.1 million on income before taxes of $7.3 million, using an estimated effective tax rate for the 2019 fiscal year and adjusted for the $0.1 million tax recovery impact related to ASU 2016-09.

For the nine months ended September 30, 2020, we recorded an income tax expense of $2.4 million on net income before income taxes of $6.1 million, using an estimated effective tax rate for Fiscal 2020 adjusted for certain minimum state taxes, as well as the inclusion of a $0.1 million tax expense related to ASU No. 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Our effective tax rate for the nine months ended September 30, 2020 is also also adversely impacted by discrete adjustments resulting from finalization of prior period tax filings and a change in the geographical mix of income.

Comparatively, for the nine months ended September 30, 2019, the Company recorded an income tax expense of $6.2 million on income before taxes of $15.8 million, using an estimated effective tax rate for the 2019 fiscal year and adjusted for the $0.8 million tax recovery impact related to ASU 2016-09.

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

In connection with the eNom acquisition in 2017, we acquired deferred tax liabilities primarily composed of prepaid registry fees. As a result, we aligned our tax methodology pertaining to the deductibility of prepaid registry fees for our other subsidiaries. In the first quarter of 2019, we determined that we were in technical violation with respect to the administrative application of the accounting method change relating to the deductibility of prepaid registry fees for these additional subsidiaries. In February 2019, the Company filed an application for relief ("9100 Relief") to correct the issue. In November 2019, the Company was granted 9100 Relief and was given 30 days to file the appropriate forms based on prescribed instructions. The Company filed the forms in December 2019 and now awaits the final IRS response and acceptance of the change in accounting method. Management is of the view that it is more likely than not that the IRS will accept the 9100 Relief and filing of the prescribed forms. As such, no additional tax uncertainties or related interest or penalties have been recorded as at September 30, 2020.

The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at  September 30, 2020 and December 31, 2019, respectively.

9. Basic and Diluted Earnings per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of US dollars, except for share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Numerator for basic and diluted earnings per common share:
Net income for the period	$716	$4,205	$3,707	$9,620

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,577,731	10,626,754	10,585,785	10,639,544
Effect of outstanding stock options	105,077	119,080	93,377	158,555
Diluted weighted average number of shares outstanding	10,682,808	10,745,834	10,679,162	10,798,099

Basic earnings per common share	$0.07	$0.40	$0.35	$0.90

Diluted earnings per common share	$0.07	$0.39	$0.35	$0.89

For the three months ended  September 30, 2020, options to purchase 87,659 common shares were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares for the period as compared to the three months ended  September 30, 2019, where 599,140 outstanding options were not included in the computation.

For the nine months ended September 30, 2020, options to purchas e 130,876 common shares were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares for the period as compared to the nine months ended September 30, 2019, where 531,200 outstanding options were not included in the computation.

10. Revenue:

Significant accounting policy

The Company’s revenues are derived from (a) the provisioning of retail mobile services, the provisioning of wholesale mobile platform services, professional services and the provisioning of retail fiber Internet services in our Network Access Services segment; and from (b) domain name registration contracts, other domain related value-added services, domain sale contracts, and other advertising revenue in our Domain Services segment. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as deferred revenue. All products are generally sold without the right of return or refund.

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

The Company generates Network Access Services revenues primarily through the provisioning of mobile services. Mobile services consist of retail services provided to Ting Mobile customers and mobile platform services provided to wholesale customers to whom we also provide other professional services. Fiber internet services revenue include the provisioning of fixed high-speed Internet access, Ting Internet, as well as billing solutions to Internet Service Providers (“ISPs”).

Retail mobile services (Ting Mobile) wireless usage contracts grant customers access to standard talk, text and data mobile services. Ting Mobile contracts are billed based on the actual amount of monthly services utilized by each customer during their billing cycle and charged to customers on a postpaid basis. Voice minutes, text messages and megabytes of data are each billed separately based on a tiered pricing program. The Company recognizes revenue for Ting Mobile usage based on the actual amount of monthly services utilized by each customer.

Mobile platform services agreements contain both MSE services and professional services. MSE services represent a single promise to provide continuous access (i.e. a stand-ready performance obligation) to the platform and software solutions. As each month of providing access to the platform is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, the performance obligation is comprised of a series of distinct service periods. Consideration for these arrangements is variable each month depending on the number of subscribers hosted on the platform. The Company also provides professional services as a part of the mobile platform services agreements. These professional services can include implementation, training, consulting or software development/modification services. Revenues from arrangements to provide professional services are generally distinct from the other promises in the contract(s) and are recognized as the related services are performed. Consideration payable under the professional service arrangements is included with the variable consideration from the mobile platform services, which would represent variable consideration estimated using the most likely amount based on the range of hours expected to be incurred in providing the services. Where consideration for professional services is included in the consideration for mobile platform services, the Company estimates the standalone selling price (“SSP”) for professional services based on observable standalone sales, and applies the residual approach to estimate the SSP for mobile platform services. The total variable consideration is estimated at contract inception (considering any constraints that may apply and updating the estimates as new information becomes available) and the transaction price is allocated to the performance obligations based on the relative SSP basis and recognized over the period to which it relates.

Other professional services consist of professional service arrangements that are billed separately on a time-and-materials basis as well as revenues from the Transitional Services Agreement (“TSA”) with DISH Wireless L.L.C ("DISH"). For professional services billed separately on a time-and-materials basis, revenues are recognized based on the actual hours of services provided. Under the TSA, the Company will provide certain other services such as customer service, marketing and fulfillment services. DISH has the option to terminate services provided under the TSA throughout the term of the agreement, which is for five years effective August 1, 2020. Consideration payable under this arrangement is based on cost plus margin, and revenues are recognized as the services are provided to DISH each month under the ‘as-invoiced’ practical expedient.

Fiber Internet services (Ting Internet) contracts provide customers Internet access at their home or business through the installation and use of our fiber optic network. Ting Internet contracts are generally prepaid and grant customers with unlimited bandwidth based on a fixed price per month basis. Because consideration is collected before the service period, revenue is initially deferred and recognized as the Company performs its obligation to provide Internet access. Though the Company does not consider the installation of fixed Internet access to be a distinct performance obligation, the fees related to installation are immaterial and therefore revenue is recognized as billed.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Network Access Services:
Mobile Services
Retail mobile services	$7,019	$21,722	$44,734	$63,516
Mobile platform services	376	-	376	-
Other professional services	1,457	-	1,457	-
Total Mobile	8,852	21,722	46,567	63,516

Fiber Internet Services	4,657	2,890	13,379	7,977
Total Network Access Services	13,509	24,612	59,946	71,493

Domain Services:
Wholesale
Domain Services	47,261	47,259	139,430	136,336
Value Added Services	4,674	5,154	14,415	14,113
Total Wholesale	51,935	52,413	153,845	150,449

Retail	8,652	8,713	25,669	26,138
Portfolio	215	2,391	958	3,119
Total Domain Services	60,802	63,517	180,472	179,706

	$74,311	$88,129	$240,418	$251,199

During the  three and nine months ended September 30, 2020 and the  three and nine months ended September 30, 2019 no customer accounted for more than 10% of total revenue.

At September 30, 2020, one customer represented 46% of accounts receivables.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Network Access Services:
Mobile Services
Retail mobile services	$3,440	$11,171	$21,957	$32,721
Mobile platform services	-	-	-	-
Other professional services	1,267	-	1,267	-
Total Mobile	4,707	11,171	23,224	32,721

Fiber Internet Services	1,682	936	5,063	2,960
Total Network Access Services	6,389	12,107	28,287	35,681

Domain Services:
Wholesale
Domain Services	36,812	38,337	109,635	110,993
Value Added Services	724	773	2,271	2,306
Total Wholesale	37,536	39,110	111,906	113,299

Retail	4,298	4,359	12,751	13,126
Portfolio	107	180	364	455
Total Domain Services	41,941	43,649	125,021	126,880

Network Expenses:
Network, other costs	2,612	2,254	7,513	7,034
Network, depreciation and amortization costs	3,315	2,545	9,902	6,872
Network, impairment	113	-	1,638	-
Total Network Expenses	6,040	4,799	19,053	13,906

	$54,370	$60,555	$172,361	$176,467

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

Deferred revenue primarily relates to the portion of the transaction price received in advance related to the unexpired term of domain name registrations and other domain related value-added services, on both a wholesale and retail basis, net of external commissions. To a lesser extent, deferred revenue also includes a portion of the transaction price received from mobile platform services, which is related to professional services.

Significant changes in deferred revenue for the nine months ended September 30, 2020 were as follows (Dollar amounts in thousands of U.S. dollars):

September 30, 2020

Balance, beginning of period	$149,303
Deferred revenue	177,822
Recognized revenue	(172,895)
Balance, end of period	$154,230

Remaining Performance Obligations:

For retail mobile and internet access services, where the performance obligation is part of contracts that have an original expected duration of one year or less (typically one month), the Company has elected to apply a practical expedient to not disclose revenues expected to be recognized in the future related performance obligations that are unsatisfied (or partially unsatisfied).

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

Professional service revenue related to mobile platform services is deferred over a maximum of twelve month periods.

11. Costs to obtain and fulfill a Contract

Deferred costs of fulfillment

Deferred costs to fulfill contracts primarily consist of domain registration costs which have been paid to a domain registry, and are capitalized as Prepaid domain name registry and ancillary services fees. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. The Company also defers certain technology design and data migration costs it incurs to fulfil its performance obligations contained in our MSE arrangements. For the nine months ended September 30, 2020, the Company capitalized $129.9 million and also amortized $125.8 million of contract costs. There was no impairment loss recognized in relation to the costs capitalized during the nine months ended September 30, 2020. Amortization expense of deferred costs is primarily included in cost of revenue, and to a lesser extent t echnical operations and development expense.

           The breakdown of the movement in the prepaid domain name registry and ancillary services fees balance for the  nine months ended September 30, 2020 is as follows (Dollar amounts in thousands of U.S. dollars).

September 30, 2020

Balance, beginning of period	$109,167
Deferral of costs	129,879
Recognized costs	(125,806)
Balance, end of period	$113,240

12. Leases

We lease datacenters, corporate offices and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating Lease Cost (leases with a total term greater than 12 months)	$569	$609	$1,644	$2,506
Short-term Lease Cost (leases with a total term of 12 months or less)	76	305	449	708
Variable Lease Cost	164	156	437	520
Total Lease Cost	$809	$1,070	$2,530	$3,734

Lease Cost is presented in general and administrative expenses and network expenses within our consolidated statements of operations and comprehensive income.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
Supplemental cashflow information:	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating Lease - Operating Cash Flows (Fixed Payments)	$571	$587	$1,560	$2,472
Operating Lease - Operating Cash Flows (Liability Reduction)	$475	$466	$1,273	$2,117
New ROU Assets - Operating Leases	$1,030	$86	$1,941	$4,554

Supplemental balance sheet information related to leases:	September 30, 2020	December 31, 2019
Weighted Average Discount Rate	3.87%	5.20%
Weighted Average Remaining Lease Term	8.24 yrs	8.62 yrs

Maturity of lease liability as of  September 30, 2020 (Dollar amounts in thousands of U.S. dollars):

September 30, 2020
Remaining of 2020	$526
2021	2,043
2022	1,976
2023	1,901
2024	1,512
Thereafter	5,259
Total future lease payments	13,217
Less imputed interest	1,846
Total	$11,371

Operating lease payments include payments under the non-cancellable term and approximately $0.6 million related to options to extend lease terms that are reasonably certain of being exercised.

As of September 30, 2020, we have entered into lease agreements for total payments of$0.5 million that have not yet commenced, and therefore are not included in the lease liability.

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

13. Segment Reporting:

(a)  We are organized and managed based on two operating segments which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate and are described as follows:

1.     Network Access Services - This segment derives revenue from the retail sale of mobile phones, retail telephony services, retail high speed Internet access to individuals and small businesses primarily through the Ting website. The segment also derives revenue from MSE services and professional services to wholesale customers. Revenues are generated in the United States.

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

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in Note 10 – Revenue), which is regularly reported to the chief operating decision maker is as follows (Dollar amounts in thousands of US dollars):

	Network Access Services	Domain Services	Consolidated Totals
Three Months Ended September 30, 2020

Net Revenues	$13,509	$60,802	$74,311

Cost of revenues
Cost of revenues	6,389	41,941	48,330
Network expenses	484	2,128	2,612
Depreciation of property and equipment	2,631	354	2,985
Amortization of intangible assets	26	304	330
Impairment of Property Plant and Equipment	113	-	113
Total cost of revenues	9,643	44,727	54,370
Gross Profit	3,866	16,075	19,941

Expenses:
Sales and marketing			8,318
Technical operations and development			3,162
General and administrative			4,868
Depreciation of property and equipment			125
Amortization of intangible assets			2,315
Loss (gain) on currency forward contracts			(159)
Income from operations			1,312
Other income (expenses), net			244
Income before provision for income taxes			$1,556

	Network Access Services	Domain Services	Consolidated Totals
Three Months Ended September 30, 2019

Net Revenues	$24,612	$63,517	$88,129

Cost of revenues
Cost of revenues	12,107	43,649	55,756
Network expenses	515	1,739	2,254
Depreciation of property and equipment	1,797	434	2,231
Amortization of intangible assets	12	302	314
Total cost of revenues	14,431	46,124	60,555
Gross Profit	10,181	17,393	27,574

Expenses:
Sales and marketing			8,769
Technical operations and development			2,876
General and administrative			4,574
Depreciation of property and equipment			117
Loss on disposition of property and equipment			73
Amortization of intangible assets			2,544
Loss (gain) on currency forward contracts			20
Income from operations			8,601
Other income (expenses), net			(1,263)
Income before provision for income taxes			$7,338

	Network Access Services	Domain Services	Consolidated Totals
Nine Months Ended September 30, 2020

Net Revenues	$59,946	$180,472	$240,418

Cost of revenues
Cost of revenues	28,287	125,021	153,308
Network expenses	1,627	5,886	7,513
Depreciation of property and equipment	7,629	1,263	8,892
Amortization of intangible assets	74	936	1,010
Impairment of Property Plant and Equipment	1,638	-	1,638
Total cost of revenues	39,255	133,106	172,361
Gross Profit	20,691	47,366	68,057

Expenses:
Sales and marketing			26,521
Technical operations and development			8,980
General and administrative			15,074
Depreciation of property and equipment			363
Amortization of intangible assets			7,766
Impairment of definite life intangible assets			1,431
Loss (gain) on currency forward contracts			(99)
Income from operations			8,021
Other income (expenses), net			(1,924)
Income before provision for income taxes			$6,097

	Network Access Services	Domain Services	Consolidated Totals
Nine Months Ended September 30, 2019

Net Revenues	$71,493	$179,706	$251,199

Cost of revenues
Cost of revenues	35,681	126,880	162,561
Network expenses	1,552	5,482	7,034
Depreciation of property and equipment	4,907	1,163	6,070
Amortization of intangible assets	34	768	802
Total cost of revenues	42,174	134,293	176,467
Gross Profit	29,319	45,413	74,732

Expenses:
Sales and marketing			26,366
Technical operations and development			8,151
General and administrative			13,818
Depreciation of property and equipment			375
Loss on disposition of property and equipment			73
Amortization of intangible assets			6,661
Loss (gain) on currency forward contracts			(90)
Income from operations			19,378
Other income (expenses), net			(3,549)
Income before provision for income taxes			$15,829

(b)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of US dollars):

	September 30, 2020	December 31, 2019

Canada	$2,249	$2,319
United States	107,475	79,758
Europe	43	44
	$109,767	$82,121

(c)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of US dollars):

	September 30, 2020	December 31, 2019

Canada	$2,635	$5,207
United States	35,157	40,137
	$37,792	$45,344

(d)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region (Dollar amounts in thousands of US dollars):

	September 30, 2020	December 31, 2019

Canada	$-	$-
	$-	$-

(e)           Valuation and qualifying accounts (Dollar amounts in thousands of US dollars):

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period

Nine Months Ended September 30, 2020	$131	$85	$-	$216
Twelve months ended December 31, 2019	$132	$(1)	$-	$131

14. Stockholders' Equity:

The following table summarizes stockholders' equity transactions for the three-month period ended  September 30, 2020 (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained	comprehensive	stockholders'
	Number	Amount	capital	earnings	income (loss)	equity

Balances, June 30, 2020	10,570,360	18,865	591	77,322	596	97,374

Exercise of stock options	38,102	1,124	(492)	-	-	632
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(14,948)	-	(132)	-	-	(132)
Stock-based compensation	-	-	1,016	-	-	1,016
Net income	-	-	-	716	-	716
Other comprehensive income (loss)	-	-	-	-	775	775
Balances, September 30, 2020	10,593,514	$19,989	$983	$78,038	$1,371	$100,381

The following table summarizes stockholders' equity transactions for the nine-month period ended  September 30, 2020 (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained	comprehensive	stockholders'
	Number	Amount	capital	earnings	income (loss)	equity

Balances, December 31, 2019	10,585,159	16,633	880	76,208	473	94,194

Exercise of stock options	80,037	1,480	(802)	-	-	678
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(33,818)	-	(479)	-	-	(479)
Acquisition of Cedar Holdings Group	32,374	2,000	-	-	-	2,000
Repurchase and retirement of shares	(70,238)	(124)	(1,280)	(1,877)	-	(3,281)
Stock-based compensation	-	-	2,664	-	-	2,664
Net income	-	-	-	3,707	-	3,707
Other comprehensive income (loss)	-	-	-	-	898	898
Balances, September 30, 2020	10,593,514	$19,989	$983	$78,038	$1,371	$100,381

2020 Stock Buyback Program

On February 12, 2020, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 13, 2020 and is expected to terminate on February 12, 2021. For the three months ended September 30, 2020, the Company did not repurchase shares under this program. For the nine months ended September 30, 2020, the Company repurchased 70,238 shares under this program for total consideration of $3.3 million.

2019 Stock Buyback Program

On February 13, 2019, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 14, 2019 and terminated on February 13, 2020. During the three and nine months ended September 30, 2019, the Company repurchased 101,816 shares under this program, for a total of $5.0 million. During the nine months ended September 30, 2020, the Company did not repurchase shares under this program.

2018 Stock Buyback Program

On February 14, 2018, the Company announced that its Board of Directors has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 14, 2018 and terminated on February 13, 2019.  During the nine months ended September 30, 2019, the Company did not repurchase any shares under this program.

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

Details of stock option transactions for the three months ended  September 30, 2020 and  September 30, 2019 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	897,278	$53.41	774,915	$48.63
Granted	23,800	68.30	36,500	54.51
Exercised	(38,102)	38.58	(12,260)	15.60
Forfeited	(10,678)	60.54	(7,014)	60.87
Expired	(636)	58.77	(12,875)	44.98
Outstanding, end of period	871,662	54.38	779,266	49.37
Options exercisable, end of period	436,862	$48.57	368,664	$39.43

Details of stock option transactions for the nine months ended September 30, 2020 and  September 30, 2019 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	754,497	$49.94	702,337	$43.80
Granted	219,325	60.18	180,800	60.56
Exercised	(80,037)	26.87	(66,619)	18.65
Forfeited	(18,993)	60.41	(22,315)	58.59
Expired	(3,130)	59.64	(14,937)	46.45
Outstanding, end of period	871,662	54.38	779,266	49.37
Options exercisable, end of period	436,862	$48.57	368,664	$39.43

As of September 30, 2020, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$10.16 - $19.95	61,514	$16.21	1.0	$3,241	61,514	$16.21	1.0	$3,241
$21.10 - $27.53	36,250	23.76	1.7	1,636	36,250	23.76	1.7	1,636
$35.25 - $37.35	5,625	36.88	1.7	180	4,375	37.35	1.3	138
$46.90 - $48.00	14,000	47.33	5.4	302	3,750	47.00	3.4	82
$51.82 - $59.98	329,046	55.52	3.8	4,402	248,490	55.52	3.6	3,325
$60.01 - $68.41	425,227	62.08	5.8	2,899	82,483	63.33	5.1	459
	871,662	$54.38	4.5	$12,660	436,862	$48.57	3.3	$8,881

Total unrecognized compensation cost relating to unvested stock options at September 30, 2020, prior to the consideration of expected forfeitures, is approxi mately $8.0 m illion and is expected to be recognized over a weighted average period of 2.6 years.

The Company recorded stock-based compensation of  $1.0 million for the three months ended September 30, 2020, and $0.8 million for the three months ended  September 30, 2019, respectively.

The Company recorded stock-based compensation of $2.7 million for the nine months ended September 30, 2020, and $2.0 million for the nine months ended September 30, 2019, respectively.

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at  September 30, 2020 (Dollar amounts in thousands of U.S. dollars):

	September 30, 2020
	Fair Value Measurement Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset	$-	$2,402	$-	$2,402

Derivative instrument liability	$-	$(247)	$-	$(247)

Total assets (liability)	$-	$2,155	$-	$2,155

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

17. Other income:

On August 1, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and between the Company and DISH Wireless L.L.C.(“DISH”). Under the Purchase Agreement and in accordance with the terms and conditions set forth therein, the Company sold to DISH its mobile customer accounts that are marketed and sold under the Ting brand (other than certain customer accounts associated with one network operator) (“Transferred Assets”). For a period of 10 years following the execution of the Purchase Agreement, DISH will pay a monthly fee to the Company generally equal to an amount of net revenue received by DISH in connection with the transferred customer accounts minus certain fees and expenses, as further set forth in the Purchase Agreement. During the three and nine months ended September 30, 2020, the Company earned $4.6 million under the Purchase Agreement.

On August 1, 2020, the Company derecognized intangible assets and capitalized contract costs associated with the Transferred Assets in the amount of $3.5 million. As an accounting policy, the Company only records contingent consideration when the consideration is resolved. As such the Company will continue to record contingent consideration in Other income as the consideration is invoiced on a monthly basis over the 10-year period following the execution of the Purchase Agreement. The gain is presented net of the original cost base of the Transferred Assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Write-down of Ting Mobile intangible assets	$(2,581)	$-	$(2,581)	$-
Write-down of Ting Mobile contract costs	(932)	-	(932)	-
Income earned on sale of Transferred Assets	4,603	-	4,603	-
Gain on sale of Ting Customer Assets	$1,090	$-	$1,090	$-

18. Contingencies:

From time to time, the Company has legal claims and lawsuits in connection with its ordinary business operations. The Company vigorously defends such claims. While the final outcome with respect to any actions or claims outstanding or pending as of  September 30, 2020 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things: the competition we expect to encounter as our business develops and competes in a broader range of Internet services; the Company's foreign currency requirements, specifically for the Canadian dollar; Mobile Services Platform, and fixed Internet access subscriber growth and retention rates; our belief regarding the underlying platform for our domain services, our expectation regarding the trend of sales of domain names and advertising; our expectations regarding portfolio revenue, our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds, our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; the impact of the COVID-19 outbreak on our business, operations and financial performance; and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

•	Our ability to collect anticipated payments from DISH in connection with the 10-year payment stream that is a function of the margin generated by the transferred subscribers over a 10-year period pursuant to the terms of the Purchase Agreement;

•	Pending or new litigation; and

•	Factors set forth below in Part II - Other Information under the caption "Item 1A Risk Factors" in this Quarterly Report on Form 10-Q related to our Mobile Services Enabler (MSE) platform and business.

•	Factors set forth under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 4, 2020 (the “2019 Annual Report”).

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

Our management regularly reviews our operating results on a consolidated basis, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our management regularly reviews revenue for each of our service offerings in order to gain more depth and understanding of the key business metrics driving our business. Accordingly, we report Network Access Services and Domain Services revenue separately

For the three months ended September 30, 2020 and September 30, 2019, we reported revenue of $74.3 million and $88.1 million, respectively.

For the nine months ended September 30, 2020 and September 30, 2019, we reported revenue of $240.4 million and $251.2 million, respectively.

Network Access Services

Network Access Services includes retail mobile services, mobile platform and professional services supporting MVNOs, fixed high-speed Internet access services and other revenues, including billing solutions to small ISPs.

On August 1, 2020, the Company and its wholly owned Subsidiary Ting, Inc. entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DISH pursuant to which Ting sold substantially all of its retail mobile customer relationships, and mobile handset and SIM inventory to DISH and granted DISH the right to use and an option to purchase the Ting brand. The transferred assets under the Purchase Agreement do not include the technology platforms and related intellectual property and infrastructure necessary to enable or support the mobile customers. The Company has retained the assets used to provide Mobile Services Enabler (MSE) platform and other professional services to DISH, as discussed below. As at September 30, 2020, the Company had shut down the Roam Mobility brands and related businesses as a result of lack of demand for SIM-enabled roaming services due to the current and expected longer term reduction of business and leisure travel caused by the COVID-19 pandemic.

The Company also derives revenue from the sale of fixed high-speed Internet access, Ting Internet, in select towns throughout the United States, with further expansion underway to both new and existing Ting towns. Our primary sales channel of Ting Internet is through the Ting website. The primary focus of Ting Internet is to provide reliable Gigabit Internet services to consumer and business customers. On January 1, 2020, the Company closed its acquisition of Cedar. Cedar is a telecommunications provider serving multiple markets in the Western Slope of Colorado and northwestern New Mexico. Cedar has focused the last several years on building fiber to enterprise, anchor institution, and residential customers.

Revenues from our retail mobile services, MSE business and Ting Internet are all generated in the U.S. and are provided on a monthly basis. Ting Internet services have no fixed contract terms, while our MSE customer agreements have set contract lengths with the underlying MVNO.

Domain Services

Domain Services includes wholesale and retail domain name registration services, value added services and portfolio services derived through our OpenSRS, eNom, Ascio, EPAG and Hover brands. We earn revenues primarily from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations. In addition, we earn revenues from the sale of retail domain name registration and email services to individuals and small businesses; and by making our portfolio of domain names available for sale or lease. Domain Services revenues are attributed to the country in which the contract originates, which is primarily in Canada and the U.S for OpenSRS and Enom brands. Ascio domain services contracts and EPAG agreements primarily originate in Europe.

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

Wholesale, primarily branded as OpenSRS, eNom, EPAG and Ascio, derives revenue from its domain service and from providing value-added services. The OpenSRS, eNom, EPAG and Ascio domain services manage 25.0 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations, which has increased by 1.2 million domain names since September 30, 2019.  The increase is driven by increased registrations experienced by our brands during COVID-19, as more businesses established an online presence, offset by the continued erosion of registrations related to non-core customers from our Enom brand.

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

Ting Mobile accounts and subscribers under management are no longer reported as a key performance indicator. This is result of the Purchase Agreement with DISH in the current period, where the Company sold substantially all of its retail mobile customer relationships, and mobile handset and SIM inventory to DISH and granted DISH the right to use and an option to purchase the Ting brand. As part of the Purchase Agreement, as a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to DISH. This has been classified as Other Income and not considered revenue in the current period.

Ting Internet	September 30,
	2020	2019
	(in '000's)
Ting Internet accounts under management	14	10
Ting Internet serviceable addresses (1)	50	34

(1)	Defined as premises to which Ting has the capability to provide a customer connection in a service area.

Domain Services	For the Three Months Ended September 30,(1)
	2020	2019
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	4,460	4,227
Domains under management

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.

Domain Services	For the Nine Months Ended September 30,(1)
	2020	2019
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	13,963	13,166
Domains under management

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.

Domain Services	September 30,
	2020	2019
	(in 000's)
Registered using Registrar Accreditation belonging to the Tucows Group	19,598	19,491
Registered using Registrar Accreditation belonging to Resellers	5,429	4,367
Total domain names under management	25,027	23,858

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

Network Access Services

On August 1, 2020, the Company and its wholly owned Subsidiary Ting, Inc. entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DISH pursuant to which Ting sold substantially all of its retail mobile customer relationships, and mobile handset and SIM inventory to DISH and granted the right to use and an option to purchase the Ting brand. Select MNO agreements previously established to operate the Ting Mobile MVNO business will also be assigned to DISH as part of this Purchase Agreement. The transferred assets under the Purchase Agreement do not include the technology platforms and related intellectual property and infrastructure necessary to enable or support the mobile customers. The Company will retain assets used to provide MSE services to DISH, as discussed below.

Contemporaneously with the execution of the Purchase Agreement on August 1, 2020, the Company, through its wholly owned subsidiary Ting, Inc. entered into a services agreement under which Ting will act as a mobile service enabler (“MSE Agreement”) with DISH in support of DISH’s mobile network operations.   Under the terms of the MSE Agreement, the Company and its affiliates are permitted to sell mobile service enabler services to other third parties. The identified risks associated with this pivot from MVNO to MSE have been discussed at length below in Part II - Other Information under the caption "Item 1A Risk Factors" in this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our 2019 Annual Report other than accounting policies over revenue recognition for our new MSE agreement. For further information on our critical accounting policies and estimates, see Note 3 – Recent Accounting Pronouncements to the consolidated financial statements of the Company in Part I, Item 1 in this Quarterly Report on Form 10-Q.

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

Our new MSE business is without any physical storefronts, and is similarly well-positioned to weather this event.

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

Current and expected COVID-19 Impacts

Financial & Operational Impacts

Further to the below discussion within this Quarterly Report around the financial condition and results of operations for the current period financial results, the current impact from COVID-19 has been limited to the Network Access segment, primarily impacting Mobile Services. Management continues to assess the impact on a daily basis and expects continued impact through the fourth quarter of 2020, should the COVID-19 pandemic persist. On a segment basis, our current assessment is as follows:

Network Access – Mobile Services:

On August 1, 2020, the Company and its wholly owned Subsidiary Ting, Inc. entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DISH pursuant to which Ting sold its mobile customer relationships, and mobile handset and SIM inventory to DISH and granted the right to use and purchase the Ting brand. Select MNO agreements previously established to operate the Ting Mobile MVNO business will also be assigned to DISH as part of this Purchase Agreement. Ting, Inc. only retains a small subset of customers to which it continues to provide retail mobile services. Consistent with prior periods, COVID-19 has impacted the demand for our Mobile Services as customer usage patterns changed, which has had a corresponding negative impact on our revenues. We do not expect the impact to substantially worsen over the coming months as we have seen usage stabilize during the current period. Our exposure is also significantly limited given the above mentioned sale of the majority of our customer relationships to DISH as part of the purchase agreement in the current period. Our new MSE platform and professional services businesses are completely online and do not rely on physical storefronts to attract or service customers’ needs. We are fully prepared to continue providing uninterrupted Mobile related enablement services to our MVNO customers. We have not and do not expect any corresponding negative impact on our revenues for these new revenue streams, nor do we expect the impact to substantially worsen over the coming months.

Network Access – Fiber Internet Services:

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

Domain Services:

Domain Services are foundational to the functioning of the Internet. As discussed above, services like individual and wholesale domain names, email and hosting do not rely on in-person interaction or the supply chain in the same way physical products and services do. We have not experienced any negative COVID-19 related impacts, either financially or operationally for Domains related services, across our OpenSRS, Enom, Ascio, EPAG & Hover brands. As more businesses face the reality of prolonged physical shutdown and move to establish an online presence, we have seen growth in this segment, primarily driven by large volume resellers in our OpenSRS brand where total domains under management increased 591,018 since June 30, 2020. This growth rate in domains under management was driven by the Pandemic, and may not be sustained in the future as domain registrations plateau. Our results of operations for the current period financial results are in line with management’s expectation for the period given product, customer mix and current brand trajectories. We will continue to monitor the impact but do not foresee any negative financial or operational impacts associated with this segment.

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

RESULTS OF OPERATIONS FOR THE three and nine months ended September 30, 2020 AS COMPARED TO THE three and nine months ended September 30, 2019

NET REVENUES

Network Access Services

The Company generates Network Access Services revenues primarily through the provisioning of retail mobile services, mobile platform and professional services supporting MVNOs, fixed high-speed Internet access services and other revenues, including billing solutions to small ISPs.

Mobile Services - Retail Mobile Services

             Ting Mobile wireless usage contracts grant customers access to standard talk, text and data mobile services. Ting Mobile contracts are billed based on the actual amount of monthly services utilized by each customer during their billing cycle and charged to customers on a postpaid basis. Voice minutes, text messages and megabytes of data are each billed separately based on a tiered pricing program. The Company recognizes revenue for Ting Mobile usage based on the actual amount of monthly services utilized by each customer. On August 1, 2020, the Company and its wholly owned Subsidiary Ting, Inc. entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DISH pursuant to which Ting sold substantially all of its retail mobile customer relationships, and mobile handset and SIM inventory to DISH and granted the right to use and option to purchase the Ting brand. Select MNO agreements previously established to operate the Ting Mobile MVNO business will also be assigned to DISH as part of this Purchase Agreement. Ting, Inc. only retains a small subset of customers to which it continues to provide retail mobile services. All future revenues associated with Retail Mobile Services stream will only be for this subset of customers retained by Ting, Inc.

             Ting Mobile services are primarily contracted through the Ting website, for one month at a time and contain no commitment to renew the contract following each customer's monthly billing cycle. The Company's billing cycle for all Ting Mobile customers is computed based on the customer's activation date. In order to recognize revenue as the Company satisfies its obligations, we compute the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. In addition, revenues associated with the sale of wireless devices and accessories are recognized when title and risk of loss is transferred to the customer and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

As part of the DISH Purchase Agreement, as a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to DISH, over a period of 10 years. This has been classified as Other Income and not considered revenue in the current period

Mobile Services - Mobile Platform Services

            Tucows' MSE platform provides network access, provisioning and billing services for MVNOs. These platform fees are billed to our MVNO customers monthly, on a postpaid basis. The fees are based on the volume of their subscribers utilizing the platform during a given month. The Company recognizes revenue over this new revenue stream as the Company satisfies its obligations to provide MSE services on a monthly basis. For any bundled professional services where collection is collected before the service period as part of MSE Platform Revenues, the professional services revenue is initially deferred and recognized only as the Company performs its obligation to provide professional services.

Mobile Services - Other Professional Services

           This revenue stream includes any other professional services, including transitional services, earned in connection with Tucows' new MSE business. These are billed to our customers monthly at set and established rates for services provided in period. The Company recognizes revenue over this new revenue stream as the Company satisfies its obligations to provide professional services.

Fiber Internet Services

Fiber Internet Services derive revenues from providing Ting Internet to individuals and small businesses in select cities. In addition, we provide billing, provisioning and customer care software solutions to ISPs through our Platypus billing software. Ting Internet access contracts provide customers Internet access at their home or business through the installation and use of our fiber optic network. Ting Internet contracts are generally prepaid and grant customers with unlimited bandwidth based on a fixed price per month basis. Since consideration is collected before the service period, revenue is initially deferred and recognized as the Company performs its obligation to provide Internet access.

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

Wholesale - Domain Services

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

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Network Access Services:
Mobile Services
Retail mobile services	$7,019	$21,722	$44,734	$63,516
Mobile platform services	376	-	376	-
Other professional services	1,457	-	1,457	-
Total Mobile	8,852	21,722	46,567	63,516

Fiber Internet Services	4,657	2,890	13,379	7,977
Total Network Access Services	13,509	24,612	59,946	71,493

Domain Services:
Wholesale
Domain Services	47,261	47,259	139,430	136,336
Value Added Services	4,674	5,154	14,415	14,113
Total Wholesale	51,935	52,413	153,845	150,449

Retail	8,652	8,713	25,669	26,138
Portfolio	215	2,391	958	3,119
Total Domain Services	60,802	63,517	180,472	179,706

	$74,311	$88,129	$240,418	$251,199
(Decrease) increase over prior period	$(13,818)		$(10,781)
(Decrease) increase - percentage	(16)%		(4)%

The following table presents our revenues, by revenue source, as a percentage of total revenues (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Network Access Services:
Mobile Services
Retail mobile services	9%	25%	19%	25%
Mobile platform services	1%	0%	0%	0%
Other professional services	2%	0%	1%	0%
Total Mobile	12%	25%	20%	25%

Fiber Internet Services	6%	3%	6%	3%
Total Network Access Services	18%	28%	26%	28%

Domain Services:
Wholesale
Domain Services	64%	53%	57%	55%
Value Added Services	6%	6%	6%	6%
Total Wholesale	70%	59%	63%	61%

Retail	12%	10%	11%	10%
Portfolio	0%	3%	0%	1%
Total Domain Services	82%	72%	74%	72%

	100%	100%	100%	100%

Total net revenues for the three months ended September 30, 2020 decreased by $13.8 million, or 16%, to $74.3 million from $88.1 million when compared to the three months ended September 30, 2019.  The three-month decrease in revenue was primarily driven by $12.9 million of reduced revenues attributable to our Mobile Services streams that were impacted by both the sale of the majority of the customer base of Ting Mobile to DISH Wireless on August 1, 2020 and the shutdown of Roam Mobility brands impacted by loss of mobile subscribers and reduced usage related to COVID-19 when compared to the three months ended September 30, 2019. As part of the DISH Purchase Agreement, as a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10 year term of the agreement. This has been classified as Other Income and not considered revenue in the current period. Additionally, further decreases in domain name services revenue of $2.7 million, driven by the fact that the three months ended September 30, 2019 included a large one-time Portfolio sale as we began to ramp up the disposition of our domains portfolio, which culminated in the fourth quarter of 2019.  These decreases were offset by Fiber Internet services revenues which increased $1.8 million, driven by our recent first quarter acquisition of Cedar as well as through the expansion of our existing Ting Internet footprint.

Total net revenues for the nine months ended September 30, 2020 decreased by $10.8 million, or 4%, to $240.4 million from $251.2 million when compared to the nine months ended September 30, 2019.  The nine-month decrease in revenue was primarily driven $16.9 million of reduced revenues attributable to our Mobile Services streams. As discussed above and echoed in prior periods, this decrease is result of a decline in mobile subscribers and reduced usage related to COVID-19 since the onset of the pandemic. The nine months ended September 30, 2019 were not characterized by this same reduced usage seen during the pandemic. Outside of the impacts of the pandemic year over year, the most recent decisions to shut down the Roam Mobility brands (in the second quarter of 2020) and to enter into the Purchase Agreement with DISH (current period) to sell the customer relationships of Ting Mobile have directly resulted in the decrease in revenue for the nine months ended September 30, 2020. As part of the DISH Purchase Agreement, as a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to DISH. This has been classified as Other Income and not considered revenue in the current period. These decreases were offset by increased Fiber Internet services revenues which increased $5.4 million, driven by our recent first quarter acquisition of Cedar as well as through the expansion of our existing Ting Internet footprint. Smaller increases from Domains Services of $0.8 million also helped offset any revenue decreases in period, which was driven by an overall increase in domains under management relative to the nine months ended September 30, 2019.

Deferred revenue from domain name registrations and other Internet services at September 30, 2020 increased by $4.9 million to $154.2 million from $149.3 million at December 31, 2019 primarily due to current period billings for domain name registration and service renewals.

During the three and nine months ended September 30, 2020, no customer accounted for more than 10% of total revenue. For the three and nine months ended September 30, 2019, no customer accounted for more than 10% of total revenue. As at September 30, 2020, DISH accounted for 46% of total accounts receivable and at December 31, 2019 no customer accounted for more than 10% of accounts receivable. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Network Access Services

Mobile Services

Net revenues from Mobile Services for the three months ended September 30, 2020 decreased by $12.8 million or 59% to $8.9 million as compared to the three months ended September 30, 2019. This decrease is driven by a decline in Retail Mobile Services revenue, which decreased by $14.7 million compared to September 30, 2019, to $7.0 million. Ting Mobile accounts for $13.9 million of this decrease (of which $0.8 million is reduced device revenues and $13.1 million relates to service revenues), followed by Roam Mobility at $0.8 million of the total decrease. The decline in Retail Mobile Services revenue is driven by the sale of the Ting customer base on August 1, 2020 to DISH and the shutdown of Roam Mobility last quarter. In addition to these changes, subscriber churn and reduced usage related to the COVID-19 pandemic also resulted in lower revenues relative to the three months ended September 30, 2019. This decrease is offset by an increase in Mobile Platform services revenues by $0.4 million and Other Professional Services revenues by $1.5 million, both a result of the new MSE business created as a result of the DISH purchase agreement. The current period only reflects one month of retail mobile services revenue (July 2020) at the existing subscriber base of Ting Mobile. Subsequent to the sale to DISH, the Retail Mobile Services revenue relates to a small subset of customers retained by the Company. The consideration for the sale of the subscriber base to DISH is captured as Other Income in the current period and described below.

Net revenues from Mobile Services for the nine months ended September 30, 2020 decreased by $16.9 million or 27% to $46.6 million as compared to the nine months ended September 30, 2019. This decrease is driven by a decline in Retail Mobile Services revenue, which decreased by $18.8 million compared to September 30, 2019, to $44.7 million. Ting Mobile accounts for $16.6 million of this decrease (of which $0.1 million is reduced device revenues and $16.5 million relates to service revenues), followed by Roam Mobility at $2.2 million of the total decrease. The decline in Retail Mobile Services revenue is driven by the sale of the Ting customer base on August 1, 2020 to DISH and the shutdown of Roam Mobility last quarter. In addition to these changes, continued subscriber churn and reduced usage related to the COVID-19 pandemic for two full quarters in 2020 also resulted in lower revenues relative to the nine months ended September 30, 2019. This decrease is offset by an increase in Mobile Platform services revenues by $0.4 million and Other Professional Services revenues by $1.5 million, both a result of the new MSE business created as a result of the DISH purchase agreement in period. The current period only reflects seven months of retail mobile services revenue at the existing subscriber base of Ting Mobile, versus a complete nine-month period in 2019. Subsequent to the sale to DISH, the Retail Mobile Services revenue relates to a small subset of customers retained by the Company. The consideration for the sale of the subscriber base to DISH is captured as Other Income in the current period and described below.

Fiber Internet Services

Revenues from Ting Internet and billing solutions generated $4.7 million in revenue during the three months ended September 30, 2020, up $1.8 million or 62% compared to the three months ended September 30, 2019. This growth is driven by the recent first quarter acquisition of Cedar. Cedar contributed $1.1 million of the increase in revenue during the current period, with $0.7 million related to the continued expansion of our Ting Internet footprint in existing Ting towns throughout the United States.

Revenues from Ting Internet and billing solutions generated $13.4 million in revenue during the nine months ended September 30, 2020, up $5.4 million or 68% compared to the nine months ended September 30, 2019. This growth is driven by the recent first quarter acquisition of Cedar. Cedar contributed $3.5 million of the increase in revenue during the current period, with $1.9 million related to the continued expansion of our Ting Internet footprint in existing Ting towns throughout the United States.

As of September 30, 2020, Ting Internet had access to 50,000 serviceable addresses and 14,000 active accounts under its management compared to having access to 34,000 serviceable addresses and 10,000 active accounts under its management as of September 30, 2019. These figures include the increase in serviceable addresses and accounts attributable to the prior quarter Cedar acquisition.

Domain Services

Wholesale

During the three months ended September 30, 2020, Wholesale domain services revenue remained flat at $47.3 million, when compared to the three months ended September 30, 2019. Increases from Wholesale domain registration of $1.8 million from OpenSRS and EPAG brands driven by COVID-19 registration growth were offset by decreases of $1.8 million from Enom and Ascio brands, both of which have seen a decline in registrations by non-core customers relative to the three months ended September 30, 2019.

During the nine months ended September 30, 2020, Wholesale domain services revenue increased by $3.1 million or 2% to $139.4 million, when compared to the nine months ended September 30, 2019. The nine-month increase was primarily driven by a $4.6 million increase in revenue related to the prior year acquisition of Ascio. Ascio revenues now represent a full three quarters of earned revenue compared to the stub period of attributable revenue during the nine months ended September 30, 2019. Additionally, we saw a further increase in Wholesale domain revenues of $3.0 million from our other domain services brands, namely OpenSRS and EPAG due to the increase in domains under management for these brands associated with an uptick in registrations during the third quarter of 2020 in connection with COVID-19. As more businesses establish an online presence during this time, we have seen growth from large volume resellers across these brands. This has had a marginal impact on revenue in the current period but will have a carryforward impact in subsequent periods as revenues are recognized from previously deferred billings. These increases were offset by a decrease of $4.5 million in Wholesale domain revenues related to our eNom brand, driven by continued decline in domain registrations by non-core customers relative to the nine months ended September 30, 2019.

Total domains that were managed under the OpenSRS, eNom, EPAG, and Ascio domain services increased by 1.2 million domain names to 25.0 million as of September 30, 2020, when compared to 23.9 million at September 30, 2019. The increase is a driven by the continued growth in registrations through 2020 as a result of the COVID-19 pandemic.

During the three months ended September 30, 2020, value-added services decreased by $0.5 million to $4.7 million compared to the three months ended September 30, 2019. The three-month decreases were primarily driven by a decrease in expiry revenue of $0.2 million, a decrease in hosting revenues of $0.2 million and other small decreases in Digital Certificates, Email and Other revenues of $0.1 million.

During the nine months ended September 30, 2020, value-added services increased by $0.3 million to $14.4 million compared to the nine months ended September 30, 2019. The nine-month increases were primarily driven by an increase in expiry revenue of $1.0 million, a decrease in hosting revenues of $0.4 million, a decrease in Digital Certificates revenues of $0.2 million, and other small decreases in Email and Other revenues of $0.1 million.

Retail

Net revenues from retail for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, remained relatively flat at $8.7 million.

Net revenues from retail for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, decreased by less than $0.4 million to $25.7 million. Revenue decreased as a result of a shrinking eNom customer base, driven by non-core customers.

Portfolio

Net revenues from portfolio for the three months ended September 30, 2020, decreased by $2.2 million to $0.2 million, as compared to the three months ended September 30, 2019. This decrease is due to lower proceeds from individual portfolio sales compared to the three months ended September 30, 2019, which included a large one-time portfolio sale as the Company began to ramp up selling its remaining portfolio. By the fourth quarter of 2019, the Company disposed of its entire domain portfolio, excluding surname domains used in the Realnames email service. The Company expects portfolio revenue to materially decline in Fiscal 2020 and thereafter.

Net revenues from portfolio for the nine months ended September 30, 2020 similarly decreased by $2.1 million to $1.0 million, as compared to the nine months ended September 30, 2019. Consistent with the above discussion, the third quarter of 2019 included a significant one-time portfolio sale as the Company began to ramp up selling its remaining portfolio. By the fourth quarter of 2019, the Company disposed of its entire domain portfolio, excluding surname domains used in the Realnames email service. The Company expects portfolio revenue to materially decline in Fiscal 2020 and thereafter.

COST OF REVENUES

Network Access Services

Mobile Services - Retail Mobile Services

Cost of revenues for Retail Mobile Services includes the costs of provisioning mobile services, which is primarily our customers' voice, messaging, data usage provided by our Network Operator, and the costs of providing mobile phone hardware, which is the cost of mobile phone devices and SIM cards sold to our customers, order fulfillment related expenses, and inventory write-downs.

Mobile Services - Mobile Platform Services

Cost of revenues, if any, to provide the MSE Platform services including network access, provisioning and billing services for MVNOs.

Mobile Services - Other Professional Services

Cost of revenues to provide professional services, including transitional services, to our MVNO customers to help support their businesses. This includes any personnel and contractor fees for any client service resources retained by the Company. Only a subset of the Company's employee base provides professional services to our MVNO customers, this cost reflects that group of resources.

Fiber Internet Services

Cost of revenues primarily includes the costs for provisioning high speed Internet access, which is comprised of network access fees and software licenses and the costs of providing hardware. Hardware costs are comprised of network routers sold to our customers, order fulfillment related expenses, inventory write-downs and fees paid to third-party service providers primarily for printing services in connection with billing services to ISPs.

Domain Services

Wholesale - Domain Services

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

Wholesale - Value-Added Services

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

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Network Access Services:
Mobile Services
Retail mobile services	$3,440	$11,171	$21,957	$32,721
Mobile platform services	-	-	-	-
Other professional services	1,267	-	1,267	-
Total Mobile	4,707	11,171	23,224	32,721

Fiber Internet Services	1,682	936	5,063	2,960
Total Network Access Services	6,389	12,107	28,287	35,681

Domain Services:
Wholesale
Domain Services	36,812	38,337	109,635	110,993
Value Added Services	724	773	2,271	2,306
Total Wholesale	37,536	39,110	111,906	113,299

Retail	4,298	4,359	12,751	13,126
Portfolio	107	180	364	455
Total Domain Services	41,941	43,649	125,021	126,880

Network Expenses:
Network, other costs	2,612	2,254	7,513	7,034
Network, depreciation and amortization costs	3,315	2,545	9,902	6,872
Network, impairment	113	-	1,638	-
	6,040	4,799	19,053	13,906

	$54,370	$60,555	$172,361	$176,467
(Decrease) increase over prior period	$(6,185)		$(4,106)
(Decrease) increase - percentage	-10%		-2%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Network Access Services:
Mobile Services
Retail mobile services	6%	18%	13%	19%
Mobile platform services	0%	0%	0%	0%
Other professional services	2%	0%	1%	0%
Total Mobile	8%	18%	14%	19%

Fiber Internet Services	3%	2%	3%	2%
Total Network Access Services	11%	20%	17%	21%

Domain Services:
Wholesale
Domain Services	69%	64%	64%	63%
Value Added Services	1%	1%	1%	1%
Total Wholesale	70%	65%	65%	64%

Retail	8%	7%	7%	7%
Portfolio	0%	0%	0%	0%
Total Domain Services	78%	72%	72%	71%

Network Expenses:
Network, other costs	5%	4%	4%	4%
Network, depreciation and amortization costs	6%	4%	6%	4%
Network, impairment	0%	0%	1%	0%
	11%	8%	11%	8%

	100%	100%	100%	100%

Total cost of revenues for the three months ended September 30, 2020, decreased by $6.2 million, or 10%, to $54.4 million from $60.6 million in the three months ended September 30, 2019. The three-month decrease was driven by $6.5 million of reduced costs attributable to our Mobile Services brands. As discussed above in the Net Revenue section, Ting Mobile and Roam Mobility were impacted both by the loss of mobile subscribers and reduced usage related to COVID-19 when compared to the three months ended September 30, 2019. as well as the fact that substantially all of the customer relationships associated with Ting Mobile were sold to DISH in the current period and that Roam Mobility was shutdown in the prior quarter. Both these contribute to the three months ended September 30, 2020 having significantly lower costs. Additionally, further decreases in domain name services costs of $1.7 million, related to continued erosion in Wholesale and Retail domain registrations by non-core customer primarily from our existing Domain Services brands, namely eNom. These decreases were offset by increased network expenses from continued Fiber network expansion of $0.5 million as well as increased Fiber access costs of $1.4 million, driven by both our recent first quarter acquisition of Cedar as well as through the expansion of our existing Ting Internet footprint.

Total cost of revenues for the nine months ended September 30, 2020, decreased by $4.1 million, or 2%, to $172.4 million from $176.5 million in the nine months ended September 30, 2019. The nine-month decrease was driven by $9.5 million of reduced costs attributable to our Mobile Services brands. Consistent with above, the nine months ended September 30, 2020, results now include two full quarters impacted from loss of mobile subscribers and reduced usage related to COVID-19, in addition to the 2020 results including the sale of Ting Mobile customers and the shutdown of Roam Mobility. Both of these contribute to the nine months ended September 30, 2020 having significantly lower costs. Additionally, further decreases in domain name services of $1.9 million, related to continued erosion in Wholesale and Retail domain registrations by non-core customers primarily from our existing Domain Services brands, namely eNom. These decreases were offset by increased network expenses from continued Fiber network expansion of $1.2 million, a $1.5 million impairment related to Ting TV, a product under development for Ting Fiber that was discontinued; as well as increased Fiber access costs of $4.1 million, driven by both our recent first quarter acquisition of Cedar as well as through the expansion of our existing Ting Internet footprint.

Prepaid domain registration and other Internet services fees as of September 30, 2020 increased by $4.0 million, or 4%, to $113.2 million from $109.2 million at December 31, 2019 primarily due to current period domain name registration and annual service renewals.

Network Access Services

Mobile Services

Cost of revenues from Mobile Services for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, decreased by $6.5 million or 58% to $4.7 million. This is driven by a decrease in Retail Mobile Services costs of $7.7 million, of which $7.1 million relates to Ting Mobile (of which $0.9 million is reduced device costs and $6.2 million relates to service costs) and $0.6 million relates to Roam Mobility. Consistent with the above discussion around net revenues, the driving factors for these decreases from the three months ended September 30, 2019 are related to the sale of substantially all of the Ting Mobile customer base in the current period and the shutdown of Roam Mobility in the prior period. Residual Retail Mobile Services costs is also impacted by the ongoing COVID-19 pandemic, characterized by a decline in mobile subscribers and reduced usage which translates into lower costs. The decline also included reduced minimum commitment charges with network operators which decreased by $1.6 million as compared to the three months ended September 30, 2019. This decrease is offset by an increase of $1.3 million related to costs associated with Other Professional Services provided to MVNOs.

Cost of revenues from Mobile Services for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, decreased by $9.5 million or 29% to $23.2 million. This is driven by a decrease in Retail Mobile Services costs of $10.8 million, of which $9.4 million relates to Ting Mobile (of which $0.1 million is reduced device costs and $9.3 million relates to service costs) and $1.4 million relates to Roam Mobility. Consistent with the above discussion around net revenues, the driving factors for these decreases from the nine months ended September 30, 2020 are related to the sale of substantially all of the Ting Mobile customer base in the current period and the shutdown of Roam Mobility in the prior period. Residual Retail Mobile Services costs is also impacted by six months of the COVID-19 pandemic, characterized by a decline in mobile subscribers and reduced usage which translates into lower year-to-date costs. The decline also included reduced minimum commitment charges with network operators which decreased by $2.6 million compared to the nine months ended September 30, 2019. This decrease is offset by an increase of $1.3 million related to costs associated with Other Professional Services provided to MVNOs.

Fiber Internet Services

During the three months ended September 30, 2020, costs related to provisioning high speed Internet access and billing solutions increased $0.8 million or 89%, to $1.7 million as compared to $0.9 million during three months ended September 30, 2019. The increase in costs were primarily driven by increased direct costs and bandwidth costs related to the continued expansion of the Ting Fiber network, for both existing towns and cities as well as those acquired via the Cedar acquisition.

During the nine months ended September 30, 2020, costs related to provisioning high speed Internet access and billing solutions increased $2.1 million or 70%, to $5.1 million as compared to $3.0 million during nine months ended September 30, 2019. The increase in costs were primarily driven by increased direct costs and bandwidth costs related to the continued expansion of the Ting Fiber network, for both existing towns and cities as well as those acquired via the Cedar acquisition.

Domain Services

Wholesale

Costs for Wholesale domain services for the three months ended September 30, 2020 decreased by $1.5 million to $36.8 million, when compared to the three months ended September 30, 2019. This was primarily driven by a $2.5 million decrease in wholesale domain services costs driven by the erosion in registrations by non-core customers for our eNom and Ascio brands. This decrease on eNom and Ascio was offset by increased Wholesale domain service costs of $1.0 million from our other domain services brands, namely OpenSRS and EPAG. This offsetting increase is a result of increased domains under management for these brands associated with an uptick in registrations during the third quarter of 2020 in connection with COVID-19. As more businesses establish an online presence during this time, we have seen growth from large volume resellers across these brands. This has had a marginal impact on costs in the current period and will have a carryforward impact in subsequent periods as costs are recognized from previously deferred billed costs.

Costs for Wholesale domain services for the nine months ended September 30, 2020 decreased by $1.4 million to $109.6 million, when compared to the nine months ended September 30, 2019. This was primarily driven by a $5.1 million decrease in wholesale domain services costs driven by the erosion in registrations by non-core customers for our eNom brand. This decrease on eNom was offset by increased Wholesale domain service costs of $3.8 million from our other domain services brands, namely OpenSRS, EPAG and Ascio. The offsetting increase is largely a result of the prior year acquisition of Ascio, where Ascio costs now represent a full three quarters compared to the stub period of attributable costs during the nine months ended September 30, 2019. To a lesser extent any residual increase was a result of increased domains under management for OpenSRS as a result of COVID-19 impacts discussed above.

Costs for wholesale value-added services for the three months ended September 30, 2020 remained flat at $0.7 million, when compared to the three months ended September 30, 2019.

Costs for wholesale value-added services for the nine months ended September 30, 2020 remained flat at $2.3 million, when compared to the nine months ended September 30, 2019.

Retail

Costs for retail for the three months ended September 30, 2020 decreased by $0.1 million, to $4.3 million as compared to the three months ended September 30, 2019. The decrease was a result of an overall declining volume of transactions related to the eNom retail brands.

Costs for retail for the nine months ended September 30, 2020 decreased by $0.3 million, to $12.8 million as compared to the nine months ended September 30, 2019. The decrease was a result of an overall declining volume of transactions related to the eNom retail brands.

Portfolio

Costs for portfolio for the three months ended September 30, 2020 remained flat at $0.1 million when compared to the three months ended September 30, 2019. In the fourth quarter of 2019, the Company disposed of its entire domain portfolio, excluding surname domains used in the Realnames email service. The Company expects portfolio cost of revenue to materially decline in Fiscal 2020.

Costs for portfolio for the nine months ended September 30, 2020 remained flat at $0.4 million when compared to the nine months ended September 30, 2019. In the fourth quarter of 2019, the Company disposed of its entire domain portfolio, excluding surname domains used in the Realnames email service. The Company expects portfolio cost of revenue to materially decline in Fiscal 2020.

Network Expenses

Network costs for the three months ended September 30, 2020 increased by $1.2 million to $6.0 million when compared to the three months ended September 30, 2019. The three-month increase was driven by depreciation as a result of the expansion of the Company’s increased network infrastructure associated with the continuing expansion of the Ting Fiber footprint, inclusive of $0.2 million related to the Cedar acquisition.

Network costs for the nine months ended September 30, 2020 increased by $5.2 million to $19.1 million when compared to the nine months ended September 30, 2019. The nine-month increase was driven by depreciation as a result of the expansion of the Company’s increased network infrastructure associated with the continuing expansion of the Ting Fiber footprint, inclusive of $0.5 million related to the Cedar acquisition. In addition to these Fiber network increases, the second quarter of 2020 included a $1.5 million impairment related to Ting TV, a product under development for Ting Fiber.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Sales and marketing	$8,318	$8,769	$26,521	$26,366
Decrease over prior period	$(451)		$155
Decrease - percentage	(5)%		1%
Percentage of net revenues	11%	10%	11%	10%

Sales and marketing expenses for the three months ended September 30, 2020 decreased by $0.5 million, or 5%, to $8.3 million as compared to the three months ended September 30, 2019.  This three-month decrease primarily related to a decrease in other marketing related expenses of $0.8 million and travel related expenses of $0.2 million. The decrease in marketing related expenses were focused in Mobile Services due to the sale of the Ting Mobile customer base to DISH in the current period and shutdown of Roam Mobility in the prior quarter. The overall decrease in sales and marketing expense was partially offset by a $0.5 million increase in people costs driven by the acquisition of Cedar in the first quarter of 2020. Stock-based compensation expenses also increased $0.1 million to attract and retain labor.

Sales and marketing expenses for the nine months ended September 30, 2020 increased by $0.2 million, or 1%, to $26.5 million as compared to the nine months ended September 30, 2019. This nine-month increase primarily related to a $1.8 million increase in people costs driven by the acquisition of Cedar in the first quarter of 2020 and inclusion of a full three quarters of people costs related to workforce acquired in the Ascio acquisition on March 18, 2019. Stock-based compensation expenses also increased $0.3 million in 2020 to attract and retain labor. The overall increase in sales sales and marketing expense was partially offset by decreases in other marketing related expenses of $1.6 million and travel related expenses of $0.4 million. The decrease in the marketing related expenses were focused in Mobile Services due to the sale of the Ting Mobile customer base to DISH in the current period and shutdown of Roam Mobility in the prior quarter.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Technical operations and development	$3,162	$2,876	$8,980	$8,151
Increase over prior period	$286		$829
Increase - percentage	10%		10%
Percentage of net revenues	4%	3%	4%	3%

Technical operations and development expenses for the three months ended September 30, 2020 increased by $0.3 million, or 10%, to $3.2 million when compared to the three months ended September 30, 2019.  The increase in costs relates primarily to increased salaries and benefits driven by an expanding workforce and wage inflation focused on our shared services and engineering teams.

Technical operations and development expenses for the nine months ended September 30, 2020 increased by $0.8 million, or 10%, to $9.0 million when compared to the nine months ended September 30, 2019.  The increase in costs relates primarily to increased salaries and benefits driven by an expanding workforce and wage inflation focused on our shared services and engineering teams, as well as increased spending related to contract and outsourcing spends to aid in platform development efforts across our business lines. Additionally, the nine months ended September 30, 2020 reflected a full three quarters of people costs related to the workforce acquired in the Ascio acquisition on March 18, 2019, as compared to a stub period of costs in the nine months ended September 30, 2019.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
General and administrative	$4,868	$4,574	$15,074	$13,818
Increase over prior period	$294		$1,256
Increase - percentage	6%		9%
Percentage of net revenues	7%	5%	6%	6%

General and administrative expenses for the three months ended September 30, 2020 increased by $0.3 million, or 6% to $4.9 million as compared to the three months ended September 30, 2019.  The increase was primarily driven by an increase in people costs of $0.3 million and an increase in professional fees of $0.3 million in connection with the sale of the Ting Mobile customer relationships to DISH. These increases in general and administrative expenses were offset by a decrease in both credit card fees and bad debts associated with the Mobile Services business, in the amounts of $0.2 million and $0.1 million, respectively.

General and administrative expenses for the nine months ended September 30, 2020 increased by $1.3 million, or 9%, to $15.1 million as compared to the nine months ended September 30, 2019.  The increase was primarily driven by an increase in people costs of $1.0 million, an increase in foreign exchange expense of $1.0 million, and an increase in professional fees of $0.4 million in connection with the sale of the Ting Mobile customer relationships to DISH. These increases in general and administrative expenses were offset by a decrease in facility and transitional costs related to Ascio and eNom of $0.3 million and $0.4 million, respectively as well as decreases in both credit card fees and bad debts associated with the Mobile Services business, in the amounts of $0.3 million and $0.1 million, respectively.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation of property and equipment	$125	$117	$363	$375
Increase over prior period	$8		$(12)
Increase - percentage	7%		(3)%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs remained flat for the three months ended September 30, 2020 at $0.1 million when compared to the three months ended September 30, 2019.

Depreciation costs remained flat for the nine months ended September 30, 2020 at $0.4 million when compared to the nine months ended September 30, 2019.

LOSS ON DISPOSAL OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Loss on disposition of property and equipment	$-	$73	$-	$73
Decrease over prior period	$(73)		$(73)
Decrease - percentage	(100)		(100)
Percentage of net revenues	-%	0%	-%	0%

Loss on the disposal of property and equipment for the three months ended September 30, 2020 decreased by $0.1 million as compared to the three months ended September 30, 2019. The decrease was a result of the three months ended September 30, 2019 including equipment disposal from the former Kirkland office.

Loss on the disposal of property and equipment for the nine months ended September 30, 2020 decreased by $0.1 million as compared to the nine months ended September 30, 2019. The decrease was a result of the nine months ended September 30, 2019 including equipment disposal from the former Kirkland office.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of intangible assets	$2,315	$2,544	$7,766	$6,661
Decrease over prior period	$(229)		$1,105
Decrease - percentage	(9)%		17%
Percentage of net revenues	3%	3%	3%	3%

Amortization of intangible assets for the three months ended September 30, 2020 decreased by $0.2 million to $2.3 million as compared to the three months ended September 30, 2019. The decrease is driven by write-off of Mobile Services related intangible assets in connection with the both the sale of the Ting Mobile customer base in the current period and the shutdown of Roam Mobility in the prior quarter. The write off of the Ting Mobile customer base offsets Other Income earned in period from the margin associated with the legacy customer base. These decreases in amortization expense of $0.4 million, was offset by increased amortization related to the first quarter acquisition of Cedar in the amount of $0.2 million. Network rights, brand and customer relationships acquired in connection with the following acquisitions are amortized on a straight-line basis over a range of two to seven years: eNom in January 2017, Ascio in March 2019, and Cedar in January 2020.

Amortization of intangible assets for the nine months ended September 30, 2020 increased $1.1 million to $7.8 million as compared to the nine months ended September 30, 2019. The increase is driven by a full three quarters of amortization related to the acquisition of Ascio of $0.4 million, amortization of $0.5 million related to the prior quarter acquisition of Cedar and $0.2 million in amortization related to FreedomPop customer acquisition that closed in July 2019. Network rights, brand and customer relationships acquired in connection with the following acquisitions are amortized on a straight-line basis over a range of two to seven years: eNom in January 2017, Ascio in March of 2019, and Cedar in January 2020. As discussed above, the balance of the Roam Mobility brands was fully impaired as at June 30, 2020 as part of shutdown of the Roam brands. This is reflected below in the impairment of definite life intangible assets of $1.4 million. The write off of the Ting Mobile customer base offsets Other Income earned in period from the margin associated with the legacy customer base.

IMPAIRMENT OF DEFINITE LIFE INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2020		2019	2020		2019
Impairment of definite life intangible assets	$-		$-	$1,431		$-
Decrease over prior period	$-			$1,431
Decrease - percentage	N/A	%		N/A	%
Percentage of net revenues	-%		-%	1%		-%

               There was no impairment of definite life intangible assets for the three months ended September 30, 2020 and the three months ended September 30, 2019.

Impairment of definite life intangible assets for the nine months ended September 30, 2020 increased by $1.4 million as compared to the nine months ended September 30, 2019. The increase is driven by the write-off of customer relationships acquired in connection with our Roam Mobility Brands. As discussed above, Roam Mobility saw a decline in mobile subscribers and reduced usage related to the COVID-19 pandemic. As at June 30, 2020, the Company decided to shut down the Roam Mobility brands and related business as a result of this lack of demand for SIM-enabled roaming services due to the continued decrease of both business and leisure travel caused by the pandemic. As part of that shut down, the associated customer relationships previously acquired were written off in period.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Loss (gain) on currency forward contracts	$(159)	$20	$(99)	$(90)
Decrease over prior period	$(179)		$(9)
Decrease - percentage	895%		10%
Percentage of net revenues	0%	0%	0%	0%

The Company recorded a net gain of $0.2 million on the change in fair value of outstanding contracts as well as realized on matured contracts during the three months ended September 30, 2020, compared to a loss of less than $0.1 million during the three months ended September 30, 2019.

The Company recorded a net gain of $0.1 million on the change in fair value of outstanding contracts as well as realized on matured contracts during the nine months ended September 30, 2020, compared to a gain of less than $0.1 million during the nine months ended September 30, 2019.

At September 30, 2020, our balance sheet reflects a derivative instrument asset of $2.4 million and a liability of $0.2 million as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Other income (expense), net	$244	$(1,263)	$(1,924)	$(3,549)
Increase over prior period	$1,507		$1,625
Increase - percentage	(119)%		(46)%
Percentage of net revenues	0%	1%	1%	1%

Other Income during the three months ended September 30, 2020 increased by $1.5 million when compared to the three months ended September 30, 2019. This was primarily due to the $1.1 million increase due to the gain on sale of Ting Customer Assets to DISH in the current period. This gain represented the net effect of income earned from the legacy customer base of $4.6 million offset by the write off of Mobile assets totaling $3.5 million. In addition to this, another contributing factor in the increase was lower interest incurred on our credit facility with the majority of the borrowings on the credit facility to support the build-out of the Ting Fiber network. Other expense consists primarily of the interest we incur in connection with our Amended 2019 Credit Facility. The interest incurred primarily relates to our loan balances obtained to fund the acquisition of eNom, Ascio and Cedar and funding for expenditures associated with the Company’s Fiber to the Home program.

Other Income during the nine months ended September 30, 2020 increased by $1.6 million when compared to the nine months ended September 30, 2019. This was primarily due to the $1.1 million increase due to the gain on sale of Ting Customer Assets to DISH in the current period. This gain represented the net effect of income earned from the legacy customer base of $4.6 million offset by the write off of Mobile assets totaling $3.5 million. In addition to this, another contributing factor in the increase was lower interest incurred on our credit facility with the majority of the borrowings on the credit facility to support the build-out of the Ting Fiber network. Other expense consists primarily of the interest we incur in connection with our Amended 2019 Credit Facility. The interest incurred primarily relates to our loan balances obtained to fund the acquisition of eNom, Ascio and Cedar and funding for expenditures associated with the Company’s Fiber to the Home program.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Provision for income taxes	$840	$3,133	$2,390	$6,209
Decrease in provision over prior period	$(2,293)		$(3,819)
Decrease - percentage	(73)%		(62)%
Effective tax rate	54%	43%	39%	39%

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

For the three months ended September 30, 2020, we recorded a income tax expense of $0.8 million on income before income taxes of $1.6 million, using an estimated effective tax rate for Fiscal 2020 adjusted for certain minimum state taxes as well as the inclusion of a nil tax expense related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Our effective tax rate for the three months ended September 30, 2020 is also adversely impacted by discrete adjustments resulting from finalization of prior period tax filings and a change in geographical mix of income. Comparatively, for the three months ended September 30, 2019, we recorded an income tax expense of $3.1 million on income before taxes of $7.3 million, using an estimated effective tax rate for the 2019 fiscal year and reflecting the $0.1 million tax recovery impact related to ASU 2016-09.

For the nine months ended September 30, 2020, we recorded an income tax expense of $2.4 million on income before income taxes of $6.1 million, using an estimated effective tax rate for Fiscal 2020 adjusted for certain minimum state taxes as well as the inclusion of a $0.2 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Our effective tax rate for the nine months ended September 30, 2020 is also adversely impacted by discrete adjustments resulting from finalization of prior period tax filings and a change in the geographical mix of income. Comparatively, for the nine months ended September 30, 2019, we recorded an income tax expense of $6.2 million on income before taxes of $15.8 million, using an estimated effective tax rate for the 2019 fiscal year and reflecting the $0.8 million tax recovery impact related to ASU 2016-09.

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

We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at September 30, 2020 and December 31, 2019, respectively.

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

Our adjusted EBITDA definition excludes depreciation, amortization of intangible assets, income tax provision, interest expense (net), accretion of contingent consideration, stock-based compensation, asset impairment, loss on the disposal of Ting Mobile customer assets, gains and losses from unrealized foreign currency transactions and infrequently occurring items, including acquisition and transition costs. Gains and losses from unrealized foreign currency transactions removes the unrealized effect of the change in the mark-to-market values on outstanding unhedged foreign currency contracts, as well as the unrealized effect from the translation of monetary accounts denominated in non-U.S. dollars to U.S. dollars.

The following table reconciles net income to adjusted EBITDA:

Reconciliation of Net income to Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of US Dollars)	2020	2019	2020	2019
(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income for the period	$716	$4,205	$3,707	$9,620
Depreciation of property and equipment	3,110	2,348	9,255	6,445
Impairment of property and equipment	113	-	1,638	-
Loss on disposition of property and equipment	-	73	-	73
Amortization of intangible assets	2,645	2,858	8,776	7,463
Impairment of definite life intangible assets	-	-	1,431	-
Write-down on disposal of Ting Mobile customer assets	3,513	-	3,513	-
Interest expense, net	760	1,263	2,756	3,549
Accretion of contingent consideration	86	-	258	-
Provision for income taxes	840	3,133	2,390	6,209
Stock-based compensation	1,016	830	2,664	2,040
Unrealized loss (gain) on change in fair value of forward contracts	(175)	(16)	(263)	(204)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	81	88	479	(402)
Acquisition and other costs1	565	50	1,520	956

Adjusted EBITDA	$13,270	$14,832	$38,124	$35,749

[1]Acquisition and other costs represents transaction-related expenses, transitional expenses, such as duplicative post-acquisition expenses, primarily related to our acquisition of Ascio in March 2019, Cedar in January 2020, and the disposition of certain Ting Mobile assets in August 2020. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA decreased by $1.5 million, or 10% to $13.3 million for the three months ended September 30, 2020 when compared to the three months ended September 30, 2019. The decrease in adjusted EBITDA from period-to-period was primarily driven by a decreased contribution from outsized Portfolio sales in the third quarter of 2019 as the Company ramped up disposition of the remaining portfolio. The decrease is also impacted by lower contribution from the erosion of wholesale and retail registrations from our eNom brand. The overall decrease in EBITDA was partially offset by an increased contribution from wholesale domain registrations from our OpenSRS, Ascio and EPAG brands and from Ting Fiber.

Adjusted EBITDA increased by $2.4 million, or 7% to $38.1 million for the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019. The increase in adjusted EBITDA from period-to-period was primarily driven by an increased contribution from wholesale domain registrations from our OpenSRS and EPAG brands who have seen an increase in domains under management over the course of the COVID-19 pandemic as more businesses move online. The increase is also impacted by increased contribution from Ascio due to the full three quarters of contribution in 2020 relative to the stub period in 2019 due to acquisition timing. Additionally, the acquisition of Cedar and continued expansion of the Ting Fiber network has seen increased contribution from Fiber year-over-year. The overall increase in EBIDTA was partially offset by lower contribution from the erosion of wholesale and retail registrations from our eNom brand as well as Mobile Services due to the sale of Ting Mobile customer relationships to DISH as well as the shutdown of Roam Mobility.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The following table presents other comprehensive income for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Other comprehensive income (loss)	$775	$(149)	$898	$781
Increase over prior period	$924		$117
Increase - percentage	(620)%		15%
Percentage of net revenues	1%	(0)%	0%	0%

The impact of the fair value adjustments on outstanding hedged contracts for the three months ended September 30, 2020 was a gain in OCI of $0.7 million as compared to a loss of $0.2 million for the three months ended September 30, 2019.

The net amount reclassified to earnings during the three months ended September 30, 2020 was a loss of  less than $0.1million compared to a gain of less than $0.1 million during the three months ended September 30, 2019.

The impact of the fair value adjustments on outstanding hedged contracts for the nine months ended September 30, 2020 was a gain in OCI of $0.9 million as compared to a gain of $0.6 million for the nine months ended September 30, 2019.

The net amount reclassified to earnings during the nine months ended September 30, 2020 was a loss of $0.3 million compared to a gain of $0.2 million during the nine months ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, our cash and cash equivalents balance decreased $10.2 million when compared to December 31, 2019. Our principal uses of cash were $32.7 million for the continued investment in property and equipment, $8.8 million for the Acquisition of Cedar, $3.3 million in stock repurchases, and $0.5 million of other costs, including tax payment associated with stock option exercises and loan payable costs. These uses of cash were offset by cash provided by operating activities of $34.4 million and $0.7 million of proceeds received on exercise of stock options.

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

The treasury risk management facility under the Prior Credit Facilities provides for a $3.5 million settlement risk line to assist the Company with hedging Canadian dollar exposure through foreign exchange forward contracts and/or currency options. Under the terms of the Prior Credit Facilities, the Company may enter into such agreements at market rates with terms not to exceed 18 months. As of September 30, 2020, the Company held contracts in the amount of $41.4 million to trade U.S. dollars in exchange for Canadian dollars.

Cash Flow from Operating Activities

Net cash inflows from operating activities during the nine months ended September 30, 2020 was $34.4 million, an increase of 26% when compared to the nine months ended September 30, 2019.

Net income, after adjusting for non-cash charges, during the nine months ended September 30, 2020 was $30.3 million, an increase of 13% when compared to the prior year. Net income included non-cash charges and recoveries of $26.6 million such as depreciation, amortization, stock-based compensation, write-down on disposal of Ting Mobile customer assets, impairment of definite life intangible assets, loss on impairment of property and equipment, deferred income taxes, excess tax benefits on stock-based compensation, unrealized gains on currency forward contracts, and disposal of domain names. In addition, changes in our working capital provided $4.1 million.  Positive contributions of $10.5 million from movements in deferred revenue, accounts receivable, accounts payable, inventory, accreditation fees payable, and customer deposits were offset by $6.4 million utilized in changes from prepaid domain name fees, prepaid expenses and deposits, income taxes recoverable, and accrued liabilities.

Cash Flow from Financing Activities

Net cash outflows from financing activities during the nine months ended September 30, 2020 totaled $3.1 million as compared to cash inflows of $34.9 million during the nine months ended September 30, 2019. Total cash outflows of $3.8 million were driven by $3.3 million related to the stock repurchases, in addition to a $0.5 million outflow for the payment of tax obligations resulting from the net exercise of stock options and loan payable costs. These cash outflows were offset by cash inflows related to the proceeds received on exercise of stock options of $0.7 million.

Cash Flow from Investing Activities

Investing activities during the nine months ended September 30, 2020 used net cash of $41.6 million as compared to using $62.7 million during the nine months ended September 30, 2019. Cash outflows of $8.8 million related to the acquisition of Cedar, in addition to $32.7 million invested in property and equipment, primarily to support the continued expansion of our fiber footprint. The Company continues to invest in our existing Ting Towns of Centennial, CO, Charlottesville, VA, Fuquay-Varina, NC, Holly Springs, NC, and Sandpoint, ID as well ramping construction in Roaring Fork, CO, Rolesville, NC, and Wake Forest, NC, as we seek to extend both our current network and expand to new towns. We expect our capital expenditures on building and expanding our fiber network to continue to increase during Fiscal 2020.

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

Off Balance Sheet Arrangements

As of September 30, 2020 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our Annual Report on Form 10-K for the year ended December 31, 2019, we disclosed our contractual obligations. As of September 30, 2020, other than the items mentioned above, there have been no other material changes to those contractual obligations outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of September 30, 2020. We are also subject to market risk exposure related to changes in interest rates under our Amended 2019 Credit Facility.

In an effort to mitigate a portion of our market risk exposure the Company has entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to variable interest payments on the Amended 2019 Credit facility. The notional value of the swap at September 30, 2020 is $70 million and nil at December 31, 2019.

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

As of September 30, 2020, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset / (Liability)

October - December 2020	9,658	1.3227	(64)
January - March 2021	11,124	1.4283	819
April - June 2021	9,878	1.4283	727
July - September 2021	10,782	1.4362	856
	$41,442	1.4058	$2,338

As of September 30, 2020, the Company had $41.4 million of outstanding foreign exchange forward contracts which will convert to $58.3 million Canadian dollars. Of these contracts, $35.0 million met the requirements for hedge accounting. As of December 31, 2019, the Company held contracts in the amount of $30.5 million to trade U.S. dollars in exchange for $40.5 million Canadian dollars. Of these contracts, $26.1 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended September 30, 2020. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the nine months ended September 30, 2020. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the nine months ended September 30, 2020 of approximately $3.3 million, before the effects of hedging. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of September 30, 2020, we had an outstanding balance of $114.4 million on the Amended 2019 Credit Facility.  The Amended 2019 Credit Facility bears a base interest rate based on borrowing elections by the Company and the Company’s total Funded Debt to EBITDA plus LIBOR. In addition, as discussed above, the Company entered into a pay-fixed, receive-variable interest rate swap to limit the potential interest rate fluctuations incurred on its future cash flows related to variable interest payments on the Amended 2019 Credit facility. As of September 30, 2020, the notional amount of the Company's interest rate swap designated as a cash flow hedge was $70 million. At December 31, 2019 notional value of the swap designated as a cash flow hedge was nil. As of September 30, 2020, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Amended 2019 Credit Facility by approximately $0.4 million, assuming that the loan balance as of September 30, 2020 is outstanding for the entire period.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020 our disclosure controls and procedures were effective at the reasonable assurance level. Management’s assessment of disclosure controls and procedures excluded consideration of Cedar’s internal control over financial reporting. Cedar was acquired during the first quarter of 2020, and the exclusion is consistent with guidance provided by the SEC staff that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting for up to one year from the date of acquisition, subject to specified conditions. Cedar’s total assets were approximately $15.5 million as September 30, 2020; its revenues during the three and nine months ended September 30, 2020 were approximately $1.1 million and $3.5 million, respectively.

(b)    Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of our acquisition of Cedar, we are in the process of evaluating Cedar’s internal controls to determine the extent to which modifications to Cedar’s internal controls would be appropriate.

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

Item 1A. Risk Factors

The following risk factors are provided to update the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. The risks described in this Quarterly Report and in our Annual Report on Form 10-K and other Quarterly Reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

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

Risk associated with the concentration of MSE business with one customer

The transferred assets under the Purchase Agreement do not include the technology platforms and related intellectual property and infrastructure necessary to enable or support the mobile customers.  The Company will retain assets used to provide MSE services to DISH.  Contemporaneously with the execution of the Purchase Agreement, the Company executed a Mobile Services Enabler Master Services Agreement (the “MSA”) with DISH to provide certain back-office enabling services in support of DISH's mobile virtual network operations (“MVNO”) operations in the United States.  The MSA has a four-year term effective August 1, 2020, with an automatic one-year extension upon achievement of certain milestones, and monthly per subscriber tiered rates. Under the terms of the MSA, the Company is permitted to sell MSE services to other third parties.  The sale of the Company’s mobile customer base and pivot from MVNO to MSE will be a strategic shift for our Network Access segment. At the start, DISH will be our sole customer and will represent 100% of our MSE revenues until such time that we are able to scale our services to other customers interested in our enablement services. With all our MSE revenues concentrated with one customer, we are exposed to significant risk if we are unable to maintain this customer relationship or establish new relationships in the future. Additionally, our revenues as an MSE are directly tied to the subscriber volumes of DISH's MVNO or MNO networks, so our profitability is contingent on the ability of DISH to continue to add subscribers onto our platform. If any of these events occur, our operational performance and financial results may be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

Period	Total Number of Shares Repurchased	Average Price Paid per share	Total Number of Shares repurchased as part of a publicly announced program(1)	Approximate Dollar value of shares that may yet be purchased under the program
July 1-31, 2020	-	$-	-	$36,719
August 1-31, 2020	-	$-	-	$36,719
September 1-31, 2020	-	$-	-	$36,719

(1) On February 12, 2020, the Company announced that its Board has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases are to be made exclusively through the facilities of the NASDAQ Capital Market. The $40 million buyback program commenced on February 12, 2020 and is expected to terminate on February 12, 2021. During the three months ended September 30, 2020, the Company did not repurchase any shares under the terms of this program for a total of $0.2 million. During the nine months ended September 30, 2020, the Company repurchased and cancelled 70,238 shares under the terms of this program for a total of $3.3 million.

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

3.3	Amendment No. 1 to Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by Reference to Exhibit 3.3 filed with Tucows’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).
10.1#*	Asset Purchase Agreement, dated as of August 1, 2020, by and between Tucows Inc., and DISH WIRELESS L.L.C.
10.2#*	Mobile Virtual Network Enabler ("MVNE") Master Services Agreement, dated August 1, 2020, by and between Ting Inc., and DISH Wireless L.L.C
31.1#	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification
31.2#	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification
32.1†	Chief Executive Officer's Section 1350 Certification †
32.2†	Chief Financial Officer's Section 1350 Certification †
101.INS#	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*

Schedules and Exhibits to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplementary copies of any of the omitted schedules upon request by the SEC.

#	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2020	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ DAVINDER SINGH
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)