Form 10-Q
period 2021-03-31
TUCOWS INC /PA/
filed 2021-05-06
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, there were 10,624,415 outstanding shares of common stock, no par value, of the registrant.

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

PART I.    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	March 31,	December 31,
	2021	2020

Assets

Current assets:
Cash and cash equivalents	$8,310	$8,311
Accounts receivable, net of allowance for doubtful accounts of $206 as of March 31, 2021 and $222 as of December 31, 2020	15,868	15,540
Inventory	2,317	1,875
Prepaid expenses and deposits	14,579	16,845
Derivative instrument asset, current portion (note 5)	2,893	3,860
Deferred costs of fulfillment, current portion (note 11)	96,861	93,467
Income taxes recoverable	1,316	1,302
Total current assets	142,144	141,200

Deferred costs of fulfillment, long-term portion (note 11)	18,316	17,599
Derivative instrument asset, long-term portion (note 5)	65	-
Deferred tax asset	188	226
Property and equipment	129,846	117,530
Right of use operating lease asset	11,893	11,238
Contract costs	369	362
Intangible assets (note 6)	44,978	47,444
Goodwill (note 6)	116,304	116,304
Total assets	$464,103	$451,903

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$9,969	$6,329
Accrued liabilities	11,028	10,235
Customer deposits	15,527	15,402
Derivative instrument liability, current portion (note 5)	83	99
Operating lease liability, current portion (note 12)	1,982	1,761
Deferred revenue, current portion (note 10)	132,427	127,336
Accreditation fees payable, current portion	1,023	940
Income taxes payable	14	863
Total current liabilities	172,053	162,965

Derivative instrument liability, long-term portion (note 5)	-	114
Deferred revenue, long-term portion (note 10)	25,167	24,909
Accreditation fees payable, long-term portion	189	195
Operating lease liability, long-term portion (note 12)	9,668	9,179
Loan payable, long-term portion (note 7)	121,802	121,733
Other long-term liability (note 4)	3,512	3,416
Deferred tax liability	24,298	24,694

Stockholders' equity (note 14)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 10,624,415 shares issued and outstanding as of March 31, 2021 and 10,612,414 shares issued and outstanding as of December 31, 2020	21,511	20,798
Additional paid-in capital	1,778	1,458
Retained earnings	82,255	80,106
Accumulated other comprehensive income (note 5)	1,870	2,336
Total stockholders' equity	107,414	104,698
Total liabilities and stockholders' equity	$464,103	$451,903

Contingencies (note 18)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020

Net revenues (note 10)	$70,875	$83,985

Cost of revenues (note 10)
Direct cost of revenues	46,187	53,188
Network expenses	3,238	2,416
Depreciation of property and equipment	3,638	2,877
Amortization of intangible assets (note 6)	299	354
Impairment of property and equipment	60	-
Total cost of revenues	53,422	58,835

Gross profit	17,453	25,150

Expenses:
Sales and marketing	8,311	8,985
Technical operations and development	3,132	2,751
General and administrative	4,953	4,741
Depreciation of property and equipment	121	113
Amortization of intangible assets (note 6)	2,320	2,947
Loss (gain) on currency forward contracts (note 5)	(253)	441
Total expenses	18,584	19,978

Income from operations	(1,131)	5,172

Other income (expenses):
Interest expense, net	(936)	(1,150)
Gain on sale of Ting customer assets, net (note 17)	5,395	-
Other expense, net	(96)	(87)
Total other income (expenses)	4,363	(1,237)

Income before provision for income taxes	3,232	3,935

Provision for income taxes (note 8)	1,083	1,101

Net income for the period	2,149	2,834

Other comprehensive income, net of tax
Unrealized income (loss) on hedging activities (note 5)	368	(1,234)
Net amount reclassified to earnings (note 5)	(834)	43
Other comprehensive income (loss) net of tax expense (recovery) of ($140) and ($366) for the three months ended March 31, 2021 and March 31, 2020, respectively (note 5)	(466)	(1,191)

Comprehensive income, net of tax for the period	$1,683	$1,643

Basic earnings per common share (note 9)	$0.20	$0.27

Shares used in computing basic earnings per common share (note 9)	10,617,807	10,612,230

Diluted earnings per common share (note 9)	$0.20	$0.26

Shares used in computing diluted earnings per common share (note 9)	10,796,762	10,713,678

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash provided by:
Operating activities:
Net income for the period	$2,149	$2,834
Items not involving cash:
Depreciation of property and equipment	3,759	2,990
Impairment of property and equipment	60	-
Amortization of debt discount and issuance costs	67	67
Amortization of intangible assets	2,619	3,301
Net amortization contract costs	(7)	29
Accretion of contingent consideration	96	87
Deferred income taxes (recovery)	(220)	(190)
Excess tax benefits on share-based compensation expense	(172)	(180)
Net Right of use operating assets/Operating lease liability	55	(179)
Loss on disposal of domain names	1	13
Loss (gain) on change in the fair value of forward contracts	166	348
Stock-based compensation	1,022	801
Change in non-cash operating working capital:
Accounts receivable	(328)	2,151
Inventory	(442)	904
Prepaid expenses and deposits	2,266	25
Deferred costs of fulfillment	(4,111)	(2,853)
Income taxes recoverable	(689)	500
Accounts payable	1,451	1,771
Accrued liabilities	793	(1,831)
Customer deposits	125	58
Deferred revenue	5,349	3,342
Accreditation fees payable	77	85
Net cash provided by operating activities	14,086	14,073

Financing activities:
Proceeds received on exercise of stock options	229	17
Payment of tax obligations resulting from net exercise of stock options	(218)	(182)
Repurchase of common stock	-	(3,117)
Payment of loan payable costs	-	(25)
Net cash provided by (used in) financing activities	11	(3,307)

Investing activities:
Additions to property and equipment	(13,944)	(9,943)
Acquisition of Cedar Holdings Group, net of cash of $66 (note 4)	-	(8,770)
Acquisition of intangible assets	(154)	-
Net cash used in investing activities	(14,098)	(18,713)

Increase (decrease) in cash and cash equivalents	(1)	(7,947)

Cash and cash equivalents, beginning of period	8,311	20,393
Cash and cash equivalents, end of period	$8,310	$12,446

Supplemental cash flow information:
Interest paid	$949	$1,154
Income taxes paid, net	$2,381	$956
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$3,320	$1,102
Fair value of shares issued for acquisition of Cedar Holdings Group	$-	$2,000
Fair value of contingent consideration for acquisition of Cedar Holdings Group	$-	$3,065

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1. Organization of the Company:

Tucows Inc. (referred to throughout this report as the “Company”, “Tucows”, “we”, “us” or through similar expressions) provides simple useful services that help people unlock the power of the Internet. The Company provides US consumers and small businesses with high-speed fixed Internet access in selected towns. The Company also offers Mobile Service Enabler ("MSE") solutions and professional services to retail mobile providers as well as its own retail mobile phone services. The Company is also a global distributor of Internet services, including domain name registration, digital certificates, and email. It provides these services primarily through a global Internet-based distribution network of Internet Service Providers, web hosting companies and other providers of Internet services to end-users.

2. Basis of Presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at  March 31, 2021 and the results of operations and cash flows for the interim periods ended March 31, 2021 and 2020. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. Other than the exception noted below, these interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in Tucows' 2020 Annual Report on Form 10-K filed with the SEC on March 3, 2021 (the “2020 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three months ended March 31, 2021 as compared to the significant accounting policies and estimates described in our 2020 Annual Report, except as described in Note 3 – Recent Accounting Pronouncements, Note 13 - Segment Reporting.

3. Recent Accounting Pronouncements:

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

4. Acquisitions:

On January 1, 2020, the Company entered into a Stock Purchase Agreement to purchase all of the issued and outstanding shares of Cedar Holdings Group, Incorporated (“Cedar”), a fiber Internet provider business based in Durango, Colorado. For more information, see Note 3 - Acquisitions of the 2020 Annual Report.

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

The Company does not use hedging forward contracts for trading or speculative purposes. The foreign exchange contracts typically mature between one and eighteen months, and the interest rate swap matures in June 2023.

The Company has designated certain of these foreign exchange transactions as cash flow hedges of forecasted transactions under ASU 2017- 12, Derivatives and Hedging (Topic 815) (“ASC Topic  815”). For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. The Company has also designated the interest rate swap as a cash flow hedge of expected future interest payments. Accordingly, for the foreign exchange and interest rate swap contracts, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income and reclassified to earnings when the hedged transaction is recognized in earnings. Cash flows from hedging activities are classified under the same category as the cash flows from the hedged items in the consolidated statements of cash flows. The fair value of the contracts, as of  March 31, 2021 and December 31, 2020, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of March 31, 2021, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $20.7 million, of which $17.5 million met the requirements of ASC Topic 815 and were designated as hedges.

As of December 31, 2020, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars wa s $31.8 million, of which $26.8 million met the requirements of ASC Topic 815 and were designated as hedges.

As of March 31, 2021, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset / (Liability)

April - June 2021	9,878	1.4283	1,352
July - September 2021	10,781	1.4362	1,541
	$20,659	1.4324	$2,893

As of March 31, 2021 and December 31, 2020, the notional amount of the Company's interest rate swap designated as a cash flow hedge was $70 million.

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of March 31, 2021 Fair Value Asset (Liability)	As of December 31, 2020 Fair Value Asset (Liability)
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$2,454	$3,254
Interest rate swap contract designated as a cash flow hedge (net)	Derivative instruments	(18)	$(213)
Foreign Currency forward contracts not designated as cash flow hedges (net)	Derivative instruments	439	606
Total foreign currency and interest swap forward contracts (net)	Derivative instruments	$2,875	$3,647

Movement in accumulated other comprehensive income (AOCI) balance for the three months ended March 31, 2021 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2020	$3,038	$(702)	$2,336
Other comprehensive income (loss) before reclassifications	480	(112)	368
Amount reclassified from AOCI	(1,086)	252	(834)
Other comprehensive income (loss) for the three months ended March 31, 2021	(606)	140	(466)

Ending AOCI Balance - March 31, 2021	$2,432	$(562)	$1,870

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended  March 31, 2021 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$949
Foreign currency forward contracts for the three months ended March 31, 2021	$(615)	Cost of revenues	$156

Interest rate swap contract for the three months ended March 31, 2021	$149	Interest expense, net	$(19)

		Operating expenses	$(45)
Foreign currency forward contracts for the three months ended March 31, 2020	$(1,191)	Cost of revenues	$(13)

Interest rate swap contract for the three months ended March 31, 2020	$-	Interest expense, net	$-

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company recorded the following fair value adjustments on settled and outstanding contracts (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended March 31,
Forward currency contracts not designated as hedges:	2021	2020

Gain (loss) on settlement	$420	$(93)

Gain (loss) on change in fair value	$(167)	$(348)

6. Goodwill and Other Intangible Assets

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance is $116.3 million as of  March 31, 2021 and $116.3 million as of December 31, 2020. The Company's goodwill relates  7% ( $8.6 million) to its Fiber Internet Services operating segment,  nil to its Mobile Services operating segment and  93% ( $107.7 million) to its Domain Services operating segment.

Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present. No impairment was recognized during the three months ended March 31, 2021 and 2020.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended  March 31, 2021 and March 31, 2020, the Company assessed that all domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should be renewed.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years.

Net book value of acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, December 31, 2020	$11,157	$1,135	$7,021	$26,664	$274	$1,193	$47,444
Acquisition of customer relationships	-	-	-	154	-	-	154
Additions to/(disposals from) domain portfolio, net	(1)	-	-	-	-	-	(1)
Amortization expense	-	-	(518)	(1,802)	(274)	(25)	(2,619)
Balances, March 31, 2021	$11,156	$1,135	$6,503	$25,016	$-	$1,168	$44,978

The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
Remainder of 2021	$7,025
2022	9,364
2023	8,674
2024	3,226
2025	2,587
Thereafter	1,811
Total	$32,687

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

The Amended 2019 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Amended 2019 Credit Facility requires that the Company to comply with the following financial covenants: (i) at all times, a Total Funded Debt to Adjusted EBITDA Ratio (as defined in the Amended 2019 Credit Agreement) of 3.50:1; and (ii) with respect to each fiscal quarter, an Interest Coverage Ratio (as defined in the Amended 2019 Credit Agreement) of not less than 3.00:1. Further, the Company’s maximum annual Capital Expenditures cannot exceed 110% of the forecasted capital expenditures of its annual business plan. In addition, share repurchases require the Lenders’ consent if the Company’s Total Funded Debt to Adjusted EBITDA ratio exceeds 2.00:1. During the three months ended March 31, 2021, and the  three months ended March 31, 2020 the Company was in compliance with these covenants.

Borrowings under the Amended 2019 Credit Facility will accrue interest and standby fees based on the Company’s Total Funded Debt to Adjusted EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:
Availment type or fee	Less than 1.00	Greater than or equal to 1.00 and less than 2.00	Greater than or equal to 2.00 and less than 2.50	Greater than or equal to 2.50
Canadian dollar borrowings based on Bankers’ Acceptance or U.S. dollar borrowings based on LIBOR (Margin)	1.50%	1.85%	2.35%	2.85%
Canadian or U.S. dollar borrowings based on Prime Rate or U.S. dollar borrowings based on Base Rate (Margin)	0.25%	0.60%	1.10%	1.60%
Standby fees	0.30%	0.37%	0.47%	0.57%

The following table summarizes the Company’s borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	March 31, 2021	December 31, 2020

Revolver	$122,400	$122,400
Less: unamortized debt discount and issuance costs	(598)	(667)
Total loan payable	121,802	121,733
Less: loan payable, current portion	-	-
Loan payable, long-term portion	$121,802	$121,733

The following table summarizes our scheduled principal repayments as of  March 31, 2021 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2021	$-
2022	-
2023	122,400
$122,400

8. Income Taxes:

For the three months ended March 31, 2021, we recorded an income tax expense of $1.1 million on income before income taxes of $3.2 million, using an estimated effective tax rate for the fiscal year ending December 31, 2021 (“Fiscal 2021”) adjusted for certain minimum state taxes as well as the inclusion of a $0.2 million tax expense related to ASU No. 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Our effective tax rate for the three months ended  March 31, 2021 is impacted by discrete adjustments resulting from finalization of prior period tax filings, foreign exchange and mark-to-market adjustments.

Comparatively, for the three months ended March 31, 2020, the Company recorded an income tax expense of $1.1 million on income before taxes of $3.9 million, using an estimated effective tax rate for the 2020 fiscal year and adjusted for the $0.2 million tax recovery impact related to ASU 2016-09.

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

In connection with the eNom acquisition in 2017, we acquired deferred tax liabilities primarily composed of prepaid registry fees. As a result, we aligned our tax methodology pertaining to the deductibility of prepaid registry fees for our other subsidiaries. In the first quarter of 2019, we determined that we were in technical violation with respect to the administrative application of the accounting method change relating to the deductibility of prepaid registry fees for these additional subsidiaries. In February 2019, the Company filed an application for relief ("9100 Relief") to correct the issue. In November 2019, the Company was granted 9100 Relief and was given 30 days to file the appropriate forms based on prescribed instructions. The Company filed the forms in December 2019 and now awaits the final IRS response and acceptance of the change in accounting method. Management is of the view that it is more likely than not that the IRS will accept the 9100 Relief and filing of the prescribed forms. As such, no additional tax uncertainties or related interest or penalties have been recorded as at March 31, 2021.

The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at  March 31, 2021 and December 31, 2020, respectively.

9. Basic and Diluted Earnings per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of US dollars, except for share data):

	Three Months Ended March 31,
	2021	2020

Numerator for basic and diluted earnings per common share:
Net income for the period	$2,149	$2,834

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,617,807	10,612,230
Effect of outstanding stock options	178,955	101,448
Diluted weighted average number of shares outstanding	10,796,762	10,713,678

Basic earnings per common share	$0.20	$0.27

Diluted earnings per common share	$0.20	$0.26

For the three months ended March 31, 2021, options to purchase 4,004 common shares were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares for the period as compared to the three months ended March 31, 2020, where 138,506 outstanding options were not included in the computation.

10. Revenue:

Significant accounting policy

The Company’s revenues are derived from (a) the provisioning of retail fiber Internet services in our Fiber Internet Services segment, (b) the provisioning of wholesale mobile platform services, professional services and the provisioning of retail mobile services in our Mobile Services segment; and from (c) domain name registration contracts, other domain related value-added services, domain sale contracts, and other advertising revenue in our Domain Services segment. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as deferred revenue. All products are generally sold without the right of return or refund.

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

(a)	Fiber Internet Services

The Company generates Fiber Internet Services revenues primarily through the provisioning of fixed high-speed Internet access, Ting Internet, as well as billing solutions to Internet Service Providers (“ISPs”).

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

Ting Internet access services are primarily contracted through the Ting website, for one month at a time and contain no commitment to renew the contract following each customer’s monthly billing cycle. The Company’s billing cycle for all Ting Internet customers is computed based on the customer’s activation date. In addition, revenues associated with the sale of Internet hardware to subscribers are recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

In those cases, where payment is not received at the time of sale, revenue is not recognized at contract inception unless the collection of the related accounts receivable is reasonably assured. The Company records costs that reflect expected refunds, rebates and credit card charge-backs as a reduction of revenues at the time of the sale based on historical experiences and current expectations.

(b)	Mobile Services

The Company generates Mobile Services revenues through the provisioning of mobile services to wholesale and retail customers. Mobile services consist of mobile platform services provided to wholesale customers to whom we also provide other professional services. Mobile services also consist of retail services provided to Ting Mobile customers.

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

Retail mobile services (Ting Mobile) wireless usage contracts grant customers access to standard talk, text and data mobile services. Some Ting Mobile contracts are billed based on the actual amount of monthly services utilized by each customer during their billing cycle. Voice minutes, text messages and megabytes of data are each billed separately based on a tiered pricing program. Some contracts are billed a flat rate for unlimited talk and text plus a fixed amount of data.  All customers are billed on a postpaid basis. The Company recognizes revenue for Ting Mobile usage based on the actual amount of monthly services utilized by each customer.

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

(c)	Domain Services

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended March 31,
	2021	2020
Fiber Internet Services:
Fiber Internet Services	$5,371	$4,308

Mobile Services:
Retail mobile services	2,014	20,148
Mobile platform services	349	-
Other professional services	1,916	-
Total Mobile	4,279	20,148

Domain Services:
Wholesale
Domain Services	46,991	45,964
Value Added Services	5,080	4,306
Total Wholesale	52,071	50,270

Retail	9,154	9,259
Total Domain Services	61,225	59,529

	$70,875	$83,985

During the  three months ended March 31, 2021 and the  three months ended March 31, 2020 no customer accounted for more than 10% of total revenue.

At March 31, 2021, one customer represented 49% of accounts receivables.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended March 31,
	2021	2020

Fiber Internet Services:
Fiber Internet Services	$2,635	$1,716

Mobile Services:
Retail mobile services	1,055	9,857
Mobile platform services	58	-
Other professional services	1,666	-
Total Mobile	2,779	9,857

Domain Services:
Wholesale
Domain Services	35,773	36,469
Value Added Services	599	757
Total Wholesale	36,372	37,226

Retail	4,401	4,389
Total Domain Services	40,773	41,615

Network Expenses:
Network, other costs	3,238	2,416
Network, depreciation and amortization costs	3,937	3,231
Network, impairment	60	-
Total Network Expenses	7,235	5,647

	$53,422	$58,835

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

Significant changes in deferred revenue for the  three months ended March 31, 2021 were as follows (Dollar amounts in thousands of U.S. dollars):

March 31, 2021

Balance, beginning of period	$152,245
Deferred revenue	66,981
Recognized revenue	(61,632)
Balance, end of period	$157,594

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

11. Costs to obtain and fulfill a Contract

Deferred costs of fulfillment

Deferred costs to fulfill contracts primarily consist of domain registration costs which have been paid to a domain registry, and are capitalized as deferred costs of fulfillment. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. The Company also defers certain technology design and data migration costs it incurs to fulfil its performance obligations contained in our MSE arrangements. For the three months ended March 31, 2021, the Company capitalized $52.1 million and also amortized $48.0 million of contract costs. There was no impairment loss recognized in relation to the costs capitalized during the three months ended March 31, 2021. Amortization expense of deferred costs is primarily included in cost of revenue.

The breakdown of the movement in the prepaid domain name registry and ancillary services fees balance for the three months ended March 31, 2021 is as follows (Dollar amounts in thousands of U.S. dollars).

March 31, 2021

Balance, beginning of period	$111,066
Deferral of costs	52,063
Recognized costs	(47,952)
Balance, end of period	$115,177

12. Leases

We lease datacenters, corporate offices and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	For the three months ended	For the three months ended
	March 31, 2021	March 31, 2020
Operating Lease Cost (leases with a total term greater than 12 months)	$534	$547
Short-term Lease Cost (leases with a total term of 12 months or less)	50	244
Variable Lease Cost	176	128
Total Lease Cost	$760	$919

Lease Cost is presented in general and administrative expenses and network expenses within our consolidated statements of operations and comprehensive income.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	For the three months ended	For the three months ended
Supplemental cashflow information:	March 31, 2021	March 31, 2020
Operating Lease - Operating Cash Flows (Fixed Payments)	$551	$559
Operating Lease - Operating Cash Flows (Liability Reduction)	$472	$438
New ROU Assets - Operating Leases	$1,394	$875

Supplemental balance sheet information related to leases:	March 31, 2021	December 31, 2020
Weighted Average Discount Rate	3.38%	4.03%
Weighted Average Remaining Lease Term	8.01 yrs	8.60 yrs

Maturity of lease liability as of  March 31, 2021 (Dollar amounts in thousands of U.S. dollars):

March 31, 2021
Remaining of 2021	$1,724
2022	2,349
2023	2,287
2024	1,623
2025	1,078
Thereafter	4,130
Total future lease payments	13,191
Less imputed interest	1,541
Total	$11,650

Operating lease payments include payments under the non-cancellable term, without any additional amounts related to options to extend lease terms that are reasonably certain of being exercised.

As of March 31, 2021, we have not entered into lease agreements that have not yet commenced.

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

13. Segment Reporting:

Reportable operating segments:

We are organized and managed based on three operating segments which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate.  No operating segments have been aggregated to determine our reportable segments.

During the first quarter of 2021, the Company completed a reorganization of its reporting structure into three operating and reportable segments: Fiber Internet Services, Mobile Services and Domain Services. Previously, we disclosed two operating and reportable segments: Network Access Services and Domain Services.

The change to our reportable operating segments was the result of a shift in our business and management structures that was initiated in 2020 and completed during the first quarter of 2021. The operations supporting what was previously known as our Network Access Services segment have become increasingly operationally distinct between our mobile services (which includes both retail mobile MNVO based services and wholesale MSE services) and our fiber Internet services which were also included in our Network Access Services segment. As a result, commencing in the first quarter of 2021, our Chief Executive Officer ("CEO"), who is also our chief operating decision maker, reviews the operating results of Mobile Services and Fiber Internet Services as two distinct segments in order to make key operating decisions as well as evaluate segment performance. Certain corporate costs are excluded from segment EBITDA results as they are centrally managed and not monitored by or reported to our CEO by segment, including Finance, Human Resources, Legal, Corporate IT, depreciation and amortization expense or impairments, interest expense, stock-based compensation and other income and expense items not monitored as part of our segment operations. Our comparative period financial results have also been reclassified to reflect the reorganized segment structure.

Our reportable operating segments and their principal activities consist of the following:

1.     Fiber Internet Services - This segment derives revenue from the retail high speed Internet access to individuals and small businesses primarily through the Ting website, and other revenues including billing solutions to small ISPs. Revenues are generated in the United States.

2.     Mobile Services – This segment derives revenue from MSE platform services and professional services to wholesale customers. This segment also derives revenue from the retail sale of mobile phones, retail telephony services to individuals and small businesses primarily through the Ting website. Revenues are generated in the United States.

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

Key measure of segment performance:

The CEO, as the chief operating decision maker, regularly reviews the operations and performance by segment. The CEO reviews segment gross margin and adjusted EBITDA (as defined below) as (i) key measures of performance for each segment and (ii) to make decisions about the allocation of resources.

During the first quarter of 2021, the Company changed its key measures of segment performance to segment gross margin and adjusted EBITDA. Previously, we disclosed one key measure of segment performance, gross profit.

The change to our key measures of segment performance was also a result of shift in our business and management structures that were completed in the first quarter of 2021, which created more distinction between the operations supporting each reportable operating segment. As a result, commencing in the first quarter of 2021, our CEO, who is also our chief operating decision maker now regularly reviews segment gross margin and segment adjusted EBITDA to evaluate segment performance and make key operating decisions.

Our key measures of segment performance and their definitions are:

1.     Segment gross margin - net revenues less Direct cost of revenues attributable to each segment.

2.     Segment adjusted EBITDA - segment gross margin as well as the recurring gain on sale of Ting Customer Assets, less certain operating expenses attributable to each segment, such as sales and marketing, technical operations and development, general and administration expenses but excludes gains and losses from unrealized foreign currency, stock-based compensation and transactions that are one-time in nature and not indicative of on-going performance, including acquisition and transition costs. Certain corporate costs are excluded from segment adjusted EBITDA results as they are centrally managed and not monitored by or reported to our CEO by segment, including Finance, Human Resources, Legal, Corporate IT, depreciation and amortization expense or impairments, interest expense, stock-based compensation and other income and expense items not monitored as part of our segment operations.

Our comparative period financial results have also been reclassified to reflect the current key measures of segment performance.

The Company believes that both segment gross margin and adjusted EBITDA measures are important indicators of the operational strength and performance of its segments, by identifying those items that are not directly a reflection of each segment’s performance or indicative of ongoing operational and profitability trends.  Segment gross margin and segment adjusted EBITDA both exclude depreciation of property and equipment, amortization of intangibles assets, impairment of indefinite life intangible assets that are included in the measurement of income before provision for income taxes pursuant to generally accepted accounting principles ("GAAP").  Accordingly, adjusted EBITDA should be considered in addition to, but not as a substitute for net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the CEO. The Company follows the same accounting policies for the segments as those described in “Note 2 – Significant Accounting Policies”, and “Note 10 – Revenue”.

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in “Note 10 – Revenue”), which is regularly reported to the chief operating decision maker, and the reconciliations thereof to our income before taxes, are set out in the following tables (Dollar amounts in thousands of US dollars):

	Fiber Internet Services	Mobile Services	Domain Services	Corporate	Consolidated Totals
For the Three Months Ended March 31, 2021

Net Revenues	$5,371	$4,279	$61,225	$-	$70,875
Direct cost of revenues	2,635	2,778	40,774	-	46,187
Segment Gross Margin	2,736	1,501	20,451	-	24,688

Adjusted EBITDA	$(2,593)	$4,478	$13,820	$(2,981)	$12,724

	Fiber Internet Services	Mobile Services	Domain Services	Corporate	Consolidated Totals
For the Three Months Ended March 31, 2020

Net Revenues	$4,308	$20,148	$59,529	$-	$83,985
Direct cost of revenues	1,716	9,857	41,615	-	53,188
Segment Gross Margin	2,592	10,291	17,914	-	30,797

Adjusted EBITDA	$(1,062)	$4,989	$11,547	$(2,793)	$12,681

Reconciliation of Adjusted EBITDA to Income before Provision for Income Taxes	Three Months Ended March 31,
(In Thousands of US Dollars)	2021	2020
(unaudited)	(unaudited)	(unaudited)

Adjusted EBITDA	$12,724	$12,681
Depreciation of property and equipment	3,759	2,990
Impairment of property and equipment	60	-
Amortization of intangible assets	2,619	3,301
Interest expense, net	936	1,150
Accretion of contingent consideration	96	87
Stock-based compensation	1,022	801
Unrealized loss (gain) on change in fair value of forward contracts	166	348
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	67	(42)
Acquisition and other costs[1]	767	111

Income before provision for income taxes	$3,232	$3,935

1Acquisition and other costs represents transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses, primarily related to our acquisition of Ascio in March 2019, Cedar in January 2020, and the disposition of certain Ting Mobile assets in August 2020. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

(b)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of US dollars):

	March 31, 2021	December 31, 2020

Canada	$2,435	$2,521
United States	127,371	114,968
Europe	40	41
	$129,846	$117,530

(c)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of US dollars):

	March 31, 2021	December 31, 2020

Canada	$2,135	$2,385
United States	30,552	32,767
	$32,687	$35,152

(d)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region (Dollar amounts in thousands of US dollars):

	March 31, 2021	December 31, 2020

Germany	$188	$226
	$188	$226

(e)           Valuation and qualifying accounts (Dollar amounts in thousands of US dollars):

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period

Three Months Ended March 31, 2021	$222	$-	$16	$206
Twelve months ended December 31, 2020	$131	$91	$-	$222

14. Stockholders' Equity:

The following table summarizes stockholders' equity transactions for the three-month period ended (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained	comprehensive	stockholders'
	Number	Amount	capital	earnings	income (loss)	equity

Balances, December 31, 2020	10,612,414	$20,798	$1,458	$80,106	$2,336	$104,698

Exercise of stock options	28,337	713	(484)	-	-	229
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(16,336)	-	(218)	-	-	(218)
Stock-based compensation	-	-	1,022	-	-	1,022
Net income	-	-	-	2,149	-	2,149
Other comprehensive income (loss)	-	-	-	-	(466)	(466)
Balances, March 31, 2021	10,624,415	$21,511	$1,778	$82,255	$1,870	$107,414

2021 Stock Buyback Program

On  February 9, 2021, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on  February 10, 2021 and will terminate on or before  February 9, 2022. For the three months ended March 31, 2021, the Company did not repurchase shares under this program.

2020 Stock Buyback Program

On February 12, 2020, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 13, 2020 and terminated on February 12, 2021. For the three months ended March 31, 2021, the Company did not repurchase shares under this program. For the three months ended March 31, 2020, the Company repurchased 66,738 shares under this program for total consideration of $3.1 million.

2019 Stock Buyback Program

On February 13, 2019, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 14, 2019 and terminated on February 13, 2020. During the three months ended March 31, 2020, the Company did not repurchase shares under this program.

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

Details of stock option transactions for the three months ended  March 31, 2021 and  March 31, 2020 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	845,020	$55.31	754,497	$49.94
Granted	-	-	5,500	47.35
Exercised	(28,337)	47.03	(25,013)	20.59
Forfeited	(8,064)	60.72	(3,489)	61.73
Expired	-	-	(1,458)	60.91
Outstanding, end of period	808,619	55.55	730,037	50.85
Options exercisable, end of period	378,258	$49.35	349,845	$41.65

As of March 31, 2021, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$15.93 - $19.95	42,064	$18.05	0.8	$2,501	42,064	$18.05	0.8	$2,501
$21.10 - $27.53	36,250	23.76	1.2	1,948	36,250	23.76	1.2	1,948
$35.25 - $37.35	5,625	36.88	1.2	228	5,625	36.88	1.2	228
$46.90 - $48.00	13,000	47.36	4.8	392	6,000	47.17	3.5	182
$51.82 - $59.98	291,372	55.52	3.2	6,405	217,616	55.50	3.1	4,787
$60.01 - $68.41	400,308	62.07	5.3	6,177	70,703	63.32	4.6	1,002
$72.50 - $72.50	20,000	72.50	6.7	100	-	-	-	-
	808,619	$55.55	4.1	$17,751	378,258	$49.35	2.9	$10,648

Total unrecognized compensation cost relating to unvested stock options at March 31, 2021, prior to the consideration of expected forfeitures, is approxi mately $6.0 m illion and is expected to be recognized over a weighted average period of 2.2 years.

The Company recorded stock-based compensation of  $1.0 million for the three months ended March 31, 2021, and $0.8 million for the three months ended March 31, 2020, respectively.

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at  March 31, 2021 (Dollar amounts in thousands of U.S. dollars):

	March 31, 2021
	Fair Value Measurement Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset, net	$-	$2,875	$-	$2,875

Total assets, net	$-	$2,875	$-	$2,875

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

17. Other income:

On August 1, 2020, the Company entered into an Asset Purchase Agreement (the “DISH Purchase Agreement”), by and between the Company and DISH Wireless L.L.C.(“DISH”). Under the DISH Purchase Agreement and in accordance with the terms and conditions set forth therein, the Company sold to DISH its mobile customer accounts that are marketed and sold under the Ting brand (other than certain customer accounts associated with one network operator) (“Transferred Assets”). For a period of 10 years following the execution of the DISH Purchase Agreement, DISH will pay a monthly fee to the Company generally equal to an amount of net revenue received by DISH in connection with the transferred customer accounts minus certain fees and expenses, as further set forth in the DISH Purchase Agreement. The Company earned $5.4 million and nil under the DISH Purchase Agreement during the three months ended March 31, 2021 and March 31, 2020, respectively.

	Three Months Ended March 31,
	2021	2020
Income earned on sale of Transferred Assets	5,395	-
Gain on sale of Ting Customer Assets	$5,395	$-

18. Contingencies:

From time to time, the Company has legal claims and lawsuits in connection with its ordinary business operations. The Company vigorously defends such claims. While the final outcome with respect to any actions or claims outstanding or pending as of  March 31, 2021 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

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

•	Our ability to collect anticipated payments from DISH in connection with the 10-year payment stream that is a function of the margin generated by the transferred subscribers over a 10-year period pursuant to the terms of the DISH Purchase Agreement;

•	Pending or new litigation; and

•	Factors set forth below in Part II - Other Information under the caption "Item 1A Risk Factors" in this Quarterly Report on Form 10-Q related to our Mobile Services Enabler ("MSE") platform and business.

•	Factors set forth under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 3, 2021 (the “2020 Annual Report”).

As previously disclosed the under the caption “Item 1A Risk Factors” in our 2020 Annual Report, data protection regulations may impose legal obligations on us that we cannot meet or that conflict with our ICANN contractual requirements.

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

We accomplish this by reducing the complexity of our customers’ experience as they access the Internet (at home or on the go) and while using Internet services such as domain name registration, email and other Internet services. During the first quarter of 2021, the Company completed a reorganization of its reporting structure into three operating and reportable segments: Fiber Internet Services, Mobile Services and Domain Services. Previously, we disclosed two operating and reportable segments: Network Access Services and Domain Services. The change to our reportable operating segments was the result of a shift in our business and management structures that was initiated in 2020 and completed during the first quarter of 2021. The operations supporting what was previously known as our Network Access Services segment have become increasingly operationally distinct between our mobile services (which includes both retail mobile MNVO based services and wholesale MSE services) and our fiber Internet services which were also included in our Network Access Services segment. We are now organized, managed and report our financial results as three segments, Fiber Internet Services, Mobile Services and Domain Services which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate.

Our management regularly reviews our operating results on a consolidated basis, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our management regularly reviews revenues, operating results and performance for each of our service offerings in order to gain more depth and understanding of the key business metrics driving our business. Commencing in the first quarter of 2021, our Chief Executive Officer (CEO), who is also our chief operating decision maker, reviews the operating results of Mobile Services and Fiber Internet Services as two distinct segments in order to make key operating decisions as well as evaluate segment performance. Accordingly, effective January 1, 2021 we now report Fiber Internet Services, Mobile Services and Domain Services revenue separately. Additionally, we have adjusted segment reporting to include adjusted EBITDA as a key measure of segment performance in addition to our existing key measure of segment performance, gross profit.

For the three months ended March 31, 2021 and March 31, 2020, we reported revenue of $70.9 million and $84.0 million, respectively.

Fiber Internet Services

Fiber Internet Services includes the provision of fixed high-speed Internet access services and other revenues, including billing solutions to small ISPs.

The Company also derives revenue from the sale of fixed high-speed Internet access, Ting Internet, in select towns throughout the United States, with further expansion underway to both new and existing Ting towns. Our primary sales channel of Ting Internet is through the Ting website. The primary focus of Ting Internet is to provide reliable Gigabit Internet services to consumer and business customers. Revenues from Ting Internet are all generated in the U.S. and are provided on a monthly basis. Ting Internet services have no fixed contract terms.

Mobile Services

Mobile Services includes the provision of Mobile Services Enabler ("MSE") platform and professional services, as well as the sale of retail mobile phone and retail telephone services for a small subset of retail customers.

On August 1 2020, the Company and its wholly owned Subsidiary Ting, Inc. entered into an Asset Purchase Agreement (the "DISH Purchase Agreement”) with DISH pursuant to which Ting sold substantially all of its legacy retail mobile customer relationships, and mobile handset and SIM inventory to DISH and granted DISH the right to use and an option to purchase the Ting brand. The transferred assets under the DISH Purchase Agreement did not include the technology platforms and related intellectual property and infrastructure necessary to enable or support the mobile customers. The Company retained the assets used to provide MSE platform and other professional services to DISH, as discussed below. Revenues from our retail mobile services, MSE platform and professional services are all generated in the U.S. and are provided on a monthly basis. Our MSE customer agreements have set contract lengths with the underlying Mobile Virtual Network Operator ("MVNO"). As part of the DISH Purchase Agreement, as a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to DISH. This has been classified as Other Income and not considered revenue in the current period.

Domain Services

Domain Services includes wholesale and retail domain name registration services, as well as value added services derived through our OpenSRS, eNom, Ascio, EPAG and Hover brands. We earn revenues primarily from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations. In addition, we earn revenues from the sale of retail domain name registration and email services to individuals and small businesses. Domain Services revenues are attributed to the country in which the contract originates, which is primarily in Canada and the U.S for OpenSRS and eNom brands. Ascio domain services contracts and EPAG agreements primarily originate in Europe.

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

Wholesale, primarily branded as OpenSRS, eNom, EPAG and Ascio, derives revenue from its domain service and from providing value-added services. The OpenSRS, eNom, EPAG and Ascio domain services manage 25.7 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations, which has increased by 1.9 million domain names since March 31, 2020.  The increase is driven by increased registrations experienced by our brands during COVID-19, as more businesses established an online presence, offset by the continued erosion of registrations related to non-core customers from our eNom brand.

Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, WHOIS privacy, publishing tools and other value-added services. All of these services are made available to end-users through a network of 36,000 web hosts, ISPs, and other resellers around the world. In addition, we also derive revenue by monetizing domain names which are near the end of their lifecycle through advertising or auction sale.

Retail, primarily the Hover and eNom portfolio of websites, including eNom, eNom Central and Bulkregister, derive revenues from the sale of domain name registration, email services to individuals and small businesses. Retail also includes our Personal Names Service – based on over 36,000 surname domains – that allows roughly two-thirds of Americans to purchase a surname based email address. The retail segment now includes the sale of the rights to its portfolio of surname domains used in connection with our Realnames email service, however the Company expects surname portfolio revenue to materially decline through Fiscal 2021 and thereafter. Retail also includes our Exact Hosting Service, that provides Linux hosting services for websites of individuals and small businesses.

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

Ting Internet	March 31,
	2021	2020
	(in '000's)
Ting Internet subscribers under management	17	12
Ting Internet serviceable addresses (1)	65	45

(1)	Defined as premises to which Ting has the capability to provide a customer connection in a service area.

Domain Services	For the Three Months Ended March 31,(1)
	2021	2020
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	4,817	4,756

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.

Domain Services	March 31,
	2021	2020
	(in 000's)
Registered using Registrar Accreditation belonging to the Tucows Group	19,787	19,145
Registered using Registrar Accreditation belonging to Resellers	5,996	4,750
Total domain names under management	25,783	23,895

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

Fiber Internet Services

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

Mobile Services

The prior year sale of substantially all of the Company’s mobile customer base and pivot from MVNO to MSE will be a strategic shift for our Mobile Services segment. At the start, DISH will be our sole customer and will represent 100% of our MSE platform revenues until such time that we are able to scale our services to other customers interested in our enablement services. With all our MSE platform and professional services revenues concentrated with one customer, we are exposed to significant risk if we are unable to maintain this customer relationship or establish new relationships in the future. Additionally, our revenues as an MSE are directly tied to the subscriber volumes of DISH's MVNO or MNO networks, so our profitability is contingent on the ability of DISH to continue to add subscribers onto our platform.

Additionally, as described above, the Company will be entitled to a 10-year payment stream that is a function of the margin generated by the transferred subscribers over the 10-year period. This consideration structure may not prove to be successful or profitable in the long-term to us if the existing subscriber base churns at an above average rate upon acquisition by DISH. Additionally, given DISH controls the revenues and costs incurred associated with the acquired subscribers, there could arise a situation where profitability for the subscriber base is diminished either by lower price points or cost inflation

As part of the transactions contemplated by the DISH Purchase agreement, the Company has retained a small number of customer accounts associated with one MNO agreement that was not reassigned to DISH at time of sale. We continue to be subject to the minimum revenue commitments previously agreed to with this excluded MNO agreement. The Company will be able to continue adding customers under the excluded MNO network working with DISH in order to meet the commitment. However, with no direct ability to change customer pricing or renegotiate contract costs or terms, the Company may be unable to meet the minimum commitments with this MNO partner and could incur significant and recurring penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO.

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

Substantially all of our Domain Services revenue is derived from domain name registrations and related value-added services from wholesale and retail customers using our provisioning and management platforms. The market for wholesale registrar services is both price sensitive and competitive and is evolving with the introduction of new gTLDs, particularly for large volume customers, such as large web hosting companies and owners of large portfolios of domain names. We have a relatively limited ability to increase the pricing of domain name registrations without negatively impacting our ability to maintain or grow our customer base. Growth in our Domain Services revenue is dependent upon our ability to continue to attract and retain customers by maintaining consistent domain name registration and value-added service renewal rates and to grow our customer relationships through refining, evolving and improving our provisioning platforms and customer service for both resellers and end-users. In addition, we also generate revenue through pay-per-click advertising and through the OpenSRS Domain Expiry Stream. The revenue associated with names sales and advertising has recently experienced flat to declining trends due to the uncertainty around the implementation of ICANN’s New gTLD Program, lower traffic and advertising yields in the marketplace, which we expect to continue.

From time-to-time certain of our vendors provide us with market development funds to expand or maintain the market position for their services. Any decision by these vendors to cancel or amend these programs for any reason may result in payments in future periods not being commensurate with what we have achieved during past periods.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting policies and estimates as previously disclosed in Part II, Item 7 of our 2020 Annual Report. For further information on our critical accounting policies and estimates, see Note 3 – Recent Accounting Pronouncements to the consolidated financial statements of the Company in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Current COVID-19 Response

Our Employees

Tucows is a global business and has long encouraged a culture of remote work even prior to this global pandemic. Since the onset of this pandemic, all employees who could conceivably work from home were and continue to be encouraged to do so. Tucows continues to actively and strongly encourage its workforce to heed travel and all other emergency advisories, including social distancing and where appropriate, self-isolation. We expect our work from home policy to remain in effect until emergency state and governmental declarations where we have physical offices have ended and we believe the risk of community spread of the disease has subsided. Given our experience with remote work prior to COVID-19, we have not and do not expect to have productivity issues while the overwhelming majority of our office-based workforce is dispersed. For the small group of employees who are unable work from home during this time, including our order fulfillment and Fiber installation teams, many of whom work in the field, they are encouraged to practice social distancing and to continue to follow hygiene best practices and safety protocols as outlined by the Centers for Disease Control and Prevention. In the prior year, the Ting Internet team established an install solution for our employees and customers that minimizes risks associated with person-to-person contact and they continue to effectively deploy this install solution currently.

Our Customers

We recognize the important role we play within the Internet space and are committed to continue providing quality service during the COVID-19 outbreak. Across our three segments, Domain Name Services and our Mobile Services segments do not rely on in-person interaction or the supply chain in the same way physical products and services do. We continue to provide uninterrupted services for all Domains and Mobile related services. Our Fiber Internet business does not have bandwidth caps or other such limitations. Likewise, our networks are built with the capacity to accommodate future needs. To help our customers remain connected at home during this time, we upgraded all our lower-tier fiber customers to symmetrical gigabit access at no charge. Any additional traffic from our customers working from home has not had and is not expected to have any negative impact on connectivity. As discussed above, our modified safe-install solution was implemented in early May 2020. With this service limitation, new customer acquisition will remain slower than pre-pandemic levels of growth and installation. Even with an install solution that minimizes risks, customers may be unwilling to have service personnel visit their homes or offices.

Our Community

Tucows believes the Internet is essential infrastructure and an immensely powerful tool, especially in times of crises where coordination is essential. From an early point in the current global crisis, it was clear to us that we were going to need to do something new and different in how we responded to COVID-19 related domain registrations. We developed a strategy of compliance activities that encompassed three major components: (i) identification, (ii) assessment for harm, and (iii) stakeholder engagement. In order to provide Internet access and assistance to residents of cities and towns that are part of the Ting Fiber network, we have set up free, fiber-fed, drive-up Wi-Fi hotspots. These hotspots enable those with no home Internet access, or insufficient access, to access critical services like online learning and telehealth services, work remotely, check in on and access vital health, government and other services and generally access information. These hotspots will remain in operation as long as they are needed and as long as it is safe and prudent to do so. We have not experienced any material resource constraints nor do we foresee requiring any material expenditures to continue to implement our business continuity plans described above.

Current and expected COVID-19 Impacts

Financial & Operational Impacts

Further to the below discussion within this Quarterly Report around the financial condition and results of operations for the current period financial results, the current impact from COVID-19 has been limited so far in 2021. Over the past year, we've monitored the situation and it's impacts on our businesses but have ultimately seen trends stabilize, with some hints at recovery in U.S. markets due to large-scale vaccination programs. Management continues to assess the impact regularly but expects limited impact through the remainder of 2021, should the COVID-19 pandemic persist. On a segment basis, our current assessment is as follows:

Fiber Internet Services:

As discussed above, the Ting Internet team established a smart-install solution at the start of the pandemic. This smart-install solution is faster and more efficient than our existing process, all while protecting the health and safety of our employees and customers alike. Although new customer installations initially slowed at the start of the pandemic, we are now seeing returned growth in both subscribers under management as well as serviceable addresses relative to the prior quarter.

Mobile Services:

The Company now only retains a small subset of customers to which it continues to provide retail mobile services. COVID-19 has impacted the demand for our Mobile Services as customer usage patterns have changed, which has had a corresponding negative impact on our revenues. However, we do not expect the impact to significantly worsen over the coming months or year as we have seen usage stabilize during the prior periods. We also expect that seasonally warmer weather for the second fiscal quarter of 2021 and continued vaccine roll-out across the U.S. will slowly help to normalize customer usage patterns. Our new MSE platform and professional services businesses are completely online and do not rely on physical storefronts to attract or service customers’ needs. We are fully prepared to continue providing uninterrupted Mobile related enablement services to our MVNO customers. We have not and do not expect a negative COVID-19 impact on our new MSE platform and professional services revenue, nor do we expect any impact to substantially worsen over the coming months.

Domain Services:

Domain Services are foundational to the functioning of the Internet. Services like individual and wholesale domain names, email and hosting do not rely on in-person interaction or the supply chain in the same way physical products and services do. We have not experienced any negative COVID-19 related impacts, either financially or operationally for Domains related services, across our OpenSRS, eNom, Ascio, EPAG & Hover brands. As more businesses faced the reality of prolonged physical shutdown and moved to establish an online presence, we have seen growth in this segment over the course of the pandemic, primarily driven by large volume resellers in our OpenSRS brand where total domains under management increased by 0.5 million since December 31, 2020. This growth rate in domains under management was driven by the pandemic, and may not be sustained in the future as domain registrations plateau. Our results of operations for the current period financial results are in line with management’s expectation for the period given product, customer mix and current brand trajectories. We will continue to monitor the impact but do not foresee any negative financial or operational impacts associated with this segment.

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

Accounting Policy Impacts

Over the past year of monitoring the COVID-19 pandemic and assessing the impacts on our business as discussed above, Tucows does not anticipate a material impairment with respect to goodwill, intangible assets, long-lived assets, or right of use assets. We will continue to monitor the impacts closely as the situation continues to evolve and will approach the situation with cautious optimism about economic recovery resulting from widespread vaccination programs and will be mindful of any emerging risks as they arise. We do not foresee any changes in accounting judgements in relation to COVID-19 that will have a material impact on our financial statements.

RESULTS OF OPERATIONS FOR THE three months ended March 31, 2021 AS COMPARED TO THE three months ended March 31, 2020

NET REVENUES

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

Ting Internet services are primarily contracted through the Ting website, for one month at a time and contain no commitment to renew the contract following each customer’s monthly billing cycle. The Company’s billing cycle for all Ting Internet access customers is computed based on the customer’s activation date. Since consideration is collected before the service period, revenue is initially deferred and recognized as the Company performs its obligation to provide Internet access within each reporting period. In addition, revenues associated with the sale of Internet hardware to subscribers are recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

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

Mobile Services

Retail Mobile Services

             Ting Mobile wireless usage contracts grant customers access to standard talk, text and data mobile services. Ting Mobile contracts are billed based on the customer's selected rate plan, which can either be usage based or an unlimited plan. All rate plan options are charged to customers on a postpaid, monthly basis at the end of their billing cycle. As discussed previously, in the prior year the Company sold substantially all of its retail mobile customer relationships, and mobile handset and SIM inventory to DISH and granted the right to use and option to purchase the Ting brand. The Company only retains a small subset of customers to which it continues to provide retail mobile services. All future revenues associated with Retail Mobile Services stream will only be for this subset of customers retained by Ting, Inc.

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

We also derive revenue from other value-added services, which primarily consists of proceeds from the OpenSRS, eNom and Ascio domain expiry streams.

Retail

We derive revenues mainly from Hover and eNom’s retail properties through the sale of retail domain name registration and email services to individuals and small businesses. The Company also provides Linux hosting services for websites through its Exact Hosting brand. The retail segment now includes the sale of the rights to its portfolio of surname domains used in connection with our Realnames email service, however the Company expects surname portfolio revenue to materially decline through Fiscal 2021 and thereafter.

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2021	2020

Fiber Internet Services:
Fiber Internet Services	$5,371	$4,308

Mobile Services:
Retail mobile services	2,014	20,148
Mobile platform services	349	-
Other professional services	1,916	-
Total Mobile	4,279	20,148

Domain Services:
Wholesale
Domain Services	46,991	45,964
Value Added Services	5,080	4,306
Total Wholesale	52,071	50,270

Retail	9,154	9,259
Total Domain Services	61,225	59,529

	$70,875	$83,985
(Decrease) increase over prior period	$(13,110)
(Decrease) increase - percentage	(16)%

The following table presents our revenues, by revenue source, as a percentage of total revenues (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended March 31,
	2021	2020

Fiber Internet Services:
Fiber Internet Services	8%	5%

Network Access Services:
Mobile Services
Retail mobile services	3%	24%
Mobile platform services	0%	0%
Other professional services	3%	0%
Total Mobile	6%	24%

Domain Services:
Wholesale
Domain Services	66%	55%
Value Added Services	7%	6%
Total Wholesale	73%	61%

Retail	13%	10%
Total Domain Services	86%	71%

	100%	100%

Total net revenues for the three months ended March 31, 2021 decreased by $13.1 million, or 16%, to $70.9 million from $84.0 million when compared to the three months ended March 31, 2020.  The three-month decrease in revenue was primarily driven by $15.9 million of reduced revenues attributable to our Mobile Services segment that was impacted by both the sale of the majority of the customer base of Ting Mobile to DISH Wireless and the shutdown of Roam Mobility brands in late Fiscal 2020. When compared to the three months ended March 31, 2020, the Mobile Services segment in the current period looks very different as a result of our shift from MVNO to MSE. As part of the DISH Purchase Agreement, as a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement. This has been classified as Other Income and not considered revenue in the current period. This decrease in overall revenues is offset with increases from both Domain Services and Fiber Internet Services of $1.7 million and $1.1 million, respectively. For Domain Services this is reflective of continued wholesale registration growth as a result of the COVID-19 pandemic creating the need for an online presence, and for Fiber Internet Services this is a result of the attraction of additional customers to Ting Internet from the continued buildout of our Fiber network footprint across the United States.

Deferred revenue from domain name registrations and other Mobile and Internet services at March 31, 2021 increased by $5.4 million to $157.6 million from $152.2 million at December 31, 2020. This increase was primarily driven by Domain Services, accounting for $4.8 million of the increase which is due to the increase in current period billings for domain name registration and service renewals. Our Mobile Services segment followed, driving $0.5 million of the increase to deferred revenue due to increased billings for bundled professional services offered in connection with our MSE business. Fiber Internet Services accounted for less than $0.1 million of the increase.

No customer accounted for more than 10% of total revenue during the three months ended March 31, 2021 or the three months ended March 31, 2020. DISH accounted for 49% of total accounts receivable as at March 31, 2021 and 59% of total accounts receivable as at December 31, 2020. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Fiber Internet Services

Revenues from Ting Internet and billing solutions generated $5.4 million in revenue during the three months ended March 31, 2021, up $1.1 million or 26% compared to the three months ended March 31, 2020. This growth is driven by subscriber growth across our Fiber network relative to the three months ended March 31, 2020. As of March 31, 2021, Ting Internet had access to 65,000 serviceable addresses and 17,000 active subscribers under its management compared to having access to 45,000 serviceable addresses and 12,000 active subscribers under its management as of March 31, 2020. These figures include the increase in serviceable addresses and subscribers attributable to the acquisition of Cedar Holdings Group, Incorporated ("Cedar") in January 2020.

Mobile Services

Retail Mobile Services

Net revenues from Retail Mobile Services for the three months ended March 31, 2021 decreased by $18.1 million or 90% to $2.0 million as compared to the three months ended March 31, 2020. This decrease is a result of the significant changes to our Mobile Services segment that occurred during Fiscal 2020 as we transitioned from MVNO to MSE. These changes include both the shutdown of the Roam Mobility brands in the second quarter of 2020 followed by the sale of substantially all of the Ting Mobile customer base on August 1, 2020 to DISH. In addition to these changes, subscriber churn and reduced usage related to the COVID-19 pandemic has also contributed to lower revenues relative to the three months ended March 31, 2020. Ting Mobile accounts for $17.0 million of this decrease (of which $1.6 million is reduced device revenues and $15.4 million relates to service revenues), followed by Roam Mobility at $1.1 million of the total decrease. The revenues earned from Retail Mobile Services for three months ended March 31, 2021 is only reflective of the mobile telephony services and device revenues associated with the small group of customers retained by the Company from the sale of historically larger Ting Mobile customer base to DISH. As mentioned above, the payout the Company receives from the aforementioned sale has been classified as Other Income and not considered revenue in the current period.

Mobile Platform Services

Net revenues from Mobile Platform Services for the three months ended March 31, 2021 increased to $0.3 million as compared to the three months ended March 31, 2020. This increase is a result of new MSE business created as a result of the DISH Purchase Agreement in the prior year. No such comparable revenue stream existed for the three months ended March 31, 2020. Tucows' MSE platform provides network access, provisioning and billing services for MVNOs, of which DISH is currently our sole customer.

Other Professional Services

Net revenues from Other Professional Services for the three months ended March 31, 2021 increased to $1.9 million as compared to the three months ended March 31, 2020. This increase is a result of new MSE business created as a result of the DISH Purchase Agreement in the prior year. No such comparable revenue stream existed for the three months ended March 31, 2020. Tucows' professional services include IT system development and other transitional services including sales, marketing, customer support, order fulfillment, and data analytics for MVNOs, of which DISH is currently our sole customer.

Domain Services

Wholesale - Domain Services

During the three months ended March 31, 2021, Wholesale domain services revenue increased by $1.0 million or 2% to $47.0 million, when compared to the three months ended March 31, 2020. Increases from Wholesale domain registration of $2.1 million from OpenSRS, EPAG, and Ascio brands driven by COVID-19 registration growth were offset by decreases of $1.1 million from the eNom brands, which continues to see a decline in registrations by non-core customers relative to the three months ended March 31, 2020.

Total domains that were managed under the OpenSRS, eNom, EPAG, and Ascio domain services increased by 1.9 million domain names to 25.8 million as of March 31, 2021, when compared to 23.9 million at March 31, 2020. The increase is a driven by the continued growth in registrations over this period as a result of the COVID-19 pandemic, as discussed above.

Wholesale - Value Added Services

During the three months ended March 31, 2021, value-added services revenue increased by $0.8 million to $5.1 million compared to the three months ended March 31, 2020. The increase was primarily driven by increased expiry revenue of $0.9 million from both OpenSRS and eNom domain expiry streams. This increase was offset by other small decreases in Digital Certificates, Email and Other revenues of $0.1 million.

Retail

During the three months ended March 31, 2021, retail domain services revenue decreased by $0.1 million or 1% to $9.2 million compared to the three months ended March 31, 2020. The was driven by decreased revenues related to Realnames email service and related surname portfolio sales of $0.1 million and decreased Exact Hosting revenues of $0.1 million. These increases were offset by a small increase in retail domain name registrations of $0.1 million. The Company expects all Realnames surname portfolio related sales to materially decline in Fiscal 2021 and thereafter.

COST OF REVENUES

Fiber Internet Services

Cost of revenues primarily includes the costs for provisioning high speed Internet access, which is comprised of network access fees paid to third-parties to use their network, leased circuit costs to directly support enterprise customers, the personnel and related expenses (net of capitalization) related to the physical planning, design, construction and build out of the physical Fiber network and as well as personnel and related expenses (net of capitalization) related to the installation, repair, maintenance and overall field service delivery of the Fiber business. Hardware costs include the cost of equipment sold to end customers, including routers, ONTs, and IPTV products, and any inventory adjustments on this inventory. Other costs include field vehicle expenses, small sundry equipment and supplies consumed in building the Fiber network and fees paid to third-party service providers primarily for printing services in connection with billing services to ISPs.

Mobile Services

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

Other Professional Services

Cost of revenues to provide professional services, including transitional services, to our MVNO customers to help support their businesses. This includes any personnel and contractor fees for any client service resources retained by the Company. Only a subset of the Company's employee base provides professional services to our MVNO customers. This cost reflects that group of resources.

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

Retail

Costs of revenues for our provision and management of Internet services through our retail sites, Hover.com and the eNom branded sites, include the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely rateably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are recorded as prepaid domain registry fees and are expensed rateably over the renewal term. Costs of revenues for our surname portfolio represent the amortization of registry fees for domains added to our portfolio over the renewal period, which is generally one year, the value attributed under intangible assets to any domain name sold and any impairment charges that may arise from our assessment of our domain name intangible assets.

Network expenses

Network expenses include personnel and related expenses related to the network operations, IT infrastructure and supply chain teams that support our various business segments. It also includes network depreciation and amortization, communication and productivity tool costs, and equipment maintenance costs. Communication and productivity tool costs includes collaboration, customer support, bandwidth, co-location and provisioning costs we incur to support the supply of all our services.

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2021	2020

Fiber Internet Services:
Fiber Internet Services	$2,635	$1,716

Mobile Services:
Retail mobile services	1,055	9,857
Mobile platform services	58	-
Other professional services	1,666	-
Total Mobile	2,779	9,857

Domain Services:
Wholesale
Domain Services	35,773	36,469
Value Added Services	599	757
Total Wholesale	36,372	37,226

Retail	4,401	4,389
Total Domain Services	40,773	41,615

Network Expenses:
Network, other costs	3,238	2,416
Network, depreciation and amortization costs	3,937	3,231
Network, impairment	60	-
	7,235	5,647

	$53,422	$58,835
(Decrease) increase over prior period	$(5,413)
(Decrease) increase - percentage	-9%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	For the Three Months Ended March 31,
	2021	2020

Fiber Internet Services:
Fiber Internet Services	5%	3%

Mobile Services:
Retail mobile services	2%	17%
Mobile platform services	0%	0%
Other professional services	3%	0%
Total Mobile	5%	17%

Domain Services:
Wholesale
Domain Services	68%	63%
Value Added Services	1%	1%
Total Wholesale	69%	64%

Retail	8%	7%
Total Domain Services	77%	71%

Network Expenses:
Network, other costs	6%	4%
Network, depreciation and amortization costs	7%	5%
Network, impairment	0%	0%
	13%	9%

	100%	100%

Total cost of revenues for the three months ended March 31, 2021, decreased by $5.4 million, or 9%, to $53.4 million from $58.8 million in the three months ended March 31, 2020. The three-month decrease in cost of revenues was primarily driven by $7.1 million of reduced costs attributable to our Mobile Services segment. As discussed above in the Net Revenue section, our Mobile Services segment was impacted by both the sale of the majority of the customer base of Ting Mobile to DISH Wireless and the shutdown of Roam Mobility brands in late Fiscal 2020. When compared to the three months ended March 31, 2020, the Mobile Services segment in the current period looks very different as a result of our shift from MVNO to MSE. Both these factors contribute to the three months ended March 31, 2021 having significantly lower costs. Additionally, further decreases in Domain Services costs of $0.8 million driven by registry cost rebates earned in connection with strong performance and additions to domains under management as a result of the COVID-19 pandemic. This decrease in overall cost of revenues is offset with increases from Fiber Internet Services costs as well as Network Expenses of $0.9 million and $1.6 million, respectively. This increase is related to the continued expansion of our existing Ting Internet footprint.

Deferred costs of fulfillment as of March 31, 2021 increased by $4.1 million, or 4%, to $115.2 million from $111.1 million at December 31, 2020. This increase was primarily driven by Domain Services, accounting for $3.6 million of the increase which is due to the increase in current period costs for domain name registration and service renewals. Our Mobile Services segment followed, driving $0.5 million of the increase due to the increased capitalization of costs incurred in connection with the fulfillment of our MSE agreement with DISH.

Fiber Internet Services

During the three months ended March 31, 2021, costs related to provisioning high speed Internet access and billing solutions increased $0.9 million or 53%, to $2.6 million as compared to $1.7 million during three months ended March 31, 2020. The increase in costs were primarily driven by increased direct costs and bandwidth costs related to the continued expansion of the Ting Fiber network. Although directionally aligned with the experienced growth in revenue over the same period, the outpaced increase in cost of revenues for Fiber Internet services is a result of the necessary upfront investment and expenditure needed to build out the network in advance of anticipated revenue growth in any particular location.

Mobile Services

Retail Mobile Services

Cost of revenues from Retail Mobile Services for the three months ended March 31, 2021 decreased by $8.8 million or 89%, to $1.1 million from $9.9 million in the three months ended March 31, 2020. Consistent with the above discussion around net revenues, this decrease is a result of the significant changes to our Mobile Services segment that occurred during Fiscal 2020 as we transitioned from MVNO to MSE. Ting Mobile accounts for $8.3 million of this decrease (of which $1.9 million is reduced device costs and $6.4 million relates to reduced service costs), followed by Roam Mobility at $0.5 million of the total decrease. The cost of revenues incurred from Retail Mobile Services for three months ended March 31, 2021 is only reflective of the mobile telephony services and device costs associated with the small group of customers retained by the Company from the sale of historically larger Ting Mobile customer base to DISH.

Mobile Platform Services

Cost of revenues from Mobile Platform Services for the three months ended March 31, 2021 increased to $0.1 million as compared to the three months ended March 31, 2020. This increase is a result of new MSE business created as a result of the DISH Purchase Agreement in the prior year. No such comparable cost of revenues existed for the three months ended March 31, 2020. Tucows' MSE platform provides network access, provisioning and billing services for MVNOs, of which DISH is currently our sole customer. Costs incurred represent the amortization of previously capitalized costs incurred to fulfill the DISH MSE agreement over the term of the agreement.

Other Professional Services

Cost of revenues from Other Professional Services for the three months ended March 31, 2021 increased to $1.7 million as compared to the three months ended March 31, 2020. This increase is a result of new MSE business created as a result of the DISH Purchase Agreement in the prior year. No such comparable cost of revenues existed for the three months ended March 31, 2020. Tucows' professional services include IT system development and other transitional services including sales, marketing, customer support, order fulfillment, and data analytics for MVNOs, of which DISH is currently our sole customer. Costs incurred represent the personnel and related expenses of employees providing professional services to DISH.

Domain Services

Wholesale - Domain Services

Costs for Wholesale domain services for the three months ended March 31, 2021 decreased by $0.7 million to $35.8 million, when compared to the three months ended March 31, 2020. This was primarily driven by a large registry cost rebates earned in connection with strong performance and additions to domains under management over this same period as a results of the COVID-19 pandemic. As more businesses establish an online presence during this time, we have seen growth from large volume resellers across these brands. This has had a marginal impact on costs in the current period and will have a carryforward impact in subsequent periods as costs are recognized from previously deferred billed costs.

Wholesale - Value-Added Services

Costs for wholesale value-added services for the three months ended March 31, 2021 decreased by $0.2 million to $0.6 million, when compared to the three months ended March 31, 2020. This was driven by decreases in Digital Certificates, Email and Other revenues of $0.1 million during the three months ended March 31, 2020 consistent with the decrease in revenue described above.

Retail

Costs for retail domain services for the three months ended March 31, 2021 remained flat at $4.4 million when compared to the three months ended March 31, 2020.

Network Expenses

Network costs for the three months ended March 31, 2021 increased by $1.6 million to $7.2 million when compared to the three months ended March 31, 2020. The three-month increase was driven by depreciation as a result of the expansion of the Company’s increased network infrastructure associated with the continuing expansion of the Ting Fiber footprint and an increase in communication and productivity tool costs across our service lines.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2021	2020
Sales and marketing	$8,311	$8,985
Decrease over prior period	$(674)
Decrease - percentage	(8)%
Percentage of net revenues	12%	11%

Sales and marketing expenses for the three months ended March 31, 2021 decreased by $0.7 million, or 8%, to $8.3 million as compared to the three months ended March 31, 2020. This three-month decrease primarily related to a savings in marketing related expenses for Mobile Services due to the sale of the Ting Mobile customer base to DISH and shutdown of Roam Mobility brands in the prior year, which reduced marketing costs for our Mobile Services segment in the current period.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2021	2020
Technical operations and development	$3,132	$2,751
Increase over prior period	$381
Increase - percentage	14%
Percentage of net revenues	4%	3%

Technical operations and development expenses for the three months ended March 31, 2021 increased by $0.4 million, or 14%, to $3.1 million when compared to the three months ended March 31, 2020. The increase in costs relates primarily to increased salaries and benefits driven by an expanding workforce and wage inflation focused on our shared services and engineering teams. In addition to an increase in internal resource costs, a substantial portion of this overall increase was driven from increased spending on external contractors to provide development resources to assist our internal shared services and engineering teams with development aspects of the MSE platform.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2021	2020
General and administrative	$4,953	$4,741
Increase over prior period	$212
Increase - percentage	4%
Percentage of net revenues	7%	6%

General and administrative expenses for the three months ended March 31, 2021 increased by $0.2 million, or 4% to $5.0 million as compared to the three months ended March 31, 2020.  The increase was primarily driven by an increase in personnel and related expenses of $0.8 million and an increase in foreign exchange related expenses of $0.3 million. These increases in general and administrative expenses were offset by a decrease in both Mobile Services credit card fees as a result of the DISH Purchase Agreement that closed in the prior year and a decrease in other expenses including travel and facility costs, including the closure of our St. Catharines, Ontario office, in the amounts of $0.5 million and $0.4 million, respectively.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2021	2020
Depreciation of property and equipment	$121	$113
Increase over prior period	$8
Increase - percentage	7%
Percentage of net revenues	0%	0%

Depreciation costs remained flat for the three months ended March 31, 2021 at $0.1 million when compared to the three months ended March 31, 2020.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2021	2020
Amortization of intangible assets	$2,320	$2,947
Decrease over prior period	$(627)
Decrease - percentage	(21)%
Percentage of net revenues	3%	4%

Amortization of intangible assets for the three months ended March 31, 2021 decreased by $0.6 million to $2.3 million as compared to the three months ended March 31, 2020. The decrease is driven by write-off of Mobile Services related intangible assets in connection with the both the sale of the Ting Mobile customer base and the shutdown of Roam Mobility in the prior year. These decreases in amortization expense of $0.4 million, were accompanied by a further decrease related to the prior year acquisition of Cedar which accounted for a $0.2 million decrease in amortization expense. Network rights, brand and customer relationships acquired in connection with the following acquisitions are amortized on a straight-line basis over a range of two to seven years: eNom in January 2017, Ascio in March 2019, and Cedar in January 2020.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2021	2020
Loss (gain) on currency forward contracts	$(253)	$441
Decrease over prior period	$(694)
Decrease - percentage	157%
Percentage of net revenues	0%	1%

The Company recorded a net gain of $0.3 million on the change in fair value of outstanding contracts as well as realized on matured contracts during the three months ended March 31, 2021, compared to a loss of $0.4 million during the three months ended March 31, 2020.

At March 31, 2021, our balance sheet reflects a derivative instrument asset of $3.0 million and a liability of $0.1 million as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2021	2020
Other income (expense), net	$4,363	$(1,237)
Increase over prior period	$5,600
Increase - percentage	(453)%
Percentage of net revenues	6%	1%

Other Income during the three months ended March 31, 2021 increased by $5.6 million when compared to the three months ended March 31, 2020. This was primarily due to the $5.4 million increase due to the gain on sale of Ting Customer Assets to DISH in the current period. As described above, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10 year term of the agreement, as form of consideration for the sale of the legacy customer relationships. In addition to this, another contributing factor in the increase was lower interest incurred on our credit facility with the majority of the borrowings on the credit facility to support the build-out of the Ting Fiber network. Other expense consists primarily of the interest we incur in connection with our Amended 2019 Credit Facility. The interest incurred primarily relates to our loan balances obtained to fund the acquisition of eNom, Ascio and Cedar and funding for expenditures associated with the Company’s Fiber to the Home build program.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2021	2020
Provision for income taxes	$1,083	$1,101
Decrease in provision over prior period	$(18)
Decrease - percentage	(2)%
Effective tax rate	34%	28%

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

For the three months ended March 31, 2021, we recorded an income tax expense of $1.1 million on income before income taxes of $3.2 million, using an estimated effective tax rate for Fiscal 2021 adjusted for certain minimum state taxes as well as the inclusion of a $0.2 million tax expense related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Our effective tax rate for the three months ended March 31, 2021 is impacted by discrete adjustments resulting from finalization of prior period tax filings, foreign exchange and mark-to-market adjustments. Comparatively, for the three months ended March 31, 2020, we recorded an income tax expense of $1.1 million on income before taxes of $3.9 million, using an estimated effective tax rate for the 2020 fiscal year and reflecting the $0.2 million tax recovery impact related to ASU 2016-09.

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

We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at March 31, 2021 and December 31, 2020, respectively.

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

Our adjusted EBITDA definition excludes depreciation, amortization of intangible assets, income tax provision, interest expense (net), accretion of contingent consideration, stock-based compensation, asset impairment, gains and losses from unrealized foreign currency transactions and costs that are one-time in nature and not indicative of on-going performance (profitability), including acquisition and transition costs. Gains and losses from unrealized foreign currency transactions removes the unrealized effect of the change in the mark-to-market values on outstanding foreign currency contracts not designated in accounting hedges, as well as the unrealized effect from the translation of monetary accounts denominated in non-U.S. dollars to U.S. dollars.

The following table reconciles adjusted EBITDA to net income:

Reconciliation of Adjusted EBITDA to Income before Provision for Income Taxes	Three Months Ended March 31,
(In Thousands of US Dollars)	2021	2020
(unaudited)	(unaudited)	(unaudited)

Adjusted EBITDA	$12,724	$12,681
Depreciation of property and equipment	3,759	2,990
Impairment of property and equipment	60	-
Amortization of intangible assets	2,619	3,301
Interest expense, net	936	1,150
Accretion of contingent consideration	96	87
Stock-based compensation	1,022	801
Unrealized loss (gain) on change in fair value of forward contracts	166	348
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	67	(42)
Acquisition and other costs[1]	767	111

Income before provision for income taxes	$3,232	$3,935

[1]Acquisition and other costs represents transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses, primarily related to our acquisition of Ascio in March 2019, Cedar in January 2020, and the disposition of certain Ting Mobile assets in August 2020. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA increased by less than $0.1 million to $12.7 million for the three months ended March 31, 2021 when compared to the three months ended March 31, 2020. The increase in adjusted EBITDA from period-to-period was primarily driven by increased contribution from wholesale domain registrations, offset by decreased EBITDA contribution from Ting Fiber due to the current period reflecting a considerable ramp up of expenditures related to the Fiber network build and expansion plan.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The following table presents other comprehensive income for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2021	2020
Other comprehensive income (loss)	$(466)	$(1,191)
Increase over prior period	$725
Increase - percentage	(61)%
Percentage of net revenues	(1)%	(1)%

The impact of the fair value adjustments on outstanding hedged contracts for the three months ended March 31, 2021 was a loss in OCI of $0.5 million as compared to a loss of $1.2 million for the three months ended March 31, 2020.

The net amount reclassified to earnings during the three months ended March 31, 2021 was a gain of $0.8 million compared to a loss of less than $0.1 million during the three months ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, our cash and cash equivalents balance remained flat when compared to December 31, 2020. Our principal uses of cash were $13.9 million for the continued investment in property and equipment, $0.2 million for tax payments associated with stock option exercises, and $0.2 million for the acquisition of intangible assets. These uses of cash were offset by cash provided by operating activities of $14.1 million and $0.2 million of proceeds received on exercise of stock options.

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

Cash Flow from Operating Activities

Net cash inflows from operating activities during the three months ended March 31, 2021 was $14.1 million, flat when compared to the three months ended March 31, 2020.

Net income, after adjusting for non-cash charges, during the three months ended March 31, 2021 was $9.6 million, a decrease of 3% when compared to the prior year. Net income included non-cash charges and recoveries of $7.4 million such as depreciation, amortization, stock-based compensation, excess tax benefits on stock-based compensation, deferred income taxes, loss on change in fair value of currency forward contracts, accretion of contingent consideration, amortization of debt discount and issuance costs, impairment of property and equipment, net right of use operating asset or liability, net amortization of contract costs, and loss on disposal of domain names. In addition, changes in our working capital provided $4.5 million.  Positive contributions of $10.1 million from movements in deferred revenue, prepaid expenses and deposits, accounts payable, accrued liabilities, customer deposits, and accreditation fees payable were offset by $5.6 million utilized in changes from deferred costs of fulfillment, income taxes recoverable, inventory, and accounts receivable.

Cash Flow from Financing Activities

Net cash outflows from financing activities during the three months ended March 31, 2021 totaled less than $0.1 million as compared to cash outflows of $3.3 million during the three months ended March 31, 2020. Total cash outflows were driven by $0.2 million related to the payment of tax obligations resulting from the net exercise of stock options and loan payable costs. This cash outflow was offset by cash inflows related to the proceeds received on exercise of stock options of $0.2 million.

Cash Flow from Investing Activities

Investing activities during the three months ended March 31, 2021 used net cash of $14.1 million as compared to using $18.7 million during the three months ended March 31, 2020. Cash outflows of $13.9 million related to the investment in property and equipment, primarily to support the continued expansion of our Fiber footprint. The Company continues to invest in our existing Ting Towns of Centennial, Colorado, Charlottesville, Virginia, Fuquay-Varina, North Carolina, Wake Forest, North Carolina, Holly Springs, North Carolina, and Sandpoint, Idaho as well ramping construction in Roaring Fork, Colorado, Rolesville, North Carolina and Culver City, California as we seek to extend both our current network and expand to new towns. We expect our capital expenditures on building and expanding our fiber network to continue to increase during Fiscal 2021. In addition to investment in property and equipment, the current period used $0.2 million for the acquisition of other intangible assets.

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

Off Balance Sheet Arrangements

As of March 31, 2021 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our 2020 Annual Report, we disclosed our contractual obligations. As of March 31, 2021, other than the items mentioned above, there have been no other material changes to those contractual obligations outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of March 31, 2021.

We are also subject to market risk exposure related to changes in interest rates under our Amended 2019 Credit Facility. In an effort to mitigate a portion of our market risk exposure the Company has entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to variable interest payments on the Amended 2019 Credit facility. The notional value of the swap at March 31, 2021 is $70 million, consistent with December 31, 2020.

We do not expect that any changes in interest rates will be material through Fiscal 2021; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

As of March 31, 2021, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset / (Liability)

April - June 2021	9,878	1.4283	1,352
July - September 2021	10,781	1.4362	1,541
	$20,659	1.4324	$2,893

As of March 31, 2021, the Company had $20.7 million of outstanding foreign exchange forward contracts which will convert to $29.6 million Canadian dollars. Of these contracts, $17.5 million met the requirements for hedge accounting. As of December 31, 2020, the Company held contracts in the amount of $31.8 million to trade U.S. dollars in exchange for $45.5 million Canadian dollars. Of these contracts, $26.8 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2021. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2021. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2021 of approximately $1.4 million, before the effects of hedging. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of March 31, 2021, we had an outstanding balance of $122.4 million on the Amended 2019 Credit Facility.  The Amended 2019 Credit Facility bears a base interest rate based on borrowing elections by the Company with a marginal rate calculated as a function of the Company's total Funded Debt to EBITDA plus the LIBOR rate. In May 2020, the Company entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to the variable interest payments on the Credit facility. The notional value of the interest rate swap was $70 million as of March 31, 2021, consistent with December 31, 2020. The Company does not use the interest rate swap for trading or speculative purposes. The contract is coterminous with the Credit facility, maturing in June 2023. As of March 31, 2021, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Amended 2019 Credit Facility by approximately $0.5 million, after the effects of hedging, assuming that the loan balance as of March 31, 2021 is outstanding for the entire period.

The Company is currently charged interest and standby fees based on LIBOR, a key global reference interest rate. These interest and standby fees are partially hedged by interest rate swaps held by the Company, which are also based on LIBOR. Currently, LIBOR’s regulator and administrators are seeking to discontinue the publication of LIBOR. Global markets working groups around the World continue to search and recommend an alternative reference rate for LIBOR. In the U.S, the Alternative Reference Rates Committee has identified the Secured Overnight Financing Rate as its preferred alternative rate for USD LIBOR, however work continues across all jurisdictions to evaluate alternatives and establish transition plans and timelines. Both the credit facility agreement and the interest rate swaps will need to be amended when an alternative reference rate is chosen, at which time we may adopt some of the practical expedients provided by ASU 2020-04. As mentioned above, the Company has assessed which existing contracts reference LIBOR and we will continue to monitor the situation and recommendations for an alternative reference rate as they become available. Additionally, the Company will continue proactive discussions and renegotiations with counterparties around the reference rate change as appropriate.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)    Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's $40 million buyback program (the "2020 Buyback Program") which commenced on February 13, 2020, terminated on February 12, 2021. On February 9, 2021, the Company announced that its Board approved a stock buyback program (the "2021 Buyback Program") to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2021 and will terminate on or before February 9, 2022. For the three months ended March 31, 2021, the Company did not repurchase shares under the 2020 Buyback Program or the 2021 Buyback Program.

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

Date: May 6, 2021	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ DAVINDER SINGH
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)