Form 10-Q
period 2021-06-30
TUCOWS INC /PA/
filed 2021-08-05
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, there were 10,670,394 outstanding shares of common stock, no par value, of the registrant.

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

PART I.    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	June 30,	December 31,
	2021	2020

Assets

Current assets:
Cash and cash equivalents	$7,258	$8,311
Accounts receivable, net of allowance for doubtful accounts of $202 as of June 30, 2021 and $222 as of December 31, 2020	14,811	15,540
Inventory	2,836	1,875
Prepaid expenses and deposits	19,637	16,845
Derivative instrument asset, current portion (note 5)	1,704	3,860
Deferred costs of fulfillment, current portion (note 11)	96,148	93,467
Income taxes recoverable	4,041	1,302
Total current assets	146,435	141,200

Deferred costs of fulfillment, long-term portion (note 11)	18,490	17,599
Derivative instrument asset, long-term portion (note 5)	83	-
Investments	2,012	-
Deferred tax asset	168	226
Property and equipment	144,187	117,530
Right of use operating lease asset	12,541	11,238
Contract costs	617	362
Intangible assets (note 6)	42,695	47,444
Goodwill (note 6)	116,304	116,304
Total assets	$483,532	$451,903

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$7,430	$6,329
Accrued liabilities	14,003	10,235
Customer deposits	15,812	15,402
Derivative instrument liability, current portion (note 5)	110	99
Operating lease liability, current portion (note 12)	2,270	1,761
Deferred revenue, current portion (note 10)	130,094	127,336
Accreditation fees payable, current portion	958	940
Income taxes payable	20	863
Total current liabilities	170,697	162,965

Derivative instrument liability, long-term portion (note 5)	-	114
Deferred revenue, long-term portion (note 10)	24,766	24,909
Accreditation fees payable, long-term portion	183	195
Operating lease liability, long-term portion (note 12)	10,202	9,179
Loan payable, long-term portion (note 7)	139,867	121,733
Other long-term liability (note 4)	3,607	3,416
Deferred tax liability	23,386	24,694

Stockholders' equity (note 14)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 10,665,514 shares issued and outstanding as of June 30, 2021 and 10,612,414 shares issued and outstanding as of December 31, 2020	23,457	20,798
Additional paid-in capital	2,208	1,458
Retained earnings	84,062	80,106
Accumulated other comprehensive income (note 5)	1,097	2,336
Total stockholders' equity	110,824	104,698
Total liabilities and stockholders' equity	$483,532	$451,903

Contingencies (note 18)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Net revenues (note 10)	$75,093	$82,122	$145,968	$166,107

Cost of revenues (note 10)
Direct cost of revenues	49,133	51,790	95,320	104,978
Network expenses	3,612	2,485	6,850	4,901
Depreciation of property and equipment	4,084	3,030	7,722	5,907
Amortization of intangible assets (note 6)	24	326	323	680
Impairment of property and equipment	1	1,525	61	1,525
Total cost of revenues	56,854	59,156	110,276	117,991

Gross profit	18,239	22,966	35,692	48,116

Expenses:
Sales and marketing	9,376	9,218	17,687	18,203
Technical operations and development	3,170	3,067	6,302	5,818
General and administrative	5,210	5,465	10,163	10,206
Depreciation of property and equipment	127	125	248	238
Loss on disposition of property and equipment	5	-	5	-
Amortization of intangible assets (note 6)	2,322	2,504	4,642	5,451
Impairment of definite life intangible assets (note 6)	-	1,431	-	1,431
Loss (gain) on currency forward contracts (note 5)	63	(381)	(190)	60
Total expenses	20,273	21,429	38,857	41,407

Income from operations	(2,034)	1,537	(3,165)	6,709

Other income (expenses):
Interest expense, net	(1,003)	(846)	(1,939)	(1,996)
Gain on sale of Ting customer assets, net (note 17)	4,808	0	10,203	0
Other expense, net	(83)	(85)	(179)	(172)
Total other income (expenses)	3,722	(931)	8,085	(2,168)

Income before provision for income taxes	1,688	606	4,920	4,541

Provision for income taxes (note 8)	(119)	449	964	1,550

Net income for the period	1,807	157	3,956	2,991

Other comprehensive income, net of tax
Unrealized income (loss) on hedging activities (note 5)	248	1,114	616	(120)
Net amount reclassified to earnings (note 5)	(1,021)	200	(1,855)	243
Other comprehensive income net of tax expense (recovery) of ($235) and $398 for the three months ended June 30, 2021 and June 30, 2020, ($375) and $32 for the six months ended June 30, 2021 and June 30, 2020 (note 5)	(773)	1,314	(1,239)	123

Comprehensive income, net of tax for the period	$1,034	$1,471	$2,717	$3,114

Basic earnings per common share (note 9)	$0.17	$0.01	$0.37	$0.28

Shares used in computing basic earnings per common share (note 9)	10,633,601	10,567,382	10,625,748	10,589,806

Diluted earnings per common share (note 9)	$0.17	$0.01	$0.37	$0.28

Shares used in computing diluted earnings per common share (note 9)	10,797,921	10,653,527	10,794,523	10,684,304

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Cash provided by:
Operating activities:
Net income for the period	$1,807	$157	$3,956	$2,991
Items not involving cash:
Depreciation of property and equipment	4,211	3,155	7,970	6,145
Impairment of property and equipment	1	1,525	61	1,525
Amortization of debt discount and issuance costs	67	67	134	134
Amortization of intangible assets	2,346	2,830	4,965	6,131
Net amortization contract costs	(248)	95	(255)	124
Impairment of definite life intangible assets	-	1,431	-	1,431
Other	-	223	-	223
Accretion of contingent consideration	95	85	191	172
Deferred income taxes (recovery)	(660)	(917)	(880)	(1,107)
Excess tax benefits on share-based compensation expense	(372)	(164)	(544)	(344)
Net Right of use operating assets/Operating lease liability	174	291	229	112
Loss on disposal of domain names	-	2	1	15
Loss (gain) on change in the fair value of forward contracts	191	(436)	357	(88)
Stock-based compensation	1,209	847	2,231	1,648
Change in non-cash operating working capital:
Accounts receivable	1,057	401	729	2,552
Inventory	(519)	900	(961)	1,804
Prepaid expenses and deposits	(5,058)	(3,247)	(2,792)	(3,222)
Deferred costs of fulfillment	539	(2,204)	(3,572)	(5,057)
Income taxes recoverable	(2,345)	294	(3,034)	794
Accounts payable	568	(1,521)	2,019	250
Accrued liabilities	2,975	2,165	3,768	334
Customer deposits	285	336	410	394
Deferred revenue	(2,734)	2,655	2,615	5,997
Accreditation fees payable	(71)	(31)	6	54
Net cash provided by operating activities	3,518	8,939	17,604	23,012

Financing activities:
Proceeds received on exercise of stock options	1,247	29	1,476	46
Payment of tax obligations resulting from net exercise of stock options	(80)	(165)	(298)	(347)
Repurchase of common stock	-	(164)	-	(3,281)
Proceeds received on loan payable	18,000	-	18,000	-
Payment of loan payable costs	(1)	(7)	(1)	(32)
Net cash (used in) provided by financing activities	19,166	(307)	19,177	(3,614)

Investing activities:
Additions to property and equipment	(21,661)	(12,150)	(35,605)	(22,093)
Investment in securities	(2,012)	-	(2,012)	-
Acquisition of Cedar Holdings Group, net of cash of $66 (note 4)	-	-	-	(8,770)
Acquisition of intangible assets	(63)	(69)	(217)	(69)
Net cash used in investing activities	(23,736)	(12,219)	(37,834)	(30,932)

Increase (decrease) in cash and cash equivalents	(1,052)	(3,587)	(1,053)	(11,534)

Cash and cash equivalents, beginning of period	8,310	12,446	8,311	20,393
Cash and cash equivalents, end of period	$7,258	$8,859	$7,258	$8,859

Supplemental cash flow information:
Interest paid	$995	$686	$1,940	$1,840
Income taxes paid, net	$3,415	$1,243	$5,796	$2,200
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$212	$635	$212	$635
Fair value of shares issued for acquisition of Cedar Holdings Group	$-	$-	$-	$2,000
Fair value of contingent consideration for acquisition of Cedar Holdings Group	$-	$7	$-	$3,072

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

2. Basis of Presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at  June 30, 2021 and the results of operations and cash flows for the interim periods ended June 30, 2021 and 2020. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. Other than the exception noted below, these interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in Tucows' 2020 Annual Report on Form 10-K filed with the SEC on March 3, 2021 (the “2020 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three and six months ended June 30, 2021 as compared to the significant accounting policies and estimates described in our 2020 Annual Report, except as described in Note 13 - Segment Reporting and Note 16 - Fair Value Measurement.

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
3.

Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives

The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently charged interest and standby fees associated with its Amended 2019 Credit Facility (as defined below) based on LIBOR which are partially hedged by interest rate swaps, which are also based on LIBOR. Both the Amended 2019 Credit Facility and the interest rate swaps will need to be amended when an alternative reference rate is chosen, at which time we may adopt some of the practical expedients provided by ASU 2020-04.

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

The Company has designated certain of these foreign exchange transactions as cash flow hedges of forecasted transactions under ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASC Topic 815”). For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. The Company has also designated the interest rate swap as a cash flow hedge of expected future interest payments. Accordingly, for the foreign exchange and interest rate swap contracts, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income and reclassified to earnings when the hedged transaction is recognized in earnings. Cash flows from hedging activities are classified under the same category as the cash flows from the hedged items in the consolidated statements of cash flows. The fair value of the contracts, as of  June 30, 2021 and December 31, 2020, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of June 30, 2021, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $10.8 million, of which $9.2 million met the requirements of ASC Topic 815 and were designated as hedges.

As of December 31, 2020, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $31.8 million, of which $26.8 million met the requirements of ASC Topic 815 and were designated as hedges.

As of June 30, 2021, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset / (Liability)

July - September 2021	10,782	1.4361	1,703
	$10,782	1.4361	$1,703

As of June 30, 2021 and December 31, 2020, the notional amount of the Company's interest rate swap designated as a cash flow hedge was $70 million.

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of June 30, 2021 Fair Value Asset (Liability)	As of December 31, 2020 Fair Value Asset (Liability)
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$1,456	$3,254
Interest rate swap contract designated as a cash flow hedge (net)	Derivative instruments	(26)	$(213)
Foreign Currency forward contracts not designated as cash flow hedges (net)	Derivative instruments	247	606
Total foreign currency and interest swap forward contracts (net)	Derivative instruments	$1,677	$3,647

Movement in accumulated other comprehensive income (AOCI) balance for the three months ended June 30, 2021 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - March 31, 2021	$2,432	$(562)	$1,870
Other comprehensive income (loss) before reclassifications	322	(74)	248
Amount reclassified from AOCI	(1,330)	309	(1,021)
Other comprehensive income (loss) for the three months ended June 30, 2021	(1,008)	235	(773)

Ending AOCI Balance - June 30, 2021	$1,424	$(327)	$1,097

Movement in accumulated other comprehensive income (AOCI) balance for the six months ended June 30, 2021 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2020	$3,038	$(702)	$2,336
Other comprehensive income (loss) before reclassifications	802	(186)	616
Amount reclassified from AOCI	(2,416)	561	(1,855)
Other comprehensive income (loss) for the six months ended June 30, 2021	(1,614)	375	(1,239)

Ending AOCI Balance - June 30, 2021	$1,424	$(327)	$1,097

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended June 30, 2021 and 2020 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$1,088
Foreign currency forward contracts for the three months ended June 30, 2021	$275	Cost of revenues	$268

Interest rate swap contract for the three months ended June 30, 2021	$(27)	Interest expense, net	$(26)

		Operating expenses	$(201)
Foreign currency forward contracts for the three months ended June 30, 2020	$1,314	Cost of revenues	$(58)

Interest rate swap contract for the three months ended June 30, 2020	$-	Interest expense, net	$-

Effects of derivative instruments on income and other comprehensive income (OCI) for the six months ended June 30, 2021 and 2020 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$2,037
Foreign currency forward contracts for the six months ended June 30, 2021	$509	Cost of revenues	$424

Interest rate swap contract for the six months ended June 30, 2021	$107	Interest expense, net	$(45)

		Operating expenses	$(246)
Foreign currency forward contracts for the six months ended June 30, 2020	$123	Cost of revenues	$(71)

Interest rate swap contract for the six months ended June 30, 2020	$-	Interest expense, net	$-

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company recorded the following fair value adjustments on settled and outstanding contracts (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
Forward currency contracts not designated as hedges:	2021	2020	2021	2020

Gain (loss) on settlement	$129	$(55)	$549	$(148)

Gain (loss) on change in fair value	$(192)	$436	$(359)	$88

6. Goodwill and Other Intangible Assets

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance is $116.3 million as of  June 30, 2021 and $116.3 million as of December 31, 2020. The Company's goodwill relates  7% ( $8.6 million) to its Fiber Internet Services operating segment,  nil to its Mobile Services operating segment and  93% ( $107.7 million) to its Domain Services operating segment.

Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present. No impairment was recognized during the three and six months ended June 30, 2021 and 2020.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended  June 30, 2021 and June 30, 2020, the Company assessed that all domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should be renewed.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years.

Net book value of acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, March 31, 2021	$11,156	$1,135	$6,503	$25,016	$-	$1,168	$44,978
Acquisition of customer relationships	-	-	-	61	-	-	61
Acquisition of network rights	-	-	-	-	-	2	2
Amortization expense	-	-	(517)	(1,804)	-	(25)	(2,346)
Balances, June 30, 2021	$11,156	$1,135	$5,986	$23,273	$-	$1,145	$42,695

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, December 31, 2020	$11,157	$1,135	$7,021	$26,664	$274	$1,193	$47,444
Acquisition of customer relationships	-	-	-	215	-	-	215
Acquisition of network rights	-	-	-	-	-	2	2
Additions to/(disposals from) domain portfolio, net	(1)	-	-	-	-	-	(1)
Amortization expense	-	-	(1,035)	(3,606)	(274)	(50)	(4,965)
Balances, June 30, 2021	$11,156	$1,135	$5,986	$23,273	$-	$1,145	$42,695

The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
Remainder of 2021	$4,689
2022	9,376
2023	8,683
2024	3,227
2025	2,587
Thereafter	1,842
Total	$30,404

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

The Amended 2019 Credit Facility replaced a secured Credit Agreement dated January 20, 2017 with Bank of Montreal, RBC and Bank of Nova Scotia.

The obligations of the Company under the Amended 2019 Credit Agreement are secured by a first priority lien on substantially all of the personal property and assets of the Company and has a four-year term, maturing on June 13, 2023.

Credit Facility Terms

The Amended 2019 Credit Facility is revolving with interest only payments with no scheduled repayments during the term.

The Amended 2019 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Amended 2019 Credit Facility requires that the Company to comply with the following financial covenants: (i) at all times, a Total Funded Debt to Adjusted EBITDA Ratio (as defined in the Amended 2019 Credit Agreement) of 3.50:1; and (ii) with respect to each fiscal quarter, an Interest Coverage Ratio (as defined in the Amended 2019 Credit Agreement) of not less than 3.00:1. Further, the Company’s maximum annual Capital Expenditures cannot exceed 110% of the forecasted capital expenditures of its annual business plan. In addition, share repurchases require the Lenders’ consent if the Company’s Total Funded Debt to Adjusted EBITDA ratio exceeds 2.00:1. During the three and six months ended June 30, 2021, and the  three and six months ended June 30, 2020 the Company was in compliance with these covenants.

Borrowings under the Amended 2019 Credit Facility will accrue interest and standby fees based on the Company’s Total Funded Debt to Adjusted EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:
Availment type or fee	Less than 1.00	Greater than or equal to 1.00 and less than 2.00	Greater than or equal to 2.00 and less than 2.50	Greater than or equal to 2.50
Canadian dollar borrowings based on Bankers’ Acceptance or U.S. dollar borrowings based on LIBOR (Margin)	1.50%	1.85%	2.35%	2.85%
Canadian or U.S. dollar borrowings based on Prime Rate or U.S. dollar borrowings based on Base Rate (Margin)	0.25%	0.60%	1.10%	1.60%
Standby fees	0.30%	0.37%	0.47%	0.57%

The following table summarizes the Company’s borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	June 30, 2021	December 31, 2020

Revolver	$140,400	$122,400
Less: unamortized debt discount and issuance costs	(533)	(667)
Total loan payable	139,867	121,733
Less: loan payable, current portion	-	-
Loan payable, long-term portion	$139,867	$121,733

The following table summarizes our scheduled principal repayments as of  June 30, 2021 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2021	$-
2022	-
2023	140,400
$140,400

8. Income Taxes:

For the three months ended June 30, 2021, the Company recorded an income tax recovery of $0.1 million on net income before income taxes of $1.7 million, using an estimated effective tax rate for the fiscal year ending December 31, 2021 (“Fiscal 2021”).  Our income tax recovery includes a $0.5 million tax recovery related to discrete adjustments resulting from foreign exchange and mark-to-market adjustments as well as the inclusion of a $0.4 million tax recovery related to ASU No. 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense (recovery).

Comparatively, for the three months ended June 30, 2020, the Company recorded an income tax expense of $0.4 million on income before taxes of $0.6 million, using an estimated tax rate for the fiscal year ending December 31, 2020 (“Fiscal 2020”) adjusted for certain minimum state taxes.  Our income tax expense includes a $0.5 million tax expense related to discrete adjustments resulting from foreign exchange and mark-to-market adjustments as well as the inclusion of a $0.1 million tax recovery related to ASU 2016-09.  Our effective tax rate for the three months ended June 30, 2020 is also adversely affected by discrete losses of $3.7 million related to the impairment of Ting TV and Roam Mobility assets, the tax benefit of which has only been partially recognized.

For the six months ended June 30, 2021, the Company recorded an income tax expense of $1.0 million on income before income taxes of $4.9 million, using an estimated effective tax rate for Fiscal 2021.  Our income tax expense includes a $0.8 million tax recovery related to discrete adjustments resulting from foreign exchange and mark-to-market adjustments as well as the inclusion of a $0.2 million tax recovery related to ASU No. 2016-09.

Comparatively, for the six months ended June 30, 2020, the Company recorded an income tax expense of $1.6 million on income before taxes of $4.5 million, using an estimated effective tax rate for Fiscal 2020 adjusted for certain minimum state taxes.  Our income tax expense includes a $0.2 million tax recovery related to ASU 2016-09.  Our effective tax rate for the six months ended June 30, 2020 is also adversely affected by discrete losses of $3.7 million related to the impairment of Ting TV and Roam Mobility assets, the tax benefit of which has only been partially recognized.

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

In connection with the eNom acquisition in 2017, we acquired deferred tax liabilities primarily composed of prepaid registry fees. As a result, we aligned our tax methodology pertaining to the deductibility of prepaid registry fees for our other subsidiaries. In the first quarter of 2019, we determined that we were in technical violation with respect to the administrative application of the accounting method change relating to the deductibility of prepaid registry fees for these additional subsidiaries. In February 2019, the Company filed an application for relief ("9100 Relief") to correct the issue. In November 2019, the Company was granted 9100 Relief and was given 30 days to file the appropriate forms based on prescribed instructions. The Company filed the forms in December 2019 and now awaits the final IRS response and acceptance of the change in accounting method. Management is of the view that it is more likely than not that the IRS will accept the 9100 Relief and filing of the prescribed forms. As such, no additional tax uncertainties or related interest or penalties have been recorded as at June 30, 2021.

The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at  June 30, 2021 and December 31, 2020 respectively.

9. Basic and Diluted Earnings per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of US dollars, except for share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Numerator for basic and diluted earnings per common share:
Net income for the period	$1,807	$157	$3,956	$2,991

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,633,601	10,567,382	10,625,748	10,589,806
Effect of outstanding stock options	164,320	86,145	168,775	94,498
Diluted weighted average number of shares outstanding	10,797,921	10,653,527	10,794,523	10,684,304

Basic earnings per common share	$0.17	$0.01	$0.37	$0.28

Diluted earnings per common share	$0.17	$0.01	$0.37	$0.28

For the three months ended June 30, 2021, options to purchase 43,445 common shares were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares for the period as compared to the three months ended June 30, 2020, where 734,388 outstanding options were not included in the computation.

For the six months ended June 30, 2021, options to purchase 42,752 common shares were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares for the period as compared to the six months ended June 30, 2020, where 734,388 outstanding options were not included in the computation.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fiber Internet Services:
Fiber Internet Services	$5,825	$4,414	11,196	8,722

Mobile Services:
Retail mobile services	2,548	17,567	$4,563	$37,715
Mobile platform services	2,457	-	2,806	-
Other professional services	2,001	-	3,917	-
Total Mobile	7,006	17,567	11,286	37,715

Domain Services:
Wholesale
Domain Services	47,883	46,206	94,874	92,169
Value Added Services	5,482	4,741	10,562	9,049
Total Wholesale	53,365	50,947	105,436	101,218

Retail	8,897	9,194	18,050	18,452
Total Domain Services	62,262	60,141	123,486	119,670

	$75,093	$82,122	$145,968	$166,107

During the  three and six months ended June 30, 2021 and the  three and six months ended June 30, 2020 no customer accounted for more than 10% of total revenue.

At June 30, 2021, one customer represented 45% of accounts receivables.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Fiber Internet Services:
Fiber Internet Services	$3,026	$1,665	$5,661	$3,381

Mobile Services:
Retail mobile services	1,487	8,660	2,541	18,517
Mobile platform services	93	-	151	-
Other professional services	1,740	-	3,406	-
Total Mobile	3,320	8,660	6,098	18,517

Domain Services:
Wholesale
Domain Services	37,707	36,354	73,483	72,823
Value Added Services	583	734	1,180	1,489
Total Wholesale	38,290	37,088	74,663	74,312

Retail	4,497	4,377	8,898	8,768
Total Domain Services	42,787	41,465	83,561	83,080

Network Expenses:
Network, other costs	3,612	2,485	6,850	4,901
Network, depreciation and amortization costs	4,108	3,356	8,045	6,587
Network, impairment	1	1,525	61	1,525
Total Network Expenses	7,721	7,366	14,956	13,013

	$56,854	$59,156	$110,276	$117,991

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

Significant changes in deferred revenue for the  six months ended June 30, 2021 were as follows (Dollar amounts in thousands of U.S. dollars):

June 30, 2021

Balance, beginning of period	$152,245
Deferred revenue	106,486
Recognized revenue	(103,871)
Balance, end of period	$154,860

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

Professional service revenue related to mobile platform services is deferred over a maximum of twelve-month periods.

11. Costs to obtain and fulfill a Contract

Deferred costs of fulfillment

Deferred costs to fulfill contracts primarily consist of domain registration costs which have been paid to a domain registry, and are capitalized as deferred costs of fulfillment. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. The Company also defers certain technology design and data migration costs it incurs to fulfil its performance obligations contained in our MSE arrangements. For the six months ended June 30, 2021, the Company deferred $92.3 million and amortized $88.7 million of contract costs. There was no impairment loss recognized in relation to the costs capitalized during the six months ended June 30, 2021. Amortization expense of deferred costs is primarily included in cost of revenue.

The breakdown of the movement in the prepaid domain name registry and ancillary services fees balance for the six months ended June 30, 2021 is as follows (Dollar amounts in thousands of U.S. dollars).

June 30, 2021

Balance, beginning of period	$111,066
Deferral of costs	92,308
Recognized costs	(88,736)
Balance, end of period	$114,638

12. Leases

We lease datacenters, corporate offices and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating Lease Cost (leases with a total term greater than 12 months)	$603	$527	$1,138	$1,074
Short-term Lease Cost (leases with a total term of 12 months or less)	33	130	83	374
Variable Lease Cost	66	145	242	273
Total Lease Cost	$702	$802	$1,463	$1,721

Lease Cost is presented in general and administrative expenses and network expenses within our consolidated statements of operations and comprehensive income.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Supplemental cashflow information:	2021	2020	2021	2020
Operating Lease - Operating Cash Flows (Fixed Payments)	$560	$429	$1,112	$987
Operating Lease - Operating Cash Flows (Liability Reduction)	$476	$359	$948	$797
New ROU Assets - Operating Leases	$1,169	$36	$2,563	$911

Supplemental balance sheet information related to leases:	June 30, 2021	December 31, 2020
Weighted Average Discount Rate	3.30%	3.60%
Weighted Average Remaining Lease Term	7.87 yrs	8.35 yrs

Maturity of lease liability as of  June 30, 2021 (Dollar amounts in thousands of U.S. dollars):

June 30, 2021
Remaining of 2021	$1,311
2022	2,658
2023	2,670
2024	1,867
2025	1,248
Thereafter	4,246
Total future lease payments	14,000
Less imputed interest	1,528
Total	$12,472

Operating lease payments include payments under the non-cancellable term, without any additional amounts related to options to extend lease terms that are reasonably certain of being exercised.

As of June 30, 2021, we have entered into lease agreements for total payments of $4.1 million that have not yet commenced, and therefore are not included in the lease liability.

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

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in “Note 10 – Revenue”), which is regularly reported to the chief operating decision maker, and the reconciliations thereof to our income before taxes, are set out in the following tables (Dollar amounts in thousands of US dollars):

	Fiber Internet Services	Mobile Services	Domain Services	Corporate	Consolidated Totals
For the Three Months Ended June 30, 2021

Net Revenues	$5,825	$7,006	$62,262	$-	$75,093
Direct cost of revenues	3,026	3,320	42,787	-	49,133
Segment Gross Margin	2,799	3,685	19,475	-	25,960

Adjusted EBITDA	$(3,320)	$5,284	$12,750	$(3,556)	$11,158

	Fiber Internet Services	Mobile Services	Domain Services	Corporate	Consolidated Totals
For the Three Months Ended June 30, 2020

Net Revenues	$4,414	$17,567	$60,141	$-	$82,122
Direct cost of revenues	1,665	8,659	41,466	-	51,790
Segment Gross Margin	2,749	8,908	18,675	-	30,331

Adjusted EBITDA	$(1,071)	$3,868	$12,351	$(2,973)	$12,175

	Fiber Internet Services	Mobile Services	Domain Services	Corporate	Consolidated Totals
Six Months Ended June 30, 2021

Net Revenues	$11,196	$11,286	$123,486	$-	$145,968
Direct cost of revenues	5,661	6,098	83,561	-	95,320
Segment Gross Margin	5,535	5,188	39,925	-	50,648

Adjusted EBITDA	$(5,913)	$9,763	$26,570	$(6,539)	$23,881

	Fiber Internet Services	Mobile Services	Domain Services	Corporate	Consolidated Totals
Six Months Ended June 30, 2020

Net Revenues	$8,722	$37,715	$119,670	$-	$166,107
Direct cost of revenues	3,380	18,517	83,081	-	104,978
Segment Gross Margin	5,342	19,198	36,589	-	61,129

Adjusted EBITDA	$(2,133)	$8,856	$23,898	$(5,765)	$24,856

Reconciliation of Adjusted EBITDA to Income before Provision for Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands of US Dollars)	2021	2020	2021	2020
(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Adjusted EBITDA	$11,158	$12,175	$23,881	$24,856
Depreciation of property and equipment	4,211	3,155	7,970	6,145
Impairment and loss on disposition of property and equipment	6	1,525	66	1,525
Amortization of intangible assets	2,346	2,830	4,965	6,131
Impairment of definite life intangible assets	-	1,431	-	1,431
Interest expense, net	1,003	846	1,939	1,996
Accretion of contingent consideration	95	85	191	172
Stock-based compensation	1,209	847	2,231	1,648
Unrealized loss (gain) on change in fair value of forward contracts	191	(436)	357	(88)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	42	441	106	399
Acquisition and other costs[1]	367	845	1,136	956

Income before provision for income taxes	$1,688	$606	$4,920	$4,541

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

(b)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of US dollars):

	June 30, 2021	December 31, 2020

Canada	$3,120	$2,521
United States	141,028	114,968
Europe	39	41
	$144,187	$117,530

(c)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of US dollars):

	June 30, 2021	December 31, 2020

Canada	$1,886	$2,385
United States	28,518	32,767
	$30,404	$35,152

(d)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region (Dollar amounts in thousands of US dollars):

	June 30, 2021	December 31, 2020

Germany	$168	$226
	$168	$226

(e)           Valuation and qualifying accounts (Dollar amounts in thousands of US dollars):

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period

Six Months Ended June 30, 2021	$222	$-	$20	$202
Twelve months ended December 31, 2020	$131	$91	$-	$222

14. Stockholders' Equity:

The following table summarizes stockholders' equity transactions for the three-month period ended (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained	comprehensive	stockholders'
	Number	Amount	capital	earnings	income (loss)	equity

Balances, March 31, 2021	10,624,415	$21,511	$1,778	$82,255	$1,870	$107,414

Exercise of stock options	45,688	1,946	(699)	-	-	1,247
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(4,589)	-	(80)	-	-	(80)
Stock-based compensation	-	-	1,209	-	-	1,209
Net income	-	-	-	1,807	-	1,807
Other comprehensive income (loss)	-	-	-	-	(773)	(773)
Balances, June 30, 2021	10,665,514	$23,457	$2,208	$84,062	$1,097	$110,824

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained	comprehensive	stockholders'
	Number	Amount	capital	earnings	income (loss)	equity

Balances, December 31, 2020	10,612,414	$20,798	$1,458	$80,106	$2,336	$104,698

Exercise of stock options	73,875	2,659	(1,183)	-	-	1,476
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(20,775)	-	(298)	-	-	(298)
Stock-based compensation	-	-	2,231	-	-	2,231
Net income	-	-	-	3,956	-	3,956
Other comprehensive income (loss)	-	-	-	-	(1,239)	(1,239)
Balances, June 30, 2021	10,665,514	$23,457	$2,208	$84,062	$1,097	$110,824
\

2021 Stock Buyback Program

On  February 9, 2021, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on  February 10, 2021 and will terminate on or before  February 9, 2022. For the three and six months ended June 30, 2021, the Company did not repurchase shares under this program.

2020 Stock Buyback Program

On February 12, 2020, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 13, 2020 and terminated on February 12, 2021. For the six months ended June 30, 2021, the Company did not repurchase shares under this program. For the three months ended  June 30, 2020, the Company repurchased 3,500 shares under this program for total consideration of $0.2 million. For the six months ended  June 30, 2020, the Company repurchased 70,238 shares under this program for total consideration of $3.3 million.

2019 Stock Buyback Program

On February 13, 2019, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 14, 2019 and terminated on February 13, 2020. During the six months ended June 30, 2020, the Company did not repurchase shares under this program.

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

Details of stock option transactions for the three months ended  June 30, 2021 and  June 30, 2020 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	808,469	$55.55	730,037	$50.85
Granted	239,050	79.43	190,025	59.53
Exercised	(45,538)	43.24	(16,922)	9.79
Forfeited	(9,498)	61.23	(4,826)	59.15
Expired	(1,386)	61.93	(1,036)	58.39
Outstanding, end of period	991,097	61.81	897,278	53.41
Options exercisable, end of period	438,437	$53.16	390,868	$46.20

Details of stock option transactions for the six months ended  June 30, 2021 and  June 30, 2020 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	845,020	$55.31	754,497	$49.94
Granted	239,050	79.43	195,525	59.19
Exercised	(73,875)	44.82	(41,935)	16.23
Forfeited	(17,562)	61.00	(8,315)	60.23
Expired	(1,536)	61.93	(2,494)	59.86
Outstanding, end of period	991,097	61.81	897,278	53.41
Options exercisable, end of period	438,437	$53.16	390,868	$46.20

As of June 30, 2021, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

15.93 - 19.95	29,239	$18.98	0.7	$1,793	29,239	$18.98	0.7	$1,793
21.10 - 27.53	32,500	23.33	1.0	1,852	32,500	23.33	1.0	1,852
35.25 - 37.35	4,375	37.35	0.5	188	4,375	37.35	0.5	188
46.90 - 48.00	13,000	47.36	4.6	428	7,000	47.29	3.6	231
51.82 - 59.98	274,858	55.56	3.0	6,806	204,102	55.56	2.9	5,054
60.01 - 68.41	378,525	62.07	5.1	6,908	151,221	62.39	4.8	2,712
72.50 - 79.87	258,600	78.89	6.8	369	10,000	72.50	6.4	78
	991,097	$61.81	4.7	$18,344	438,437	$53.16	3.3	$11,908

Total unrecognized compensation cost relating to unvested stock options at June 30, 2021, prior to the consideration of expected forfeitures, is approxi mately $11.2 million and is expected to be recognized over a weighted average period of 2.2 years.

The Company recorded stock-based compensation of  $1.2 million for the three months ended June 30, 2021, and $0.8 million for the three months ended June 30, 2020, respectively.

The Company recorded stock-based compensation of  $2.2 million for the six months ended June 30, 2021, and $1.6 million six months ended June 30, 2020, respectively.

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

Equity investments without readily determinable fair value include ownership rights that do not provide the Company with control or significant influence. Such equity investments are recorded at cost, less any impairment, and adjusted for subsequent observable price changes as of the date that an observable transaction takes place. Subsequent adjustments are recorded in other income (expense), net.

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at June 30, 2021 (Dollar amounts in thousands of U.S. dollars):

	June 30, 2021
	Fair Value Measurement Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset, net	$-	$1,677	$-	$1,677

Total assets, net	$-	$1,677	$-	$1,677

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

17. Other income:

On August 1, 2020, the Company entered into an Asset Purchase Agreement (the “DISH Purchase Agreement”), by and between the Company and DISH Wireless L.L.C.(“DISH”). Under the DISH Purchase Agreement and in accordance with the terms and conditions set forth therein, the Company sold to DISH its mobile customer accounts that are marketed and sold under the Ting brand (other than certain customer accounts associated with one network operator) (“Transferred Assets”). For a period of 10 years following the execution of the DISH Purchase Agreement, DISH will pay a monthly fee to the Company generally equal to an amount of net revenue received by DISH in connection with the transferred customer accounts minus certain fees and expenses, as further set forth in the DISH Purchase Agreement. The Company earned $4.8 million and $10.2 million under the DISH Purchase Agreement during the three and six months ended June 30, 2021, respectively. The Company earned did not earn any amount under the DISH Purchase Agreement during both the  three and six months ended June 30, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income earned on sale of Transferred Assets	$4,808	$-	$10,203	$-
Gain on sale of Ting Customer Assets	$4,808	$-	$10,203	$-

18. Contingencies:

From time to time, the Company has legal claims and lawsuits in connection with its ordinary business operations. The Company vigorously defends such claims. While the final outcome with respect to any actions or claims outstanding or pending as of  June 30, 2021 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

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

We accomplish this by reducing the complexity of our customers’ experience as they access the Internet (at home or on the go) and while using Internet services such as domain name registration, email and other Internet services. During the first quarter of 2021, the Company completed a reorganization of its reporting structure into three operating and reportable segments: Fiber Internet Services, Mobile Services and Domain Services. Previously, we disclosed two operating and reportable segments: Network Access Services and Domain Services. The change to our reportable operating segments was the result of a shift in our business and management structures that was initiated in 2020 and completed during the first quarter of 2021. The operations supporting what was previously known as our Network Access Services segment have become increasingly distinct between our mobile services (which includes both retail mobile MNVO based services and wholesale MSE services) and our fiber Internet services which were also included in our Network Access Services segment. We are now both organized and managed, and also report our financial results as three segments: Fiber Internet Services, Mobile Services and Domain Services. The three segments are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate.

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

For the three months ended June 30, 2021 and June 30, 2020, we reported revenue of $75.1 million and $82.1 million, respectively.

For the six months ended June 30, 2021 and June 30, 2020, we reported revenue of $146.0 million and $166.1 million, respectively.

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

Wholesale, primarily branded as OpenSRS, eNom, EPAG and Ascio, derives revenue from its domain service and from providing value-added services. The OpenSRS, eNom, EPAG and Ascio domain services manage 25.6 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations, which has increased by 1.0 million domain names since June 30, 2020. The increase is driven by increased registrations experienced by our brands during COVID-19, as more businesses established an online presence, offset by the continued erosion of registrations related to non-core customers from our eNom brand.

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

Retail, primarily the Hover and eNom portfolio of websites, including eNom, eNom Central and Bulkregister, derive revenues from the sale of domain name registration, email services to individuals and small businesses. Retail also includes our Personal Names Service – based on over 36,000 surname domains – that allows roughly two-thirds of Americans to purchase a surname-based email address. The retail segment now includes the sale of the rights to its portfolio of surname domains used in connection with our Realnames email service, however the Company expects surname portfolio revenue to materially decline through Fiscal 2021 and thereafter. Retail also includes our Exact Hosting Service, that provides Linux hosting services for websites of individuals and small businesses.

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

Ting Internet	June 30,
	2021	2020
	(in '000's)
Ting Internet accounts under management	20	13
Ting Internet serviceable addresses (1)	71	48

(1)	Defined as premises to which Ting infrastructure, or Ting's network partner Westminster, have the capability to provide a customer connection in a service area.

Domain Services	For the Three Months Ended June 30,(1)
	2021	2020
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	4,409	4,747
Domains under management

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.

Domain Services	For the Six Months Ended June 30,(1)
	2021	2020
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	9,227	9,503
Domains under management

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.

Domain Services	June 30,
	2021	2020
	(in 000's)
Registered using Registrar Accreditation belonging to the Tucows Group	19,471	19,385
Registered using Registrar Accreditation belonging to Resellers	6,144	5,207
Total domain names under management	25,615	24,592

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

Current COVID-19 Response

Our Employees

Tucows is a global business and has long encouraged a culture of remote work even prior to this global pandemic. Since the onset of this pandemic, all employees who could conceivably work from home were and continue to be encouraged to do so. Tucows continues to actively and strongly encourage its workforce to heed travel and all other emergency advisories, including social distancing and where appropriate, self-isolation. We expect our work from home policy to remain in effect until emergency state and governmental declarations where we have physical offices have ended and we believe the risk of community spread of the disease has subsided. Given our experience with remote work prior to COVID-19, we have not and do not expect to have productivity issues while the overwhelming majority of our office-based workforce is dispersed. For the small group of employees who are unable work from home during this time, including our order fulfillment and Fiber installation teams, many of whom work in the field, they are encouraged to practice social distancing and to continue to follow hygiene best practices and safety protocols as outlined by the Centers for Disease Control and Prevention. In the prior year, the Ting Internet team established an installation solution for our employees and customers that minimizes risks associated with person-to-person contact and they continue to effectively deploy this installation solution currently.

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

Current and expected COVID-19 Impacts

Financial & Operational Impacts

Further to the below discussion within this Quarterly Report around the financial condition and results of operations for the current period financial results, the current impact from COVID-19 has been limited so far in 2021. Over the past year, we've monitored the situation and its impacts on our businesses but have ultimately seen trends stabilize, with some hints at recovery in U.S. markets due to large-scale vaccination programs. Management continues to assess the impact regularly but expects limited impact through the remainder of 2021, should the COVID-19 pandemic persist. On a segment basis, our current assessment is as follows:

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

Mobile Services:

The Company now only retains a small subset of customers to which it continues to provide retail mobile services. COVID-19 has impacted the demand for our Mobile Services as customer usage patterns have changed, which has had a corresponding negative impact on our revenues over the past year. However, we do not expect the impact to significantly worsen over the coming months or year, as we have seen usage slowly begin to normalize during the current period due to seasonally warmer weather and continued vaccine roll-out across the U.S. Our new MSE platform and professional services businesses are completely online and do not rely on physical storefronts to attract or service customers’ needs. We are fully prepared to continue providing uninterrupted Mobile related enablement services to our MVNO customers. We have not and do not expect a negative COVID-19 impact on our new MSE platform and professional services revenue, nor do we expect any impact to substantially worsen over the coming months.

Domain Services:

Domain Services are foundational to the functioning of the Internet. Services like individual and wholesale domain names, email and hosting do not rely on in-person interaction or the supply chain in the same way physical products and services do. We have not experienced any negative COVID-19 related impacts, either financially or operationally for Domains related services, across our OpenSRS, eNom, Ascio, EPAG & Hover brands. As more businesses faced the reality of prolonged physical shutdown and moved to establish an online presence, we have seen growth in this segment over the course of the pandemic, where total domains under management increased by 1.7 million since March 31, 2020. This growth rate in domains under management was driven by the pandemic, and may not be sustained in the future as domain registrations plateau. Our results of operations for the current period financial results are in line with management’s expectation for the period given product, customer mix and current brand trajectories. We will continue to monitor the impact but do not foresee any negative financial or operational impacts associated with this segment.

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

Accounting Policy Impacts

After monitoring the COVID-19 pandemic over the past year and assessing the impacts on our business as discussed above, Tucows does not anticipate a material impairment with respect to goodwill, intangible assets, long-lived assets, or right of use assets. We will continue to monitor the impacts closely as the situation continues to evolve and will approach the situation with cautious optimism about economic recovery resulting from widespread vaccination programs and will be mindful of any emerging risks as they arise. We do not foresee any changes in accounting judgements in relation to COVID-19 that will have a material impact on our financial statements.

RESULTS OF OPERATIONS FOR THE three and six months ended June 30, 2021 AS COMPARED TO THE three and six months ended June 30, 2020

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

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Fiber Internet Services:
Fiber Internet Services	$5,825	$4,414	$11,196	$8,722

Mobile Services:
Retail mobile services	2,548	17,567	4,563	37,715
Mobile platform services	2,457	-	2,806	-
Other professional services	2,001	-	3,917	-
Total Mobile	7,006	17,567	11,286	37,715

Domain Services:
Wholesale
Domain Services	47,883	46,206	94,874	92,169
Value Added Services	5,482	4,741	10,562	9,049
Total Wholesale	53,365	50,947	105,436	101,218

Retail	8,897	9,194	18,050	18,452
Total Domain Services	62,262	60,141	123,486	119,670

	$75,093	$82,122	$145,968	$166,107
(Decrease) increase over prior period	$(7,029)		$(20,139)
(Decrease) increase - percentage	(9)%		(12)%

The following table presents our revenues, by revenue source, as a percentage of total revenues (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended		For the Six Months Ended June 30,
	2021	2020	2021	2020

Fiber Internet Services:
Fiber Internet Services	8%	5%	8%	5%

Network Access Services:
Mobile Services
Retail mobile services	3%	22%	3%	23%
Mobile platform services	3%	0%	2%	0%
Other professional services	3%	0%	3%	0%
Total Mobile	9%	22%	8%	23%

Domain Services:
Wholesale
Domain Services	64%	56%	65%	55%
Value Added Services	7%	6%	7%	6%
Total Wholesale	71%	62%	72%	61%

Retail	12%	11%	12%	11%
Total Domain Services	83%	73%	84%	72%

	100%	100%	100%	100%

Total net revenues for the three months ended June 30, 2021 decreased by $7.0 million, or 9%, to $75.1 million from $82.1 million when compared to the three months ended June 30, 2020.  The three-month decrease in revenue was primarily driven by $10.6 million of reduced revenues attributable to our Mobile Services segment that was impacted by both the sale of the majority of the customer base of Ting Mobile to DISH Wireless and the shutdown of Roam Mobility brands in late Fiscal 2020. When compared to the three months ended June 30, 2020, the Mobile Services segment in the current period looks different as a result of our shift from MVNO to MSE. As part of the DISH Purchase Agreement, as a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement. This has been classified as Other Income and not considered revenue in the current period. This decrease in overall revenues is partially offset by increases from both Domain Services and Fiber Internet Services of $2.1 million and $1.4 million, respectively. For Domain Services this is reflective of continued wholesale registration growth as a result of the COVID-19 pandemic creating the need for an online presence. For Fiber Internet Services, this is a result of the attraction of additional customers to Ting Internet from the continued buildout of our Fiber network footprint across the United States.

Total net revenues for the six months ended June 30, 2021 decreased by $20.1 million, or 12%, to $146.0 million from $166.1 million when compared to the six months ended June 30, 2020.  The six-month decrease in revenue was primarily driven by $26.4 million of reduced revenues attributable to our Mobile Services segment that was impacted by both the sale of the majority of the customer base of Ting Mobile to DISH Wireless and the shutdown of Roam Mobility brands in late Fiscal 2020. When compared to the six months ended June 30, 2020, the Mobile Services segment in the current period looks different as a result of our shift from MVNO to MSE. As part of the DISH Purchase Agreement, as a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement. This has been classified as Other Income and not considered revenue in the current period. This decrease in overall revenues is partially offset by increases from both Domain Services and Fiber Internet Services of $3.8 million and $2.5 million, respectively. For Domain Services this is reflective of continued wholesale registration growth as a result of the COVID-19 pandemic creating the need for an online presence. For Fiber Internet Services, this is a result of the attraction of additional customers to Ting Internet from the continued buildout of our Fiber network footprint across the United States.

Deferred revenue from domain name registrations and other Mobile and Internet services at June 30, 2021 increased by $2.7 million to $154.9 million from $152.2 million at December 31, 2020. This increase was primarily driven by Domain Services, accounting for $3.4 million of the increase which is due to the increase in current period billings for domain name registration and service renewals. Fiber Internet Services accounted for less than $0.3 million of the increase. These increases from Domain Services was offset by the impact from our Mobile Services segment, driving a $1.0 million decrease to deferred revenue due to provision of service for previously deferred billings for bundled professional services offered in connection with our MSE business.

No customer accounted for more than 10% of total revenue during the three and six months ended June 30, 2021 or the three and six months ended June 30, 2020. DISH accounted for 45% of total accounts receivable as at June 30, 2021 and 59% of total accounts receivable as at December 31, 2020. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Fiber Internet Services

Revenues from Ting Internet and billing solutions generated $5.8 million in revenue during the three months ended June 30, 2021, up $1.4 million or 32% compared to the three months ended June 30, 2020. This growth is driven by subscriber growth across our Fiber network relative to the three months ended June 30, 2020, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States.

Revenues from Ting Internet and billing solutions generated $11.2 million in revenue during the six months ended June 30, 2021, up $2.5 million or 29% compared to the six months ended June 30, 2020. This growth is driven by subscriber growth across our Fiber network relative to the six months ended June 30, 2020, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States.

As of June 30, 2021, Ting Internet had access to 71,000 serviceable addresses and 20,000 active subscribers under its management compared to having access to 48,000 serviceable addresses and 13,000 active subscribers under its management as of June 30, 2020. These figures include the increase in serviceable addresses and subscribers attributable to the acquisition of Cedar Holdings Group, Incorporated ("Cedar") in January 2020.

Mobile Services

Retail Mobile Services

Net revenues from Retail Mobile Services for the three months ended June 30, 2021 decreased by $15.1 million or 86% to $2.5 million as compared to the three months ended June 30, 2020. This decrease is a result of the significant changes to our Mobile Services segment that occurred during Fiscal 2020 as we transitioned from MVNO to MSE. These changes include both the shutdown of the Roam Mobility brands in the second quarter of 2020 followed by the sale of substantially all of the Ting Mobile customer base on August 1, 2020 to DISH. Ting Mobile accounts for substantially all of this decrease (of which $2.0 million is reduced device revenues and $13.1 million relates to service revenues), followed by Roam Mobility at less than $0.1 million of the total decrease.

Net revenues from Retail Mobile Services for the six months ended June 30, 2021 decreased by $33.1 million or 88% to $4.6 million as compared to the six months ended June 30, 2020. This decrease is a result of the significant changes to our Mobile Services segment that occurred during Fiscal 2020 as we transitioned from MVNO to MSE. These changes include both the shutdown of the Roam Mobility brands in the second quarter of 2020 followed by the sale of substantially all of the Ting Mobile customer base on August 1, 2020 to DISH. Ting Mobile accounts for substantially all of this decrease (of which $3.6 million is reduced device revenues and $28.5 million relates to service revenues), followed by Roam Mobility at $1.1 million of the total decrease.

The revenues earned from Retail Mobile Services for three and six months ended June 30, 2021 is only reflective of the mobile telephony services and device revenues associated with the small group of customers retained by the Company from the sale of the historically larger Ting Mobile customer base to DISH. As mentioned above, the payout the Company receives from the aforementioned sale has been classified as Other Income and not considered revenue in the current period.

Mobile Platform Services

Net revenues from Mobile Platform Services for the three months ended June 30, 2021 increased to $2.5 million as compared to the three months ended June 30, 2020. Similarly, net revenues from Mobile Platform Services for the six months ended June 30, 2021 increased to $2.8 million as compared to the six months ended June 30, 2020. These increases are both a result of the new MSE business created as a result of the DISH Purchase Agreement in the prior year. No such comparable revenue stream existed for the three or six months ended June 30, 2020. During the current period, the net revenues recognized include both platform fee billings as well as revenues recognized from the previous deferral of bundled professional fees offered in connection with Mobile Platform Services. The Company has satisfied its obligations to provide any bundled professional services revenues recognized in the current period. Tucows' MSE platform provides network access, provisioning and billing services for MVNOs, of which DISH is currently our sole customer.

Other Professional Services

Net revenues from Other Professional Services for the three months ended June 30, 2021 increased to $2.0 million as compared to the three months ended June 30, 2020. Similarly, net revenues from Other Professional Services for the six months ended June 30, 2021 increased to $3.9 million as compared to the six months ended June 30, 2020. These increases are both a result of the new MSE business created as a result of the DISH Purchase Agreement in the prior year. No such comparable revenue stream existed for the three or six months ended June 30, 2020. Tucows' professional services include IT system development and other transitional services including sales, marketing, customer support, order fulfillment, and data analytics for MVNOs, of which DISH is currently our sole customer.

Domain Services

Wholesale - Domain Services

During the three months ended June 30, 2021, Wholesale domain services revenue increased by $1.7 million or 4% to $47.9 million, when compared to the three months ended June 30, 2020. Increases from Wholesale domain registration of $2.3 million from OpenSRS, EPAG, and Ascio brands driven by COVID-19 registration growth were offset by decreases of $0.6 million from the eNom brands, which continues to see a decline in registrations by non-core customers relative to the three months ended June 30, 2020.

During the six months ended June 30, 2021, Wholesale domain services revenue increased by $2.7 million or 3% to $94.9 million, when compared to the six months ended June 30, 2020. Increases from Wholesale domain registration of $4.4 million from OpenSRS, EPAG, and Ascio brands driven by COVID-19 registration growth were offset by decreases of $1.7 million from the eNom brands, which continues to see a decline in registrations by non-core customers relative to the six months ended June 30, 2020.

Total domains that were managed under the OpenSRS, eNom, EPAG, and Ascio domain services increased by 1.0 million domain names to 25.6 million as of June 30, 2021, when compared to 24.6 million at June 30, 2020. The increase is a driven by the continued growth in registrations over this period as a result of the COVID-19 pandemic, as discussed above.

Wholesale - Value Added Services

During the three months ended June 30, 2021, value-added services revenue increased by $0.8 million to $5.5 million compared to the three months ended June 30, 2020. The increase was primarily driven by increased expiry revenue of $0.8 million and to a lesser extent from email revenues of $0.2 million, from both OpenSRS and eNom brands and their respective domain expiry streams. These increases were offset by other small decreases in Digital Certificates, and Other revenues of $0.2 million.

During the six months ended June 30, 2021, value-added services revenue increased by $1.6 million to $10.6 million compared to the six months ended June 30, 2020. The increase was primarily driven by increased expiry revenue of $1.7 million and to a lesser extent from email revenues of $0.3 million, from both OpenSRS and eNom brands and their respective domain expiry streams. These increases were offset by other small decreases in Digital Certificates, and Other revenues of $0.4 million.

Retail

During the three months ended June 30, 2021, retail domain services revenue decreased by $0.3 million or 3% to $8.9 million compared to the three months ended June 30, 2020. This was driven by decreased revenues related to Realnames email service and related surname portfolio sales of $0.3 million and a small decrease in retail domain name registrations of less than $0.1 million. These decreases were offset by a small increase in Exact Hosting revenues of less than $0.1 million. The Company expects all Realnames surname portfolio related sales to materially decline in Fiscal 2021 and thereafter.

During the six months ended June 30, 2021, retail domain services revenue decreased by $0.4 million or 2% to $18.1 million compared to the six months ended June 30, 2020. This was driven by decreased revenues related to Realnames email service and related surname portfolio sales of $0.4 million and a small decrease in Exact Hosting revenues of less than $0.1 million. These decreases were offset by a small increase in retail domain registrations of less than $0.1 million. The Company expects all Realnames surname portfolio related sales to materially decline in Fiscal 2021 and thereafter.

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

Mobile Platform Services

Cost of revenues, if any, to provide the MSE Platform services including network access, provisioning and billing services for MVNOs. This includes the amortization of any capitalized contract fulfillment costs over the period consistent with the pattern of transferring network access, provisioning and billing services to which the cost relates.

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

The following table presents our cost of revenues, by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Fiber Internet Services:
Fiber Internet Services	$3,026	$1,665	$5,661	$3,381

Mobile Services:
Retail mobile services	1,487	8,660	2,541	18,517
Mobile platform services	93	-	151	-
Other professional services	1,740	-	3,406	-
Total Mobile	3,320	8,660	6,098	18,517

Domain Services:
Wholesale
Domain Services	37,707	36,354	73,483	72,823
Value Added Services	583	734	1,180	1,489
Total Wholesale	38,290	37,088	74,663	74,312

Retail	4,497	4,377	8,898	8,768
Total Domain Services	42,787	41,465	83,561	83,080

Network Expenses:
Network, other costs	3,612	2,485	6,850	4,901
Network, depreciation and amortization costs	4,108	3,356	8,045	6,587
Network, impairment	1	1,525	61	1,525
Total Network Expenses	7,721	7,366	14,956	13,013

	$56,854	$59,156	$110,276	$117,991

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Fiber Internet Services:
Fiber Internet Services	5%	3%	5%	3%

Mobile Services:
Retail mobile services	3%	15%	2%	16%
Mobile platform services	0%	0%	0%	0%
Other professional services	3%	0%	3%	0%
Total Mobile	6%	15%	5%	16%

Domain Services:
Wholesale
Domain Services	67%	61%	68%	63%
Value Added Services	1%	1%	1%	1%
Total Wholesale	68%	62%	69%	64%

Retail	8%	7%	8%	7%
Total Domain Services	76%	69%	77%	71%

Network Expenses:
Network, other costs	6%	4%	6%	4%
Network, depreciation and amortization costs	7%	6%	7%	6%
Network, impairment	0%	3%	0%	0%
	13%	13%	13%	10%

	100%	100%	100%	100%

Total cost of revenues for the three months ended June 30, 2021, decreased by $2.3 million, or 4%, to $56.9 million from $59.2 million in the three months ended June 30, 2020. The three-month decrease in cost of revenues was primarily driven by $5.3 million of reduced costs attributable to our Mobile Services segment. As discussed above in the Net Revenue section, our Mobile Services segment was impacted by both the sale of the majority of the customer base of Ting Mobile to DISH Wireless and the shutdown of Roam Mobility brands in late Fiscal 2020. When compared to the three months ended June 30, 2020, the Mobile Services segment in the current period looks different as a result of our shift from MVNO to MSE. Both these factors contribute to the three months ended June 30, 2021 having significantly lower costs. This decrease in overall cost of revenues is offset by increases from Fiber Internet Services costs, Domain Services costs as well as increases in Network Expenses of $1.4 million, $1.3 million, and $0.4 million respectively. This increase from Fiber Internet Services is related to the continued expansion of our existing Ting Internet footprint, which is aligned with the discussion above in the Net Revenue section for the segment. The increase from Domain Services is a result of registry costs related to the strong performance and additions to domains under management as a result of the COVID-19 pandemic. Network expenses increased as a result of the expansion of the Company’s increased network infrastructure associated with the continuing expansion of the Ting Fiber footprint and an increase in communication and productivity tool costs across our service lines.

Total cost of revenues for the six months ended June 30, 2021, decreased by $7.7 million, or 7%, to $110.3 million from $118.0 million in the six months ended June 30, 2020. The six-month decrease in cost of revenues was primarily driven by $12.4 million of reduced costs attributable to our Mobile Services segment. As discussed above in the Net Revenue section, our Mobile Services segment was impacted by both the sale of the majority of the customer base of Ting Mobile to DISH Wireless and the shutdown of Roam Mobility brands in late Fiscal 2020. When compared to the six months ended June 30, 2020, the Mobile Services segment in the current period looks different as a result of our shift from MVNO to MSE. Both these factors contribute to the six months ended June 30, 2021 having significantly lower costs. The decrease in overall cost of revenues is offset by increases from Fiber Internet Services costs, Domain Services costs as well as increases in Network Expenses of $2.3 million, $0.5 million, and $1.9 million respectively. This increase from Fiber Internet Services is related to the continued expansion of our existing Ting Internet footprint, which is aligned with the discussion above in the Net Revenue section for the segment. The increase from Domain Services is a result of registry costs related to the strong performance and additions to domains under management as a result of the COVID-19 pandemic. Network expenses increased as a result of the expansion of the Company’s increased network infrastructure associated with the continuing expansion of the Ting Fiber footprint and an increase in communication and productivity tool costs across our service lines.

Deferred costs of fulfillment as of June 30, 2021 increased by $3.5 million, or 3%, to $114.6 million from $111.1 million at December 31, 2020. This increase was primarily driven by Domain Services, accounting for $2.2 million of the increase which is due to the increase in current period costs for domain name registration and service renewals. Our Mobile Services segment followed, driving $1.3 million of the increase due to the capitalization of costs incurred in connection with the fulfillment of our MSE agreement with DISH.

Fiber Internet Services

During the three months ended June 30, 2021, costs related to provisioning high speed Internet access and billing solutions increased $1.3 million or 76%, to $3.0 million as compared to $1.7 million during three months ended June 30, 2020. The increase in costs were primarily driven by increased direct costs and bandwidth costs related to the continued expansion of the Ting Fiber network. Although directionally aligned with the experienced growth in revenue over the same period, the outpaced increase in cost of revenues for Fiber Internet services is a result of the necessary upfront investment and expenditure needed to build out the network in advance of anticipated revenue growth in any particular location.

During the six months ended June 30, 2021, costs related to provisioning high speed Internet access and billing solutions increased $2.3 million or 68%, to $5.7 million as compared to $3.4 million during six months ended June 30, 2020. The increase in costs were primarily driven by increased direct costs and bandwidth costs related to the continued expansion of the Ting Fiber network. Although directionally aligned with the experienced growth in revenue over the same period, the outpaced increase in cost of revenues for Fiber Internet services is a result of the necessary upfront investment and expenditure needed to build out the network in advance of anticipated revenue growth in any particular location.

Mobile Services

Retail Mobile Services

Cost of revenues from Retail Mobile Services for the three months ended June 30, 2021 decreased by $7.2 million or 82%, to $1.5 million from $8.7 million in the three months ended June 30, 2020. Consistent with the above discussion around net revenues, this decrease is a result of the significant changes to our Mobile Services segment that occurred during Fiscal 2020 as we transitioned from MVNO to MSE. Ting Mobile accounts for $6.8 million of this decrease (of which $2.3 million is reduced device costs and $4.5 million relates to reduced service costs), followed by Roam Mobility at $0.3 million of the total decrease. The cost of revenues incurred from Retail Mobile Services for three months ended June 30, 2021 is only reflective of the mobile telephony services and device costs associated with the small group of customers retained by the Company from the sale of the historically larger Ting Mobile customer base to DISH. The decline also included reduced minimum commitment charges which decreased by $0.3 million as compared to the three months ended June 30, 2020.

Cost of revenues from Retail Mobile Services for the six months ended June 30, 2021 decreased by $16.0 million or 86%, to $2.5 million from $18.5 million in the six months ended June 30, 2020. Consistent with the above discussion around net revenues, this decrease is a result of the significant changes to our Mobile Services segment that occurred during Fiscal 2020 as we transitioned from MVNO to MSE. Ting Mobile accounts for $15.2 million of this decrease (of which $4.2 million is reduced device costs and $11.0 million relates to reduced service costs), followed by Roam Mobility at $0.8 million of the total decrease. The cost of revenues incurred from Retail Mobile Services for six months ended June 30, 2021 is only reflective of the mobile telephony services and device costs associated with the small group of customers retained by the Company from the sale of the historically larger Ting Mobile customer base to DISH. The decline also included reduced minimum commitment charges which decreased by $0.4 million as compared to the six months ended June 30, 2020.

Mobile Platform Services

Cost of revenues from Mobile Platform Services for the three months ended June 30, 2021 increased to $0.1 million as compared to the three months ended June 30, 2020. Cost of revenues from Mobile Platform Services for the six months ended June 30, 2021 increased to $0.2 million as compared to the six months ended June 30, 2020. These increases are both a result of the new MSE business created as a result of the DISH Purchase Agreement in the prior year. No such comparable cost of revenues existed for the three or six months ended June 30, 2020. Tucows' MSE platform provides network access, provisioning and billing services for MVNOs, of which DISH is currently our sole customer. Costs incurred represent the amortization of previously capitalized costs incurred to fulfill the DISH MSE agreement over the term of the agreement.

Other Professional Services

Cost of revenues from Other Professional Services for the three months ended June 30, 2021 increased to $1.7 million as compared to the three months ended June 30, 2020. Cost of revenues from Other Professional Services for the six months ended June 30, 2021 increased to $3.4 million as compared to the six months ended June 30, 2020. These increases are both a result of the new MSE business created as a result of the DISH Purchase Agreement in the prior year. No such comparable cost of revenues existed for the three or six months ended June 30, 2020. Tucows' professional services include IT system development and other transitional services including sales, marketing, customer support, order fulfillment, and data analytics for MVNOs, of which DISH is currently our sole customer. Costs incurred represent the personnel and related expenses of employees providing professional services to DISH.

Domain Services

Wholesale - Domain Services

Costs for Wholesale domain services for the three months ended June 30, 2021 increased by $1.3 million to $37.7 million, when compared to the three months ended June 30, 2020. Consistent with the above discussion around net revenues, this increase in costs is aligned to the strong performance and additions to domains under management as a result of the COVID-19 pandemic; as registration costs are recognized from previously deferred billed costs. The Company experienced increases in wholesale domain registration costs of $1.8 million from OpenSRS, EPAG, and Ascio brands, offset by decreases of $0.5 million from the eNom brands which has seen a decline in registrations over the period.

Costs for Wholesale domain services for the six months ended June 30, 2021 increased by $0.7 million to $73.5 million, when compared to the six months ended June 30, 2020. Consistent with the above discussion around net revenues, this increase in costs is aligned to the strong performance and additions to domains under management as a result of the COVID-19 pandemic; as registration costs are recognized from previously deferred billed costs. The Company experienced increases in wholesale domain registration costs of $2.0 million from OpenSRS, EPAG, and Ascio brands, offset by decreases of $1.3 million from the eNom brands which has seen a decline in registrations over the period.

Wholesale - Value-Added Services

Costs for wholesale value-added services for the three months ended June 30, 2021 decreased by $0.1 million to $0.6 million, when compared to the three months ended June 30, 2020. This was driven by decreases in Digital Certificates and Other revenues of $0.1 million during the three months ended June 30, 2020, offset by a small increase in Expiry stream costs.

Costs for wholesale value-added services for the six months ended June 30, 2021 decreased by $0.3 million to $1.2 million, when compared to the six months ended June 30, 2020. This was driven by decreases in Digital Certificates and Other revenues of $0.3 million during the six months ended June 30, 2020, offset by a small increase in Expiry stream costs.

Retail

Costs for retail domain services for the three months ended June 30, 2021 increased by $0.1 million to $4.5 million, when compared to the three months ended June 30, 2020. This was driven by both increased costs related to retail domain name registrations and Exact Hosting related costs of less than $0.1 million, respectively.

Costs for retail domain services for the six months ended June 30, 2021 increased by $0.1 million to $8.9 million, when compared to the six months ended June 30, 2020. This was driven by both increased costs related to retail domain name registrations and Exact Hosting related costs of less than $0.1 million, respectively.

Network Expenses

Network costs for the three months ended June 30, 2021 increased by $0.3 million to $7.7 million when compared to the three months ended June 30, 2020. The three-month increase was driven by increased network costs for our Fiber and Mobile service lines of $1.1 million, followed by increased depreciation as a result of the Company's increased network infrastructure associated with the continuing expansion of the Ting Fiber footprint of $1.0 million. These increases were offset by a decrease from impairment charges, where three months ended June 30, 2020 included a $1.5 million charge for Ting TV, a product under development for Ting Fiber that was discontinued. This was followed by a decrease in amortization charges of $0.3 million driven by the full amortization of the Ascio Technology intangible asset acquired in 2019.

Network costs for the six months ended June 30, 2021 increased by $2.0 million to $15.0 million when compared to the six months ended June 30, 2020. The six-month increase was driven by increased network costs for our Fiber and Mobile service lines of $2.0 million, followed by increased depreciation as a result of the Company's increased network infrastructure associated with the continuing expansion of the Ting Fiber footprint of $1.8 million. These increases were offset by a decrease from impairment charges, where six months ended June 30, 2020 included a $1.5 million charge for Ting TV, a product under development for Ting Fiber that was discontinued. This was followed by a decrease in amortization charges of $0.4 million driven by the full amortization of the Ascio Technology intangible asset acquired in 2019.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Sales and marketing	$9,376	$9,218	$17,687	$18,203
Increase over prior period	$158		$(516)
Increase - percentage	2%		(3)%
Percentage of net revenues	12%	11%	12%	11%

Sales and marketing expenses for the three months ended June 30, 2021 increased by $0.2 million, or 2%, to $9.4 million as compared to the three months ended June 30, 2020. This three-month increase primarily related to increased stock-based compensation expenses to attract and retain labor and increased facility and supply costs driven by the expansion of our Ting Fiber internet footprint in select Ting towns across the U.S. These increases are partially offset by savings in marketing related expenses for Mobile Services due to the sale of the Ting Mobile customer base to DISH and shutdown of Roam Mobility brands in the prior year, which reduced marketing costs for our Mobile Services segment in the current period.

Sales and marketing expenses for the six months ended June 30, 2021 decreased by $0.5 million, or 3%, to $17.7 million as compared to the six months ended June 30, 2020. This six-month decrease primarily related to a savings in marketing related expenses for Mobile Services due to the sale of the Ting Mobile customer base to DISH and shutdown of Roam Mobility brands in the prior year, which reduced marketing costs for our Mobile Services segment in the current period. This overall decrease was partially offset by increased stock-based compensation expenses to attract and retain labor.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Technical operations and development	$3,170	$3,067	$6,302	$5,818
Increase over prior period	$103		$484
Increase - percentage	3%		8%
Percentage of net revenues	4%	4%	4%	4%

Technical operations and development expenses for the three months ended June 30, 2021 increased by $0.1 million, or 3%, to $3.2 million when compared to the three months ended June 30, 2020. The increase in costs relates primarily to increased stock-based compensation expenses to attract and retain labor, as well as increased spending on external contractors to provide development resources to assist our internal shared services and engineering teams with development aspects of the MSE platform.

Technical operations and development expenses for the six months ended June 30, 2021 increased by $0.5 million, or 8%, to $6.3 million when compared to the six months ended June 30, 2020. The increase in costs relates primarily to increased salaries and benefits driven by an expanding workforce and wage inflation focused on our shared services and engineering teams. In addition to an increase in internal resource costs, a substantial portion of this overall increase was driven from increased spending on external contractors to provide development resources to assist our internal shared services and engineering teams with development aspects of the MSE platform.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative	$5,210	$5,465	$10,163	$10,206
Decrease over prior period	$(255)		$(43)
Decrease - percentage	(5)%		(0)%
Percentage of net revenues	7%	7%	7%	6%

General and administrative expenses for the three months ended June 30, 2021 decreased by $0.3 million, or 5% to $5.2 million as compared to the three months ended June 30, 2020.  The decrease was primarily driven by reduced Mobile Services credit card fees and bad debt charges as a result of the DISH Purchase Agreement that closed in the prior year, as well as a decrease in foreign exchange related expenses. These decreases were partially offset by increases in personnel and related expenses as well as stock-based compensation expenses in order to attract, retain and scale core administrative teams including Human Resources and Finance to meet projected Company growth.

General and administrative expenses for the six months ended June 30, 2021 remained flat at $10.2 million, as compared to the six months ended June 30, 2020.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation of property and equipment	$127	$125	$248	$238
Increase over prior period	$2		$10
Increase - percentage	2%		4%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs remained flat for the three months ended June 30, 2021 at $0.1 million when compared to the three months ended June 30, 2020.

Depreciation costs remained flat for the six months ended June 30, 2021 at $0.2 million when compared to the six months ended June 30, 2020.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of intangible assets	$2,322	$2,504	$4,642	$5,451
Decrease over prior period	$(182)		$(809)
Decrease - percentage	(7)%		(15)%
Percentage of net revenues	3%	3%	3%	3%

Amortization of intangible assets for the three months ended June 30, 2021 decreased by $0.2 million to $2.3 million as compared to the three months ended June 30, 2020. The decrease is driven by write-off of Mobile Services related intangible assets in connection with the both the sale of the Ting Mobile customer base and the shutdown of Roam Mobility in the prior year. These decreases in amortization expense of $0.4 million, were partially offset by an increase related to the prior year acquisition of Cedar which accounted for a $0.2 million increase to adjust amortization expense post-acquisition. Network rights, brand and customer relationships acquired in connection with the following acquisitions are amortized on a straight-line basis over a range of two to seven years: eNom in January 2017, Ascio in March 2019, and Cedar in January 2020.

Amortization of intangible assets for the six months ended June 30, 2021 decreased by $0.8 million to $4.6 million as compared to the six months ended June 30, 2020. The decrease is driven by write-off of Mobile Services related intangible assets in connection with the both the sale of the Ting Mobile customer base and the shutdown of Roam Mobility in the prior year. Network rights, brand and customer relationships acquired in connection with the following acquisitions are amortized on a straight-line basis over a range of two to seven years: eNom in January 2017, Ascio in March 2019, and Cedar in January 2020.

IMPAIRMENT OF DEFINITE LIFE INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Impairment of definite life intangible assets	$-	$1,431	$-	$1,431
Decrease over prior period	$(1,431)		$(1,431)
Decrease - percentage	(100)%		(100)%
Percentage of net revenues	-%	2%	-%	1%

Impairment of definite life intangible assets for the three and six months ended June 30, 2021 decreased by $1.4 million as compared to the three and six months ended June 30, 2020. The decrease is driven by the write-off of Roam Mobility brands customer relationships that were written off in the prior year when the Company decided to shut down the related businesses as a result of lack of demand for SIM-enabled roaming services due to the COVID-19 pandemic.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Loss (gain) on currency forward contracts	$63	$(381)	$(190)	$60
Increase over prior period	$444		$(250)
Increase - percentage	117%		417%
Percentage of net revenues	0%	0%	0%	0%

The Company recorded a net loss of $0.1 million on the change in fair value of outstanding contracts as well as realized on matured contracts during the three months ended June 30, 2021, compared to a net gain of $0.4 million during the three months ended June 30, 2020.

The Company recorded a net gain of $0.2 million on the change in fair value of outstanding contracts as well as realized on matured contracts during the six months ended June 30, 2021, compared to a net loss of $0.1 million during the six months ended June 30, 2020.

At June 30, 2021, our balance sheet reflects a derivative instrument asset of $1.8 million and a liability of $0.1 million as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Other income (expense), net	$3,722	$(931)	$8,085	$(2,168)
Increase over prior period	$4,653		$10,253
Increase - percentage	(500)%		(473)%
Percentage of net revenues	5%	1%	6%	1%

Other Income during the three months ended June 30, 2021 increased by $4.7 million when compared to the three months ended June 30, 2020. This was primarily due to the $4.8 million increase due to the gain on sale of Ting Customer Assets to DISH in the current period. As described above, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement, as form of consideration for the sale of the legacy customer relationships. In addition to this, an offsetting factor in the increase was higher interest incurred on our Amended 2019 Credit Facility (as defined below) with the majority of the borrowings used to support the build-out of the Ting Fiber network. Other expense consists primarily of the interest we incur in connection with our Amended 2019 Credit Facility. The interest incurred primarily relates to our loan balances obtained to fund the acquisition of eNom, Ascio and Cedar and funding for expenditures associated with the Company’s Fiber to the Home build program.

Other Income during the six months ended June 30, 2021 increased by $10.3 million when compared to the six months ended June 30, 2020. This was primarily due to the $10.2 million increase due to the gain on sale of Ting Customer Assets to DISH in the current period. As described above, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement, as form of consideration for the sale of the legacy customer relationships. Offsetting this increase was lower interest incurred on our Amended 2019 Credit Facility with the majority of the borrowings used to support the build-out of the Ting Fiber network due to lower variable interest rates relative to the prior year. Other expense consists primarily of the interest we incur in connection with our Amended 2019 Credit Facility. The interest incurred primarily relates to our loan balances obtained to fund the acquisition of eNom, Ascio and Cedar and funding for expenditures associated with the Company’s Fiber to the Home build program.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Provision for income taxes	$(119)	$449	$964	$1,550
Decrease in provision over prior period	$(568)		$(586)
Decrease - percentage	(127)%		(38)%
Effective tax rate	- 7%	74%	20%	34%

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

For the three months ended June 30, 2021, we recorded an income tax recovery of $0.1 million on income before income taxes of 1.7 million, using an estimated effective tax rate for Fiscal 2021 adjusted for certain minimum state taxes as well as the inclusion of a $0.4 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Our effective tax rate for the three months ended June 30, 2021 is impacted by discrete adjustments resulting from finalization of prior period tax filings, foreign exchange and mark-to-market adjustments. Comparatively, for the three months ended June 30, 2020, we recorded an income tax expense of $0.4 million on income before taxes of $0.6 million, using an estimated effective tax rate for the 2020 fiscal year and reflecting the $0.1 million tax recovery impact related to ASU 2016-09.

For the six months ended June 30, 2021, we recorded an income tax expense of $1.0 million on income before income taxes of $4.9 million, using an estimated effective tax rate for Fiscal 2021 adjusted for certain minimum state taxes as well as the inclusion of a $0.2 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Our effective tax rate for the six months ended June 30, 2021 is impacted by discrete adjustments resulting from finalization of prior period tax filings, foreign exchange and mark-to-market adjustments. Comparatively, for the six months ended June 30, 2020, we recorded an income tax expense of $1.6 million on income before taxes of $4.5 million, using an estimated effective tax rate for the 2020 fiscal year and reflecting the $0.2 million tax recovery impact related to ASU 2016-09.

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

We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at June 30, 2021 and December 31, 2020, respectively.

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

The following table reconciles adjusted EBITDA to net income:

Reconciliation of Adjusted EBITDA to Income before Provision for Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands of US Dollars)	2021	2020	2021	2020
(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Adjusted EBITDA	$11,158	$12,175	$23,881	$24,856
Depreciation of property and equipment	4,211	3,155	7,970	6,145
Impairment and loss on disposition of property and equipment	6	1,525	66	1,525
Amortization of intangible assets	2,346	2,830	4,965	6,131
Impairment of definite life intangible assets	-	1,431	-	1,431
Interest expense, net	1,003	846	1,939	1,996
Accretion of contingent consideration	95	85	191	172
Stock-based compensation	1,209	847	2,231	1,648
Unrealized loss (gain) on change in fair value of forward contracts	191	(436)	357	(88)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	42	441	106	399
Acquisition and other costs[1]	367	845	1,136	956

Income before provision for income taxes	$1,688	$606	$4,920	$4,541

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

Adjusted EBITDA decreased by $1.0 million to $11.2 million for the three months ended June 30, 2021 when compared to the three months ended June 30, 2020. The decrease in adjusted EBITDA from period-to-period was primarily driven by the increased investment in Ting Fiber due to the ramp of expenditures related to the Fiber network build and expansion plan. This decrease was partially offset by increased contributions from Mobile Services due to the gain on sale of Ting Customer Assets earned as Other Income and new MSE Platform revenues in the current period.

Adjusted EBITDA decreased by $1.0 million to $23.9 million for the six months ended June 30, 2021 when compared to the six months ended June 30, 2020. The decrease in adjusted EBITDA from period-to-period was primarily driven by the increased investment in Ting Fiber due to the ramp of expenditures related to the Fiber network build and expansion plan. This decrease was partially offset by increased contributions from both Domain Services from strong performance and additions to domains under management as a result of the COVID-19 pandemic; and from Mobile Services due to the gain on sale of Ting Customer Assets earned as Other Income and new MSE Platform revenues in the current period.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The following table presents other comprehensive income for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Other comprehensive income (loss)	$(773)	$1,314	$(1,239)	$123
Decrease over prior period	$(2,087)		$(1,362)
Decrease - percentage	(159)%		(1,107)%
Percentage of net revenues	(1)%	2%	(1)%	0%

The impact of the fair value adjustments on outstanding hedged contracts for the three months ended June 30, 2021 was a gain in OCI before reclassifications of $0.2 million as compared to a gain in OCI of $1.1 million before reclassifications for the three months ended June 30, 2020.

The net amount reclassified to earnings during the three months ended June 30, 2021 was a gain of $1.0 million compared to a loss of $0.2 million during the three months ended June 30, 2020.

The impact of the fair value adjustments on outstanding hedged contracts for the six months ended June 30, 2021 was a gain in OCI before reclassifications of $0.6 million as compared to a loss in OCI of $0.1 million before reclassifications for the six months ended June 30, 2020.

The net amount reclassified to earnings during the six months ended June 30, 2021 was a gain of $1.9 million compared to a loss of $0.2 million during the six months ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, our cash and cash equivalents balance decreased by $1.0 million when compared to December 31, 2020. Our principal uses of cash were $21.7 million for the continued investment in property and equipment driven by Ting Fiber expansion, and $2.0 million related to an investment in an unrelated entity. These uses of cash were offset by $18.0 million proceeds received from the drawdown of the Amended 2019 Credit Facility, $3.5 million from cash provided from operating activities and $1.2 million from the proceeds received on the exercise of stock options.

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

The Amended 2019 Credit Facility replaced a secured Credit Agreement dated January 20, 2017 with Bank of Montreal, RBC and Bank of Nova Scotia.

The obligations of the Company under the Amended 2019 Credit Agreement are secured by a first priority lien on substantially all of the personal property and assets of the Company and has a four-year term, maturing on June 13, 2023.

Cash Flow from Operating Activities

Net cash inflows from operating activities during the six months ended June 30, 2021 totaled $17.6 million, a decrease of 23% when compared to the six months ended June 30, 2020.

Net income, after adjusting for non-cash charges, during the six months ended June 30, 2021 was $18.4 million, a decrease of 4% when compared to the prior year. Net income included non-cash charges and recoveries of $14.5 million such as depreciation, amortization, stock-based compensation, loss (gain) on change in fair value of currency forward contracts, net right of use operating asset or liability, accretion of contingent consideration, amortization of debt discount and issuance costs, impairment of property and equipment, loss on disposal of domain names, net amortization of contract costs, excess tax benefits on stock-based compensation, and deferred income taxes (recovery). In addition, changes in our working capital used net cash of $0.8 million. Utilized cash of $10.3 million from the changes in deferred costs of fulfillment, income taxes recoverable, prepaid expenses and deposits and inventory were offset by positive contributions of $9.5 million from movements in accrued liabilities, deferred revenue, accounts payable, accounts receivable, customer deposits and accreditation fees payable.

Cash Flow from Financing Activities

Net cash inflows from financing activities during the six months ended June 30, 2021 totaled $19.2 million, an increase of 633% when compared to the six months ended June 30, 2020. Total cash inflows were driven by $18.0 million of proceeds received from drawdown of the Credit Facility, as well as $1.5 million from proceeds received on exercise of stock options. These cash inflows were partially offset by $0.3 million related to the payment of tax obligations resulting from the net exercise of stock options.

Cash Flow from Investing Activities

Investing activities during the six months ended June 30, 2021 used net cash of $37.8 million, an increase of 22% when compared to the six months ended June 30, 2020. Cash outflows of $35.6 million related to the investment in property and equipment, primarily to support the continued expansion of our Fiber footprint. The Company continues to invest in our existing Ting Towns of Centennial, Colorado, Charlottesville, Virginia, Fuquay-Varina, North Carolina, Wake Forest, North Carolina, Holly Springs, North Carolina, Sandpoint, Idaho, Rolesville, North Carolina and Culver City, California as we seek to extend both our current network and expand to new markets. We expect our capital expenditures on building and expanding our fiber network to continue to increase during Fiscal 2021. In addition to investment in property and equipment, the current period used $2.0 million for an investment in an unrelated entity, and $0.2 million for the acquisition of other intangible assets.

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

Off Balance Sheet Arrangements

As of June 30, 2021 we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our 2020 Annual Report, we disclosed our contractual obligations. As of June 30, 2021, other than the items mentioned above, there have been no other material changes to those contractual obligations outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of June 30, 2021.

We are also subject to market risk exposure related to changes in interest rates under our Amended 2019 Credit Facility. In an effort to mitigate a portion of our market risk exposure the Company has entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to variable interest payments on the Amended 2019 Credit facility. The notional value of the swap at June 30, 2021 is $70 million, consistent with December 31, 2020.

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

As of June 30, 2021, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset / (Liability)

July - September 2021	10,782	1.4361	1,703
	$10,782	1.4361	$1,703

As of June 30, 2021, the Company had $10.8 million of outstanding foreign exchange forward contracts which will convert to $15.5 million Canadian dollars. Of these contracts, $9.2 million met the requirements for hedge accounting. As of December 31, 2020, the Company held contracts in the amount of $31.8 million to trade U.S. dollars in exchange for $45.5 million Canadian dollars. Of these contracts, $26.8 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended June 30, 2021. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended June 30, 2021. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended June 30, 2021 of approximately $1.4 million, before the effects of hedging. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of June 30, 2021, we had an outstanding balance of $140.4 million on the Amended 2019 Credit Facility.  The Amended 2019 Credit Facility bears a base interest rate based on borrowing elections by the Company with a marginal rate calculated as a function of the Company's total Funded Debt to EBITDA plus the LIBOR rate. In May 2020, the Company entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to the variable interest payments on the Credit facility. The notional value of the interest rate swap was $70 million as of June 30, 2021, consistent with December 31, 2020. The Company does not use the interest rate swap for trading or speculative purposes. The contract is coterminous with the Credit facility, maturing in June 2023. As of June 30, 2021, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Amended 2019 Credit Facility by approximately $0.7 million, after the effects of hedging, assuming that the loan balance as of June 30, 2021 is outstanding for the entire period.

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

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)    Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's $40 million buyback program (the "2020 Buyback Program") which commenced on February 13, 2020, terminated on February 12, 2021. On February 9, 2021, the Company announced that its Board approved a stock buyback program (the "2021 Buyback Program") to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2021 and will terminate on or before February 9, 2022. For the three and six months ended June 30, 2021, the Company did not repurchase shares under the 2020 Buyback Program or the 2021 Buyback Program.

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

Date: August 5, 2021	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ DAVINDER SINGH
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)