Form 10-Q
period 2021-09-30
TUCOWS INC /PA/
filed 2021-11-04
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, there were 10,699,567 outstanding shares of common stock, no par value, of the registrant.

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

PART I.    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	September 30,	December 31,
	2021	2020

Assets

Current assets:
Cash and cash equivalents	$5,535	$8,311
Accounts receivable, net of allowance for doubtful accounts of $210 as of September 30, 2021 and $222 as of December 31, 2020	14,822	15,540
Contract asset (note 10)	2,783	-
Inventory	3,111	1,875
Prepaid expenses and deposits	18,719	16,845
Derivative instrument asset, current portion (note 5)	-	3,860
Deferred costs of fulfillment, current portion (note 11)	94,970	93,467
Income taxes recoverable	3,892	1,302
Total current assets	143,832	141,200

Deferred costs of fulfillment, long-term portion (note 11)	18,226	17,599
Derivative instrument asset, long-term portion (note 5)	78	-
Investments	2,012	-
Deferred tax asset	153	226
Property and equipment	155,236	117,530
Right of use operating lease asset	16,138	11,238
Contract costs	806	362
Intangible assets (note 6)	40,413	47,444
Goodwill (note 6)	116,304	116,304
Total assets	$493,198	$451,903

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$9,260	$6,329
Accrued liabilities	12,176	10,235
Customer deposits	15,139	15,402
Derivative instrument liability, current portion (note 5)	453	99
Operating lease liability, current portion (note 12)	2,588	1,761
Deferred revenue, current portion (note 10)	127,792	127,336
Accreditation fees payable, current portion	913	940
Income taxes payable	62	863
Total current liabilities	168,383	162,965

Derivative instrument liability, long-term portion (note 5)	-	114
Deferred revenue, long-term portion (note 10)	24,195	24,909
Accreditation fees payable, long-term portion	177	195
Operating lease liability, long-term portion (note 12)	11,103	9,179
Loan payable, long-term portion (note 7)	149,937	121,733
Other long-term liability (note 4)	3,703	3,416
Deferred tax liability	22,481	24,694

Stockholders' equity (note 14)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 10,696,779 shares issued and outstanding as of September 30, 2021 and 10,612,414 shares issued and outstanding as of December 31, 2020	25,520	20,798
Additional paid-in capital	2,550	1,458
Retained earnings	85,437	80,106
Accumulated other comprehensive income (note 5)	(288)	2,336
Total stockholders' equity	113,219	104,698
Total liabilities and stockholders' equity	$493,198	$451,903

Contingencies (note 18)
Subsequent events (note 19)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Net revenues (note 10)	$75,893	$74,311	$221,861	$240,418

Cost of revenues (note 10)
Direct cost of revenues	49,540	48,330	144,860	153,308
Network expenses	3,445	2,612	10,295	7,513
Depreciation of property and equipment	4,622	2,985	12,344	8,892
Amortization of intangible assets (note 6)	21	330	344	1,010
Impairment of property and equipment	241	113	302	1,638
Total cost of revenues	57,869	54,370	168,145	172,361

Gross profit	18,024	19,941	53,716	68,057

Expenses:
Sales and marketing	9,892	8,318	27,579	26,521
Technical operations and development	3,742	3,162	10,044	8,980
General and administrative	5,069	4,868	15,232	15,074
Depreciation of property and equipment	136	125	384	363
Loss on disposition of property and equipment	229	-	234	-
Amortization of intangible assets (note 6)	2,267	2,315	6,909	7,766
Impairment of definite life intangible assets (note 6)	-	-	-	1,431
Loss (gain) on currency forward contracts (note 5)	(87)	(159)	(277)	(99)
Total expenses	21,248	18,629	60,105	60,036

Income from operations	(3,224)	1,312	(6,389)	8,021

Other income (expenses):
Interest expense, net	(1,169)	(760)	(3,108)	(2,756)
Gain on sale of Ting customer assets, net (note 17)	5,564	1,090	15,767	1,090
Other expense, net	(95)	(86)	(274)	(258)
Total other income (expenses)	4,300	244	12,385	(1,924)

Income before provision for income taxes	1,076	1,556	5,996	6,097

Provision for income taxes (note 8)	(299)	840	665	2,390

Net income for the period	1,375	716	5,331	3,707

Other comprehensive income, net of tax
Unrealized income (loss) on hedging activities (note 5)	(501)	729	115	609
Net amount reclassified to earnings (note 5)	(884)	46	(2,739)	289
Other comprehensive income net of tax expense (recovery) of ($419) and $230 for the three months ended September 30, 2021 and September 30, 2020, ($794) and $262 for the nine months ended September 30, 2021 and September 30, 2020 (note 5)	(1,385)	775	(2,624)	898

Comprehensive income, net of tax for the period	$(10)	$1,491	$2,707	$4,605

Basic earnings per common share (note 9)	$0.13	$0.07	$0.50	$0.35

Shares used in computing basic earnings per common share (note 9)	10,679,309	10,577,731	10,643,798	10,585,785

Diluted earnings per common share (note 9)	$0.13	$0.07	$0.49	$0.35

Shares used in computing diluted earnings per common share (note 9)	10,819,716	10,682,808	10,800,361	10,679,162

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Cash provided by:
Operating activities:
Net income for the period	$1,375	$716	$5,331	$3,707
Items not involving cash:
Depreciation of property and equipment	4,758	3,110	12,728	9,255
Impairment of property and equipment	241	113	302	1,638
Amortization of debt discount and issuance costs	68	68	202	202
Amortization of intangible assets	2,288	2,645	7,253	8,776
Net amortization contract costs	(189)	(15)	(444)	109
Impairment of definite life intangible assets	-	-	-	1,431
Other	-	-	-	223
Accretion of contingent consideration	96	86	287	258
Deferred income taxes (recovery)	(488)	180	(1,368)	(927)
Excess tax benefits on share-based compensation expense	(323)	(164)	(868)	(508)
Net Right of use operating assets/Operating lease liability	(2,378)	137	(2,149)	249
Loss on disposal of domain names	-	-	1	15
Loss (gain) on change in the fair value of forward contracts	249	(175)	606	(263)
Disposal of Ting Mobile customer assets (note 17)	-	3,513	-	3,513
Stock-based compensation	1,126	1,016	3,357	2,664
Change in non-cash operating working capital:
Accounts receivable	(11)	118	718	2,670
Contract assets	(2,783)	-	(2,783)	-
Inventory	(275)	(123)	(1,236)	1,681
Prepaid expenses and deposits	918	2,905	(1,874)	(317)
Deferred costs of fulfillment	1,442	984	(2,130)	(4,073)
Income taxes recoverable	532	(2,475)	(2,502)	(1,681)
Accounts payable	271	509	2,289	759
Accrued liabilities	(1,828)	(668)	1,941	(334)
Customer deposits	(673)	69	(263)	463
Deferred revenue	(2,873)	(1,070)	(258)	4,927
Accreditation fees payable	(51)	(47)	(45)	7
Net cash provided by operating activities	1,492	11,432	19,095	34,444

Financing activities:
Proceeds received on exercise of stock options	1,368	632	2,844	678
Payment of tax obligations resulting from net exercise of stock options	(89)	(132)	(387)	(479)
Repurchase of common stock	-	-	-	(3,281)
Proceeds received on loan payable	10,000	-	28,000	-
Payment of loan payable costs	-	-	-	(32)
Net cash (used in) provided by financing activities	11,279	500	30,457	(3,114)

Investing activities:
Additions to property and equipment	(14,488)	(10,636)	(50,093)	(32,729)
Investment in securities	-	-	(2,012)	-
Acquisition of Cedar Holdings Group, net of cash of $66 (note 4)	-	-	-	(8,770)
Acquisition of intangible assets	(6)	-	(223)	(69)
Net cash used in investing activities	(14,494)	(10,636)	(52,328)	(41,568)

Increase (decrease) in cash and cash equivalents	(1,723)	1,296	(2,776)	(10,238)

Cash and cash equivalents, beginning of period	7,258	8,859	8,311	20,393
Cash and cash equivalents, end of period	$5,535	$10,155	$5,535	$10,155

Supplemental cash flow information:
Interest paid	$1,144	$635	$3,083	$2,638
Income taxes paid, net	$212	$3,249	$6,008	$5,449
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$1,772	$1,697	$1,772	$1,697
Fair value of shares issued for acquisition of Cedar Holdings Group	$-	$-	$-	$2,000
Fair value of contingent consideration for acquisition of Cedar Holdings Group	$-	$-	$-	$3,072

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

2. Basis of Presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at  September 30, 2021 and the results of operations and cash flows for the interim periods ended September 30, 2021 and 2020. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. Other than the exception noted below, these interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in Tucows' 2020 Annual Report on Form 10-K filed with the SEC on March 3, 2021 (the “2020 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three and nine months ended September 30, 2021 as compared to the significant accounting policies and estimates described in our 2020 Annual Report, except as described in Note 13 - Segment Reporting and Note 16 - Fair Value Measurement.

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

The Company has designated certain of these foreign exchange transactions as cash flow hedges of forecasted transactions under ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASC Topic 815”). For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. The Company has also designated the interest rate swap as a cash flow hedge of expected future interest payments. Accordingly, for the foreign exchange and interest rate swap contracts, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income and reclassified to earnings when the hedged transaction is recognized in earnings. Cash flows from hedging activities are classified under the same category as the cash flows from the hedged items in the consolidated statements of cash flows. The fair value of the contracts, as of  September 30, 2021 and December 31, 2020, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of September 30, 2021, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $20.9 million, of which $20.9 million met the requirements of ASC Topic 815 and were designated as hedges.

As of December 31, 2020, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $31.8 million, of which $26.8 million met the requirements of ASC Topic 815 and were designated as hedges.

As of September 30, 2021, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset / (Liability)

October - December 2021	12,959	1.2455	(209)
January - March 2022	7,930	1.2452	(129)
	$20,889	1.2454	$(338)

As of September 30, 2021 and December 31, 2020, the notional amount of the Company's interest rate swap designated as a cash flow hedge was $70 million.

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of September 30, 2021 Fair Value Asset (Liability)	As of December 31, 2020 Fair Value Asset (Liability)
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$(338)	$3,254
Interest rate swap contract designated as a cash flow hedge (net)	Derivative instruments	(37)	$(213)
Foreign Currency forward contracts not designated as cash flow hedges (net)	Derivative instruments	-	606
Total foreign currency and interest swap forward contracts (net)	Derivative instruments	$(375)	$3,647

Movement in accumulated other comprehensive income (AOCI) balance for the three months ended September 30, 2021 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - June 30, 2021	$1,424	$(327)	$1,097
Other comprehensive income (loss) before reclassifications	(654)	153	(501)
Amount reclassified from AOCI	(1,150)	266	(884)
Other comprehensive income (loss) for the three months ended September 30, 2021	(1,804)	419	(1,385)

Ending AOCI Balance - September 30, 2021	$(380)	$92	$(288)

Movement in accumulated other comprehensive income (AOCI) balance for the nine months ended September 30, 2021 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2020	$3,038	$(702)	$2,336
Other comprehensive income (loss) before reclassifications	148	(33)	115
Amount reclassified from AOCI	(3,566)	827	(2,739)
Other comprehensive income (loss) for the nine months ended September 30, 2021	(3,418)	794	(2,624)

Ending AOCI Balance - September 30, 2021	$(380)	$92	$(288)

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended September 30, 2021 and 2020 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$967
Foreign currency forward contracts for the three months ended September 30, 2021	$(466)	Cost of revenues	$219

Interest rate swap contract for the three months ended September 30, 2021	$(35)	Interest expense, net	$(36)

		Operating expenses	$(43)
Foreign currency forward contracts for the three months ended September 30, 2020	$762	Cost of revenues	$(12)

Interest rate swap contract for the three months ended September 30, 2020	$13	Interest expense, net	$(4)

Effects of derivative instruments on income and other comprehensive income (OCI) for the nine months ended September 30, 2021 and 2020 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$3,004
Foreign currency forward contracts for the nine months ended September 30, 2021	$42	Cost of revenues	$643

Interest rate swap contract for the nine months ended September 30, 2021	$73	Interest expense, net	$(81)

		Operating expenses	$(290)
Foreign currency forward contracts for the nine months ended September 30, 2020	$1,039	Cost of revenues	$(82)

Interest rate swap contract for the nine months ended September 30, 2020	$(141)	Interest expense, net	$(4)

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company recorded the following fair value adjustments on settled and outstanding contracts (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
Forward currency contracts not designated as hedges:	2021	2020	2021	2020

Gain (loss) on settlement	$336	$(18)	$883	$(162)

Gain (loss) on change in fair value	$(249)	$177	$(606)	$261

6. Goodwill and Other Intangible Assets

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance is $116.3 million as of  September 30, 2021 and $116.3 million as of December 31, 2020. The Company's goodwill relates 7% ($8.6 million) to its Fiber Internet Services operating segment, nil to its Mobile Services operating segment and 93% ($107.7 million) to its Domain Services operating segment.

Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present. No impairment was recognized during the three and nine months ended September 30, 2021 and 2020.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended  September 30, 2021 and September 30, 2020, the Company assessed that all domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should be renewed.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years.

Net book value of acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, June 30, 2021	$11,156	$1,135	$5,986	$23,273	$-	$1,145	$42,695
Acquisition of customer relationships	-	-	-	6	-	-	6
Amortization expense	-	-	(518)	(1,749)	-	(21)	(2,288)
Balances, September 30, 2021	$11,156	$1,135	$5,468	$21,530	$-	$1,124	$40,413

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, December 31, 2020	$11,157	$1,135	$7,021	$26,664	$274	$1,193	$47,444
Acquisition of customer relationships	-	-	-	221	-	-	221
Acquisition of network rights	-	-	-	-	-	2	2
Additions to/(disposals from) domain portfolio, net	(1)	-	-	-	-	-	(1)
Amortization expense	-	-	(1,553)	(5,355)	(274)	(71)	(7,253)
Balances, September 30, 2021	$11,156	$1,135	$5,468	$21,530	$-	$1,124	$40,413

The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
Remainder of 2021	$2,343
2022	9,377
2023	8,684
2024	3,227
2025	2,587
Thereafter	1,904
Total	$28,122

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

The Amended 2019 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Amended 2019 Credit Facility requires that the Company to comply with the following financial covenants: (i) at all times, a Total Funded Debt to Adjusted EBITDA Ratio (as defined in the Amended 2019 Credit Agreement) of 3.50:1; and (ii) with respect to each fiscal quarter, an Interest Coverage Ratio (as defined in the Amended 2019 Credit Agreement) of not less than 3.00:1. Further, the Company’s maximum annual Capital Expenditures cannot exceed 110% of the forecasted capital expenditures of its annual business plan. In addition, share repurchases require the Lenders’ consent if the Company’s Total Funded Debt to Adjusted EBITDA ratio exceeds 2.00:1. During the three and nine months ended September 30, 2021, and the three and nine months ended September 30, 2020 the Company was in compliance with these covenants.

Borrowings under the Amended 2019 Credit Facility will accrue interest and standby fees based on the Company’s Total Funded Debt to Adjusted EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:
Availment type or fee	Less than 1.00	Greater than or equal to 1.00 and less than 2.00	Greater than or equal to 2.00 and less than 2.50	Greater than or equal to 2.50
Canadian dollar borrowings based on Bankers’ Acceptance or U.S. dollar borrowings based on LIBOR (Margin)	1.50%	1.85%	2.35%	2.85%
Canadian or U.S. dollar borrowings based on Prime Rate or U.S. dollar borrowings based on Base Rate (Margin)	0.25%	0.60%	1.10%	1.60%
Standby fees	0.30%	0.37%	0.47%	0.57%

The following table summarizes the Company’s borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	September 30, 2021	December 31, 2020

Revolver	$150,400	$122,400
Less: unamortized debt discount and issuance costs	(463)	(667)
Total loan payable	149,937	121,733
Less: loan payable, current portion	-	-
Loan payable, long-term portion	$149,937	$121,733

The following table summarizes our scheduled principal repayments as of  September 30, 2021 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2021	$-
2022	-
2023	150,400
$150,400

8. Income Taxes:

For the three months ended September 30, 2021, the Company recorded an income tax recovery of$0.3 million on net income before income taxes of $1.1 million, using an estimated effective tax rate for the fiscal year ending December 31, 2021 (“Fiscal 2021”).  Our income tax recovery includes a $0.8 million tax recovery related to discrete adjustments resulting from foreign exchange and mark-to-market adjustments as well as the inclusion of a $0.2 million tax recovery related to ASU No. 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense (recovery).

Comparatively, for the three months ended  September 30, 2020, the Company recorded an income tax expense of $0.8 million on income before income taxes of $1.6 million, using an estimated effective tax rate for the fiscal year ending  December 31, 2020 (“Fiscal 2020”) adjusted for certain minimum state taxes as well as the inclusion of a $0.3 million tax expense related to ASU 2016-09. Our effective tax rate for the three months ended  September 30, 2020 is also adversely impacted by discrete adjustments resulting from finalization of prior period tax filings and a change in the geographical mix of income.

For the nine months ended September 30, 2021, the Company recorded an income taxexpenseof$0.7 million on income before income taxes of $6.0 million, using an estimated effective tax rate for Fiscal 2021.  Our income tax expense includes a $1.6 million tax recovery related to discrete adjustments resulting from foreign exchange and mark-to-market adjustments as well as the inclusion of a $0.4 million tax recovery related to ASU 2016-09.

Comparatively, for the nine months ended  September 30, 2020, we recorded an income tax expense of $2.4 million on net income before income taxes of $6.1 million, using an estimated effective tax rate for Fiscal 2020 adjusted for certain minimum state taxes, as well as the inclusion of a $0.1 million tax expense related to ASU 2016-09. Our effective tax rate for the nine months ended  September 30, 2020 is also also adversely impacted by discrete adjustments resulting from finalization of prior period tax filings and a change in the geographical mix of income.

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

In connection with the eNom acquisition in 2017, we acquired deferred tax liabilities primarily composed of prepaid registry fees. As a result, we aligned our tax methodology pertaining to the deductibility of prepaid registry fees for our other subsidiaries. In the first quarter of 2019, we determined that we were in technical violation with respect to the administrative application of the accounting method change relating to the deductibility of prepaid registry fees for these additional subsidiaries. In February 2019, the Company filed an application for relief ("9100 Relief") to correct the issue. In November 2019, the Company was granted 9100 Relief and was given 30 days to file the appropriate forms based on prescribed instructions. The Company filed the forms in December 2019 and now awaits the final IRS response and acceptance of the change in accounting method. Management is of the view that it is more likely than not that the IRS will accept the 9100 Relief and filing of the prescribed forms. As such, no additional tax uncertainties or related interest or penalties have been recorded as at September 30, 2021.

The Company recognizes accrued interest and penalties related to income taxes in income tax expense. The Company did not have significant interest and penalties accrued at  September 30, 2021 and December 31, 2020 respectively.

9. Basic and Diluted Earnings per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of US dollars, except for share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Numerator for basic and diluted earnings per common share:
Net income for the period	$1,375	$716	$5,331	$3,707

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,679,309	10,577,731	10,643,798	10,585,785
Effect of outstanding stock options	140,407	105,077	156,563	93,377
Diluted weighted average number of shares outstanding	10,819,716	10,682,808	10,800,361	10,679,162

Basic earnings per common share	$0.13	$0.07	$0.50	$0.35

Diluted earnings per common share	$0.13	$0.07	$0.49	$0.35

For the three months ended September 30, 2021, options to purchase 92,470 common shares were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares for the period as compared to the three months ended September 30, 2020, where 87,659 outstanding options were not included in the computation.

For the nine months ended September 30, 2021, options to purchase 44,150 common shares were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares for the period as compared to the nine months ended September 30, 2020, where 130,876 outstanding options were not included in the computation.

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

Mobile platform services agreements contain both MSE services and professional services. MSE services represent a single promise to provide continuous access (i.e. a stand-ready performance obligation) to the platform and software solutions. As each month of providing access to the platform is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, the performance obligation is comprised of a series of distinct service periods. Consideration for these arrangements includes both a fixed component and a variable component that varies each month depending on the number of subscribers hosted on the platform. These professional services can include implementation, training, consulting or software development/modification services. Revenues from arrangements to provide professional services are generally distinct from the other promises in the contract(s) and are recognized as the related services are performed. Consideration payable under the professional service arrangements is included with the variable consideration from the mobile platform services, which would represent variable consideration estimated using the most likely amount based on the range of hours expected to be incurred in providing the services. Where consideration for professional services is included in the consideration for mobile platform services, the Company estimates the standalone selling price (“SSP”) for professional services based on observable standalone sales, and applies the residual approach to estimate the SSP for mobile platform services. The total variable consideration is estimated at contract inception (considering any constraints that may apply and updating the estimates as new information becomes available) and the transaction price is allocated to the performance obligations based on the relative SSP basis and recognized over the period to which it relates.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fiber Internet Services:
Fiber Internet Services	$6,672	$4,657	17,868	13,379

Mobile Services:
Retail mobile services	2,309	7,019	$6,872	$44,734
Mobile platform services	3,564	376	6,370	376
Other professional services	2,619	1,457	6,536	1,457
Total Mobile	8,492	8,852	19,778	46,567

Domain Services:
Wholesale
Domain Services	47,081	47,261	141,954	139,430
Value Added Services	4,862	4,380	15,424	13,429
Total Wholesale	51,943	51,641	157,378	152,859

Retail	8,786	9,161	26,837	27,613
Total Domain Services	60,729	60,802	184,215	180,472

	$75,893	$74,311	$221,861	$240,418

During the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020 no customer accounted for more than 10% of total revenue.

At September 30, 2021, one customer represented 48% of accounts receivables.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Fiber Internet Services:
Fiber Internet Services	$3,653	$1,682	$9,314	$5,063

Mobile Services:
Retail mobile services	1,701	3,440	4,242	21,957
Mobile platform services	120	-	271	-
Other professional services	1,813	1,267	5,219	1,267
Total Mobile	3,634	4,707	9,732	23,224

Domain Services:
Wholesale
Domain Services	37,109	36,812	110,593	109,635
Value Added Services	688	689	1,867	2,178
Total Wholesale	37,797	37,501	112,460	111,813

Retail	4,456	4,440	13,354	13,208
Total Domain Services	42,253	41,941	125,814	125,021

Network Expenses:
Network, other costs	3,445	2,612	10,295	7,513
Network, depreciation and amortization costs	4,643	3,315	12,688	9,902
Network, impairment	241	113	302	1,638
Total Network Expenses	8,329	6,040	23,285	19,053

	$57,869	$54,370	$168,145	$172,361

Contract Balances

The following tables provide information about contract assets and contract liabilities (deferred revenue) from contracts with customers. The Company accounts for contract assets and liabilities on a contract-by-contract basis, with each contract presented as either a net contract asset or a net contract liability accordingly.

Some of the Company’s long-term contracts with customers are billed in advance of service, such as domain contracts and some professional service contracts. Consideration received from customers related to performance obligations which have not yet been satisfied are contract liabilities and recorded as deferred revenues.

Deferred revenue primarily relates to the portion of the transaction price received in advance related to the unexpired term of domain name registrations and other domain related value-added services, on both a wholesale and retail basis, net of external commissions.

Significant changes in deferred revenue for the nine months ended September 30, 2021 were as follows (Dollar amounts in thousands of U.S. dollars):

Deferred revenue:

September 30, 2021

Balance, beginning of period	$152,245
Deferred revenue	176,441
Recognized revenue	(176,699)
Balance, end of period	$151,987

The Company receives consideration for long-term mobile platform service contracts, which we collect variably each month depending on the number of subscribers hosted on the platform (subject to certain minimums) as well as through certain fixed platform fees and credits. Contract assets are recorded for services delivered under long-term mobile platform services contracts, to the extent that the services delivered exceed the services which have been billed to the customer at the reporting date. Contract assets are transferred to receivables when the rights to consideration become unconditional. All contract assets transfer to receivables within three months of when they are recognized.

Contract assets:

September 30, 2021

Balance, beginning of period	$-
Consideration recognized as revenue	2,783
Transferred to receivables	-
Balance, end of period	$2,783

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

Professional service revenue related to mobile platform services may be deferred over the period not exceeding the term of the contract.

11. Costs to obtain and fulfill a Contract

Deferred costs of fulfillment

Deferred costs to fulfill contracts primarily consist of domain registration costs which have been paid to a domain registry, and are capitalized as deferred costs of fulfillment. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. The Company also defers certain technology design and data migration costs it incurs to fulfil its performance obligations contained in our MSE arrangements. For the nine months ended September 30, 2021, the Company deferred $130.5 million and amortized $128.4 million of contract costs. There was no impairment loss recognized in relation to the costs capitalized during the nine months ended September 30, 2021. Amortization expense of deferred costs is included in cost of revenue.

The breakdown of the movement in the prepaid domain name registry and ancillary services fees balance for the nine months ended September 30, 2021 is as follows (Dollar amounts in thousands of U.S. dollars).

September 30, 2021

Balance, beginning of period	$111,066
Deferral of costs	130,520
Recognized costs	(128,390)
Balance, end of period	$113,196

12. Leases

We lease datacenters, corporate offices and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Lease Cost (leases with a total term greater than 12 months)	$674	$569	$1,812	$1,644
Short-term Lease Cost (leases with a total term of 12 months or less)	21	76	103	449
Variable Lease Cost	179	164	421	437
Total Lease Cost	$874	$809	$2,336	$2,530

Lease Cost is presented in general and administrative expenses and network expenses within our consolidated statements of operations and comprehensive income.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Supplemental cashflow information:	2021	2020	2021	2020
Operating Lease - Operating Cash Flows (Fixed Payments)	$2,929	$571	$4,040	$1,560
Operating Lease - Operating Cash Flows (Liability Reduction)	$590	$475	$1,538	$1,273
New ROU Assets - Operating Leases	$4,188	$1,030	$6,751	$1,941

Supplemental balance sheet information related to leases:	September 30, 2021	December 31, 2020
Weighted Average Discount Rate	3.18%	3.87%
Weighted Average Remaining Lease Term	8.29 yrs	8.24 yrs

Maturity of lease liability as of  September 30, 2021 (Dollar amounts in thousands of U.S. dollars):

September 30, 2021
Remaining of 2021	$725
2022	2,965
2023	3,001
2024	2,176
2025	1,470
Thereafter	5,012
Total future lease payments	15,349
Less imputed interest	1,658
Total	$13,691

Operating lease payments include payments under the non-cancellable term, without any additional amounts related to options to extend lease terms that are reasonably certain of being exercised.

As of September 30, 2021, we have not entered into lease agreements that have not yet commenced.

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

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in “Note 10 – Revenue”), which is regularly reported to the chief operating decision maker, and the reconciliations thereof to our income before taxes, are set out in the following tables (Dollar amounts in thousands of US dollars):

	Fiber Internet Services	Mobile Services	Domain Services	Corporate	Consolidated Totals
For the Three Months Ended September 30, 2021

Net Revenues	$6,672	$8,492	$60,729	$-	$75,893
Direct cost of revenues	3,653	3,634	42,253	-	49,540
Segment Gross Margin	3,019	4,858	18,476	-	26,353

Adjusted EBITDA	$(4,358)	$7,648	$12,024	$(3,109)	$12,205

	Fiber Internet Services	Mobile Services	Domain Services	Corporate	Consolidated Totals
For the Three Months Ended September 30, 2020

Net Revenues	$4,657	$8,852	$60,802	$-	$74,311
Direct cost of revenues	1,682	4,707	41,941	-	48,330
Segment Gross Margin	2,975	4,145	18,861	-	25,981

Adjusted EBITDA	$(1,052)	$5,182	$12,024	$(2,884)	$13,270

	Fiber Internet Services	Mobile Services	Domain Services	Corporate	Consolidated Totals
For the Nine Months Ended September 30, 2021

Net Revenues	$17,868	$19,778	$184,215	$-	$221,861
Direct cost of revenues	9,314	9,732	125,814	-	144,860
Segment Gross Margin	8,554	10,046	58,401	-	77,001

Adjusted EBITDA	$(10,272)	$17,411	$38,595	$(9,651)	$36,083

	Fiber Internet Services	Mobile Services	Domain Services	Corporate	Consolidated Totals
For the Nine Months Ended September 30, 2020

Net Revenues	$13,379	$46,567	$180,472	$-	$240,418
Direct cost of revenues	5,063	23,224	125,021	-	153,308
Segment Gross Margin	8,316	23,343	55,451	-	87,110

Adjusted EBITDA	$(3,185)	$14,035	$35,922	$(8,648)	$38,124

Reconciliation of Adjusted EBITDA to Income before Provision for Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of US Dollars)	2021	2020	2021	2020
(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Adjusted EBITDA	$12,205	$13,270	$36,083	$38,124
Depreciation of property and equipment	4,758	3,110	12,728	9,255
Impairment and loss on disposition of property and equipment	470	113	536	1,638
Amortization of intangible assets	2,288	2,645	7,253	8,776
Impairment of definite life intangible assets	-	-	-	1,431
Write-down on disposal of Ting Mobile customer assets	-	3,513	-	3,513
Interest expense, net	1,169	760	3,108	2,756
Accretion of contingent consideration	96	86	287	258
Stock-based compensation	1,126	1,016	3,357	2,664
Unrealized loss (gain) on change in fair value of forward contracts	249	(175)	606	(263)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	72	81	178	479
Acquisition and other costs[1]	901	565	2,034	1,520

Income before provision for income taxes	$1,076	$1,556	$5,996	$6,097

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

(b)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of US dollars):

	September 30, 2021	December 31, 2020

Canada	$2,117	$2,521
United States	153,080	114,968
Europe	39	41
	$155,236	$117,530

(c)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of US dollars):

	September 30, 2021	December 31, 2020

Canada	$1,636	$2,385
United States	26,486	32,767
	$28,122	$35,152

(d)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region (Dollar amounts in thousands of US dollars):

	September 30, 2021	December 31, 2020

Germany	$153	$226
	$153	$226

(e)           Valuation and qualifying accounts (Dollar amounts in thousands of US dollars):

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period

Nine Months Ended September 30, 2021	$222	$-	$12	$210
Twelve months ended December 31, 2020	$131	$91	$-	$222

14. Stockholders' Equity:

The following table summarizes stockholders' equity transactions for the three-month period and nine-month period ended (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained	comprehensive	stockholders'
	Number	Amount	capital	earnings	income (loss)	equity

Balances, June 30, 2021	10,665,514	$23,457	$2,208	$84,062	$1,097	$110,824

Exercise of stock options	46,753	2,063	(695)	-	-	1,368
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(15,488)	-	(89)	-	-	(89)
Stock-based compensation	-	-	1,126	-	-	1,126
Net income	-	-	-	1,375	-	1,375
Other comprehensive income (loss)	-	-	-	-	(1,385)	(1,385)
Balances, September 30, 2021	10,696,779	$25,520	$2,550	$85,437	$(288)	$113,219

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained	comprehensive	stockholders'
	Number	Amount	capital	earnings	income (loss)	equity

Balances, December 31, 2020	10,612,414	$20,798	$1,458	$80,106	$2,336	$104,698

Exercise of stock options	120,778	4,722	(1,878)	-	-	2,844
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(36,413)	-	(387)	-	-	(387)
Stock-based compensation	-	-	3,357	-	-	3,357
Net income	-	-	-	5,331	-	5,331
Other comprehensive income (loss)	-	-	-	-	(2,624)	(2,624)
Balances, September 30, 2021	10,696,779	$25,520	$2,550	$85,437	$(288)	$113,219

2021 Stock Buyback Program

On  February 9, 2021, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on  February 10, 2021 and will terminate on or before  February 9, 2022. For the three and nine months ended September 30, 2021, the Company did not repurchase shares under this program.

2020 Stock Buyback Program

On February 12, 2020, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 13, 2020 and terminated on February 12, 2021. For the nine months ended September 30, 2021, the Company did not repurchase shares under this program. For the three months ended  September 30, 2020, the Company did not repurchased shares under this program. For the nine months ended  September 30, 2020, the Company repurchased 101,816 shares under this program for total consideration of $5.0 million.

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

Details of stock option transactions for the three months ended  September 30, 2021 and  September 30, 2020 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	991,097	$61.81	897,278	$53.41
Granted	26,675	76.93	23,800	68.30
Exercised	(46,803)	46.47	(38,102)	38.58
Forfeited	(14,087)	68.95	(10,678)	60.54
Expired	(648)	56.40	(636)	58.77
Outstanding, end of period	956,234	62.88	871,662	54.38
Options exercisable, end of period	470,317	$54.87	436,862	$48.57

Details of stock option transactions for the nine months ended  September 30, 2021 and  September 30, 2020 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	845,020	$55.31	754,497	$49.94
Granted	265,725	79.18	219,325	60.18
Exercised	(120,828)	45.36	(80,037)	26.87
Forfeited	(31,649)	64.54	(18,993)	60.41
Expired	(2,034)	60.17	(3,130)	59.64
Outstanding, end of period	956,234	62.88	871,662	54.38
Options exercisable, end of period	470,317	$54.87	436,862	$48.57

As of September 30, 2021, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$19.41 - $19.95	24,500	$19.56	0.6	$1,455	24,500	$19.56	0.6	$1,455
$21.10 - $21.10	20,892	21.10	1.3	1,209	20,892	21.10	1.3	1,209
$37.35 - $37.35	4,375	37.35	0.3	182	4,375	37.35	0.3	182
$46.90 - $48.00	13,000	47.36	4.3	411	7,000	47.29	3.3	222
$51.82 - $59.98	253,656	55.57	2.8	5,930	239,131	55.59	2.7	5,586
$60.01 - $68.41	360,661	62.02	4.8	6,107	164,219	63.07	4.5	2,607
$72.50 - $79.87	279,150	78.69	6.4	185	10,200	72.64	6.2	65
	956,234	$62.88	4.6	$15,479	470,317	$54.87	3.2	$11,326

Total unrecognized compensation cost relating to unvested stock options at September 30, 2021, prior to the consideration of expected forfeitures, is approximately $10.3 million and is expected to be recognized over a weighted average period of 2.8 years.

The Company recorded stock-based compensation of $1.1 million for the three months ended September 30, 2021, and $1.0 million for the three months ended September 30, 2020, respectively.

The Company recorded stock-based compensation of $3.4 million for the nine months ended September 30, 2021, and $2.7 million nine months ended September 30, 2020, respectively.

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at September 30, 2021 (Dollar amounts in thousands of U.S. dollars):

	September 30, 2021
	Fair Value Measurement Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument liability, net	$-	$(375)	$-	$(375)

Total liability, net	$-	$(375)	$-	$(375)

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

17. Other income:

On August 1, 2020, the Company entered into an Asset Purchase Agreement (the “DISH Purchase Agreement”), by and between the Company and DISH Wireless L.L.C.(“DISH”). Under the DISH Purchase Agreement and in accordance with the terms and conditions set forth therein, the Company sold to DISH its mobile customer accounts that are marketed and sold under the Ting brand (other than certain customer accounts associated with one network operator) (“Transferred Assets”) and derecognized intangible assets and capitalized contract costs associated with the Transferred Assets in the amount of $3.5 million. For a period of 10 years following the execution of the DISH Purchase Agreement, DISH will pay a monthly fee to the Company generally equal to an amount of net revenue received by DISH in connection with the transferred customer accounts minus certain fees and expenses, as further set forth in the DISH Purchase Agreement. The gain is presented net of the original cost base of the Transferred Assets. The Company earned $5.6 million and $15.8 million under the DISH Purchase Agreement during the three and nine months ended September 30, 2021, respectively. The Company earned $4.6 million under the DISH Purchase Agreement during the three and nine months ended September 30, 2020.

(Dollar amounts in thousands of U.S. dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Write-down of Ting Mobile intangible assets		$(2,581)		$(2,581)
Write-down of Ting Mobile contract costs		(932)		(932)
Income earned on sale of Transferred Assets	$5,564	$4,603	$15,767	$4,603
Gain on sale of Ting Customer Assets	$5,564	$1,090	$15,767	$1,090

18. Contingencies:

From time to time, the Company has legal claims and lawsuits in connection with its ordinary business operations. The Company vigorously defends such claims. While the final outcome with respect to any actions or claims outstanding or pending as of  September 30, 2021 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

19. Subsequent events:

a.	On October 1, 2021, the Company acquired the domain registry related assets of UNR Corp., UNR Inc. and Uni Naming and Registry Ltd. (each a seller and collectively "UNR") for consideration of $3.0 million less the estimated assumed working capital liabilities of $0.5 million. At the issue date of these financial statements the fair value of the asset has not been determined.
b.	On October 26, 2021, the Company entered into a Second Amended and Restated Senior Secured Credit Agreement (the “Second Amended 2019 Credit Agreement”) with the Lenders and Toronto-Dominion Bank (collectively the “New Lenders”) to, among other things, increase the existing revolving credit facility from $180 million to $240 million. The Amended Credit Agreement provides the Company with access to an aggregate of $240 million in committed funds. Under the Amended Credit Agreement, the Company has agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.50:1.00 until March 31, 2023 and 4.00:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. The Amended Credit Agreement also provides for two additional interest rate tiers if the Company exceeds a 3.50x Total Funded Debt to Adjusted EBITDA Ratio.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things: the competition we expect to encounter as our business develops and competes in a broader range of Internet services; the Company's foreign currency requirements, specifically for the Canadian dollar; Mobile Services Platform, and fixed Internet access subscriber growth and retention rates; our belief regarding the underlying platform for our domain services, our expectation regarding the trend of sales of domain names and advertising; our expectations regarding portfolio revenue, our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds, our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; the impact of the COVID-19 pandemic on our business, operations and financial performance; and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

Our management regularly reviews our operating results on a consolidated basis, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our management regularly reviews revenues, operating results and performance for each of our service offerings in order to gain more depth and understanding of the key business metrics driving our business. Commencing in the first quarter of 2021, our Chief Executive Officer (CEO), who is also our chief operating decision maker, reviewed the operating results of Mobile Services and Fiber Internet Services as two distinct segments in order to make key operating decisions as well as evaluate segment performance. Accordingly, effective January 1, 2021 we report Fiber Internet Services, Mobile Services and Domain Services revenue separately. Additionally, we have adjusted segment reporting to include adjusted EBITDA as a key measure of segment performance in addition to our existing key measure of segment performance, gross profit.

For the three months ended September 30, 2021 and September 30, 2020, we reported revenue of $75.9 million and $74.3 million, respectively.

For the nine months ended September 30, 2021 and September 30, 2020, we reported revenue of $221.9 million and $240.4 million, respectively.

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

Wholesale, primarily branded as OpenSRS, eNom, EPAG and Ascio, derives revenue from its domain service and from providing value-added services. The OpenSRS, eNom, EPAG and Ascio domain services manage 25.4 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations, which has increased by 0.4 million domain names since September 30, 2020. The increase is driven by increased registrations experienced by our brands during COVID-19, as more businesses established an online presence, offset by the continued erosion of registrations related to non-core customers from our eNom brand.

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

Retail, primarily the Hover and eNom portfolio of websites, including eNom, and eNom Central, derive revenues from the sale of domain name registration, email services to individuals and small businesses. Retail also includes our Personal Names Service – based on over 36,000 surname domains – that allows roughly two-thirds of Americans to purchase a surname-based email address. The retail segment now includes the sale of the rights to its portfolio of surname domains used in connection with our Realnames email service, however the Company expects surname portfolio revenue to materially decline through Fiscal 2021 and thereafter. Retail also includes our Exact Hosting Service, that provides Linux hosting services for websites of individuals and small businesses.

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

Ting Internet	September 30,
	2021	2020
	(in '000's)
Ting Internet accounts under management	23	14
Ting Internet serviceable addresses (1)	75	50

(1)	Defined as premises to which Ting infrastructure, or Ting's network partner Westminster, have the capability to provide a customer connection in a service area.

Domain Services	For the Three Months Ended September 30,(1)
	2021	2020
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	4,145	4,460
Domains under management

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.

Domain Services	For the Nine Months Ended September 30,(1)
	2021	2020
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	13,371	13,963
Domains under management

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.

Domain Services	September 30,
	2021	2020
	(in 000's)
Registered using Registrar Accreditation belonging to the Tucows Group	19,195	19,598
Registered using Registrar Accreditation belonging to Resellers	6,235	5,429
Total domain names under management	25,430	25,027

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

Mobile Services

The prior year sale of substantially all of the Company’s mobile customer base and pivot from MVNO to MSE was a strategic shift for our Mobile Services segment. At this time, DISH is our sole customer and represents 100% of our MSE platform and professional services revenues until such time that we are able to scale our services to other customers interested in our enablement services. With all our MSE platform and professional services revenues concentrated with one customer, we are exposed to significant risk if we are unable to maintain this customer relationship or establish new relationships in the future. Additionally, our revenues as an MSE are directly tied to the subscriber volumes of DISH's MVNO or MNO networks, so our profitability is contingent on the ability of DISH to continue to add subscribers onto our platform.

Additionally, as described above, the Company is entitled to a long-term payment stream that is a function of the margin generated by the transferred subscribers over the 10-year term of the DISH Purchase agreement. This consideration structure may not prove to be successful or profitable in the long-term to us if the existing subscriber base churns at an above average rate. Additionally, given DISH controls the revenues and costs incurred associated with the acquired subscribers, there could arise a situation where profitability for the subscriber base is diminished either by lower price points or cost inflation.

As part of the transactions contemplated by the DISH Purchase agreement in the prior year, the Company retained a small number of customer accounts associated with one MNO agreement that was not reassigned to DISH at time of sale. We continue to be subject to the minimum revenue commitments previously agreed to with this excluded MNO agreement. The Company is able to continue adding customers under the excluded MNO network working with DISH in order to meet the commitment. However, with no direct ability to change customer pricing or renegotiate contract costs or terms, the Company may be unable to meet the minimum commitments with this MNO partner and could incur significant and recurring penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO.

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

Current COVID-19 Response

Our Employees

Tucows is a global business and has long encouraged a culture of remote work even prior to this global pandemic. Since the onset of this pandemic, all employees who could conceivably work from home were and continue to be encouraged to do so. Tucows continues to actively and strongly encourage its workforce to heed travel, vaccination, and all other emergency advisories, including social distancing and where appropriate, self-isolation. Given our experience with remote work prior to COVID-19, we have not and do not expect to have productivity issues while the overwhelming majority of our office-based workforce is dispersed. For the small group of employees who are required to travel for work or who are unable work from home during this time, including our order fulfillment and Fiber installation teams, many of whom work in the field or fulfillment centers, they are required to be vaccinated, practice social distancing and to continue to follow hygiene best practices and safety protocols as outlined by the Centers for Disease Control and Prevention. In the prior year, the Ting Fiber Internet team established an installation solution for our employees and customers that minimizes risks associated with person-to-person contact and they continue to effectively deploy this installation solution currently.

Our Customers

We recognize the important role we play within the Internet space and are committed to continue providing quality service during the COVID-19 outbreak. Across our three segments, Domain Name Services and our Mobile Services segments do not rely on in-person interaction or the supply chain in the same way physical products and services do. We continue to provide uninterrupted services for all Domains and Mobile related services. Our Fiber Internet business does not have bandwidth caps or other such limitations. Likewise, our networks are built with the capacity to accommodate future needs. To help our customers remain connected at home during this time, we upgraded all our lower-tier fiber customers to symmetrical gigabit access at no charge. Any additional traffic from our customers working from home has not had and is not expected to have any negative impact on connectivity. As discussed above, our modified safe-install solution was implemented in early May 2020. Even with a Fiber Internet install solution that minimizes contact risks and vaccinated service personnel, customers may be unwilling to have service personnel visit their homes or offices.

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

Current and expected COVID-19 Impacts

Financial & Operational Impacts

Further to the below discussion within this Quarterly Report around the financial condition and results of operations for the current period financial results, the current impact from COVID-19 has been limited so far in 2021. Over the past year, we've monitored the situation and its impacts on our businesses but have ultimately seen trends stabilize, with continued recovery in U.S. markets due to large-scale vaccination programs. Management continues to assess the impact regularly but expects limited impact through the remainder of 2021, should the COVID-19 pandemic persist. On a segment basis, our current assessment is as follows:

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

Mobile Services:

The Company now only retains a small subset of customers to which it continues to provide retail mobile services. COVID-19 has impacted the demand for our Mobile Services as customer usage patterns have changed, which has had a corresponding negative impact on our revenues over the past year. However, we do not expect the impact to significantly worsen over the coming months or year, as we have seen usage normalize during the current period due to seasonally warmer weather and continued vaccine roll-out across the U.S. Our new MSE platform and professional services businesses are completely online and do not rely on physical storefronts to attract or service customers’ needs. We are prepared to continue providing uninterrupted Mobile related enablement services to our MVNO customers. We have not and do not expect a negative COVID-19 impact on our new MSE platform and professional services revenue, nor do we expect any impact to substantially worsen over the coming months.

Domain Services:

Domain Services are foundational to the functioning of the Internet. Services like individual and wholesale domain names, email and hosting do not rely on in-person interaction or the supply chain in the same way physical products and services do. We have not experienced any negative COVID-19 related impacts, either financially or operationally for Domains related services, across our OpenSRS, eNom, Ascio, EPAG & Hover brands. As more businesses faced the reality of prolonged physical shutdown and moved to establish an online presence, we have seen growth in this segment over the course of the pandemic, where total domains under management increased by 1.5 million since March 31, 2020. This growth rate in domains under management was driven by the pandemic, and may not be sustained in the future as domain registrations plateau and renewal rates slow. Our results of operations for the current period financial results are in line with management’s expectation for the period given product, customer mix and current brand trajectories. We will continue to monitor the impact but do not foresee any negative financial or operational impacts associated with this segment.

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

RESULTS OF OPERATIONS FOR THE three and nine months ended September 30, 2021 AS COMPARED TO THE three and nine months ended September 30, 2020

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

Mobile Platform Services

            Tucows' MSE platform provides network access, provisioning and billing services for MVNOs as well as a fixed number of professional service hours. Our MVNO customers are billed monthly, on a postpaid basis. The monthly fees are variable, based on the volume of their subscribers utilizing the platform during a given month, to which minimums may apply. Customers may also be billed fixed platform fees and granted fixed credits as part of the consideration for long-term contracts. Consideration received for MSE platform services is allocated to MSE services and professional services and recognized as each service obligation is fulfilled. Fixed fees for Mobile Platform Services are recognized into revenue evenly over the service period, while variable usage fees are recognized each month as they are consumed. Professional services revenue is recognized as the hours of professional services granted to the customer are used or expire. When consideration for Mobile Platform Services is received before the service is delivered, the revenue is initially deferred and recognized only as the Company performs its obligation to provide services. Likewise, if Mobile Platform Services are delivered before the Company has the unconditional right to invoice the customer, revenue is recognized as a Contract Asset.

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

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Fiber Internet Services:
Fiber Internet Services	$6,672	$4,657	$17,868	$13,379

Mobile Services:
Retail mobile services	2,309	7,019	6,872	44,734
Mobile platform services	3,564	376	6,370	376
Other professional services	2,619	1,457	6,536	1,457
Total Mobile	8,492	8,852	19,778	46,567

Domain Services:
Wholesale
Domain Services	47,081	47,261	141,954	139,430
Value Added Services	4,862	4,380	15,424	13,429
Total Wholesale	51,943	51,641	157,378	152,859

Retail	8,786	9,161	26,837	27,613
Total Domain Services	60,729	60,802	184,215	180,472

	$75,893	$74,311	$221,861	$240,418
Increase over prior period	$1,582		$(18,557)
Increase - percentage	2%		(8)%

The following table presents our revenues, by revenue source, as a percentage of total revenues (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Fiber Internet Services:
Fiber Internet Services	9%	6%	8%	6%

Network Access Services:
Mobile Services
Retail mobile services	3%	9%	3%	19%
Mobile platform services	5%	1%	3%	0%
Other professional services	3%	2%	3%	1%
Total Mobile	11%	12%	9%	20%

Domain Services:
Wholesale
Domain Services	62%	64%	64%	57%
Value Added Services	6%	6%	7%	6%
Total Wholesale	68%	70%	71%	63%

Retail	12%	12%	12%	11%
Total Domain Services	80%	82%	83%	74%

	100%	100%	100%	100%

Total net revenues for the three months ended September 30, 2021 increased by $1.6 million, or 2%, to $75.9 million from $74.3 million when compared to the three months ended September 30, 2020.  The three-month increase in revenue was driven by Fiber Internet Services, a result of the attraction of additional customers to Ting Internet from the continued buildout of our Fiber network footprint across the United States. This accounted for an increase of $2.0 million to total revenues in the current period. This increase was partially offset by reduced revenues attributable to both our Mobile Services and Domain Services segments of $0.4 million and $0.1 million, respectively. For Mobile Services, this segment was impacted by both the sale of the majority of the customer base of Ting Mobile to DISH Wireless and the shutdown of Roam Mobility brands in late Fiscal 2020. When compared to the three months ended September 30, 2020, the Mobile Services segment in the current period looks different as a result of our shift from MVNO to MSE. As part of the DISH Purchase Agreement, as a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement. This has been classified as Other Income and not considered revenue in the current period. For Domain Services, this is reflective of the normalization of domain name registration growth observed as a result of the COVID-19 pandemic.

Total net revenues for the nine months ended September 30, 2021 decreased by $18.5 million, or 8%, to $221.9 million from $240.4 million when compared to the nine months ended September 30, 2020.  The nine-month decrease in revenue was primarily driven by $26.8 million of reduced revenues attributable to our Mobile Services segment that was impacted by both the sale of the majority of the customer base of Ting Mobile to DISH Wireless and the shutdown of Roam Mobility brands in late Fiscal 2020. When compared to the nine months ended September 30, 2020, the Mobile Services segment in the current period looks different as a result of our shift from MVNO to MSE. As part of the DISH Purchase Agreement, as a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement. This has been classified as Other Income and not considered revenue in the current period. This decrease in overall revenues is partially offset by increases from both Fiber Internet Services and Domain Services of $4.5 million and $3.7 million, respectively. For Fiber Internet Services, this is a result of the attraction of additional customers to Ting Internet from the continued buildout of our Fiber network footprint across the United States. For Domain Services, this is reflective of the cumulative wholesale registration growth observed as a result of the COVID-19 pandemic creating the need for an online presence.

Deferred revenue from domain name registrations and other Mobile and Internet services at September 30, 2021 decreased by $0.2 million to $152.0 million from $152.2 million at December 31, 2020. This decrease was primarily driven by Mobile Services, accounting for $0.9 million of the decrease due to the recognition of previously deferred, bundled professional services revenues. These professional services revenues were recognized as the Company performed its obligation to provide these services to DISH during the first year of the DISH Purchase Agreement. This decrease from Mobile Services was partially offset by an increase of $0.4 million in deferred revenue from Fiber Internet Services, driven by an increased customer base relative to December 31, 2020; as well as a small increase from Domain services registrations of $0.3 million.

No customer accounted for more than 10% of total revenue during the three and nine months ended September 30, 2021 or the three and nine months ended September 30, 2020. DISH accounted for 48% of total accounts receivable as at September 30, 2021 and 59% of total accounts receivable as at December 31, 2020. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Fiber Internet Services

Revenues from Ting Internet and billing solutions generated $6.7 million in revenue during the three months ended September 30, 2021, up $2.0 million or 43% compared to the three months ended September 30, 2020. This growth is driven by subscriber growth across our Fiber network relative to the three months ended September 30, 2020, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States.

Revenues from Ting Internet and billing solutions generated $17.9 million in revenue during the nine months ended September 30, 2021, up $4.5 million or 34% compared to the nine months ended September 30, 2020. This growth is driven by subscriber growth across our Fiber network relative to the nine months ended September 30, 2020, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States.

As of September 30, 2021, Ting Internet had access to 75,000 serviceable addresses and 23,000 active subscribers under its management compared to having access to 50,000 serviceable addresses and 14,000 active subscribers under its management as of September 30, 2020. These figures include the increase in serviceable addresses and subscribers attributable to the acquisition of Cedar Holdings Group, Incorporated ("Cedar") in January 2020.

Mobile Services

Retail Mobile Services

Net revenues from Retail Mobile Services for the three months ended September 30, 2021 decreased by $4.7 million or 67% to $2.3 million as compared to the three months ended September 30, 2020. This decrease is a result of the significant changes to our Mobile Services segment that occurred during Fiscal 2020 as we transitioned from MVNO to MSE. These changes include both the shutdown of the Roam Mobility brands in the second quarter of 2020 followed by the sale of substantially all of the Ting Mobile customer base on August 1, 2020 to DISH. Ting Mobile accounts for substantially all of this decrease (of which $0.8 million is reduced device revenues and $3.7 million relates to service revenues), followed by Roam Mobility at less than $0.3 million of the total decrease.

Net revenues from Retail Mobile Services for the nine months ended September 30, 2021 decreased by $37.9 million or 85% to $6.9 million as compared to the nine months ended September 30, 2020. This decrease is a result of the significant changes to our Mobile Services segment that occurred during Fiscal 2020 as we transitioned from MVNO to MSE. These changes include both the shutdown of the Roam Mobility brands in the second quarter of 2020 followed by the sale of substantially all of the Ting Mobile customer base on August 1, 2020 to DISH. Ting Mobile accounts for substantially all of this decrease (of which $4.4 million is reduced device revenues and $32.1 million relates to service revenues), followed by Roam Mobility at $1.3 million of the total decrease.

The revenues earned from Retail Mobile Services for three and nine months ended September 30, 2021 is only reflective of the mobile telephony services and device revenues associated with the small group of customers retained by the Company from the sale of the historically larger Ting Mobile customer base to DISH. As mentioned above, the payout the Company receives from the aforementioned sale has been classified as Other Income and not considered revenue in the current period.

Mobile Platform Services

Net revenues from Mobile Platform Services for the three months ended September 30, 2021 increased by $3.2 million to $3.6 million as compared to the three months ended September 30, 2020. Similarly, net revenues from Mobile Platform Services for the nine months ended September 30, 2021 increased by $6.0 million to $6.4 million as compared to the nine months ended September 30, 2020. These increases are both a result of the new MSE business created as a result of the DISH Purchase Agreement in the prior year. Only two months of comparable revenues existed for the three and nine months ended September 30, 2020. During the current period, the net revenues recognized include both platform fee billings as well as revenues recognized from the previous deferral of bundled professional fees offered in connection with Mobile Platform Services. The Company has satisfied its obligations to provide any bundled professional services revenues recognized in the current period. Tucows' MSE platform provides network access, provisioning and billing services for MVNOs, of which DISH is currently our sole customer.

Other Professional Services

Net revenues from Other Professional Services for the three months ended September 30, 2021 increased by $1.1 million or 80% to $2.6 million as compared to the three months ended September 30, 2020. Similarly, net revenues from Other Professional Services for the nine months ended September 30, 2021 increased by $5.0 million or 349% to $6.5 million as compared to the nine months ended September 30, 2020. These increases are both a result of the new MSE business created as a result of the DISH Purchase Agreement in the prior year. Only two months of comparable revenues existed for the three and nine months ended September 30, 2020. Tucows' professional services include both standalone technology services development work and other transitional services including sales, marketing, customer support, order fulfillment, and data analytics for MVNOs, of which DISH is currently our sole customer.

Domain Services

Wholesale - Domain Services

During the three months ended September 30, 2021, Wholesale domain services revenue decreased by $0.2 million to $47.1 million, when compared to the three months ended September 30, 2020. Decreases from Wholesale domain registration of $0.3 million were driven from eNom, which continues to see a decline in registrations by non-core customers, offset by a slight increase in revenues from OpenSRS, EPAG, and Ascio brands of $0.1 million driven by COVID-19 registration growth relative to the three months ended September 30, 2020.

During the nine months ended September 30, 2021, Wholesale domain services revenue increased by $2.6 million or 2% to $142.0 million, when compared to the nine months ended September 30, 2020. Increases from Wholesale domain registration of $4.6 million from OpenSRS, EPAG, and Ascio brands driven by cumulative COVID-19 registration growth were offset by decreases of $2.0 million from the eNom brands, which continues to see a decline in registrations by non-core customers relative to the nine months ended September 30, 2020.

Total domains that were managed under the OpenSRS, eNom, EPAG, and Ascio domain services increased by 0.4 million domain names to 25.4 million as of September 30, 2021, when compared to 25.0 million at September 30, 2020. The increase is a driven by the growth in registrations over this period as a result of the COVID-19 pandemic, as discussed above.

Wholesale - Value Added Services

During the three months ended September 30, 2021, value-added services revenue increased by $0.5 million to $4.9 million compared to the three months ended September 30, 2020. The increase was primarily driven by increased expiry revenue of $0.6 million and to a lesser extent from email revenues of $0.1 million, from OpenSRS, eNom, Ascio brands and their respective domain expiry streams. These increases were partially offset by other small decreases in Digital Certificates, and Other revenues of $0.2 million.

During the nine months ended September 30, 2021, value-added services revenue increased by $2.0 million to $15.4 million compared to the nine months ended September 30, 2020. The increase was primarily driven by increased expiry revenue of $2.2 million and to a lesser extent from email revenues of $0.4 million, from both OpenSRS, eNom, Ascio brands and their respective domain expiry streams. These increases were partially offset by other small decreases in Digital Certificates, and Other revenues of $0.6 million.

Retail

During the three months ended September 30, 2021, retail domain services revenue decreased by $0.4 million or 4% to $8.8 million compared to the three months ended September 30, 2020. This was driven by decreased revenues related to retail domain name registrations of $0.3 million and decreased Realnames and surname portfolio sales of $0.2 million. These decreases were partially offset by a small increase in Exact Hosting revenues of less than $0.1 million. The Company expects all Realnames surname portfolio related sales to materially decline in Fiscal 2021 and thereafter.

During the nine months ended September 30, 2021, retail domain services revenue decreased by $0.8 million or 3% to $26.8 million compared to the nine months ended September 30, 2020. This was driven by decreased revenues related to Realnames email service and related surname portfolio sales of $0.6 million, as well as a small decrease in retail domain registrations of less than $0.2 million. The Company expects all Realnames surname portfolio related sales to materially decline in Fiscal 2021 and thereafter.

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

The following table presents our cost of revenues, by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Fiber Internet Services:
Fiber Internet Services	$3,653	$1,682	$9,314	$5,063

Mobile Services:
Retail mobile services	1,701	3,440	4,242	21,957
Mobile platform services	120	-	271	-
Other professional services	1,813	1,267	5,219	1,267
Total Mobile	3,634	4,707	9,732	23,224

Domain Services:
Wholesale
Domain Services	37,109	36,812	110,593	109,635
Value Added Services	688	689	1,867	2,178
Total Wholesale	37,797	37,501	112,460	111,813

Retail	4,456	4,440	13,354	13,208
Total Domain Services	42,253	41,941	125,814	125,021

Network Expenses:
Network, other costs	3,445	2,612	10,295	7,513
Network, depreciation and amortization costs	4,643	3,315	12,688	9,902
Network, impairment	241	113	302	1,638
Total Network Expenses	8,329	6,040	23,285	19,053

	$57,869	$54,370	$168,145	$172,361

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Fiber Internet Services:
Fiber Internet Services	6%	3%	6%	3%

Mobile Services:
Retail mobile services	3%	6%	3%	13%
Mobile platform services	0%	0%	0%	0%
Other professional services	3%	2%	3%	1%
Total Mobile	6%	8%	6%	14%

Domain Services:
Wholesale
Domain Services	65%	69%	65%	64%
Value Added Services	1%	1%	1%	1%
Total Wholesale	66%	70%	66%	65%

Retail	8%	8%	8%	7%
Total Domain Services	74%	78%	74%	72%

Network Expenses:
Network, other costs	6%	5%	6%	4%
Network, depreciation and amortization costs	8%	6%	8%	6%
Network, impairment	0%	0%	0%	1%
	14%	11%	14%	11%

	100%	100%	100%	100%

Total cost of revenues for the three months ended September 30, 2021, increased by $3.5 million, or 6%, to $57.9 million from $54.4 million in the three months ended September 30, 2020. The three-month increase in cost of revenues was primarily driven by $2.3 million of additional costs from Network Expenses, which increased as a result of the expansion of the Company’s increased network infrastructure costs associated with the continuing expansion of the Ting Fiber footprint and an increase in communication and productivity tool costs across our service lines. In addition to this increase in Network Expenses, total cost of revenues increased by an additional $2.0 million attributable to our Fiber Internet Services segment. As discussed above in the Net Revenues section, our Fiber Internet Services segment has continued to add both serviceable addresses and active subscriptions relative to the three months ended September 30, 2020. These increases were furthered by a small increase of $0.3 million of additional costs attributable to our Domain Services segment. This increase is a result of recognition of registration costs from previously deferred billed costs related to the strong performance and additions to domains under management as a result of the COVID-19 pandemic. These increases were partially offset by a decrease in cost of revenues of $1.1 million from our Mobile Services Segment. As discussed previously, our Mobile Services segment was impacted by both the sale of the majority of the customer base of Ting Mobile to DISH Wireless and the shutdown of Roam Mobility brands in late Fiscal 2020. When compared to the three months ended September 30, 2020, the Mobile Services segment in the current period looks different as a result of our shift from MVNO to MSE. Both these factors contribute to the three months ended September 30, 2021 having significantly lower costs.

Total cost of revenues for the nine months ended September 30, 2021, decreased by $4.3 million, or 2%, to $168.1 million from $172.4 million in the nine months ended September 30, 2020. The nine-month decrease in cost of revenues was primarily driven by $13.5 million of reduced costs attributable to our Mobile Services segment. As discussed above in the Net Revenue section, our Mobile Services segment was impacted by both the sale of the majority of the customer base of Ting Mobile to DISH Wireless and the shutdown of Roam Mobility brands in late Fiscal 2020. When compared to the nine months ended September 30, 2020, the Mobile Services segment in the current period looks different as a result of our shift from MVNO to MSE. Both these factors contribute to the nine months ended September 30, 2021 having significantly lower costs. This decrease in overall cost of revenues is partially offset by increases from Fiber Internet Services costs, Network Expenses costs as well as increases in Domain Services costs of $4.3 million, $4.2 million, and $0.8 million respectively. This increase from Fiber Internet Services is related to the continued expansion of both serviceable addresses and active subscriptions, which is aligned with the discussion above in the Net Revenue section for the segment. The increase from Network Expenses is a result of the expansion of the Company’s increased network infrastructure associated with the continuing expansion of the Ting Fiber footprint and an increase in communication and productivity tool costs across our service lines. Domain Services costs of revenues increased as a result of recognition of registration costs from previously deferred billed costs related to the strong performance and additions to domains under management as a result of the COVID-19 pandemic.

Deferred costs of fulfillment as of September 30, 2021 increased by $2.1 million, or 2%, to $113.2 million from $111.1 million at December 31, 2020. This increase was primarily driven by Mobile Services, accounting for $2.3 million of the increase which is due to the increase in current period costs incurred in connection with the fulfillment of our MSE agreement and other professional services with DISH. This increase was partially offset by a decrease in deferred costs of fulfillment related to domain name registration and service renewals of $0.2 million, decreasing as registration costs are recognized from previously deferred billed costs from registrations from the COVID-19 pandemic. Relative to COVID-19 pandemic levels, we have since seen slowing growth in additions and renewals to domains under management so far in Fiscal 2022, which has appropriately translated to less deferred costs of fulfillment for our Domain Services segment.

Fiber Internet Services

During the three months ended September 30, 2021, costs related to provisioning high speed Internet access and billing solutions increased $2.0 million or 118%, to $3.7 million as compared to $1.7 million during three months ended September 30, 2020. The increase in costs were primarily driven by increased direct costs, bandwidth and colocation costs related to the continued expansion of the Ting Fiber network. Although directionally aligned with the experienced growth in revenue over the same period, the outpaced increase in cost of revenues for Fiber Internet services is a result of the necessary upfront investment and expenditure needed to build out the network in advance of anticipated revenue growth in any particular location.

During the nine months ended September 30, 2021, costs related to provisioning high speed Internet access and billing solutions increased $4.2 million or 82%, to $9.3 million as compared to $5.1 million during nine months ended September 30, 2020. The increase in costs were primarily driven by increased direct costs and, bandwidth and colocation costs related to the continued expansion of the Ting Fiber network. Although directionally aligned with the experienced growth in revenue over the same period, the outpaced increase in cost of revenues for Fiber Internet services is a result of the necessary upfront investment and expenditure needed to build out the network in advance of anticipated revenue growth in any particular location.

Mobile Services

Retail Mobile Services

Cost of revenues from Retail Mobile Services for the three months ended September 30, 2021 decreased by $1.7 million or 51%, to $1.7 million from $3.4 million in the three months ended September 30, 2020. Consistent with the above discussion around net revenues, this decrease is a result of the significant changes to our Mobile Services segment that occurred during Fiscal 2020 as we transitioned from MVNO to MSE. Ting Mobile accounts for $1.7 million of this decrease (of which $0.8 million is reduced device costs and $0.9 million relates to reduced service costs), followed by Roam Mobility at less than $0.1 million of the total decrease. The cost of revenues incurred from Retail Mobile Services for three months ended September 30, 2021 is only reflective of the mobile telephony services and device costs associated with the small group of customers retained by the Company from the sale of the historically larger Ting Mobile customer base to DISH.

Cost of revenues from Retail Mobile Services for the nine months ended September 30, 2021 decreased by $17.7 million or 81%, to $4.2 million from $22.0 million in the nine months ended September 30, 2020. Consistent with the above discussion around net revenues, this decrease is a result of the significant changes to our Mobile Services segment that occurred during Fiscal 2020 as we transitioned from MVNO to MSE. Ting Mobile accounts for $16.9 million of this decrease (of which $5.0 million is reduced device costs and $11.9 million relates to reduced service costs), followed by Roam Mobility at less than $0.8 million of the total decrease. The cost of revenues incurred from Retail Mobile Services for nine months ended September 30, 2021 is only reflective of the mobile telephony services and device costs associated with the small group of customers retained by the Company from the sale of the historically larger Ting Mobile customer base to DISH. The decline also included reduced minimum commitment charges which decreased by $0.3 million as compared to the nine months ended September 30, 2020.

Mobile Platform Services

Cost of revenues from Mobile Platform Services for the three months ended September 30, 2021 increased to $0.1 million as compared to nil for the three months ended September 30, 2020. Cost of revenues from Mobile Platform Services for the nine months ended September 30, 2021 increased to $0.3 million as compared to nil for the nine months ended September 30, 2020. These increases are both a result of the new MSE business created as a result of the DISH Purchase Agreement in the prior year. Only two months of comparable cost of revenues existed for the three and nine months ended September 30, 2020. Tucows' MSE platform provides network access, provisioning and billing services for MVNOs, of which DISH is currently our sole customer. Costs incurred represent the amortization of previously capitalized costs incurred to fulfill the DISH MSE agreement over the term of the agreement.

Other Professional Services

Cost of revenues from Other Professional Services for the three months ended September 30, 2021 increased to $1.8 million as compared to the three months ended September 30, 2020. Cost of revenues from Other Professional Services for the nine months ended September 30, 2021 increased to $5.2 million as compared to the nine months ended September 30, 2020. These increases are both a result of the new MSE business created as a result of the DISH Purchase Agreement in the prior year. Only two months of comparable cost of revenues existed for the three and nine months ended September 30, 2020. Tucows' professional services include standalone technology services development and other transitional services including sales, marketing, customer support, order fulfillment, and data analytics for MVNOs, of which DISH is currently our sole customer. Costs incurred represent the personnel and related expenses of employees providing professional services to DISH.

Domain Services

Wholesale - Domain Services

Costs for Wholesale domain services for the three months ended September 30, 2021 increased by $0.3 million to $37.1 million, when compared to the three months ended September 30, 2020. Consistent with the above discussion around net revenues, this increase in costs is aligned to the strong performance and additions to domains under management as a result of the COVID-19 pandemic; as registration costs are recognized from previously deferred billed costs.

Costs for Wholesale domain services for the nine months ended September 30, 2021 increased by $1.0 million to $110.6 million, when compared to the nine months ended September 30, 2020. Consistent with the above discussion around net revenues, this increase in costs is aligned to the strong performance and additions to domains under management as a result of the COVID-19 pandemic; as registration costs are recognized from previously deferred billed costs. The Company experienced increases in wholesale domain registration costs of $2.0 million from OpenSRS, EPAG and Ascio brands, offset by decreases of $1.0 million from the eNom brand which has seen a decline in registrations over the period.

Wholesale - Value-Added Services

Costs for wholesale value-added services for the three months ended September 30, 2021 remained flat at $0.7 million, when compared to the three months ended September 30, 2020. This was driven by decreases in Digital Certificates and Other revenues of $0.1 million during the three months ended September 30, 2020, offset by a small increase in Expiry stream costs.

Costs for wholesale value-added services for the nine months ended September 30, 2021 decreased by $0.3 million to $1.9 million, when compared to the nine months ended September 30, 2020. This was driven by decreases in Digital Certificates, Email and Other services of $0.3 million during the nine months ended September 30, 2020.

Retail

Costs for retail domain services for the three months ended September 30, 2021 increased by less than $0.1 million to $4.5 million, when compared to the three months ended September 30, 2020. This was driven by increased costs related to Exact Hosting.

Costs for retail domain services for the nine months ended September 30, 2021 increased by $0.2 million to $13.4 million, when compared to the nine months ended September 30, 2020. This was driven by increased costs related to Exact Hosting.

Network Expenses

Network costs for the three months ended September 30, 2021 increased by $2.3 million to $8.3 million when compared to the three months ended September 30, 2020. The three-month increase was driven by increased depreciation of $1.6 million as a result of the Company's increased network infrastructure associated with the continuing expansion of the Ting Fiber footprint, followed by increased network costs of $0.8 million from Fiber Internet Services and Mobile Services segments, as well as a small increase in impairment of property plant and equipment of $0.1 million. These increases were partially offset by a decrease from amortization charges of $0.3 million driven by the full amortization of the Ascio Technology intangible asset acquired in 2019.

Network costs for the nine months ended September 30, 2021 increased by $4.2 million to $23.3 million when compared to the nine months ended September 30, 2020. The nine-month increase was driven by increased depreciation of $3.5 million as a result of the Company's increased network infrastructure associated with the continuing expansion of the Ting Fiber footprint, followed by increased network costs of $2.8 million from Fiber Internet Services and Mobile Services segments. These increases were partially offset by a decrease from impairment charges of $1.3 million, where the nine months ended September 30, 2020 included a significant charge for Ting TV, a product under development for Ting Fiber that was discontinued. This was followed by a decrease in amortization charges of $0.6 million driven by the full amortization of the Ascio Technology intangible asset acquired in 2019.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Sales and marketing	$9,892	$8,318	$27,579	$26,521
Increase over prior period	$1,574		$1,058
Increase - percentage	19%		4%
Percentage of net revenues	13%	11%	12%	11%

Sales and marketing expenses for the three months ended September 30, 2021 increased by $1.6 million, or 19%, to $9.9 million as compared to the three months ended September 30, 2020. This three-month increase primarily related to increased marketing related costs to drive active subscription growth given the increase in serviceable addresses available to our Fiber Internet Services segment. In addition to the increased spending on marketing related costs, both personnel and facility costs for our Ting Fiber teams increased driven by the expansion of our Ting Fiber internet footprint and workforce in select Ting towns across the U.S.

Sales and marketing expenses for the nine months ended September 30, 2021 increased by $1.1 million, or 4%, to $27.6 million as compared to the nine months ended September 30, 2020. This nine-month increase primarily related to increased salaries and benefits driven by an expanding workforce and wage inflation focused on our Fiber Internet teams, as well as an increase in costs related to stock-based compensation expenses to attract and retain labor. In addition to personnel related expenses, facility costs increased driven by the expansion of our Ting Fiber internet footprint and workforce in select Ting towns across the U.S.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Technical operations and development	$3,742	$3,162	$10,044	$8,980
Increase over prior period	$580		$1,064
Increase - percentage	18%		12%
Percentage of net revenues	5%	4%	5%	4%

Technical operations and development expenses for the three months ended September 30, 2021 increased by $0.6 million, or 18%, to $3.7 million when compared to the three months ended September 30, 2020. The increase in costs relates primarily to increased spending on external contractors to provide development resources to assist our internal shared services and engineering teams with development aspects of the MSE platform.

Technical operations and development expenses for the nine months ended September 30, 2021 increased by $1.1 million, or 12%, to $10.0 million when compared to the nine months ended September 30, 2020. The increase in costs relates primarily to increased spending on external contractors to provide development resources to assist our internal shared services and engineering teams with development aspects of the MSE platform. In addition to increased spending on external contractors, a slight increase in salaries and benefits driven by an expanding workforce and wage inflation focused on our shared services and engineering teams contributed to the overall increase in costs for the period along with stock-based compensation expenses to attract and retain labor.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative	$5,069	$4,868	$15,232	$15,074
Increase over prior period	$201		$158
Increase - percentage	4%		1%
Percentage of net revenues	7%	7%	7%	6%

General and administrative expenses for the three months ended September 30, 2021 increased by $0.2 million, or 4% to $5.1 million as compared to the three months ended September 30, 2020.  The increase was primarily driven increases in personnel and related expenses as well as stock-based compensation expenses in order to attract, retain and scale core administrative teams including Human Resources and Finance to meet projected Company growth. These increases were partially offset by reduced Mobile Services credit card fees and bad debt charges as a result of the DISH Purchase Agreement that closed in the prior year, as well as a decrease in facility related costs.

General and administrative expenses for the nine months ended September 30, 2021 increased by $0.1 million, or 1% to $15.2 million, as compared to the nine months ended September 30, 2020. The increase was primarily driven increases in personnel and related expenses as well as stock-based compensation expenses in order to attract, retain and scale core administrative teams including Human Resources and Finance to meet projected Company growth. These increases were partially offset by reduced Mobile Services credit card fees and bad debt charges as a result of the DISH Purchase Agreement that closed in the prior year, as well as a decrease in facility related costs.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation of property and equipment	$136	$125	$384	$363
Increase over prior period	$11		$21
Increase - percentage	9%		6%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs remained flat for the three months ended September 30, 2021 at $0.1 million when compared to the three months ended September 30, 2020.

Depreciation costs remained flat for the nine months ended September 30, 2021 at $0.4 million when compared to the nine months ended September 30, 2020.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of intangible assets	$2,267	$2,315	$6,909	$7,766
Decrease over prior period	$(48)		$(857)
Decrease - percentage	(2)%		(11)%
Percentage of net revenues	3%	3%	3%	3%

Amortization of intangible assets for the three months ended September 30, 2021 remained flat at $2.3 million as compared to the three months ended September 30, 2020.

Amortization of intangible assets for the nine months ended September 30, 2021 decreased by $0.9 million to $6.9 million as compared to the nine months ended September 30, 2020. The decrease is driven by write-off of Mobile Services related intangible assets in connection with the both the sale of the Ting Mobile customer base and the shutdown of Roam Mobility in the prior year. Network rights, brand and customer relationships acquired in connection with the following acquisitions are amortized on a straight-line basis over a range of two to seven years: eNom in January 2017, Ascio in March 2019, and Cedar in January 2020.

IMPAIRMENT OF DEFINITE LIFE INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2021		2020	2021	2020
Impairment of definite life intangible assets	$-		$-	$-	$1,431
Decrease over prior period	$-			$(1,431)
Decrease - percentage	N/A	%		(100)%
Percentage of net revenues	-%		-%	-%	1%

Impairment of definite life intangible assets for the nine months ended September 30, 2021 decreased by $1.4 million as compared to the nine months ended September 30, 2020. The decrease is driven by the write-off of Roam Mobility brands customer relationships that were written off in the prior year when the Company decided to shut down the related businesses as a result of lack of demand for SIM-enabled roaming services due to the COVID-19 pandemic.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Loss (gain) on currency forward contracts	$(87)	$(159)	$(277)	$(99)
Increase over prior period	$72		$(178)
Increase - percentage	45%		180%
Percentage of net revenues	0%	0%	0%	0%

The Company recorded a net gain of $0.1 million on the change in fair value of outstanding contracts as well as realized on matured contracts during the three months ended September 30, 2021, compared to a net gain of $0.2 million during the three months ended September 30, 2020.

The Company recorded a net gain of $0.3 million on the change in fair value of outstanding contracts as well as realized on matured contracts during the nine months ended September 30, 2021, compared to a net gain of $0.1 million during the nine months ended September 30, 2020.

At September 30, 2021, our balance sheet reflects a derivative instrument asset of $0.1 million and a liability of $0.5 million as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Other income (expense), net	$4,300	$244	$12,385	$(1,924)
Increase over prior period	$4,056		$14,309
Increase - percentage	1,662%		(744)%
Percentage of net revenues	6%	0%	6%	1%

Other Income during the three months ended September 30, 2021 increased by $4.1 million when compared to the three months ended September 30, 2020. This was primarily due to the $4.5 million increase due to the gain on sale of Ting Customer Assets to DISH in the current period. As described above, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement, as form of consideration for the sale of the legacy customer relationships. In addition to this, an offsetting factor in the increase was higher interest incurred on our Amended 2019 Credit Facility (as defined below) with the majority of the borrowings used to support the build-out of the Ting Fiber network. Other expense consists primarily of the interest we incur in connection with our Amended 2019 Credit Facility. The interest incurred primarily relates to our loan balances obtained to fund the acquisition of eNom, Ascio and Cedar and funding for expenditures associated with the Company’s Fiber to the Home build program.

Other Income during the nine months ended September 30, 2021 increased by $14.3 million when compared to the nine months ended September 30, 2020. This was primarily due to the $14.7 million increase due to the gain on sale of Ting Customer Assets to DISH in the current period. As described above, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement, as form of consideration for the sale of the legacy customer relationships. Offsetting this increase was higher interest incurred on our Amended 2019 Credit Facility with the majority of the borrowings used to support the build-out of the Ting Fiber network due to lower variable interest rates relative to the prior year. Other expense consists primarily of the interest we incur in connection with our Amended 2019 Credit Facility. The interest incurred primarily relates to our loan balances obtained to fund the acquisition of eNom, Ascio and Cedar and funding for expenditures associated with the Company’s Fiber to the Home build program.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Provision for income taxes	$(299)	$840	$665	$2,390
Decrease in provision over prior period	$(1,139)		$(1,725)
Decrease - percentage	(136)%		(72)%
Effective tax rate	- 28%	54%	11%	39%

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

For the three months ended September 30, 2021, we recorded an income tax recovery of $0.3 million on income before income taxes of 1.1 million, using an estimated effective tax rate for Fiscal 2021 adjusted for certain minimum state taxes as well as the inclusion of a $0.2 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Our effective tax rate for the three months ended September 30, 2021 is impacted by discrete adjustments resulting from foreign exchange and mark-to-market adjustments. Comparatively, for the three months ended September 30, 2020, we recorded an income tax expense of $0.8 million on income before taxes of $1.6 million, using an estimated effective tax rate for Fiscal 2020 and reflecting a $0.3 million tax expense related to ASU 2016-09.

For the nine months ended September 30, 2021, we recorded an income tax expense of $0.7 million on income before income taxes of $6.0 million, using an estimated effective tax rate for Fiscal 2021 adjusted for certain minimum state taxes as well as the inclusion of a $0.4 million tax recovery related to ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense. Our effective tax rate for the nine months ended September 30, 2021 is impacted by discrete adjustments resulting from finalization of prior period tax filings, foreign exchange and mark-to-market adjustments. Comparatively, for the nine months ended September 30, 2020, we recorded an income tax expense of $2.4 million on income before taxes of $6.1 million, using an estimated effective tax rate for Fiscal 2020 and reflecting a $0.1 million tax expense related to ASU 2016-09.

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

We recognize accrued interest and penalties related to income taxes in income tax expense. We did not have significant interest and penalties accrued at September 30, 2021 and December 31, 2020, respectively.

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

The following table reconciles adjusted EBITDA to net income:

Reconciliation of Adjusted EBITDA to Income before Provision for Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of US Dollars)	2021	2020	2021	2020
(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Adjusted EBITDA	$12,205	$13,270	$36,083	$38,124
Depreciation of property and equipment	4,758	3,110	12,728	9,255
Impairment and loss on disposition of property and equipment	470	113	536	1,638
Amortization of intangible assets	2,288	2,645	7,253	8,776
Impairment of definite life intangible assets	-	-	-	1,431
Write-down on disposal of Ting Mobile customer assets	-	3,513	-	3,513
Interest expense, net	1,169	760	3,108	2,756
Accretion of contingent consideration	96	86	287	258
Stock-based compensation	1,126	1,016	3,357	2,664
Unrealized loss (gain) on change in fair value of forward contracts	249	(175)	606	(263)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	72	81	178	479
Acquisition and other costs[1]	901	565	2,034	1,520

Income before provision for income taxes	$1,076	$1,556	$5,996	$6,097

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

Adjusted EBITDA decreased by $1.1 million to $12.2 million for the three months ended September 30, 2021 when compared to the three months ended September 30, 2020. The decrease in adjusted EBITDA from period-to-period was primarily driven by the increased investment in Ting Fiber due to the ramp of expenditures related to the Fiber network build and expansion plan; and from slightly decreased contribution from Domain Services. These decreases were partially offset by increased contribution from Mobile Services Mobile Services due to the gain on sale of Ting Customer Assets earned as Other Income and new MSE Platform revenues growing in the current period.

Adjusted EBITDA decreased by $2.0 million to $36.1 million for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020. The decrease in adjusted EBITDA from period-to-period was primarily driven by the increased investment in Ting Fiber due to the ramp of expenditures related to the Fiber network build and expansion plan. This decrease was partially offset by increased contributions from both Mobile Services due to the gain on sale of Ting Customer Assets earned as Other Income and new MSE Platform revenues growing in the current period and from Domain Services; due to strong performance and additions to domains under management as a result of the COVID-19 pandemic.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The following table presents other comprehensive income for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Other comprehensive income (loss)	$(1,385)	$775	$(2,624)	$898
Decrease over prior period	$(2,160)		$(3,522)
Decrease - percentage	(279)%		(392)%
Percentage of net revenues	(2)%	1%	(1)%	0%

The impact of the fair value adjustments on outstanding hedged contracts for the three months ended September 30, 2021 was a gain in OCI before reclassifications of $0.5 million as compared to a loss in OCI of $0.7 million before reclassifications for the three months ended September 30, 2020.

The net amount reclassified to earnings during the three months ended September 30, 2021 was a gain of $0.9 million compared to a loss of less than $0.1 million during the three months ended September 30, 2020.

The impact of the fair value adjustments on outstanding hedged contracts for the nine months ended September 30, 2021 was a loss in OCI before reclassifications of $0.1 million as compared to a loss in OCI of $0.6 million before reclassifications for the nine months ended September 30, 2020.

The net amount reclassified to earnings during the nine months ended September 30, 2021 was a gain of $2.7 million compared to a loss of $0.3 million during the nine months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, our cash and cash equivalents balance decreased by $2.8 million when compared to December 31, 2020. Our principal uses of cash were $50.1 million for the continued investment in property and equipment driven by Ting Fiber expansion, $2.0 million related to an investment in an unrelated entity, $0.4 million related to the payment of tax obligations from net exercise of stock options, and $0.2 million related to the acquisition of intangible assets. These uses of cash were partially offset by $28.0 million proceeds received from the drawdown of the Amended 2019 Credit Facility, $19.1 million from cash provided from operating activities and $2.8 million from the proceeds received on the exercise of stock options.

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

Second Amended 2019 Credit Facility

Subsequent to September 30, 2021, the Company entered into a Second Amended 2019 Credit Agreement. For further discussion, please see Note 19 – Subsequent events to the consolidated financial statements of the Company in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Cash Flow from Operating Activities

Net cash inflows from operating activities during the nine months ended September 30, 2021 totaled $19.1 million, a decrease of 44% when compared to the nine months ended September 30, 2020.

Net income, after adjusting for non-cash charges, during the nine months ended September 30, 2021 was $25.2 million, a decrease of 17% when compared to the prior year. Net income included non-cash charges and recoveries of $19.9 million such as depreciation, amortization, stock-based compensation, loss (gain) on change in fair value of currency forward contracts, net right of use operating asset or liability, accretion of contingent consideration, amortization of debt discount and issuance costs, impairment of property and equipment, loss on disposal of domain names, net amortization of contract costs, excess tax benefits on stock-based compensation, and deferred income taxes (recovery). In addition, changes in our working capital used net cash of $6.1 million. Utilized cash of $11.2 million from the changes in contract assets, income taxes recoverable, deferred costs of fulfillment, prepaid expenses and deposits, inventory, customer deposits, deferred revenue and accreditation fees payable were offset by positive contributions of $4.9 million from movements in accounts receivable, accounts payable and accrued liabilities.

Cash Flow from Financing Activities

Net cash inflows from financing activities during the nine months ended September 30, 2021 totaled $30.5 million, an increase of 1084% when compared to the nine months ended September 30, 2020. Total cash inflows were driven by $28.0 million of proceeds received from drawdown of the Credit Facility, as well as $2.8 million from proceeds received on exercise of stock options. These cash inflows were partially offset by $0.4 million related to the payment of tax obligations resulting from the net exercise of stock options.

Cash Flow from Investing Activities

Investing activities during the nine months ended September 30, 2021 used net cash of $52.3 million, an increase of 26% when compared to the nine months ended September 30, 2020. Cash outflows of $50.1 million related to the investment in property and equipment, primarily to support the continued expansion of our Fiber footprint. The Company continues to invest in our existing Ting Towns of Centennial, Colorado, Charlottesville, Virginia, Fuquay-Varina, North Carolina, Wake Forest, North Carolina, Holly Springs, North Carolina, Sandpoint, Idaho, Rolesville, North Carolina and Culver City, California as we seek to extend both our current network and expand to new markets. We expect our capital expenditures on building and expanding our fiber network to continue to increase during Fiscal 2021. In addition to investment in property and equipment, the current period used $2.0 million for an investment in an unrelated entity, and $0.2 million for the acquisition of other intangible assets.

Based on our operations, we believe that our cash flow from operations and credit facilities will be adequate to meet our anticipated requirements for working capital, capital expenditures and our interest payments for at least the next 12 months.

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

Off Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Contractual Obligations

In our 2020 Annual Report, we disclosed our contractual obligations. As of September 30, 2021, other than the items mentioned above, there have been no other material changes to those contractual obligations outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of September 30, 2021.

We are also subject to market risk exposure related to changes in interest rates under our Amended 2019 Credit Facility. In an effort to mitigate a portion of our market risk exposure the Company has entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to variable interest payments on the Amended 2019 Credit facility. The notional value of the swap at September 30, 2021 is $70 million, consistent with December 31, 2020.

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

As of September 30, 2021, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset / (Liability)

October - December 2021	12,959	1.2455	(209)
January - March 2022	7,930	1.2452	(129)
	$20,889	1.2454	$(338)

As of September 30, 2021, the Company had $20.9 million of outstanding foreign exchange forward contracts which will convert to $26.0 million Canadian dollars. Of these contracts, $20.9 million met the requirements for hedge accounting. As of December 31, 2020, the Company held contracts in the amount of $31.8 million to trade U.S. dollars in exchange for $45.5 million Canadian dollars. Of these contracts, $26.8 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended September 30, 2021. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended September 30, 2021. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended September 30, 2021 of approximately $1.3 million, before the effects of hedging. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of September 30, 2021, we had an outstanding balance of $150.4 million on the Amended 2019 Credit Facility.  The Amended 2019 Credit Facility bears a base interest rate based on borrowing elections by the Company with a marginal rate calculated as a function of the Company's total Funded Debt to EBITDA plus the LIBOR rate. In May 2020, the Company entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to the variable interest payments on the Credit facility. The notional value of the interest rate swap was $70 million as of September 30, 2021, consistent with December 31, 2020. The Company does not use the interest rate swap for trading or speculative purposes. The contract is coterminous with the Credit facility, maturing in June 2023. As of September 30, 2021, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Amended 2019 Credit Facility by approximately $0.8 million, after the effects of hedging, assuming that the loan balance as of September 30, 2021 is outstanding for the entire period.

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

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)    Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various investigations, claims and lawsuits arising in the normal conduct of our business, none of which, individually or in the aggregate, we believe will materially harm our business. We cannot assure that we will prevail in any litigation. Regardless of the outcome, any litigation may require us to incur significant litigation expense and may result in significant diversion of our attention.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2021, the Company announced that its Board approved a stock buyback program (the "2021 Buyback Program") to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2021 and will terminate on or before February 9, 2022. For the three and nine months ended September 30, 2021, the Company did not repurchase any shares under the 2021 Buyback Program.

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

Date: November 4, 2021	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ DAVINDER SINGH
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)