Form 10-K
period 2021-12-31
TUCOWS INC /PA/
filed 2022-03-01
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

As of June 30, 2021, (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $652.1 million. Such aggregate market value was computed by reference to the closing sale price per share of $80.32 as reported on the NASDAQ Capital Market on such date. For purposes of making this calculation, the registrant has excluded each executive officer, each director and each beneficial owner of more than ten percent of the outstanding shares of common stock of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of February 23, 2022, was 10,756,284.

TUCOWS INC.

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2021

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Tucows®, EPAG®, Hover®, OpenSRS®, Platypus®, Ting®, eNom®, Roam®, Roam Mobility®, Bulkregister®, Ascio®, Cedar®, YummyNames®, Simply Bits®, and Wavelo® are registered trademarks of Tucows Inc. or its subsidiaries. Other service marks, trademarks and trade names of Tucows Inc. or its subsidiaries may be used in this Annual Report on Form 10-K (this “Annual Report”). All other service marks, trademarks and trade names referred to in this Annual Report are the property of their respective owners. Solely for convenience, any trademarks referred to in this Annual Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we or the owner of such trademark, as applicable, will not assert, to the fullest extent under applicable law, our or its rights, or the right of the applicable licensor, to these trademarks.

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

•

Adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, including with respect to the impact of the Tax Cuts and Jobs Act of 2017 and the Organization for Economic Cooperation and Development ("OECD") model global minimum tax rules;

•

The application of business judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given that the ultimate tax determination is uncertain;

•	Our ability to effectively integrate acquisitions;

•	Our ability to monitor, assess and respond to the impacts that public heath crises, including the COVID-19 pandemic, could have in the future, including adverse impacts on our business, operations and financial results, and the markets and communities in which we and our employees, vendors and customers operate;

•	Our ability to collect anticipated payments from DISH in connection with the 10-year payment stream that is a function of the margin generated by the transferred subscribers over a 10-year period pursuant to the terms of the Asset Purchase Agreement dated August 1, 2020 between the Company and DISH Wireless LLC ("DISH") (the “DISH Purchase Agreement”);

•	Pending or new litigation; and

•	Factors set forth herein under the caption “Item 1A Risk Factors”.

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

We accomplish this by reducing the complexity of our customers’ experience as they access the Internet (at home or on the go) and while using Internet services such as domain name registration, email and other Internet services. During the first quarter of 2021, the Company completed a reorganization of its reporting structure into three operating and reportable segments: Fiber Internet Services, Mobile Services and Domain Services. Previously, we disclosed two operating and reportable segments: Network Access Services and Domain Services. The change to our reportable operating segments was the result of a shift in our business and management structures that was initiated in 2020 and completed during the first quarter of 2021. The operations supporting what was previously known as our Network Access Services segment have become increasingly distinct between our mobile services (which includes both retail Mobile Virtual Network Operator ("MVNO") based services and wholesale Mobile Services Enabler ("MSE") services) and our fiber Internet services which also were included in our Network Access Services segment. We are now both organized and managed, and also report our financial results as three segments: Fiber Internet Services, Mobile Services and Domain Services. The three segments are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate.

Our management regularly reviews our operating results on a consolidated basis, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our management regularly reviews revenue for each of our service offerings in order to gain more depth and understanding of the key business metrics driving our business. Commencing in the first quarter of 2021, our Chief Executive Officer (CEO), who also is our chief operating decision maker, reviewed the operating results of Mobile Services and Fiber Internet Services as two distinct segments in order to make key operating decisions as well as evaluate segment performance. Accordingly, effective January 1, 2021 we report Fiber Internet Services, Mobile Services and Domain Services revenue separately. Additionally, we have adjusted segment reporting to include adjusted EBITDA as a key measure of segment performance in addition to our existing key measure of segment performance, gross profit.

Effective January 1, 2022, our existing Mobile Services segment will be renamed Communication Service Providers ("CSPs") Platform Services segment, and no longer include the 10-year payment stream on transferred legacy subscribers earned as part of the DISH Purchase Agreement as well as the retail sale of mobile phones, retail telephony services and transition services, all of which are not considered a part of our core business operations with the shift from MVNO to MSE. The renamed CSP Platform Services segment will continue to contain our MSE and professional services product offerings (now branded as Wavelo), as well as the billing solutions to Internet service providers (“ISPs”), that was previously reported under Fiber Internet Services segment. The Fiber segment will now only contain the operating results of our retail high speed Internet access operations, excluding the billing solutions moved to the new CSP Platform Services segment. The product offerings included in the Domain Services segment will remain unchanged.

The 10-year payment stream on transferred legacy subscribers as well as retail sale of mobile phones, retail telephony services and transition services will be excluded from segment EBITDA results as they are no longer centrally managed and not monitored by or reported to our CEO by segment.

Fiber Internet Services

Fiber Internet Services includes the provision of fixed high-speed Internet access services and other revenues, including billing solutions to small ISPs.

The Company primarily derives revenue from the sale of fixed high-speed Internet access, Ting Internet, in select towns throughout the United States, with further expansion underway to both new and existing Ting towns. Our primary sales channel of Ting Internet is through the Ting website. The primary focus of Ting Internet is to provide reliable Gigabit Internet services to consumer and business customers. Revenues from Ting Internet are all generated in the U.S. and are provided on a monthly basis. Ting Internet services have no fixed contract terms. On November 8, 2021, the Company closed its acquisition of Simply Bits, LLC ("Simply Bits"). Simply Bits is the largest fixed wireless network service company based in Tucson, Arizona and has created over the past 17 years a sophisticated and robust network and is positioned to serve more than 425,000 residences as well as enterprises, educational institutions and government agencies.

Mobile Services

Mobile Services includes the provision of MSE platform and professional services, as well as the sale of retail mobile phone and retail telephone services for a small subset of retail customers retained as part of the DISH Purchase Agreement (discussed below) entered into in the past year.

Historically, the Company offered Ting Mobile telephony services through the Ting website and to a lesser extent through certain third-party retail stores and online retailers. We generated revenues from the sale of retail telephony services, mobile phone hardware and related accessories to individuals and small businesses through the Ting website. Ting Mobile’s primary focus was providing simple and easy to use services, including simple value pricing, in particular for multi-line accounts, and superior customer care. This continued until August 1, 2020, when the Company entered into the DISH Purchase Agreement pursuant to which the Company's wholly-owned subsidiary, Ting, Inc. sold substantially all of its retail mobile customer relationships, and mobile handset and SIM inventory to DISH and granted DISH the right to use and an option to purchase the Ting brand. The transferred assets under the DISH Purchase Agreement did not include the technology platforms and related intellectual property and infrastructure necessary to enable or support the mobile customers. The Company retained the assets used to provide the MSE platform and other professional services to DISH, as discussed further below. The residual revenues and costs associated with retail mobile services in the months following the entry into the DISH Purchase Agreement represent the telephony services, mobile phone hardware and related accessories sold to the small subset of customer relationships retained by the Company that were not part of the DISH Purchase Agreement. These customers are limited to one MNO agreement that was not assigned to DISH. The Company continues to retain customer accounts associated with the excluded MNO, and the minimum revenue commitments under the excluded MNO contract. For the purposes of management's discussion and analysis below, these residual revenues and costs associated with the retained customer accounts have been classified as "retail mobile services" in the current period.

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

Although we still provide mobile telephony services to a small subset of customers retained through the Ting Mobile brand, this service offering no longer represents the Company's strategic focus for Mobile Services going forward. Instead, we have transitioned away from a MVNO and towards a MSE, where we will focus on delivering a wide range of functions including billing, activation, provisioning, funnel marketing, and other professional services to mobile providers. Contemporaneously with the execution of the DISH Purchase Agreement, the Company executed a Mobile Services Enabler Master Services Agreement (the “MSA”) with DISH to provide certain back-office enabling services in support of DISH's MVNO operations in the United States. The MSA has a four-year term effective August 1, 2020. DISH is the first Tucows MSE customer. Under the terms of the MSA, the Company is permitted to sell MSE services to other third parties.

Revenues from our retail mobile services, MSE platform and professional services are all generated in the U.S. and are provided on a monthly basis. Our MSE customer agreements have set contract lengths with the underlying Mobile Virtual Network Operator ("MVNO"). As part of the DISH Purchase Agreement, as a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to DISH. This has been classified as Other Income and is not considered revenue in the current period.

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

Our primary distribution channel is a global network of approximately 35,000 resellers that operate in approximately 180 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of gTLD and the country code top-level domain (“ccTLD”) options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface, easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale, primarily branded as OpenSRS, eNom, EPAG and Ascio, derives revenue from its domain registration service and from providing value-added services. The OpenSRS, eNom, EPAG and Ascio domain services manage 25.2 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations.

Value-added services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, Internet hosting, WHOIS privacy, publishing tools and other value-added services. All of these services are made available to end-users through a network of 35,000 web hosts, ISPs and other resellers around the world. In addition, we also derive revenue by monetizing domain names which are near the end of their lifecycle through advertising revenue or auction sale.

Retail, primarily the Hover and eNom portfolio of websites, including eNom and eNom Central, derive revenues from the sale of domain name registration and email services to individuals and small businesses. Our retail domain services also include our Personal Names Service – based on over 35,000 surname domains – that allows roughly two-thirds of Americans to purchase an email address based on their last name. The retail segment now includes the sale of the rights to its portfolio of surname domains used in connection with our Realnames email service as well as our Exact Hosting Service, that provides Linux hosting services for individual and small business websites.

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

Customers

The majority of the customers to whom we provide reseller services are generally either web hosts or ISPs. A small number of customers are consultants and designers providing our services to their business clients. Both our Retail Domain Services and as well as our Mobile and Fiber Internet Services customers are a very broad mix of consumers, small businesses and corporations. We have a singular customer in DISH for our MSE Platform and Other Professional Services, until such time we expand these offerings to other MVNOs.

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

Competition

Our competitors may be divided into the following groups:

•	US Broadband providers such as AT&T, Comcast, Verizon and CenturyLink, who primarily compete with Ting Internet Services.

•	Retail-oriented domain registrars, such as GoDaddy and Web.com who compete with our Reseller customers in wholesale domain services and with Hover.

•	Wholesale-oriented domain registrars, such as GoDaddy, who market services to resellers such as our customers.

•	Wholesale Email Service providers, such as Google, Microsoft, Bluetie and MailTrust.

•	Other network access, provisioning and billing services platform providers, such as Amdocs, Optiva, Tecnotree and Telgoo5, who primarily compete with our MSE Platform Services.

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

We believe the primary competitive factors in our Mobile and Fiber Internet Services are:

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

Human Capital Resources

Employee Profile

At Tucows, we strive to maintain a best-in-class workplace where our employees can proudly bring their whole selves to work. We believe that by creating an intentional, inclusive culture, our people have more opportunities to thrive every day.

As of December 31, 2021, we had approximately 1,000 full-time employees globally. As a global Internet and technology company, we have a wide range of employees, including management professionals, technicians, engineers, and call center employees. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good. Approximately 60% of our employees are based in Canada, followed by 32% based in the U.S., and the remaining 8% are spread across countries in Europe and other regions. Of our employees, approximately 380 support our Fiber Internet Services segment, 160 support our Mobile Services segment, and approximately 260 support our Domains Services segment. The remaining 200 employees support corporate functions and shared technology services used across the Tucows group.

We offer competitive compensation in addition to employee stock options, physical and mental health benefits, learning allowances, future planning programs for employee Registered Retirement Savings Plans ("RRSP/401k") contributions, as well as generous vacation, maternity, paternity and adoption leaves for our employees.

As an organization, Tucows is proud to foster a flexible, remote-first work environment that empowers employees to find a work style that fits their individual circumstances. Some employees perform work in other environments, including fulfillment centers, customers’ homes or businesses to perform service installation, and in the field to build out our network facilities.

As a response to the COVID-19 pandemic, we have established a Fiber Internet install solution for our employees and customers that minimizes risks associated with person-to-person contact. We have also implemented a vaccination policy requiring those employees who work from a Company office, meet in person with customers or travel by plane or train for business purposes to be fully vaccinated.

Employee Wellness

Tucows has introduced a series of initiatives that prioritize the mental and personal well-being of our employees and destigmatize mental health conversations at work. These initiatives include daily mindfulness sessions open to all employees, as well as company-wide memberships to mindfulness tools that allow employees to prioritize their well-being whenever they need.

The Company also supports seven Employee Resource Groups ("ERGs") focused on 2SLGBTQ+, caregivers, women leadership, Canadian newcomers, neurodiversity, BIPOC, and racial justice and equality. These volunteer groups connect employees with shared characteristics, life experiences and enable them to engage in activities that advance our culture and contribute to our success.

Diversity and Inclusion

As an organization, Tucows is believes in the importance of driving meaningful change and impact; from its products to its people, everything is approached with intentionality. Our people philosophy is no different. To us, inclusion is not a standalone effort; it is intrinsically part of our employee experience, which helps us create a space where our team can proudly and comfortably bring their full selves to work. This principle is found throughout the entire company, and is especially apparent in Tucows’ benchmark-free people philosophy. The Company has invested in resources that build community and foster inclusivity within the organization. In 2021, Tucows publicly released its inaugural employee representation report to transparently share key data and the company’s intentional approach to inclusivity and employee experience. The Company plans to share its employee representation findings annually on the Company's website as we continue to enhance our practices in this space.

Compliance with Government Regulations

Fiber Internet Services

Our Fiber Internet services are also subject to a number of regulations and commitments. The Federal Communications Commission ("FCC") frequently considers imposing new broadband-related regulations such as those relating to an Open Internet. States and localities also consider new broadband-related regulations, including those regarding government-owned broadband networks, net neutrality and connectivity during COVID-19. Additionally, as an internet service provider (“ISP”), we must implement certain network capabilities to assist law enforcement in conducting surveillance of persons suspected of criminal activity. From time to time, the FCC considers imposing new regulatory obligations on ISPs. We are committed to an Open Internet and do not block, throttle or engage in paid or affiliated prioritization, and have committed not to block, throttle or discriminate against lawful content.

Mobile Services

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

Information about our Executive Officers and Key Employees

The following table sets forth the names, ages and titles of persons currently serving as our executive officers and key employees.

Name	Age	Title
Elliot Noss	59	President and Chief Executive Officer, Tucows Inc.
Davinder Singh	47	Chief Financial Officer
Dave Woroch	59	Chief Executive Officer, Tucows Domains Services
Bret Fausett	58	Chief Legal Officer
Jessica Johannson	49	Chief People Office
Justin Reilly	34	Chief Executive Officer, Wavelo

Elliot Noss has served as our President and Chief Executive Officer of Tucows Inc. since May 1999 and served as Vice President of Corporate Services for Tucows Interactive Limited, which was acquired by Tucows in May 1999, from April 1997 to May 1999.

Davinder Singh has served as our Chief Financial Officer since 2017, having previously served as Vice President Finance since joining the Company in 2016. Prior to joining the Company, Mr. Singh spent eight years at KPMG LLP primarily focusing on public company audits in the technology field. After leaving KPMG LLP, Mr. Singh joined TELUS and held progressive roles, including Chief Financial Officer of TELUS International. Mr. Singh is a Chartered Professional Accountant with the Institute of Chartered Professional Accountants of British Columbia. Mr. Singh also sits on the Board of Hootsuite and serves as its audit committee chair. Hootsuite, is a privately held social media management company.

David Woroch currently serves as our Chief Executive Officer of Tucows Domains Services and has led our Domains business since 2014 and oversees OpenSRS, eNom, Ascio and EPAG (wholesale), Hover (retail) and the premium domain portfolio. Mr. Woroch joined Tucows in March 2000 after thirteen years at IBM and has helped build Tucows’ sales, marketing, business development, product management and technical support capabilities.

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

Justin Reilly joined Tucows in September 2019 and currently serves as our Chief Executive Officer of Wavelo. Prior to joining Tucows, Justin was Head of Product & Customer Experience Innovation at Verizon, as well as founder of a number of companies with consumer grade product and machine learning at their core.

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

The industries and markets we serve are characterized by intense competition and consolidation. Be it the U.S. Internet services industry serviced by our Fiber Internet Segment, the U.S. wireless communications industry serviced by our Mobile Services Segment or the Internet Services and domain registration market serviced by our Domain Services Segment; these industries and markets have become extremely competitive and are characterized both by the entrance of new competitors or the expansion of services offered by existing competitors. Our brands compete with incumbent service providers and their affiliate brands. Most of our competitors have substantially greater financial, technical, personnel and marketing resources and a larger market shares than we do in all of our segments, and we may not be able to compete successfully against them. Due to their size and bargaining power, they may obtain discounts for facilities, equipment, devices, content, and services, potentially placing us at a competitive disadvantage. As consolidation in these industries creates even larger competitors, our competitors’ purchasing and cost structure advantages may increase further, hampering our efforts to attract and retain customers. They may use their significant market power and greater resources to introduce additional products and service features (or lower prices) that we are unable to offer at similar cost or price to the customer. This may impact our ability to win over significant market share from these competitors. To remain competitive, we may be compelled to reduce the prices for our services or augment our service offerings. Any subsidies or price reductions that we offer in order to remain competitive may reduce our margins and revenues, and may adversely affect our profitability and cash flows. Lower prices may also make our services more accessible to new, lower-value customers with less disposable income available to spend on our services. In addition, if prices decline, customers without long-term contracts may change their service providers more frequently, thereby increasing our churn and resulting in higher acquisition costs to replace those customers. A shift to lower value or less loyal customers could have an adverse impact on our results of operations and cash flows.

Our service offerings may not be successful if we are unable to maintain existing customer relationships or establish new relationships.

Maintaining our existing customer relationships and being able to establish new relationships is critical to our success across our segments, regardless if that customer is an end consumer wanting gigabit Fiber internet service to their home, a telecommunication provider, or a leading global domain reseller. Long-term success is dependent upon our sustained ability to generate sufficient revenue from our customers based on their use of our services and ability to respond to churn by retaining existing customers and adding new customers. With significant investments across our segments, be it in the continued build out of our Fiber Network across the United States, our development of our MSE or Domains Platforms, our performance and financial results could be negatively impacted if we are unable to realize the return on these investments by failing to attract customers or retain customers to the services we offer.

Our Retail Mobile Services has limited influence over the small subset of subscribers on the MNO contract retained by the Company as part of the DISH Purchase Agreement, and we may be unable to effectively respond to churn or attract a sufficient level of new customers to meet the minimum commitments with this MNO partner. This could incur significant and recurring penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO. Based on the size of the small subset of customers retained as part of the DISH Purchase Agreement and their limited network usage, the Company expects to incur MNO penalties through the majority of Fiscal 2022 and thereafter unless the contract can be reassigned to a third party from the sale of this retained subscriber base.

Regarding our Mobile Platform Services, DISH is our sole customer and represents 100% of our MSE revenues until such time that we are able to scale our services to other customers interested in our enablement services. With all our MSE revenues concentrated with one customer, we are exposed to significant risk if we are unable to maintain this customer relationship or establish new relationships with other MVNOs in the future. Additionally, our revenues as an MSE are directly tied to the subscriber volumes of DISH's MVNO or MNO networks, so our profitability is contingent on the ability of DISH to continue to add subscribers onto our platform. If any of these events occur, our operational performance and financial results may be adversely affected.

Our service offerings may be limited in ability to grow their respective businesses and customer base unless we can continue to manage our vendor relationships and supply chain to obtain valuable products and service options to offer to our customers.

In order to remain competitive, we must provide a multitude of valuable products and services to our customers. To enable this, we need to continue to manage our vendor relationships and supply chain to ensure we are able to obtain valuable inventory, services and products across our segments. In particular, we need to obtain MNO network capacity for our Mobile Services, fiber optic cable, installation equipment, ONT and router inventory, third party network capacity for our Fiber Internet Services segments, as well as a multitude of domain name registration options in the form of TLDs/ccTLDs for our Domain Services segment. Any change in our ability, or the ability of third parties with whom we contract, to provide these products and services could adversely affect our operations and financial performance.

In our Retail Mobile Services, the fact that we now retain control over such a small subset of our historical subscriber base and that all of those customers are fixed to one MNO network could hinder our ability in the future to negotiate favorable rates and access to the mobile services mentioned above.

In our Domain Services segment, each registry typically imposes a fee in association with the registration of each domain name and any increases in fees could adversely impact our business. For example, Verisign, the registry for .com, presently charges a $8.39 fee for each .com registration and ICANN currently charges a $0.18 fee for each .com domain name registered in the gTLDs that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. An amendment to the registry agreement between ICANN and Verisign was approved by the U.S. Department of Commerce in November 2018. The amendment confirms that Verisign will operate the .com registry until 2024 and permits Verisign to pursue with ICANN an up to 7 percent increase in the prices for .com domain names, in each of the last four years of the six-year term of the .com Registry Agreement. The changes also affirm that Verisign may not vertically integrate or operate as a registrar in the .com top level domain. Verisign acted on this ability to raise pricing in Fiscal 2021, increasing our cost of .com registrations by 6.8 percent, relative to the prior year.

Our service offerings may experience a material adverse effect should the nature of the Internet fundamentally change or fail to grow and expand internationally as a viable medium for commerce. This includes changes in current navigation practices, technologies or marketing practices.

The success of all of our segments depends on the continued development, acceptance and widespread access to the Internet, and its existing domain system and infrastructure as a foundational resource for communication and commerce.

In our Fiber Internet Services segment, a number of factors could prevent the continued growth and acceptance of symmetrical gigabit Internet infrastructure and service as a medium for faster Internet communication, including (a) the unwillingness of companies and customers to shift their purchasing from traditional ISP vendors to alternative vendors like Ting Fiber; (b) Fiber infrastructure may not be able to support the demands placed on it, and its performance and reliability may decline as usage grows; or (c) where the development of alternative, wireless technologies (such as 5G) that could provide a similar or reasonably acceptable Internet speed and service without a fixed connection/physical network. Any of these issues could slow the growth of the adoption of Fiber Internet, which could limit our growth and revenues.

In our Domain Services segment, the domain name registration industry continues to develop and adapt to changing technology and the demands of individual governments. These developments may include changes in the administration or operation of the Internet, including (a) the creation and institution of alternate systems for directing Internet traffic without the use of the existing domain system or (b) systems under local government control that splinter from, or thwart the operation of, the Internet. Systems existing outside the domain name system are not subject to ICANN accreditation requirements and restrictions. Other competitors have attempted to introduce naming systems that use keywords rather than traditional domains. The widespread acceptance of any alternative systems and Internet navigation practices could eliminate the need to register a domain to establish an online presence and could materially adversely affect our business, financial condition and results of operations.

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

We have and expect to continue to acquire companies, assets or the rights to technologies in the future in order to develop new services or enhance existing services, to enhance our operating infrastructure, to fund expansion, to respond to competitive pressures or to acquire complementary businesses across all three of the segments we serve. Entering into these types of arrangements entails many risks, any of which could materially harm our business, including: the diversion of management’s attention from other business concerns; the failure to effectively integrate the acquired technology or company into our business; the incurring of significant acquisition costs; the loss of key employees from either our current business or the acquired business; the assumption of significant liabilities of the acquired company; inability to obtain the appropriate technical and operational resources; and unanticipated local or federal regulatory changes that could cause us to fail to realize the anticipated benefits of such investments. Any of the foregoing or other factors could harm our ability to achieve anticipated levels of profitability from acquired businesses or to realize other anticipated benefits of acquisitions or return of capital on our investments.

For example, in our Mobile Services segment, as part of the DISH Purchase Agreement, the Company is entitled to a 10-year payment stream that is a function of the margin generated by the transferred subscribers over the 10-year period. With subscribers able to accept offers, plans or pricing from DISH, this consideration structure may not prove to be successful or profitable in the long-term to us if the existing subscriber base churns at an above average rate upon acquisition by DISH. Additionally, given DISH controls the revenues and costs incurred associated with the acquired subscribers, there could arise a situation where profitability for the subscriber base is diminished either by lower price points or cost inflation. If any of these events occur, our operational performance and financial results may be adversely affected.

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

In our Fiber Internet Services segment, currently there is no Internet access technology that comes close to the speed, reliability, scalability and value of fiber-optics. However, it’s possible that another medium that’s either better or more economically/easily deployed could be developed in the longer term, or wireless could be improved enough to supplant the need for fiber in certain types of installations, like multi-family units, that would impact Ting Fiber’s ability to grow. To be successful as we continue to build out the Ting Fiber network in communities across the U.S. and bring customers onto the network we must ensure that our network infrastructure performs well and is reliable. The greater the user traffic and the greater the complexity of our services, the more computing power we will need. We have spent and expect to continue to spend substantial amounts on the purchase of equipment to enable our network infrastructure to handle increased traffic. This expansion is expensive and complex and could result in inefficiencies or operational failures. If we do not expand successfully, or if we experience inefficiencies and operational failures, the quality of our services and our customers’ experience could decline. This could damage our reputation and lead us to lose current and potential customers. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

In our Mobile Services segment, the U.S. wireless communications industry is experiencing rapid growth of new technologies, products and services. We cannot predict which of many possible future technologies, products, or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products or services. To the extent we do not keep pace with technological advances or fail to timely respond to changes in the competitive environment affecting our industry, we could lose market share or experience a decline in revenue, cash flows and net income from our mobile services (both retail and platform related services). As a result of the financial strength and benefits of scale enjoyed by some of our competitors, they may be able to offer services at lower prices than we can, thereby adversely affecting our revenues, growth and profitability.

In our Domain Services segment, the Internet and e-commerce are characterized by rapid technological change. Sudden changes in user and customer requirements and preferences, the frequent introduction of new applications and services embodying new technologies and the emergence of new industry standards and practices could make our applications, services and systems obsolete. The emerging nature of applications and services in the Internet application and services industry and their rapid evolution will require that we continually improve the performance, features and reliability of our applications and services. Our success will depend, in part, on our ability: to develop and license new applications, services and technologies that address the increasingly sophisticated and varied needs of our current and prospective customers; and to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of applications and services and other proprietary technology involves significant technological and business risks and requires substantial expenditures and lead-time. We may be unable to use new technologies effectively or adapt our internally developed technology and transaction-processing systems to customer requirements or emerging industry standards in a timely manner, or at all. Our internal development teams may also be unable to keep pace with new technological developments that affect the marketplace for our services. In addition, as we offer new services and functionality, we will need to ensure that any new services and functionality are well integrated with our current services, particularly as we offer an increasing number of our services as part of bundled suites. To the extent that any new services offered by us do not interoperate well with our existing services, our ability to market and sell those new services would be adversely affected and our revenue level and ability to achieve and sustain profitability might be harmed. Updating technology internally and licensing new technology from third parties may require us to incur significant additional capital expenditures.

We rely on network operators, bandwidth providers, data centers and other vendors in providing services to our customers, and any system failure or interruption in the services provided by either our Company or third parties could harm our ability to operate our business and damage our reputation.

In our Fiber Internet Services segment, we rely on the continuing operation of our Fiber Network. Any damage to or failure of our network facilities could result in interruptions in our service, which could reduce our revenues and profits, and damage our brands. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, or other attempts to harm our systems. In any Ting town where we are not the underlying network operator and are utilizing the Fiber network of a third party, we rely on those third parties and their affiliates to maintain their network facilities, government authorizations and to comply with government policies and regulations. If they fail do to so, we may incur substantial losses. Some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. The occurrence of a natural disaster, a decision to close a facility without adequate notice or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

In our Mobile Services segment, as provider of retail mobile services, we do not own or operate a physical network, but rather utilize the nationwide wireless communication networks of our Network Operator. We rely on them and their third-party affiliates to maintain their wireless facilities and government authorizations and to comply with government policies and regulations. If they fail to do so, we may incur substantial losses. Some of the risks related to their nationwide wireless communication networks and infrastructure include: major equipment failures, breaches of network or information technology security that affect their wireless networks, including transport facilities, communications switches, routers, microwave links, cell sites or other equipment or third-party owned local and long-distance networks on which we rely, power surges or outages, software defects and disruptions beyond their control, such as natural disasters and acts of terrorism, among others. The Master Services Agreement with our Network Operator does not contain any contractual indemnification provisions relating to network outages or other disruptions. Any impact on their nationwide wireless communication networks could disrupt our operations, require significant resources, result in a loss of subscribers or impair our ability to attract new subscribers, which in turn could have a material adverse effect on our business, results of operations and financial condition. Delays or failure to add network capacity, or increased costs of adding capacity or operating the network, could limit our ability to increase our customer base, limit our ability to increase our revenues, or cause a deterioration of our operating margin.

In our Domain Services segment, the availability of our Domain Name services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service, which could reduce our revenues and profits, and damage our brands. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. Some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility without adequate notice or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

We are parties to agreements with other unrelated parties for certain business operations and to license third-party technologies. Any claims against these unrelated parties that we rely upon for business operations and/or licensed technology could result in the need to incur substantial costs to replace technology or services which could delay and increase the cost of product and service developments.

Across all three of our business segments, we have entered into agreements with third parties for licensing of certain technologies, the day-to-day execution of certain services, the development and maintenance of certain systems necessary for the operation of our businesses and for network equipment, handsets, devices and other equipment where appropriate. We expect our dependence on key suppliers to continue as more advanced technologies and services are developed. If we experience difficulties with regard to these arrangements or are unable to negotiate on commercially reasonable terms or at all with future vendors, it could result in additional expense, loss of customers and revenue, interruption of our services or a delay in the roll-out of new technology and services for our customers.

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

Our service offerings are exposed to risks associated with credit card and other online payment chargebacks, fraud and new payment methods.

Across all three of our business segments, regardless if those services operate on a postpaid or prepaid basis, we are exposed to the risks associated with credit card and other online payment technologies, chargebacks and fraud associated with these payment types. A substantial majority of our revenue originates from online credit card transactions. Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. Under credit card association rules, penalties may be imposed at the discretion of the association. Any such potential penalties would be imposed on our credit card processor by the association. Under our contract with our processor, we are required to reimburse our processor for such penalties. Our current level of fraud protection, based on our fraudulent and disputed credit card transaction history, is within the guidelines established by the credit card associations. However, we face the risk that one or more credit card associations may, at any time, assess penalties against us or terminate our ability to accept credit card payments from customers, which would have a material adverse effect on our business, financial condition and results of operations.

Furthermore, for our postpaid businesses, namely the Mobile Services and Fiber Internet Services segments, our success depends on our ability to manage credit risk while attracting new customers with profitable usage patterns. Both of these segments have relatively short operating histories and there can be no assurance that it will be able to manage credit risk or generate sufficient revenue to cover its postpaid-related expenses, including losses arising from its customers’ failure to make payments when due. We manage credit risk exposure using techniques that are designed to set terms and limits for the credit risk it accepts. The techniques we use may not accurately predict future defaults due to, among other things, inaccurate assumptions or fraud. Our ability to manage credit risk may also be adversely affected by legal or regulatory changes, competitors’ actions, consumer behavior, and inadequate collections staffing or techniques. While we continually seek to improve our assumptions and controls, the failure to manage credit risk appropriately may materially adversely affect our profitability and ability to grow.

Our indebtedness could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, divert our cash flow from operations for debt payments, and prevent us from meeting our debt obligations. Our debt agreements impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities across the Company.

As of March 1, 2022, our outstanding debt under our credit facility was $191.4 million. Our ability to generate cash flow from operations to make principal and interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors as well as changes in government monetary or fiscal policy.

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

Due to the global nature of the Internet, it is possible that, although our services and the Internet transactions related to them typically originate in the United States, Canada, Denmark and Germany, governments of other states or foreign countries might attempt to regulate our transactions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet on Tucows or on our customers. New or revised taxes and, in particular, sales taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

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

Additionally, as part of the DISH Purchase Agreement executed in Fiscal 2020, the Company granted DISH the right to use the name "Ting" and its associated domain name over a 24-month period, after which DISH has an option to purchase the brand from the Company. If after this period DISH opts to purchase the Ting brand from the Company, we will need to rebrand our Ting Fiber Internet business. DISH will use the Ting brand to provision Ting Mobile services, provided by DISH. Contemporaneously, the Company will continue to use the Ting brand with Ting Fiber, the Company's existing Fiber Internet service. This could cause a misassociation in the minds of consumers and the market who could associate either Company as the single service provider of both services. Additionally, any actions taken by DISH as part of the transactions contemplated by the DISH Purchase Agreement may impact the Ting brand's reputation. These actions could range from poor service quality, bad customer experience, privacy concerns, data breaches, and other events that could negatively impact the Ting brand permanently. The Ting brand could then carry negative connotation with consumers and impact our ability to continue to grow our Fiber Internet business under the Ting brand. If any of these events occur, our operational performance and financial results, in particular those of our Fiber Internet business may be adversely affected.

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

RISKS RELATED TO LEGAL, GOVERNMENTAL AND REGULATORY MATTERS

The use of ICANN's Oversight of Domain Name Registration System and domain name registration involve charges and fees. If these fees increase, this may have a significant impact on our operating results.

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

Our service offerings may become subject to new government regulations that may be costly to adopt, and may adversely affect our business prospects, future growth or results of operations.

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

Specifically regarding our Domain Services segment, to date, government regulations have not materially restricted use of the Internet in most parts of the world. The legal and regulatory environment pertaining to the Internet, however, is uncertain and may change. New laws may be passed, existing but previously inapplicable laws may be deemed to apply to the Internet, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. These changes could affect:

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

Our Fiber Internet businesses rely on Network Operators. Failure by a Network Operator to obtain the proper licenses and governmental approvals from regulatory authorities would cause us to be unable to successfully operate those businesses.

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

RISKS RELATED TO OWNERSHIP OF OUR STOCK

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

On February 10, 2022, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 11, 2023 and is expected to terminate on February 10, 2023. Although the Company has repurchased shares under previous programs, there is no obligation for the Company to continue to repurchase or to repurchase any specific dollar amount of stock. The stock buyback program could affect the price of our stock and increase volatility in the market. We cannot guarantee that this program will be fully consummated or that such program will enhance the long-term value of our share price.

GENERAL RISK FACTORS

Economic, political, and market conditions may adversely affect our businesses, financial condition, and operating results.

The financial results of our business are both directly and indirectly dependent upon economic conditions throughout the world, which in turn can be impacted by conditions in the global financial markets. Uncertainty about global economic conditions may lead businesses to postpone spending in response to tighter credit and reductions in income or asset values. Weak economic activity may lead government customers to cut back on services. Factors such as interest rates (including the LIBOR to SOFR transition), availability of credit, inflation rates, changes in laws (including laws relating to taxation), trade barriers, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) could have a material adverse effect on our business and investments, which could reduce our revenue, profitability and value of our assets. These factors may also adversely affect the business, liquidity and financial condition of our customers. In addition, periods of poor economic conditions could increase our ongoing exposure to credit risks on our accounts receivable balances. This could have a material adverse effect on our business, financial condition and results of operations.

Our business and financial performance could be adversely affected, directly or indirectly, by both global and local climate and environmental natural disasters, health crises and other disruptive activities.

Neither the occurrence nor the potential impact of global and local climate and environmental natural disasters, health crises and other disruptive activities can be predicted. However, these occurrences could impact us directly as a result of damage or by preventing us from conducting our business in the ordinary course, or indirectly as a result of their impact on our customers, suppliers or other counterparties. We could also suffer adverse consequences to the extent that such occurrences affect the financial markets or the economy in general or in any particular region or globally. Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our resiliency planning, and our ability, if any, to anticipate the nature of any such event that occurs. The adverse impact of such occurrences also could be increased to the extent that there is a lack of preparedness on the part of international, national or regional emergency responders or on the part of other organizations and businesses that we deal with, particularly those that we depend upon but have no control over.

The ongoing global COVID-19 pandemic continued to characterize Fiscal 2021, however the financial and operational impacts from COVID-19 on our business have been limited. Over the past year, we've monitored the situation and its impacts on our business but have ultimately seen trends stabilize, with continued recovery in U.S. markets due to large-scale vaccination programs. Management continues to assess the impact regularly but expects limited financial and operational impact through the upcoming fiscal year, should the COVID-19 pandemic persist. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak or any other widespread pandemics, epidemics or other health crises will not occur, or that the global economy will recover, either of which could seriously harm our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal administrative, engineering, marketing and sales office is located in Toronto, Ontario, and consists of approximately 28,000 square feet. We lease satellite offices in various cities across the United States as well as internationally in Germany and Denmark. The Toronto, Ontario office supports all three of our segments. Leased satellite offices across the United States support the Fiber Internet Services segment, while European offices support Domain Services.

The Company has acquired real property in Centennial, Colorado where it has constructed an office, warehouse and data center to support our local logistical operations and our North American colocation needs. This property primarily supports the Fiber Internet Services segment.

Currently, substantially all of our computer and communications hardware is located at our facilities or at server hosting facilities in Toronto, Ontario, San Jose, California, Centennial, Colorado and Ashburn, Virginia.

Recent Sales of Unregistered Securities

None.

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

As of March 1, 2022, Tucows had 76 shareholders of record.

We have not declared or paid any cash dividends on our common stock during the fiscal years ended December 31, 2021 and December 31, 2020, and we do not intend to do so in the immediate future, but we may decide to do so in the future depending on ongoing market conditions. Our ability to pay any cash dividends on our common stock, should our Board decide to do so, is also dependent on our earnings and cash requirements and may, from time to time, be governed by the terms of our credit agreements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

2022 Stock Buyback Program:

O n February 10 , 2022, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 11, 2023 and is expected to terminate on February 10, 2023.

2021 Stock Buyback Program:

O n February 9 , 2021, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 10, 2021 and is expected to terminate on February 9, 2022. The Company repurchased no shares under this program in Fiscal 2021.

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

	Year Ended December 31,
	2021	2020	2019
Common stock repurchased on the open market or through tender offer
Number of shares	-	70,238	101,816
Aggregate market value of shares (in thousands)	$-	$3,281	$4,986
Average price per share	$-	$46.70	$48.97

Common stock received in connection with share-based compensation
Number of shares	45,824	48,013	21,332
Aggregate market value of shares (in thousands)	$3,669	$2,957	$1,510
Average price per share	$80.07	$61.58	$70.77

STOCK PERFORMANCE GRAPH

The following graph and table compares the Company's stock performance to three stock indices over a five-year period assuming a $100 investment was made on the last day of fiscal year 2016.

ITEM 6.           RESERVED.

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

Our principal place of business is located in Canada. We manage our business as three segments: Fiber Internet Services - which primarily derives revenue from Fiber Internet services and billing solutions to small ISPs, Mobile Services - which primarily derives revenues from three distinct service offerings including retail mobile services, platform services and professional services, and Domain Services - which derives revenue from three distinct service offerings including wholesale domain services, wholesale value added services and retail. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our management regularly reviews revenues, cost of revenues, gross profit and adjusted EBITDA as a key measure of segment performance in order to gain more depth and understanding of the key business metrics driving our business. Effective January 1, 2022, our existing Mobile Services segment will be renamed to the communication service providers ("CSPs") Platform Services segment, and no longer include the 10-year payment stream on transferred legacy subscribers earned as part of the DISH Purchase Agreement as well as the retail sale of mobile phones, retail telephony services and transition services, all of which are not considered a part of our core business operations with the shift from MVNO to MSE. The renamed CSP Platform Services segment will continue to contain our MSE and professional services product offerings; since branded as Wavelo, as well as the billing solutions to Internet service providers (“ISPs”), that was previously reported under Fiber Internet Services segment. The Fiber segment will now only contain the operating results of our retail high speed Internet access operations, excluding the billing solutions moved to the new CSP Platform Services segment. The product offerings included in the Domain Services segment will remain unchanged.

For the years ended December 31, 2021, 2020 and 2019, we reported revenue of $304 million, $311 million and $337 million, respectively.

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

As of December 31, 2021, Ting Internet had access to 82,000 serviceable addresses and 26,000 active accounts under its management compared to having access to 56,000 serviceable addresses and 15,000 active accounts under its management as of December 31, 2020.

Mobile Services

Mobile Services includes the provision of Mobile Services Enabler ("MSE") platform and professional services, as well as the sale of retail mobile phone and retail telephone services for a small subset of retail customers.

Mobile Services were historically focused on providing mobile telephony services through our MVNO brand Ting Mobile. As mentioned above, on August 1, 2020 the Company sold substantially all of the customer relationships associated with Ting Mobile to DISH as part of the Purchase Agreement and now only retains a small subset of customers for which it continues to provide retail mobile services through the Ting Mobile brand. As part of the Purchase Agreement, the Company granted DISH the right to use and an option to purchase the Ting brand. Historically, we also operated other MVNO brands, ZipSim and Always Online Wireless (collectively referred to as the “Roam Mobility brands”). However, as a result of the developments in the economy and the heavily impacted business and leisure travel industries as a result of the COVID-19 pandemic early into Fiscal 2020, the Company was faced with considerable lack of demand for a SIM-enabled roaming service and decided to shut down the operations of the Roam Mobility brands, which was completed by September 30, 2020. Although we still provide retail mobile services to a small subset of customers retained from the Purchase Agreement, this service offering no longer represents the Company's strategic focus for Mobile Services going forward. Instead, we have transitioned away from a MVNO and towards a MSE, where we will focus on delivering a wide range of functions including billing, activation, provisioning, funnel marketing, and other professional services to mobile providers via our Mobile Platform. DISH is the first Tucows MSE customer.

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

Our primary distribution channel is a global network of approximately 35,000 web hosts, ISPs and other resellers around the world who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of generic top-level domain (“gTLD”) and the country code top-level domain options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface, easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted. We believe that the underlying platforms for our services are among the most mature, reliable and functional reseller-oriented provisioning and management platforms in our industry, and we continue to refine, evolve and improve these services for both resellers and end-users. Our business model is characterized primarily by non-refundable, up-front payments, which lead to recurring revenue and positive operating cash flow.

Wholesale, primarily branded as OpenSRS, eNom, EPAG and Ascio, derives revenue from its domain name registration service. Together the OpenSRS, eNom, EPAG and Ascio Domain Services manage 25.2 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management has decreased by 0.2 million domain names since December 31, 2020. The decrease is driven by lower renewal rates from the normalization of registration growth back to pre-pandemic levels, along with the continued erosion of registrations related to non-core customers from our eNom brand.

Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, WHOIS privacy, publishing tools and other value-added services. All of these services are made available to end-users through a network of 35,000 web hosts, ISPs, and other resellers around the world. In addition, we also derive revenue by monetizing domain names which are near the end of their lifecycle through advertising or auction sale.

Retail, primarily the Hover and eNom portfolio of websites, including eNom, and eNom Central, derive revenues from the sale of domain name registration and email services to individuals and small businesses. Our retail domain services also include our Personal Names Service – based on over 36,000 surname domains – that allows roughly two-thirds of Americans to purchase an email address based on their last name. The retail segment now includes the sale of the rights to its portfolio of surname domains used in connection with our Realnames email service and our Exact Hosting Service, that provides Linux hosting services for individual and small business websites.

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

Ting Internet	For the year ended December 31,
	2021	2020	2019
		(in '000's)
Ting Internet accounts under management	26	15	10
Ting Internet serviceable addresses (1)	82	56	36

(1)	Defined as premises to which Ting has the capability to provide a customer connection in a service area.

Domain Services	For the year ended December 31,(1)
	2021	2020	2019
		(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned	17,374	18,220	17,285
Domains under management
Registered using Registrar Accreditation belonging to the Tucows Group	18,909	19,685	19,233
Registered using Registrar Accreditation belonging to Resellers	6,254	5,692	4,540
Total domain names under management	25,163	25,377	23,773

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.

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

As part of the transactions contemplated by the DISH Purchase agreement in the prior year, the Company retained a small number of customer accounts associated with one MNO agreement that was not reassigned to DISH at time of sale. We continue to be subject to the minimum revenue commitments previously agreed to with this excluded MNO agreement. The Company is able to continue adding customers under the excluded MNO network. However, with no direct ability to change customer pricing or renegotiate contract costs or terms, the Company may be unable to meet the minimum commitments with this MNO partner and could incur significant and recurring penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO.

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

Critical Accounting Policies and Estimates

The following is a discussion of our critical accounting policies and methods. Critical accounting policies are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. “Note 2 – Significant Accounting Policies” of the Notes to the Consolidated Financial Statements for the year ended December 31, 2021 (“Fiscal 2021”) included in Part II, Item 8 of this Annual Report, includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience, available market information as applicable, and on various other assumptions that are believed to be reasonable under the circumstances at the time they are made. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control. Management evaluates its estimates on an on-going basis.

Contracts with multiple performance obligations

Our mobile platform service contract contains multiple performance obligations with DISH. We are required to allocate the transaction price between performance obligations - Mobile Platform Services and Professional Services, which impacts the timing of revenue recognition. We determine the stand-alone selling price of Mobile Platform Services using the residual method, which requires us to make estimates of future consideration earned during the entire term of the mobile platform service contract as well as the stand-alone selling price of Professional Services. Changes in assumptions could cause an increase or decrease in the amount of revenue that we report in a particular period.

Acquired customer relationships

For acquired customer relationships, the Company estimates the fair value based on the income approach.  The income approach is a valuation technique that calculates the fair value of an intangible asset based on the present value of future cash flows expected to be generated over the remaining useful life of the asset.  This valuation involves significant subjectivity and estimation uncertainty, including assumptions related to future revenues attributable to acquired customer relationships, attrition rates and discount rates.

Loss contingencies

We are sometimes subject to claims, suits, regulatory and government investigations, and other proceedings involving competition, intellectual property, privacy, tax and related compliance, labor and employment, commercial disputes, and other matters. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated.

We evaluate, on a regular basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and make adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both the likelihood and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material.

Impairment of Goodwill and intangibles

We evaluate factors such as macro-economic, industry and market conditions including the capital markets and the competitive environment amongst others. We concluded that there were no indications of impairment under the qualitative approach. The analysis was consistent with the approach we utilized in our analysis performed in prior years.

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

Changes in estimates

There were no material changes to our critical accounting estimates during Fiscal 2021.

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

(a)	Fiber Internet Services

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

Retail Mobile Services

Ting Mobile wireless usage contracts grant customers access to standard talk, text and data mobile services. Ting Mobile contracts are billed based on the customer's selected rate plan, which can either be usage based or an unlimited plan. All rate plan options are charged to customers on a postpaid, monthly basis at the end of their billing cycle. As discussed previously, in the past fiscal year the Company sold substantially all of its retail mobile customer relationships, and mobile handset and SIM inventory to DISH and granted the right to use and option to purchase the Ting brand. The Company only retains a small subset of customers to which it continues to provide retail mobile services. All future revenues associated with Retail Mobile Services stream will only be for this subset of customers retained by Ting, Inc.

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

(c)	Domain Services

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

Retail

We derive revenues mainly from Hover and eNom’s retail properties through the sale of retail domain name registration and email services to individuals and small businesses. The retail segment now includes the sale of the rights to its portfolio of surname domains used in connection with our Realnames email and Linux hosting services for websites through our Exact Hosting brand.

For information about geographic areas, see “Note 19 – Segment Reporting” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Valuation of Goodwill, Intangible Assets and Long-Lived Assets

The excess of the purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At December 31, 2021, we had $130.4 million in goodwill related to our acquisitions and $50.4 million in intangible assets comprised of indefinite life intangibles of $12.3 million and finite life intangible assets of $38.1 million. At December 31, 2020, we had $116.3 million in goodwill related to our acquisitions and $47.4 million in intangible assets comprised of indefinite life intangibles of $12.3 million and finite life intangible assets of $35.1 million. As described above, we report our financial results as three operating segments, Fiber Internet Services, Mobile Services and Domain Services. Eighty-three percent of goodwill relates to our Domain Services operating segment and 17% of goodwill relates to our Fiber Internet Services segment. Of our goodwill balance, $91.4 million is not deductible for tax purposes. Seventy-three percent of intangible assets relate to our Domain Services operating segment and 27% of intangible assets relate to our Fiber Internet Services segment.

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

Our indefinite life intangible assets consist of surname domain names and direct navigation domain names. In order to maintain our rights to these domain names, we pay annual renewal fees to the applicable domain name registries. Over the course of time, we sometimes decide not to renew certain under-performing domain names and incur an impairment charge associated with such non-renewal. There was no impairment recorded on indefinite-life intangible assets during 2021, 2020 and 2019.

With regard to long-lived assets comprised of property and equipment and finite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-life intangible assets may warrant revision or whether the carrying amount of such assets may not be recoverable and exceed their fair value. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. During Fiscal 2021 there was no impairment recorded on definite-life intangible assets and property and equipment. In  2020 there was a $1.4 million impairment recorded on definite-life intangible assets associated with the shutdown of the Roam Mobility brands discussed above. There was no impairment recorded on definite-life intangible assets and property and equipment recorded during  2019.

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

In connection with business acquisitions that we have completed, we identify and estimate the fair value of net assets acquired, including certain identifiable intangible assets (other than goodwill) and liabilities assumed.  The determination of acquisition date fair values requires us to make significant estimates and assumptions regarding projected revenues, costs, earnings before interest, taxes, depreciation and amortization, attrition rates and discount rates.  Changes to these assumptions may result in material differences depending on the size of the acquisition completed.

Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of our operating segments to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance, could result in a change in our operating segments, requiring a reallocation and updated impairment analysis of goodwill and indefinite life intangible assets. A goodwill or intangible asset impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. There was no further impairment of goodwill or intangible assets as a result of the annual impairment tests completed during the fourth quarters of 2021,  2020 or 2019.

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

As we account for income taxes under the asset and liability method, we recognize deferred tax assets or liabilities for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities. We record a valuation allowance to reduce the net deferred tax assets when it is more likely than not that the benefit from the deferred tax assets will not be realized. In assessing the need for a valuation allowance, historical and future levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies are considered. In the event that it is determined that the deferred tax assets to be realized in the future would be in excess of the net recorded amount, an adjustment to the deferred tax asset valuation allowance would be recorded. This adjustment would increase income in the period that such determination was made. Likewise, should it be determined that all or part of a recorded net deferred tax asset would not be realized in the future, an adjustment to increase the deferred tax asset valuation allowance would be charged to income in the period that such determination would be made. At December 31, 2021, the valuation allowance of $13.5 million was related to foreign tax credits that we are not expected to realize, compared to $11.2 million at December 31, 2020.

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

Current COVID-19 response and expected impacts

The ongoing global COVID-19 pandemic continued to characterize Fiscal 2021, however the financial and operational impacts from COVID-19 on our business have been limited. Over the past year, we've monitored the situation and its impacts on our business but have ultimately seen trends stabilize, with continued recovery in U.S. markets due to large-scale vaccination programs. Management continues to assess the impact regularly but expects limited financial and operational impact through the upcoming fiscal year, should the COVID-19 pandemic persist. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak will not occur as evidenced by numerous variants of the virus emerging, including Omicron. Since the onset of this pandemic in 2020, all employees who could conceivably work from home were and continue to be encouraged to do so. Since then we have transitioned to defining ourselves as a remote-first organization, and for the small group of employees who are unable work from home, including our order fulfillment and Fiber installation teams, many of whom work in the field, they are encouraged to practice social distancing and to continue to follow hygiene best practices and safety protocols as outlined by the Centers for Disease Control and Prevention in connection with the COVID-19 pandemic. In the past year, the Ting Fiber Internet team established an installation solution for our employees and customers that minimizes risks associated with person-to-person contact and they continue to effectively deploy this installation solution currently. We have also implemented a vaccination policy requiring those employees who work from a Company office, meet in person with customers or travel by plane or train for business purposes to be fully vaccinated.

We have not experienced any productivity issues, material resource constraints nor do we foresee requiring any material expenditures to continue to implement our business continuity plans described above. Likewise, we have not experienced nor do we foresee any future impacts to our liquidity position, credit risk, internal controls or impacts to our accounting policies as a result of the COVID-19 pandemic.

RESULTS OF OPERATIONS FOR THE YEAR ENDED December 31, 2021 AS COMPARED TO THE YEAR ENDED December 31, 2020

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

Mobile Services

Mobile Services - Retail Mobile Services

Ting Mobile wireless usage contracts grant customers access to standard talk, text and data mobile services. Ting Mobile contracts are billed based on the customer's selected rate plan, which can either be usage based or an unlimited plan. All rate plan options are charged to customers on a postpaid, monthly basis at the end of their billing cycle. As discussed previously, in the past fiscal year the Company sold substantially all of its retail mobile customer relationships, and mobile handset and SIM inventory to DISH and granted the right to use and option to purchase the Ting brand. The Company only retains a small subset of customers to which it continues to provide retail mobile services. All future revenues associated with Retail Mobile Services stream will only be for this subset of customers retained by Ting, Inc.

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

Retail

We derive revenues mainly from Hover and eNom’s retail properties through the sale of retail domain name registration and email services to individuals and small businesses. The retail segment now includes the sale of the rights to its portfolio of surname domains used in connection with our Realnames email service and Linux hosting services for websites through our Exact Hosting brand.

The following table presents our net revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2021	2020

Fiber Internet Services:
Fiber Internet Services	$26,445	$18,428

Mobile Services:
Retail mobile services	9,395	46,540
Mobile platform services	11,912	564
Other professional services	11,009	3,416
Total Mobile	32,316	50,520

Domain Services:
Wholesale
Domain Services	189,091	186,893
Value Added Services	20,942	18,526
Total Wholesale	210,033	205,419

Retail	35,543	36,835
Total Domain Services	245,576	242,254

	$304,337	$311,202
(Decrease) increase over prior period	$(6,865)
(Decrease) increase - percentage	(2)%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2021	2020

Fiber Internet Services:
Fiber Internet Services	9%	6%

Mobile Services:
Retail mobile services	3%	15%
Mobile platform services	4%	0%
Other professional services	4%	1%
Total Mobile	11%	16%

Domain Services:
Wholesale
Domain Services	61%	61%
Value Added Services	7%	6%
Total Wholesale	68%	67%

Retail	12%	11%
Total Domain Services	80%	78%

	100%	100%

Total net revenues for Fiscal 2021 decreased by $6.9 million, or 2%, to $304.3 million from $311.2 million for the fiscal year ended December 31, 2021 (“Fiscal 2021”). The overall decrease in revenue was primarily driven by the $18.2 million reduction of revenues attributable to our Mobile Services segment. This decrease in Mobile Services revenues was directly related to the DISH Purchase Agreement as well as the shutdown of Roam Mobility brands in the past year. As part of the DISH Purchase Agreement, as a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement. This has been classified as Other Income and not considered revenue in the current period. This decrease in Mobile Services revenues was partially offset by a $8.0 million increase related to Fiber Internet Services revenues, a result of both growth in customers as we continue to build out our Ting Internet footprint as well as acquisition led revenue growth from our fourth quarter acquisition of Simply Bits. Additionally, smaller increases from Domain Services of $3.3 million also helped partially offset any revenue decreases in period, which was driven by outsized proceeds from our domain expiry revenue streams relative to the fiscal year ending December 31, 2020 ("Fiscal 2020").

Deferred revenue at December 31, 2021 decreased to $147.8 million from $152.2 million at December 31, 2020. This decrease was primarily driven by our Domain Services segment, accounting for $3.5 million of the decrease due to recognition of previously deferred billings for registrations and renewals growth experienced in Fiscal 2020 in connection with COVID-19. This decrease is followed by a decrease related to Mobile Services, accounting for $2.1 million of the decrease due to the recognition of previously deferred bundled and other professional services revenues. These professional services revenues were recognized as the Company performed its obligation to provide these services to DISH. These decreases were partially offset by an increase in deferred revenue associated with Fiber Internet Services of $1.1 million, which is reflective of the continued growth in customer base and billings for that segment relative to December 31, 2020.

No customer accounted for more than 10% of revenue during Fiscal 2021 or during Fiscal 2020. As of December 31, 2021 DISH accounted for 46% of total accounts receivable and as at December 31, 2020, DISH accounted for 59% of total accounts receivable.

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

Fiber Internet Services

Revenues from Ting Internet and billing solutions generated $26.4 million in revenue during Fiscal 2021, up $8.0 million or 43% compared to Fiscal 2020. This growth is driven by continued subscriber growth across our Fiber network relative to Fiscal 2021, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States. Of this $8.0 million increase, $1.3 million related to our fourth quarter acquisition of Simply Bits.

As of December 31, 2021, Ting Internet had access to 82,000 serviceable addresses and 26,000 active accounts under its management compared to having access to 56,000 serviceable addresses and 15,000 active accounts under its management as of December 31, 2020. These figures exclude the increase in serviceable addresses and accounts attributable to the Simply Bits acquisition.

Mobile Services

Retail Mobile Services

Net revenues from Retail Mobile Services for the Fiscal 2021, decreased by $37.1 million compared to Fiscal 2020, to $9.4 million. This decrease is a result of the significant changes to our Mobile Services segment that occurred during Fiscal 2020 as we transitioned from MVNO to MSE. These changes include both the shutdown of the Roam Mobility brands in the second quarter of 2020 followed by the sale of substantially all of the Ting Mobile customer base as part of the DISH Purchase Agreement. Ting Mobile accounts for substantially all of this decrease (of which $4.4 million is reduced device revenues and $31.4 million relates to service revenues), followed by Roam Mobility at $1.3 million of the total decrease.

The revenues earned from Retail Mobile Services for Fiscal 2021 is only reflective of the mobile telephony services and device revenues associated with the small group of customers retained by the Company from the sale of the historically larger Ting Mobile customer base to DISH. As mentioned above, the payout the Company receives from the aforementioned sale has been classified as Other Income and not considered revenue in the current period.

Mobile Platform Services

Net revenues from Mobile Platform Services for the Fiscal 2021, increased by $11.3 million compared to Fiscal 2020, to $11.9 million. This increase is a result of the new MSE business created as a result of the DISH Purchase Agreement in the past year. Only five months of comparable revenues existed during Fiscal 2020. Additionally, during Fiscal 2021 the net revenues recognized include both platform fee billings as well as revenues recognized from the previous deferral of bundled professional fees offered in connection with Mobile Platform Services. The Company has satisfied its obligations to provide any bundled professional services revenues recognized in the current period. Tucows' MSE platform provides network access, provisioning and billing services for MVNOs, of which DISH is currently our sole customer.

Other Professional Services

Net revenues from Other Professional Services for the Fiscal 2021, increased by $7.6 million compared to Fiscal 2020, to $11.0 million. Similar to above, this increase is a result of the new MSE business created as a result of the DISH Purchase Agreement in the past year.  Tucows' other professional services include both standalone technology services development work and other transitional services including sales, marketing, customer support, order fulfillment, and data analytics for MVNOs, of which DISH is currently our sole customer. During Fiscal 2021, we earned revenues for both provision of standalone technology services development work as well as a full year of transitional services. This is in contrast to Fiscal 2020 which was characterized by only five months of solely transitional services revenues.

Domain Services

Wholesale - Domain Services

During Fiscal 2021, Wholesale Domain Services revenue increased by $2.2 million or 1% to $189.1 million. The increase in revenue compared to Fiscal 2020 was primarily driven by the recognition of previously deferred billings from the past year, as discussed above in the change in deferred revenue. As more businesses established an online presence during the onset of the COVID-19 pandemic in Fiscal 2020 we experienced domain name registration growth from our large volume resellers across our Domain Services brands. Fiscal 2021 was then characterized by a normalization of this COVID-19 registration growth back to historically experienced pre-pandemic levels as well as some erosion in renewal rates in the last half of the year. The increase in revenues from deferred revenue discussed above is offset by a small decrease in billings of $0.3 million, largely driven by our eNom brand which has seen continued decline in registrations by non-core customers relative to Fiscal 2020.

Together the OpenSRS, eNom, EPAG and Ascio Domain Services manage 25.2 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management has decreased by 0.2 million domain names since December 31, 2020. The decrease is driven by lower renewal rates from the normalization of registration growth back to pre-pandemic levels, along with the continued erosion of registrations related to non-core customers from our eNom brand.

Wholesale - Value Added Services

Net revenues from value-added services increased by $2.4 million to $20.9 million compared to Fiscal 2020. The increase in value-added service revenue over Fiscal 2020 was primarily driven by an increase in expiry stream proceeds across our Domain Services brands. As a result of the normalization of renewal rates and domains under management discussed above in connection to COVID-19, Fiscal 2021 benefited from a significant volume of expired domain names registered in the past year being available for our expiry streams, which returned favorable proceeds at auction and drove our revenue growth for value added services.

Retail

Net revenues from retail decreased by $1.3 million to $35.5 million compared to Fiscal 2020. The decrease in revenue was primarily related to domain portfolio sales, which decreased by $0.9 million as a result of the Company disposing of its entire domain portfolio, excluding surname domains used in the RealNames email service during the fourth quarter of Fiscal 2020. This decrease was compounded by a $0.5 million decrease in retail domain name registrations from the erosion of retail customers away from our eNom Central brand. These decreases were partially offset by an increase in Exact Hosting revenues of $0.1 million.

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

Retail

Costs of revenues for our provision and management of Internet services through our retail sites, Hover.com and the eNom branded sites, include the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are recorded as prepaid domain registry fees and are expensed ratably over the renewal term. Costs of revenues for our surname portfolio represent the amortization of registry fees for domains added to our portfolio over the renewal period, which is generally one year, the value attributed under intangible assets to any domain name sold and any impairment charges that may arise from our assessment of our domain name intangible assets.

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

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2021	2020

Fiber Internet Services:
Fiber Internet Services	$12,120	$6,982

Mobile Services:
Retail mobile services	6,012	22,942
Mobile platform services	419	56
Other professional services	7,000	2,970
Total Mobile	13,431	25,968

Domain Services:
Wholesale
Domain Services	147,213	146,788
Value Added Services	2,544	3,016
Total Wholesale	149,757	149,804

Retail	17,731	17,647
Total Domain Services	167,488	167,451

Network Expenses:
Network, other costs	14,769	10,194
Network, depreciation and amortization costs	18,035	13,484
Network, impairment	201	1,638
	33,005	25,316

	$226,044	$225,717
Increase over prior period	$327
Increase - percentage	0%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2021	2020

Fiber Internet Services:
Fiber Internet Services	5%	3%

Mobile Services:
Retail mobile services	3%	10%
Mobile platform services	0%	1%
Other professional services	3%	1%
Total Mobile	6%	12%

Domain Services:
Wholesale
Domain Services	65%	64%
Value Added Services	1%	1%
Total Wholesale	66%	65%

Retail	8%	8%
Total Domain Services	74%	73%

Network Expenses:
Network, other costs	7%	5%
Network, depreciation and amortization costs	8%	6%
Network, impairment	0%	1%
	15%	12%

	100%	100%

Total cost of revenues for Fiscal 2021 increased by $0.3 million to $226.0 million, from $225.7 million in Fiscal 2020. The decrease was primarily driven by the $12.5 million of reduced costs attributable to our Mobile Services segment that was impacted by both the DISH Purchase Agreement and the shutdown of Roam Mobility brands in late Fiscal 2020. When compared to Fiscal 2020, the Mobile Services segment looks different as a result of our shift from MVNO to MSE. Both these factors contribute to Fiscal 2021 having significantly lower costs for the Mobile Services segment. This decrease in overall cost of revenues is partially offset by increases from Fiber Internet Services costs, Network Expenses costs as well as increases in Domain Services costs of $5.1 million, $7.6 million and less than $0.1 million, respectively. The increase from Fiber Internet Services is related to the continued expansion of both serviceable addresses and active subscriptions as well as the fourth quarter acquisition of Simply Bits. This is aligned with the discussion above in the Net Revenue section for this segment. The increase from Network Expenses is a result of the expansion of the Company’s increased network infrastructure associated with the continuing expansion of the Ting Fiber footprint and an increase in communication and productivity tool costs across our service lines. Domain Services costs of revenues increased as a result of recognition of registration costs from previously deferred billed costs related to the strong performance and additions to domains under management as a result of the COVID-19 pandemic.

Deferred costs of fulfillment as of December 31, 2021 increased by $1.6 million, or 1%, to $112.7 million from $111.1 million at December 31, 2020. This increase was primarily driven by Mobile Services, accounting for $3.4 million of the increase which is due to the increase in current period costs incurred in connection with the fulfillment of our MSE agreement and other professional services with DISH. This increase was partially offset by a decrease in deferred costs of fulfillment related to domain name registration and service renewals of $1.8 million, decreasing as registration costs are recognized from previously deferred billed costs from registrations driven by the COVID-19 pandemic. Relative to COVID-19 pandemic levels, Fiscal 2021 was characterized by slowing growth in additions and renewals to domains under management, which has appropriately translated to less deferred costs of fulfillment for our Domain Services segment. Additionally, our Fiber Internet Services segment contributed to partially offset this overall decrease with an increase in deferred costs of fulfillment of less than $0.1 million relative to the past year.

Fiber Internet Services

In Fiscal 2021, costs related to provisioning high speed Internet access and billing solutions increased $5.1 million, or 73%, to $12.1 million as compared to $7.0 million during Fiscal 2020. The increase in costs were primarily driven by increased direct costs and, bandwidth and colocation costs related to the continued expansion of the Ting Fiber network. Although directionally aligned with the experienced growth in revenue over the same period, the outpaced increase in cost of revenues for Fiber Internet services is a result of the necessary upfront investment and expenditure needed to build out the network in advance of anticipated revenue growth in any particular location. Of this $5.1 million increase, $0.4 million related to our fourth quarter acquisition of Simply Bits.

Mobile Services

Retail Mobile Services

Cost of revenues from Retail Mobile Services for Fiscal 2021 decreased by $16.9 million to $6.0 million, when compared to Fiscal 2020. The decrease is consistent with the above discussion around net revenues, and is a result of the significant changes to our Mobile Services segment that occurred during Fiscal 2020 as we transitioned from MVNO to MSE. Ting Mobile accounts for $16.1 million of this decrease (of which $5.2 million is reduced device costs and $10.9 million relates to reduced service costs), followed by Roam Mobility at less than $0.8 million of the total decrease. The cost of revenues incurred from Retail Mobile Services during Fiscal 2021 is only reflective of the mobile telephony services and device costs associated with the small group of customers retained by the Company from the DISH Purchase Agreement. The decline also included reduced minimum commitment charges which decreased by $0.3 million as compared to Fiscal 2020.

Mobile Platform Services

Cost of revenues from Mobile Platform Services for Fiscal 2021 increased by $0.3 million to $0.4 million, when compared to Fiscal 2020. The increase was the result of the new MSE business created as a result of the DISH Purchase Agreement in the past year.  Only five months of comparable cost of revenues existed during Fiscal 2020. Tucows' MSE platform provides network access, provisioning and billing services for MVNOs, of which DISH is currently our sole customer. Costs incurred represent the amortization of previously capitalized costs incurred to fulfill the DISH MSE agreement over the term of the agreement.

Other Professional Services

Cost of revenues from Other Professional Services for Fiscal 2021 increased by $4.0 million to $7.0 million, when compared to Fiscal 2020. The increase was the result of the new MSE business created as a result of the DISH Purchase Agreement in the past year. Tucows' professional services include standalone technology services development and other transitional services including sales, marketing, customer support, order fulfillment, and data analytics for MVNOs, of which DISH is currently our sole customer. During Fiscal 2021, we incurred cost of revenues for both provision of standalone technology services development work as well as a full year of transitional services. This is in contrast to Fiscal 2020 which was characterized by only five months of solely transitional services cost of revenues. Costs incurred represent any personnel and contractor fees for any client service resources retained by the Company to provide either standalone technology services development work or transitional services to DISH.

Domain Services

Wholesale - Domain Services

Costs for wholesale domain services for Fiscal 2021 increased by $0.4 million to $147.2 million, when compared to Fiscal 2020. The increase is consistent with the above discussion around net revenues, where registration costs were recognized in Fiscal 2021 from previously deferred billed costs incurred from experienced domain name registration growth and domains under management in connection with the COVID-19 pandemic. The overall increase was also impacted by decreases in current year billed costs from our eNom brand, which has seen a decline in registrations and domains under management in the current year, beyond the impacts of normalization from COVID-19 impacts.

Wholesale - Value Added Services

Costs for wholesale value-added services for Fiscal 2021 decreased by $0.5 million to $2.5 million, when compared to Fiscal 2020. The decrease in cost of revenue is primarily related to decreases in Digital Certificates and other value added service costs compared to Fiscal 2020.

Retail

Costs for retail for Fiscal 2021 increased by less than $0.1 million, to $17.7 million, when compared to Fiscal 2020. The was driven by increased costs related to Exact Hosting and was partially offset by declining volume of retail domain name registrations related to the eNom retail brands.

Network Expenses

Network costs for Fiscal 2021 increased by $7.7 million to $33.0 million when compared to Fiscal 2020. The comparative increase was primarily driven by both increased network costs and depreciation as a result of the expansion of the Company’s increased network infrastructure associated with the continuing expansion of the Ting Fiber footprint. These increases were partially offset by a decrease in impairment of property, plant and equipment, due to Fiscal 2020 including a $1.6 million impairment charge for Ting TV, a product formerly under development for Ting Internet. Additionally, Fiscal 2021 benefited from a decrease in amortization charges from the full amortization of the Ascio Technology intangible asset acquired in 2019.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2021	2020
Sales and marketing	$39,471	$34,274
Increase over prior period	$5,197
Increase - percentage	15%
Percentage of net revenues	13%	11%

Sales and marketing expenses for Fiscal 2021 increased by $5.2 million, or 15%, to $39.5 million when compared to Fiscal 2020. The increase in costs relate primarily to increased salaries and benefits driven by an expanding workforce and wage inflation focused on our Fiber Internet services teams, as well as increased marketing related costs to drive active subscription growth given the increase in serviceable addresses available to our Fiber Internet Services segment. In addition to this, we also experienced an increase in costs related to stock-based compensation expenses in an effort to attract and retain labor and an increase in facility costs increased directly related to the expansion of our Ting Fiber internet footprint and workforce in select Ting towns across the United States.

Excluding movements in exchange rates, we expect sales and marketing expenses for the fiscal year ending December 31, 2022 (“Fiscal 2022”) to increase in absolute dollars, as we adjust our marketing programs and sales and customer support personnel costs to support our Fiber Internet marketing and customer service needs.

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

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2021	2020
Technical operations and development	$14,310	$12,427
Increase over prior period	$1,883
Increase - percentage	15%
Percentage of net revenues	5%	4%

Technical operations and development expenses for Fiscal 2021 increased by $1.9 million, or 15%, to $14.3 million. The increase in costs relates primarily to increased spending on external contractors to provide development resources to assist our internal shared services and engineering teams with development aspects of the MSE platform. In addition to increased spending on external contractors, a slight increase in salaries and benefits driven by an expanding workforce and wage inflation focused on our shared services and engineering teams contributed to the overall increase in costs for the period along with stock-based compensation expenses to attract and retain labor

Excluding movements in exchange rates, we expect technical operations and development expenses for Fiscal 2022, in absolute dollars, to increase when compared to Fiscal 2021 to support the ongoing growth in our operations.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2021	2020
General and administrative	$22,370	$20,268
Increase over prior period	$2,102
Increase - percentage	10%
Percentage of net revenues	7%	7%

General and administrative expenses for Fiscal 2021 increased by $2.1 million, or 10%, to $22.4 million as compared to Fiscal 2020. The increase was primarily driven increases in personnel and related expenses as well as stock-based compensation expenses in order to attract, retain and scale core administrative teams including Human Resources and Finance to meet projected Company growth. Additionally, we experienced an increase in professional accounting and legal fees associated with our growing Fiber Internet segment. These increases were partially offset by reduced Mobile Services credit card fees as a result of the DISH Purchase Agreement that closed in the past year, as well as a decrease in facility related costs and foreign exchange expenses.

Excluding movements in exchange rates, we expect general and administrative expenses for Fiscal 2022, in absolute dollars, to increase when compared to Fiscal 2021 largely to support the growth of our business.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2021	2020
Depreciation of property and equipment	$534	$488
Increase over prior period	$46
Increase - percentage	9%
Percentage of net revenues	0%	0%

Depreciation costs for Fiscal 2021 remained relatively flat at $0.5 million as compared to Fiscal 2020. The slight increase was due to the depreciation of additions to property and equipment, in particular computer hardware purchased in support of our expanding workforce.

LOSS (GAIN) ON DISPOSAL OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2021	2020
Loss on disposition of property and equipment	$234	$(17)
Increase over prior period	$251
Decrease - percentage	(1,476)
Percentage of net revenues	0%	(0)%

Loss on disposal of property and equipment increased by $0.2 million to $0.2 million as compared to Fiscal 2020. The increase was a result of Fiscal 2021 including a disposal of minor internal use software for which the Company no longer expects to realize the initial use and intended benefit that it initially did when those development costs were initially capitalized.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2021	2020
Amortization of intangible assets	$9,424	$10,080
Decrease over prior period	$(656)
Decrease - percentage	(7)%
Percentage of net revenues	3%	3%

Amortization of intangible assets decreased $0.7 million for Fiscal 2021, to $9.4 million. The decrease is primarily driven by the write-off of Mobile Services related intangible assets in connection with the both the sale of the Ting Mobile customer base and the shutdown of Roam Mobility brands in Fiscal 2020.

Network rights, brand and customer relationships acquired in connection with the following acquisitions are amortized on a straight-line basis over a range of two to seven years: eNom in January 2017, Ascio in March of 2019, Cedar in January 2020 and Simply Bits in November 2021.

IMPAIRMENT OF DEFINITE LIFE INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2021	2020
Impairment of definite life intangible assets	$-	$1,431
Decrease over prior period	$(1,431)
Decrease - percentage	(100)%
Percentage of net revenues	-%	0%

Impairment of definite life intangible assets for Fiscal 2021 was nil compared to $1.4 million in Fiscal 2020. The decrease is driven by the write-off of Roam Mobility brands customer relationships that were written off in Fiscal 2020 when the Company decided to shut down the related businesses as a result of lack of demand for SIM-enabled roaming services due to the COVID-19 pandemic.

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

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2021	2020
Loss (gain) on currency forward contracts	$(277)	$(383)
Increase over prior period	$106
Decrease - percentage	28%
Percentage of net revenues	0%	0%

We have entered into certain forward exchange contracts that do not comply with the requirements of hedge accounting to meet a portion of our future Canadian dollar requirements through December 2021. During Fiscal 2021, the Company recorded a net gain of $0.3 million on the change in fair value of outstanding contract as well as realized matured contracts. In Fiscal 2020 the Company recorded a net gain of $0.4 million in the change in fair value of outstanding contract as well as realized matured contracts.

At December 31, 2021, our balance sheet reflects a derivative instrument asset of $0.3 million as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2021	2020
Other income (expense), net	$15,043	$3,843
Increase over prior period	$11,200
Increase - percentage	291%
Percentage of net revenues	5%	1%

Other income increased by $11.2 million when compared to Fiscal 2020. This was driven by a $12.4 million increase due to the gain on sale of Ting Customer Assets to DISH. As described above, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement, as form of consideration for the sale of the legacy customer relationships. Comparatively, the gain in Fiscal 2020 represented the net effect of proceeds earned from DISH in regards to the legacy customer base of $11.1 million offset by the write off of certain Mobile intangible and contract assets totaling $3.5 million. This overall increase in other income was partially offset by higher interest expense from higher variable interest rates incurred on our Amended 2019 Credit Facility. Other expense consists primarily of the interest we incur in connection with our Amended 2019 Credit Facility. The interest incurred primarily relates to our loan balances obtained to fund the acquisition of eNom, Ascio, Cedar and Simply Bits and funding for expenditures associated with the Company’s Fiber to the Home build program.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2021	2020
Provision for income taxes	$3,906	$4,985
Decrease in provision over prior period	$(1,079)
Decrease - percentage	(22)%
Effective tax rate	54%	46%

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

Income taxes decreased by $1.1 million and the effective tax rate increased from 46% to 54% when compared to Fiscal 2020. The increase in effective tax rate is primarily due to changes in blended tax rates and is partially offset by an increase in stock option benefit deduction. Our Fiscal 2021 income tax expense includes a tax recovery of $1.6 million related to the adoption of ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense on a prospective basis. The Fiscal 2020 tax recovery related to excess tax benefits related to employee share-based compensation was $0.4 million.

In Fiscal 2021, the Company did not utilize the bonus depreciation with respect to its continued investment in the Ting Fiber business. Despite this, due to the reduction in tax rate to 21%, it is unlikely we will ultimately be able to fully claim the Fiscal 2021 foreign taxes paid in future years as a foreign tax credit. As such, we have taken a valuation allowance on foreign tax credits not utilized for 2021 income tax purposes, the net negative effect of which is a $2.3 million addition to income tax expense, as compared to $2.9 million additional tax expense in Fiscal 2020.

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

The following table reconciles net income to adjusted EBITDA:

Reconciliation of Adjusted EBITDA to Income before Provision for Income Taxes	Twelve months ended December 31,
(In Thousands of US Dollars)	2021	2020	2019
(unaudited)	(unaudited)	(unaudited)	(unaudited)

Adjusted EBITDA	$48,821	$50,972	$51,905
Depreciation of property and equipment	17,986	12,632	8,961
Impairment and loss on disposition of property and equipment	435	1,621	73
Amortization of intangible assets	10,007	11,420	10,333
Impairment of definite life intangible assets	-	1,431	-
Write-down on disposal of Ting Mobile customer assets	-	3,513	-
Interest expense, net	4,617	3,611	4,769
Accretion of contingent liability	383	344	-
Stock-based compensation	4,592	3,718	2,876
Unrealized loss (gain) on change in fair value of forward contracts	606	(500)	(313)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	219	461	(581)
Acquisition and other costs[1]	2,706	1,961	1,216

Income before provision for income taxes	$7,270	$10,760	$24,571

[1] Acquisition and other costs represents transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses, primarily related to our acquisition of Cedar in January 2020 and Simply Bits in November 2021 and the disposition of certain Ting Mobile assets in August 2020. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA for the year ended December 31, 2021 decreased by $2.2 million, or 4% to $48.8 million when compared to the year ended December 31, 2020. The decrease in adjusted EBITDA from period-to-period was primarily driven by the increased investment in Ting Fiber due to the ramp of expenditures related to the Fiber network build and expansion plan. This decrease was partially offset by increased contributions from both Mobile Services due to the gain on sale of Ting Customer Assets earned as Other Income and new MSE Platform revenues growing in the current period and from Domain Services; due to strong performance in both Domain Services and Value added Services such as expiry revenues. When comparing Adjusted EBITDA in Fiscal 2020 to the year ended December 31, 2019 (“Fiscal 2019”), the lower contribution stemmed from the erosion of wholesale and retail registrations from our eNom brand as well as Mobile Services due to the sale of Ting Mobile customer relationships to DISH as well as the shutdown of Roam Mobility. The overall decrease in Adjusted EBIDTA in Fiscal 2020 was partially offset by an increased contribution from wholesale domain registrations from our OpenSRS and EPAG brands who experienced an increase in domains under management at the onset of the COVID-19 pandemic as more businesses moved online in early Fiscal 2020. The increase was also impacted by increased contribution from Ascio, with a full year of contribution in Fiscal 2020 relative to the stub period in Fiscal 2019 due to acquisition timing. Additionally, the acquisition of Cedar and continued expansion of the Ting Fiber network contributed to increased contribution from Fiber year-over-year.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis. The impact of the fair value adjustment on outstanding hedged contracts for Fiscal 2021 was a net loss in other comprehensive income of $2.0 million compared to a net gain of $1.9 million for Fiscal 2020.

The following table presents other comprehensive income for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2021	2020
Other comprehensive income (loss)	$(1,993)	$1,863
Decrease over prior period	$(3,856)
Decrease - percentage	(207)%
Percentage of net revenues	(1)%	1%

The impact of the fair value adjustments on outstanding hedged contracts during 2021 was a gain in OCI of $0.6 million as compared to a gain of $1.7 million during 2020.

The net amount reclassified to earnings during 2021 was a loss of $2.6 million compared to a gain of $0.2 million during 2020.

RESULTS OF OPERATIONS FOR THE YEAR ENDED December 31, 2020 AS COMPARED TO THE YEAR ENDED December 31, 2019

The Company has initially applied Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842) on January 1, 2019, which was adopted using the modified retrospective basis. Accordingly, comparative figures have not been restated.

NET REVENUES

The following table presents our net revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2020	2019

Fiber Internet Services:
Fiber Internet Services	$18,428	$11,006

Mobile Services
Retail mobile services	46,540	84,657
Mobile platform services	564	-
Other professional services	3,416	-
Total Mobile	50,520	84,657

Domain Services:
Wholesale
Domain Services	186,893	182,957
Value Added Services	18,526	18,922
Total Wholesale	205,419	201,879

Retail	36,835	39,603
Total Domain Services	242,254	241,482

	$311,202	$337,145
(Decrease) increase over prior period	$(25,943)
(Decrease) increase - percentage	(8%)

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2020	2019

Fiber Internet Services:
Fiber Internet Services	6%	3%

Mobile Services
Retail mobile services	15%	25%
Mobile platform services	0%	0%
Other professional services	1%	0%
Total Mobile	16%	25%

Domain Services:
Wholesale
Domain Services	61%	55%
Value Added Services	6%	6%
Total Wholesale	67%	61%

Retail	11%	12%
Total Domain Services	78%	72%

	100%	100%

Total net revenues for Fiscal 2020 decreased by $25.9 million, or 8%, to $311.2 million from $337.1 million for Fiscal 2019. The overall decrease in revenue was primarily driven by the $34.1 million reduction of revenues attributable to our Mobile Services segment that was impacted by both the sale of the majority of the customer base of Ting Mobile to DISH Wireless on August 1, 2020 and the shutdown of Roam Mobility brands impacted by loss of mobile subscribers and reduced usage related to COVID-19 when compared to Fiscal 2019. As part of the DISH Purchase Agreement, as a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement. This has been classified as Other Income and not considered revenue in Fiscal 2020. This decrease in revenues was offset by a $7.4 million increase related to Fiber Internet services revenues, driven by our acquisition of Cedar as well as through the expansion of our existing Ting Internet footprint. Additionally, smaller increases from Domain Services of $0.8 million also helped offset any revenue decreases in period, which was driven by an overall increase in domains under management relative to the prior year as more businesses established online presences due to the COVID-19 pandemic.

Deferred revenue from domain name registrations and other Internet services at December 31, 2020 increased to $152.2 million from $149.3 million at December 31, 2019, primarily due to current period billings for domain name registration and service renewals.

No customer accounted for more than 10% of revenue during Fiscal 2020 or during Fiscal 2019. As of December 31, 2020 DISH accounted for 59% of total accounts receivable and at December 31, 2019 no customer accounted for more than 10% of accounts receivable.

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

Mobile Services

Net revenues from Mobile Services for Fiscal 2020, as compared to Fiscal 2019, decreased by $34.2 million or 40% to $50.5 million. This decrease is driven by a decline in Retail Mobile Services revenue, which decreased by $38.2 million compared to Fiscal 2019, to $46.5 million. Ting Mobile accounts for $35.0 million of this decrease (of which $2.0 million is reduced device revenues and $33.0 million relates to service revenues), followed by Roam Mobility at $3.1 million of the total decrease. The decline in Retail Mobile Services revenue is driven by the sale of substantially all of the Ting Mobile customer base on August 1, 2020 to DISH and the shutdown of Roam Mobility in Fiscal 2020. In addition to these changes, continued subscriber churn and reduced usage related to the COVID-19 pandemic for three full quarters in 2020 also resulted in lower revenues relative to Fiscal 2019. This decrease is offset by an increase in Mobile Platform services revenues by $0.6 million and Other Professional Services revenues by $3.4 million, both a result of the new MSE business created, for which DISH is currently the only customer. The current period only reflects seven months of retail mobile services revenue at the existing subscriber base of Ting Mobile, versus a complete twelve-month period in 2019. Subsequent to the sale to DISH, the Retail Mobile Services revenue relates to a small subset of customers retained by the Company. The consideration for the sale of the subscriber base to DISH is captured as Other Income in the current period and described below.

Domain Services

Wholesale - Domain Services

During Fiscal 2020, Wholesale domain services revenue increased by $3.9 million or 2% to $186.9 million. The increase in revenue compared to Fiscal 2019 was primarily driven by a $4.6 million increase in revenue related to the prior year acquisition of Ascio. In Fiscal 2020, Ascio revenues include a full year of earned revenue compared to the stub period of attributable revenue during Fiscal 2019. Additionally, we saw a further increase in Wholesale domain revenues of $5.2 million from our other domain services brands, namely OpenSRS and EPAG due to the increase in domains under management for these brands associated with an uptick in registrations through 2020 in connection with COVID-19. As more businesses establish an online presence during this time, we have seen growth from large volume resellers across these brands. This has had a marginal impact on revenue in the current period but will have a carryforward impact in subsequent periods as revenues are recognized from previously deferred billings. These increases were offset by a decrease of $5.9 million in Wholesale domain revenues related to our eNom brand, driven by continued decline in domain registrations by non-core customers relative to Fiscal 2019.

Together the OpenSRS, eNom, EPAG and Ascio Domain Services manage 25.2 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management has increased by 1.6 million domain names in Fiscal 2020 since December 31, 2019. The increase is driven by increased registrations experienced by our brands during the COVID-19 pandemic, which saw more businesses establish and expand their online presence, offset by the continued erosion of registrations related to non-core customers from our eNom brand.

Wholesale - Value Added Services

Net revenues from value-added services increased by $0.9 million to $19.8 million compared to Fiscal 2019. The increase in value-added service revenue over Fiscal 2019 was primarily driven by an increase in expiry stream revenue.

Retail

Net revenues from retail decreased by $0.5 million to $34.3 million compared to Fiscal 2019. The decrease in revenue was primarily driven by the erosion of retail customers away from our eNom Central brand.  Additionally portfolio revenues decreased by $3.5 million to $1.3 million compared to Fiscal 2019. This decrease was expected after the Company disposed of its entire domain portfolio in the fourth quarter of Fiscal 2019, excluding surname domains used in the RealNames email service.

COST OF REVENUES

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2020	2019

Fiber Internet Services:
Fiber Internet Services	$6,982	$3,928

Mobile Services
Retail mobile services	22,942	44,415
Mobile platform services	56	-
Other professional services	2,970	-
Total Mobile	25,968	44,415

Domain Services:
Wholesale
Domain Services	146,788	148,530
Value Added Services	3,161	2,986
Total Wholesale	149,949	151,516

Retail	17,502	17,720
Total Domain Services	167,451	169,236

Network Expenses:
Network, other costs	10,194	9,190
Network, depreciation and amortization costs	13,484	9,599
Network, impairment	1,638	-
	25,316	18,789

	$225,717	$236,368
(Decrease) increase over prior period	$(10,651)
(Decrease) increase - percentage	(5%)

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2020	2019

Fiber Internet Services:
Fiber Internet Services	3%	2%

Mobile Services
Retail mobile services	10%	19%
Mobile platform services	1%	0%
Other professional services	1%	0%
Total Mobile	12%	19%

Domain Services:
Wholesale
Domain Services	64%	63%
Value Added Services	1%	1%
Total Wholesale	65%	64%

Retail	8%	7%
Total Domain Services	73%	71%

Network Expenses:
Network, other costs	5%	4%
Network, depreciation and amortization costs	6%	4%
Network, impairment	1%	0%
	12%	8%

	100%	100%

Total cost of revenues for Fiscal 2020 decreased by $10.7 million, or 5%, to $225.7 million from $236.4 million in Fiscal 2019. The decrease was primarily driven by the $18 million of reduced costs attributable to our Mobile Services segment. Consistent with above, Fiscal 2020 results included three full quarters of impact from loss of mobile subscribers and reduced usage related to COVID-19, in addition to the 2020 results including the sale of Ting Mobile customers and the shutdown of Roam Mobility. Both of these contributed to Fiscal 2020 results having significantly lower costs. Additionally, further decreases in domain name services of $1.8 million, related to continued erosion in Wholesale and Retail domain registrations by non-core customers primarily from our existing Domain Services brands, namely eNom. These decreases were offset by increased network expenses of $6.5 million and Fiber access costs of $3.1 million as a result of continued Fiber network expansion. The increase in network expenses included a $1.6 million impairment related to Ting TV, a product under development for Ting Fiber that was discontinued. These increased Fiber costs of revenues were driven by both our acquisition of Cedar as well as through the expansion of our existing Ting Internet footprint.

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

Mobile Services

Cost of revenues from Mobile Services for Fiscal 2020, as compared to Fiscal 2019, decreased by $18.4 million or 41% to $26.0 million. This is driven by decreased Retail Mobile Services costs of $21.5 million, of which $19.6 million relates to Ting Mobile (of which $2.3 million is reduced device costs and $17.3 million relates to service costs) and $1.9 million relates to Roam Mobility. Consistent with the above discussion around net revenues, the driving factors for these decreases from Fiscal 2019 are related to the sale of substantially all of the Ting Mobile customer base and the shutdown of Roam Mobility in Fiscal 2020. Residual Retail Mobile Services costs are also impacted by three quarters of the COVID-19 pandemic, characterized by a decline in mobile subscribers and reduced usage which translates into lower year-to-date costs. The decline also included reduced minimum commitment charges with network operators which decreased by $4.3 million compared to the Fiscal 2019. This decrease is partially offset by an increase of $3.0 million related to costs associated with Other Professional Services provided to DISH.

Domain Services

Wholesale - Domain Services

Costs for wholesale domain services for Fiscal 2020 decreased by $1.7 million to $146.8 million, when compared to Fiscal 2019. The decrease was primarily driven by a $6.1 million decrease in wholesale domain services costs associated with the erosion of domain registrations by non-core customers for our eNom brand. This decrease in eNom registrations was offset by increased Wholesale domain services costs of $4.3 million from our other wholesale brands, namely OpenSRS, EPAG and Ascio. The offsetting increase is largely a result of the acquisition of Ascio, where Ascio costs represent a full year in Fiscal 2020 compared to the stub period of attributable costs during Fiscal 2019. To a lesser extent any residual increase was a result of increased domains under management for OpenSRS as a result of COVID-19 impacts discussed above.

Wholesale - Value Added Services

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

Sales and marketing expenses for Fiscal 2020 remained flat at $34.3 million when compared to Fiscal 2019. Although the Company initially forecasted an increase in sales and marketing expenses for Fiscal 2020, the sale of substantially all of the Ting Mobile customer base and the shutdown of Roam Mobility through the latter half of Fiscal 2020 effectively offset any increases in expenditure seen from the Cedar and Ascio acquisitions or the continued build out of the Ting Fiber network.

TECHNICAL OPERATIONS AND DEVELOPMENT

Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings and the maintenance and upgrading of existing infrastructure. This includes expenses incurred in the research, design and development of technology that we use to register domain names, network access services, email, retail, domain portfolio and other Internet services, as well as to distribute our digital content services. Editorial costs relating to the rating and review of the software content libraries are included in the costs of product development. All technical operations and development costs are expensed as incurred

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2020	2019
Technical operations and development	$12,427	$9,717
Increase over prior period	$2,710
Increase - percentage	28%
Percentage of net revenues	4%	3%

Technical operations and development expenses for Fiscal 2020 increased by $2.7 million, or 28%, to $12.4 million. The increase in costs relates primarily to increased salaries and benefits driven by an expanding workforce and wage inflation focused on our shared services and engineering teams of $2.3 million, as well as increased spending related to contract and outsourcing spends to aid in platform development efforts across our business lines of $0.4 million. Additionally, Fiscal 2020 reflected a full year of people costs related to the workforce acquired in the Ascio acquisition, as compared to a stub period of costs in Fiscal 2019.

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

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2020	2019
Depreciation of property and equipment	$488	$486
Increase over prior period	$2
Increase - percentage	0%
Percentage of net revenues	0%	0%

Depreciation costs for Fiscal 2020 remained flat at $0.5 million for Fiscal 2019.

LOSS (GAIN) ON DISPOSAL OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2020	2019
Loss on disposition of property and equipment	$(17)	$73
Decrease over prior period	$(90)
Decrease - percentage	(123)%
Percentage of net revenues	(0)%	0.02%

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

Amortization of intangible assets increased $0.9 million for Fiscal 2020, to $10.1 million. The increase is primarily driven by the acquisition of Cedar as well as a full year's worth of amortization of acquired Ascio intangible assets for which Fiscal 2019 represented a stub period.

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

IMPAIRMENT OF DEFINITE LIFE INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2020		2019
Impairment of indefinite life intangible assets	$1,431		$-
Increase over prior period	$1,431
Increase - percentage	N/A	%
Percentage of net revenues	0%		-%

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

Liquidity and Capital Resources

As of December 31, 2021, our cash and cash equivalents balance increased $0.8 million when compared to December 31, 2020. Our principal uses of cash were $73.9 million for the continued investment in property, equipment and intangible assets, $24.0 million for the acquisition of Simply Bits, $2.5 million for the acquisition of Uniregistry, $2.0 million related to an investment in an unrelated entity, and $0.7 million of other costs, including tax payment associated with stock option exercises and loan payable costs. These uses of cash were offset by cash provided by operating activities of $29.6 million, advances of $69 million from our Second Amended 2019 Credit Facility (as defined below), $4.8 million of proceeds received on exercise of stock options, and $0.5 million from proceeds on disposal of property and equipment.

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

Second Amended 2019 Credit Facility

On October 26, 2021, the Company entered into a Second Amended and Restated Senior Secured Credit Agreement (the “Second Amended 2019 Credit Agreement”) with the Lenders and Toronto-Dominion Bank (collectively the “New Lenders”) to, among other things, increase the existing revolving credit facility from $180 million to $240 million. The Amended Credit Agreement provides the Company with access to an aggregate of $240 million in committed funds. Under the Amended Credit Agreement, the Company has agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.50:1.00 until March 31, 2023 and 4.00:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. The Amended Credit Agreement also provides for two additional interest rate tiers if the Company exceeds a 3.50x Total Funded Debt to Adjusted EBITDA Ratio.

As of December 31, 2021, the Company held contracts in the amount of $25.2 million with BMO to trade U.S. dollars in exchange for Canadian dollars under an uncommitted treasury risk management facility which assists the Company with hedging Canadian dollar exposures.

Cash Flow from Operating Activities

Year ended December 31, 2021

Net cash inflows from operating activities were $29.6 million, a decrease of 18% when compared to the prior year. Net income, after adjusting for non-cash charges, during Fiscal 2021 was $31.6 million, a decrease of 12% when compared to the prior year. Net income included non-cash charges and recoveries of $28.3 million such as depreciation, amortization, impairment of indefinite life intangible asset, loss on write-off of property and equipment, write-down on disposal of Ting Mobile customer assets and contract costs, excess tax benefits on stock-based compensation, stock-based compensation, the provision for unrealized losses on currency forward contracts and a recovery for deferred tax. This generation of cash from net income was reduced by a working capital change of $2.0 million. We generated $11.1 million from movements in accounts receivable, accounts payable, accrued liabilities, and customer deposits. These positive contributions were offset by cash use of $13.1 million from deferred revenue, prepaid expenses and deposits, deferred costs of fulfillment, income taxes recoverable, contract asset, inventory, and accreditation fees payable.

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

Cash Flow from Financing Activities

Year ended December 31, 2021

Net cash inflows from financing activities during Fiscal 2021 totaled $73.1 million as compared to cash inflows of $5.1 million during Fiscal 2020. Net cash inflows of $69 million resulting from draws on the Second Amended 2019 Credit Facility and $4.8 million from proceeds received on the exercise of stock options. These cash inflows were partially offset by $0.4 million outflow from the net impact of exercise of stock options and $0.3 million of loan costs.

Year ended December 31, 2020

Net cash inflows from financing activities during Fiscal 2020 totaled $5.1 million as compared to cash inflows of $43.5 million during Fiscal 2019. Net cash inflows of $8.0 million resulting from draws on the Second Amended 2019 Credit Facility and $1.0 million from proceeds received on the exercise of stock options. These cash inflows were partially offset by $3.3 million outflow for stock repurchases, $0.6 million outflow from the net impact of exercise of stock options and $0.1 million of loan costs.

Year ended December 31, 2019

Net cash inflows from financing activities during Fiscal 2019 totaled $43.5 million as compared to cash outflows of $12.9 million during Fiscal 2018. Net cash inflows of $57.4 million resulting from draws on the Second Amended 2019 Credit Facility to fund the FTTH capital expenditures, the acquisition of Ascio and general working capital requirements. These cash inflows were partially offset by outflows of $8.1 million of principal repayments relating to our 2019 Credit Amended Credit Facility, $5.0 million in stock repurchases, $0.6 million of loan costs and $0.2 million outflow from the net impact of exercise of stock options.

Cash Flow from Investing Activities

Year ended December 31, 2021

Investing activities during the Fiscal 2021 used net cash of $102.0 million as compared to using $53.3 million during Fiscal 2020. Cash outflows of $73.9 million related to the investment in property, equipment and intangible assets, primarily to support the continued expansion of our fiber footprint. The Company continues to invest in our existing Ting Towns of Centennial, Colorado, Charlottesville, Virginia, Fuquay-Varina, North Carolina, Wake Forest, North Carolina, Holly Springs, North Carolina, Sandpoint, Idaho, Rolesville, North Carolina and Culver City, California as we seek to extend both our current network and expand to new markets. We expect our capital expenditures on building and expanding our fiber network to continue to increase during Fiscal 2022. In addition to investment in property, equipment and intangible assets, the current period used $24 million in connection with the acquisition of Simply Bits, used $2.5 million in connection with the acquisition of Uniregistry and used $2.0 million for an investment in an unrelated entity. These cash outflows were partially offset by $0.5 million from proceeds on disposal of property and equipment.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Material Cash Requirements

The Company’s material cash requirements include the following contractual and other obligations.

Debt

As of December 31, 2021, the Company’s Second Amended 2019 Credit Facility had an outstanding balance of $191.4 million. There are no scheduled principal repayments within 12 months. As of December 31, 2021, the Company has entered into floating-to-fixed interest rate swap instruments with a notional value of $70 million. Future interest payments associated with the Second Amended 2019 Credit Facility are estimated to total $10.4 million, with $6.9 million payable within 12 months using current interest rates, net of our interest rate swaps. See Note 8 to the Consolidated Financial Statements for information regarding the terms of the Second Amended Credit Facility.

Leases

The Company has lease arrangements for certain Internet infrastructure, data center space and corporate facilities. As of December 31, 2021, the Company had fixed lease payment obligations of $16.7 million, with $3.5 million payable within 12 months.

Other Expenditures

We have entered into purchase obligations of $12.2 million to be settled in fiscal 2022, which are related to the Company's ongoing operations. Other than operating expenses, cash requirements for fiscal 2022 are expected to consist primarily of fiber network capital expenditures to expand our footprint in new and existing Ting towns. Total fiber network capital expenditures for fiscal 2022 are expected to double from 2021 to approximately $130 million, of which $21.5 million are subject to purchase obligations. Other than the $21.5 million purchase obligations, the Company’s remaining planned capital expenditures are discretionary in nature. In order to fund the discretionary portion of capital expenditures, the Company will seek alternative sources of financing, which could include but are not limited to additional financing arrangements beyond the Company’s current revolving credit facility as well as private or public share offerings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of December 31, 2021. We are also subject to market risk exposure related to changes in interest rates under our Second Amended 2019 Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

As of December 31, 2021, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

January - March 2022	11,518	1.2561	(82)
April - June 2022	6,453	1.2801	73
July - September 2022	3,779	1.2801	39
October - December 2022	3,476	1.2801	32
	$25,226	1.2691	$62

As of December 31, 2021, the Company had $25.2 million of outstanding foreign exchange forward contracts which will convert to CDN $32.0 million. Of these contracts, $25.2 million met the requirements for hedge accounting.

As of December 31, 2020, the Company had $31.8 million of outstanding foreign exchange forward contracts which will convert to CDN $45.5 million. Of these contracts, $26.8 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the year ended December 31, 2021. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the year ended December 31, 2021. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in pre-tax net income for the year ended December 31, 2021 of approximately$0.6 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to our Second Amended 2019 Credit Facility.

As of December 31, 2021, we had an outstanding balance of $191.4 million on the Second Amended 2019 Credit Facility. The Second Amended 2019 Credit Facility bears a base interest rate based on borrowing elections by the Company with a marginal rate calculated as a function the Company’s total Funded Debt to EBITDA, plus the applicable LIBOR rate. In May 2020, the Company entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to variable interest payments on the Credit facility. The notional value of the interest rate swap was $70 million. The Company does not use the interest rate swap for trading or speculative purposes. The contract is coterminous with the Credit facility, maturing in June 2023. As of December 31, 2021, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on the Second Amended 2019 Credit Facility by approximately $1.2 million, assuming that the loan balance as of December 31, 2021 is outstanding for the entire period.

The Company is currently charged interest based on LIBOR, a key global reference interest rate. The interest is partially hedged by interest rate swaps held by the Company. Currently, LIBOR’s regulator and administrators are seeking to discontinue the publication of LIBOR. Global markets working groups around the world continue to search and recommend an alternative reference rate for LIBOR. In the U.S., the Alternative Reference Rates Committee (“ARRC”) has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD LIBOR. In October 2021, ARRC recommended market participants to cease entering into new contracts referencing USD LIBOR by December 31, 2021. All existing contracts are to be amended and replaced with reference to SOFR by June 30, 2023, at which time all USD LIBOR rates will cease publication. Both the credit facility agreement and the interest rate swaps will need to be amended when an alternative reference rate is chosen, at which time we may adopt some of the practical expedients provided by ASU 2020-04. As mentioned above, the Company has assessed which existing contracts reference LIBOR and will continue to monitor the situation and have proactive discussions and renegotiations with counterparties around the reference rate change as appropriate.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021 our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our management has excluded from our evaluation the Internal Controls over Financial Reporting (“ICFR”) of Simply Bits, which we acquired on November 8, 2021, with the exception of goodwill and certain intangible assets acquired, as discussed in “Note 3 – Acquisitions” of the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  Total revenues excluded from management’s evaluation of ICFR related to Simply Bits' represented less than 1% of our consolidated total revenues for the fiscal year ended December 31, 2021.  Total assets excluded from management’s evaluation of ICFR related to Simply Bits represented approximately 1% of our consolidated total assets as of December 31, 2021.

Based on the results of our evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2021.

KPMG LLP ("KPMG"), our independent registered public accounting firm, has audited our consolidated financial statements and expressed an unqualified opinion thereon. KPMG has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021. These reports are set forth at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

 Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls over financial reporting occurred during Fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Robin Chase	Chair of the Board since September 2021 and Director since October 2014

Robin Chase, 63, is a transportation entrepreneur. She is co-founder and former CEO of Zipcar, founded in 2000, the world’s leading car sharing network; as well as co-founder of Veniam, founded in 2012, a network company that moves terabytes of data between vehicles and the cloud. In 2019, she co-founded her first nonprofit, NUMO, a global alliance to channel the opportunities presented by new urban mobility technologies to build cities that are sustainable and just. Her book is Peers Inc: How People and Platforms are Inventing the Collaborative Economy and Reinventing Capitalism.

In addition to Ms. Chase’s position as Chair of the Tucows Board, she sits on the boards of World Resources Institute, and serves on the Dutch multinational DSM’s Sustainability Advisory Board. In the past, she served on the boards of Veniam and the Massachusetts Department of Transportation, the French National Digital Agency, the National Advisory Council for Innovation & Entrepreneurship for the US Department of Commerce, the Intelligent Transportations Systems Program Advisory Committee for the US Department of Transportation, the OECD’s International Transport Forum Advisory Board, the Massachusetts Governor’s Transportation Transition Working Group, and Boston Mayor’s Wireless Task Force.

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

Allen Karp	Director since October 2005 and Chair Emeritus since September 2021

Mr. Karp, 81, was with Cineplex Odeon Corporation in various positions from 1986 to 2005, retiring as Chairman and Chief Executive Officer in 2002 and as Chairman Emeritus in 2005. From 1966 to 1986, he practiced law at the law firm of Goodman and Carr LLP, where he was named partner in 1970. Mr. Karp was until recently a Director of Brookfield Real Estate Services Inc., where he also served on the Audit Committee and as the Chair of the Corporate Governance Committee. From 2004 to 2014, Mr. Karp was Chairman of the Board of Directors of IBI Group Inc., as well as Chairman of the Nominating, Governance and Compensation Committee. Mr. Karp is a past director of the Toronto International Film Festival Group, where he served as Chairman of the Board from 1999 to 2007 and served as Chairman of its Corporate Governance Committee from 2007 to 2012. Additionally, Mr. Karp has previously served as director of several other public corporations.

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

Rawleigh H. Ralls	Director since May 2009, Resigned September 2021

Mr. Ralls, 59, was a founding partner of Lacuna, LLC, an investment management company focused on both public and private companies, which he formed in October 2006.  Prior thereto, from 1999 to 2006, he was Chairman of Netidentity.com, an Internet email and web hosting company, where he led corporate strategy and development until the firm’s sale in 2006. Mr. Ralls currently serves on the Board of Directors of a number of private companies.

Mr. Ralls has a wealth of industry experience, most notably the experience that he gained through his leadership of Netidentity.com. In addition, Mr. Ralls contributed a unique perspective to the Board’s discussions and considerations based on the two decades of investing and portfolio management experience.

Erez Gissin	Director since August 2001

Mr. Gissin, 63, has served since 2010 as a managing partner in Helios Energy Investment, a renewable energy investment fund. From 2005 to 2010, Mr. Gissin served as the Chief Executive Officer of BCID Ltd., an investment company focusing on infrastructure development projects in China. From 2000 to 2005, Mr. Gissin served as the Chief Executive Officer of IP Planet Networks Ltd., an Israeli satellite communication operator providing Internet backbone connectivity and solutions to Internet Service Providers. From 1995 to 2000, Mr. Gissin was Vice President, Business Development of Eurocom Communications Ltd., a holding company that controls several telecommunications services, equipment and Internet companies in Israel.

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

Mr. Noss, 59, is our President and Chief Executive Officer and has served in such capacity since the completion of our merger with Tucows Delaware in August 2001. From May 1999 until completion of the merger in August 2001, Mr. Noss served as President and Chief Executive Officer of Tucows Delaware. Before that, from April 1997 to May 1999, Mr. Noss served as Vice President of Corporate Services of Tucows Interactive Ltd., which was acquired by Tucows Delaware in May 1999.

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

Mr. Schwartz, 59, has served as a director of Dorel Industries since 1987 and as Executive Vice President and Chief Financial Officer since 2003. Mr. Schwartz is a graduate of McGill University in Montreal and has a degree in the field of business administration.

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

Brad Burnham, 67, is the co-founder and a current Partner of Union Square Ventures (“USV”), founded in 2003, an early stage venture capital firm in New York. USV has invested in more than 75 Internet services, including, Twitter, Inc., Tumblr, Inc., Etsy, Inc., Indeed, Inc., Zynga Inc., Foursquare Labs, Inc, Duolingo, Inc. and Coinbase, Inc. Prior to USV, Mr. Burnham was a partner at AT&T Ventures, the venture capital arm of AT&T. AT&T Ventures invested in consumer facing Internet services like Audible, telecommunications technology companies such as Argon, Xedia, and Juniper Networks, and Competitive Local Exchange Carriers (CLECs) such as Knology, and Data Local Exchange Carriers (“DLECs”) such as Covad. Prior to joining AT&T Ventures, Mr. Burnham was the founder and CEO of Echo Logic, a software tools company spun out of Bell Laboratories. Earlier in his career, Brad held a number of management positions in sales, marketing and business development at AT&T Computer Systems. He began his career as a sales representative at New York Telephone.  Mr. Burnham also currently serves on the boards of directors of several non-public organizations.

Mr. Burnham has extensive experience in investing in and serving on the boards of numerous internet service companies which qualify him to be a director of Tucows.

Marlene Carl	Director since September 2021

Marlene Carl, 32, is CFO at MEDIQON group AG, a German publicly traded company focused on entrepreneurial and long-term investments in companies with scalable business models from a variety of sectors including a number of software companies. Prior to joining MEDIQON in 2020, Ms. Carl worked in financing for eight years focusing on digital infrastructure in Europe from Fiber-to-the-Home (“FTTH”) roll-outs in rural areas to data center construction for banks, including Berenberg and NIBC Bank N.V. based in Hamburg, London and Frankfurt.  Ms. Carl holds a Master of Science from Frankfurt School of Finance & Management with focus on Capital Markets.

Ms. Carl’s experience in investment management and infrastructure financing, including FTTH projects, qualify her to be a director of Tucows.

Our directors are elected annually and serve until the election or appointment and qualification of their successors or their earlier death, resignation or removal.

Executive Officers

The required information regarding our executive officers is set forth in Part I hereof under the caption “Executive Officers and Key Employees” and is incorporated herein by reference.

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

Ms. Chase serves as Chair of the Board. The Board currently consists of seven directors, all of whom, except for Elliot Noss, are “independent” within the meaning of the independence requirements prescribed by the listing standards of the NASDAQ Capital Market.  Ms. Carl joined the Board and Mr. Ralls resigned on September 7, 2021, keeping the number of Board members at seven.  The Board believes that this structure, which provides an overwhelming majority of independent directors, coupled with the Board meeting in executive session without any management directors or non-independent directors present, is an appropriate structure for Tucows’ Board. We believe that this structure provides appropriate and independent oversight by the Board. The Board regularly consults with our Chief Executive Officer, who is also a director, and our Corporate Governance, Nominating and Compensation Committee to review the various types of risk that affect Tucows and the strategies to mitigate such risks. The Board believes that this structure has been effective.

Meetings

Our Board met seven times for regularly scheduled meetings and seven times for special meetings during Fiscal 2021. Our Board also took action by unanimous written consent on four occasions during Fiscal 2021. Each director attended at least 75% of the total number of meetings of the Board during Fiscal 2021.

Executive Sessions of Independent Directors

A majority of the independent directors meet quarterly in executive sessions without members of our management present. Ms. Chase is responsible for chairing the executive sessions.

Policy Regarding Attendance

Directors are expected, but are not required, to attend board meetings, meetings of committees on which they serve, and shareholder meetings, and to spend the time needed and meet as frequently as necessary to discharge their responsibilities properly.  Elliot Noss attended our 2021 annual meeting of shareholders held virtually and Robin Chase and Marlene Carl of the Tucows Board of Directors also attended.  The remainder of the Board were available on request.

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

The Audit Committee held five meetings during Fiscal 2021. The Audit Committee also took action by unanimous written consent on one occasion during Fiscal 2021. Each member of the Audit Committee attended at least 75% of the total number of meetings of the committee during Fiscal 2021. The Audit Committee’s purposes are to:

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

The Corporate Governance, Nominating and Compensation Committee currently consists of Ms. Chase (Chair), Mr. Schwartz and Mr. Karp.  Mr. Ralls served as a member of the Committee until September 7, 2021. Each member of our Corporate Governance, Nominating and Compensation Committee is an independent director as defined in the listing standards of the NASDAQ Capital Market and also satisfies the applicable compensation committee member independence standards as prescribed by the listing standards of the NASDAQ Capital Market and Rule 10C-1 under the Exchange Act.

The Corporate Governance, Nominating and Compensation Committee held four meetings during Fiscal 2021. The Corporate Governance, Nominating and Compensation Committee took action by unanimous written consent on one occasion during Fiscal 2021. Each member of the Corporate Governance, Nominating and Compensation Committee attended at least 75% of the total number of meetings of the committee during Fiscal 2021. The Corporate Governance, Nominating and Compensation Committee’s purposes are to:

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

Our executive officers do not play a formal role in determining their compensation. However, Jessica Johannson, our Chief People Officer, reviews (i) information the Company purchased from Payscales (formerly known as Payfacor) and (ii) published trends for the year from a variety of public sources, and, after consulting with Mr. Noss, our Chief Executive Officer, provides consolidated information outlining management’s recommendation regarding executive officer compensation based on title to the Corporate Governance, Nominating and Compensation Committee. The Corporate Governance, Nominating and Compensation Committee then reviews and discusses the information provided with our CEO and Chief People Officer and then determines the total compensation for each named executive office, as it deems appropriate.

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

Currently our Chairperson is Ms. Chase, while Mr. Noss serves as our Chief Executive Officer.  Ms. Chase is an independent director. Ms. Chase has extensive executive leadership skills, long-standing senior management and board experience, and a strong ethics and compliance focus.

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

Board Diversity

We believe it is important that our Board is composed of individuals reflecting the diversity represented by our employees, our customers, and our communities. With the addition of Marlene Carl in 2021, we have expanded the diversity of our Board.  Below, we provide an enhanced disclosure regarding the diversity of our Board as required by the listing standards of the NASDAQ Capital Market.

Board Diversity Matrix (As of March 1, 2022)
Total Number of Directors	7
	Female	Male	Non- Binary	Did Not Disclose Gender
Part I: Gender Identify
Directors	2	5	0	0
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	2	5	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Did Not Disclose Demographic Background	0

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

In November 2017, the Board approved a new fee structure for 2018 that simplified the Director compensation structure with annual fees and eliminates per meeting attendance fees. Commencing with Fiscal 2018, on each date on which we hold our annual meeting of shareholders, each non-employee director in office immediately before and after the annual election of directors receives an automatic grant of options to purchase shares of our common stock.  The initial grant is set at 3,750 options. Each non-employee member of the Board will receive $30,000 annually, the Chairperson of the Board will additionally receive $15,000; each Chair of the Audit Committee and Corporate Governance, Nomination and Compensation Committee will additionally receive $7,500; and each member of the Audit Committee and Corporate Governance, Nomination and Compensation Committee will additionally receive $12,000.

We also purchase directors and officer's liability insurance for the benefit of our directors and officers as a group in the amount of $30 million. We also reimburse our directors for their reasonable out-of-pocket expenses incurred in attending meetings of our Board or its committees.

The table below shows all compensation paid to each of our non-employee directors during 2021. Each of the directors listed below served for the entire year, except Marlene Carl who joined on September 7, 2021.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
(a)	(b)	(d)	(h)
Allen Karp	$71,792	$80,555	$152,346
Brad Burnham	30,000	80,555	110,555
Erez Gissin	42,000	80,555	122,555
Jeffrey Schwartz	61,500	80,555	142,055
Marlene Carl	9,500	93,981	103,481
Robin Chase	57,000	80,555	137,555
	$271,792	$496,756	$768,546

(1)

On September 7, 2021 under the 2006 Plan, our non-employee directors were awarded these automatic formula option grants. Under the 2006 Plan, these options will vest one year after the grant date and carry an exercise price of $76.75. All these options remained outstanding as of December 31, 2021 and have a five-year term. The aggregate grant date fair value of the option grants was calculated in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 and based on the Black-Scholes option-pricing model and used the same assumptions that are set forth in “Note 14 – Stock Option Plans” of the Notes to the Consolidated Financial Statements including Part II, Item 8 of this Annual Report.

DELINQUENT SECTION 16(a) REPORTS

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

          We believe that, under the SEC’s rules and based solely upon our review of the copies of the Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons, any such reports have been filed in a timely manner, with two exceptions: the Form 5 for Elliot Noss filed on February 24, 2021 reporting two gift transactions and the Form 4 for Michael Goldstein filed on July 14, 2021 reporting an option exercise were both filed late inadvertently.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Philosophy

We recognize that our success depends to a great degree on the integrity, knowledge, imagination, skill, diversity and teamwork of our employees. To this end, attracting and retaining the level of executive talent we need to be successful in accomplishing our mission of providing simple useful services that help people unlock the power of the Internet is a key objective of our executive compensation program. Our executive compensation program is designed to ensure we have the talent we need to maintain our current high-performance standards and grow our business for the future. As such, we aim to provide competitive compensation packages for all our key positions, including our Named Executive Officers (“NEOs”) that are guided by market rates and tailored to account for the specific needs and responsibilities of the particular position as well as the performance and unique qualifications of the individual employee. For Fiscal 2020, our NEO's included Messrs. Noss, Singh, Reilly, Woroch and Fausett.

This Compensation Discussion and Analysis (“CD&A”) provides comprehensive information about our executive compensation program for our Fiscal 2021 NEOs, who are listed below, and provides context for the decisions underlying the compensation reported in the executive compensation tables in this Annual Report.Our NEOs are:

Elliot Noss	President and Chief Executive Officer, Tucows Inc. (“CEO”)
Davinder Singh	Chief Financial Officer (“CFO”)
Justin Reilly	Chief Executive Officer, Wavelo
David Woroch	Chief Executive Officer, Tucows Domains Services
Bret Fausett	Chief Legal Officer & General Counsel (“General Counsel”)

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

•	target compensation at the 50th percentile of market levels, as measured by Payscales; and

•	promote internal equity by offering comparable pay to executives whom we expect to make roughly equivalent contributions, while differentiating executives’ compensation arrangements when appropriate.

Overview of Pay Elements and Linkage to Compensation Philosophy and Objectives

We believe the following elements of our compensation program help us to realize our compensation philosophy and objectives:

Pay Element	Characteristics	Compensation Philosophy and Objectives	Factors Considered to Determine Awards
Salary	Annual fixed cash compensation	Provides a competitive and stable component of income to our executives	• Job responsibilities • Experience • Individual contributions • Future potential • Internal pay equity • Effect on other elements of compensation and benefits including target bonus amounts
Short-Term Incentive Bonus	Annual variable cash compensation based on the achievement of pre- established annual performance measures based on Adjusted EBITDA for Compensation

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

In connection with the Corporate Governance, Nominating and Compensation Committee’s annual review process, the Committee approved a new targeted total compensation structure for our NEOs, including an increase to base and incentive bonus compensation.  The Committee approved the increase in compensation in a phased approach with 50% of the increase implemented in 2020 and 25% of the increase implemented in 2021 and 25% being implemented in 2022.

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

Incentive Bonus program

The table below summarizes the 2021 and 2022 incentive bonus opportunities for our NEOs.

Unaudited
Named Officer	Target incentive Bonus Opportunity(1)		Basis for Target incentive Bonus
	2022	2021
Elliot Noss	$258,086	$242,240	100% Corporate Adjusted EBITDA for Compensation(2)
Davinder Singh	$130,820	$112,162	100% Corporate Adjusted EBITDA for Compensation(2)
Justin Reilly	$125,732	$114,166	100% Corporate Adjusted EBITDA for Compensation(2)
David Woroch	$137,696	$134,584	100% Domain Services targets
Bret Fausett	$110,726	$98,806	100% Corporate Adjusted EBITDA for Compensation(2)

(1)

All dollar amounts below are shown U.S. dollars. Amounts payable in Canadian dollars for 2021 have been converted into U.S. dollars based upon the exchange rate of 1.280 Canadian dollars for each U.S. dollar, the average Oanda exchange rate for 2020 as at December 31, 2021. Amounts that were payable in Canadian dollars during the 2020 fiscal year have been converted into U.S. dollars based upon the exchange rate of 1.3385 Canadian dollars for each U.S. dollar, which represents the average Oanda exchange rate for 2020 as at December 31, 2020.

(2)

Adjusted EBITDA for Compensation is a non-GAAP measure and excludes depreciation of property and equipment, amortization of intangibles, income tax provision, interest expense, interest income, stock-based compensation, accretion of contingent consideration, asset impairment, loss on the disposal of Ting Mobile customer assets, gains and losses from unrealized foreign currency transactions and infrequently occurring items including acquisition and transition costs. Gains and losses from unrealized foreign currency transactions removes the unrealized effect of the change in the mark-to-market values on outstanding unhedged foreign currency contracts, as well as the unrealized effect from the translation of monetary accounts denominated in non-U.S. dollars to U.S. dollars and infrequently occurring items. Under relevant SEC rule, we are not required to present reconciliation of Adjusted EBITDA for Compensation to GAAP financial measures if Adjusted EBITDA for Compensation is presented in connection with disclosure of target levels in the CD&A.

Our Corporate Governance, Nominating and Compensation Committee met in February 2022 and determined the achievement of the financial objectives applicable under the management incentive compensation plan for 2021 had been fully achieved. As the Company met its Adjusted EBITDA for Compensation targets for the fiscal year ended December 31, 2021, the Corporate Governance, Nominating and Compensation Committee assessed that 100% of the incentive bonuses for all our NEO’s was payable.

In connection with the Corporate Governance, Nominating and Compensation Committee’s annual review process, the Committee also approved a new set of performance goals under our management incentive compensation plan for Fiscal 2021 and decided not to increase the incentive bonus target opportunity for our NEOs.

Overachievement Bonus Program

The Overachievement Bonus Program is designed to further incent our employees, senior management and NEOs to exceed the Company’s Adjusted EBITDA for compensation goals. In assessing our overall performance for Fiscal 2021, the Corporate Governance, Nominating and Compensation Committee deemed that no overachievement bonus should be payable for Fiscal 2021.

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

In connection with its annual review process, the Corporate Governance, Nominating and Compensation Committee approved, effective May 12, 2021, the following stock option awards to our NEOs. These stock options vest in equal installments on each of the first four anniversaries of the grant date, generally subject to the NEO’s continued employment with us. No grants have yet been awarded for Fiscal 2022.

Name	Number of stock options	Aggregate Grant Date Fair Value (US Dollars)

Elliot Noss	5,000	$125,719
Davinder Singh	5,000	$125,719
Justin Reilly	4,000	$100,575
David Woroch	4,000	$100,575
Bret Fausett	5,000	$125,719

During Fiscal 2021 options exercised and vested for our named executive officers were as follows:

Name	Options exercised during Fiscal 2021	Options vested during Fiscal 2021
Elliot Noss	10,000	3,375
Davinder Singh	-	2,187
Justin Reilly	7,250	2,812
David Woroch	5,000	1,687
Bret Fausett	-	3,906

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

Section 162(m) of the Internal Revenue Code generally disallows a federal income tax deduction to public companies for annual compensation over $1 million (per individual) paid to their chief executive officer, chief financial officer and the next three most highly compensated executive officers (as well as certain other officers who were covered employees in years after 2016).  As a result, most of the compensation payable to our NEOs in excess of $1 million per person in a year will not be fully deductible.

Tax deductibility is not the primary factor used by the Committee in setting compensation, however, and corporate objectives may not necessarily align with the requirements for full deductibility under Section 162(m). Our Corporate Governance, Nominating and Compensation Committee has not adopted a formal policy regarding tax deductibility of compensation paid to our NEOs.  We believe it is important and in the best interests of our shareholders to preserve flexibility in administering compensation programs as corporate objectives may not always be consistent with the requirements for full deductibility under Section 162(m).

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

Submitted by the following members of the Corporate Governance, Nominating and Compensation Committee:

Robin Chase (Chair) Allen Karp Jeffrey Schwartz

Summary Compensation Table

The following Summary Compensation table provides a summary of the compensation earned by our NEOs, including our Chief Executive Officer, our Chief Financial Officer, and our next three most highly compensated executive officers for services rendered in all capacities during 2021. Specific aspects of this compensation are dealt with in further detail in the tables that follow. All dollar amounts below are shown in U.S. dollars. If necessary, amounts that were paid in Canadian dollars during Fiscal 2021 were converted into U.S. dollars based upon the exchange rate of 1.2536 Canadian dollars for each U.S. dollar, which represents the average Oanda exchange rate for 2021.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
(a)	(b)	(c)	(d)		(f)	(i)	(j)
Elliot Noss	2021	$397,112	$242,240	$—	$125,719	$8,379	$773,450
President and Chief Executive Officer	2020	359,143	204,713	—	90,315	7,845	662,016
	2019	321,932	111,252	—	95,760	7,911	536,855

Davinder Singh	2021	260,840	112,162	—	125,719	7,182	505,902
Chief Financial Officer	2020	234,511	82,077	—	45,158	6,724	368,470
	2019	205,643	28,519	—	47,880	6,781	288,823

Justin Reilly (4)	2021	317,128	114,166	—	100,575	1,197	533,066
Chief Executive Officer, Wavelo	2020	291,371	96,152	—	45,158	1,121	433,802
	2019	79,939	17,140	—	256,410	188	353,677

David Woroch	2021	269,165	134,584	—	100,575	7,182	511,506
Chief Executive Officer, Tucows Domains Services	2020	246,838	120,950	—	45,158	6,724	419,670
	2019	216,453	91,673		47,880	6,781	362,787

Bret Fausett	2021	274,461	98,806	—	125,719	-	498,985
Chief Legal Officer	2020	254,846	44,100	—	47,880	-	346,826
	2019	250,000	51,660	—	26,483	-	328,143

(1)	Represents bonus earned under our incentive programs during the fiscal years ended December 31, 2021, 2020 and 2019.

Of the 2021 amount, the following amounts were paid in February 2022 (unaudited):

Elliot Noss	$104,902
Davinder Singh	$48,646
Justin Reilly	$49,233
David Woroch	$59,539
Bret Fausett	$43,403

Of the 2020 amount, the following amounts were paid in February 2021 (unaudited):

Elliot Noss	$89,561
Davinder Singh	$35,909
Justin Reilly	$42,066
David Woroch	$52,916
Bret Fausett	$37,582

Of the 2019 amount, the following amounts were paid in February 2020 (unaudited):

Elliot Noss	$54,037
Davinder Singh	$13,852
Justin Reilly	$14,202
David Woroch	$42,450
Bret Fausett	$21,420

(2)

Represents the aggregate grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see “Note 14 – Stock Option Plans” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, for a discussion of the assumptions underlying these calculations.

(3)	Amounts reported in this column are comprised of the following items:

Unaudited
		Additional
		Health	Car	All Other
		Spending	Allowance	Compensation
	Year	Credits ($)	($)	($)
Elliot Noss	2021	$1,197	$7,182	$8,379
	2020	1,121	6,724	7,845
	2019	1,130	6,781	7,911

Davinder Singh	2021	1,197	5,985	7,182
	2020	1,121	5,651	6,724
	2019	1,130	5,794	6,781

Justin Reilly	2021	1,197	—	1,197
	2020	1,121	—	1,121
	2019	188	—	188

David Woroch	2021	1,197	5,985	7,182
	2020	1,121	5,603	6,724
	2019	1,130	5,651	6,781

Bret Fausett	2021	—	—	—
	2020	—	—	—
	2019	—	—	—

(4) Mr. Reilly joined the Company in August, 2019.

Executive Pay Ratio

In August 2015 pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer (‟PEO”). The Company’s PEO is Mr. Noss. The annual total compensation for fiscal year 2021 for our PEO was $773,450, and for the median employee was $47,025. The resulting ratio of our PEO’s pay to the pay of our median employee for fiscal year 2021 is 16 to 1.

The measurement was prepared as of December 31, 2021 based on active employees as at that date and total compensation for the annual period then ended. The Company utilized tax records to determine the total annual compensation based on gross employment income for each individual Form W-2 or equivalent for our international subsidiaries. Gross employment income includes salaries, bonus, company medical benefits, car allowance and benefits from exercise of stock-options. We determined the compensation of our median employee (i) by calculating the annual total compensation described above for each of our employees, (ii) ranking the annual total compensation of all employees except for the PEO from lowest to highest and (iii) determining the Median Employee. The Median Employee’s Fiscal 2021 compensation was then determined in a manner consistent with the Summary Compensation Table above and compared to the PEO to derive the ratio.

Grants of Plan-Based Awards

The following table sets forth information concerning plan-based awards granted to our NEOs in 2021:

Name	Grant date	All other option awards: Number of shares underlying options	Exercise or base price of option awards	Grant date fair value of option awards (1)
Elliot Noss	5/12/2021	5,000	$79.44	$125,719
Davinder Singh	5/12/2021	5,000	$79.44	$125,719
Justin Reilly	5/12/2021	4,000	$79.44	$100,575
David Woroch	5/12/2021	4,000	$79.44	$100,575
Bret Fausett	5/12/2021	5,000	$79.44	$125,719

(1)

Represents the grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see “Note 14 – Stock Option Plans” of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, for a discussion of the assumptions underlying these calculations.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers as of December 31, 2021:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Elliot Noss	10,000	—	21.10	12/31/2022
	3,375	1,125	64.10	6/4/2025
	2,250	2,250	62.12	5/27/2026
	1,125	3,375	60.01	5/27/2027
	—	5,000	79.44	5/11/2028
	16,750	11,750

Davinder Singh	2,000	—	19.95	2/11/2023
	5,000	—	19.95	2/11/2023
	2,000	—	55.65	7/23/2024
	1,687	563	64.10	6/4/2025
	1,125	1,125	62.12	5/27/2026
	562	1,688	60.01	5/27/2027
	—	5,000	79.44	5/11/2028
	12,374	8,376

Justin Reilly	2,250	4,500	55.19	9/15/2026
	562	1,688	60.01	5/27/2027
	—	4,000	79.44	5/11/2028
	2,812	10,188

David Woroch	5,000	—	21.10	12/31/2022
	1,687	563	64.10	6/4/2025
	1,125	1,125	62.12	5/27/2026
	562	1,688	60.01	5/27/2027
	—	4,000	79.44	5/11/2028
	8,374	7,376

Bret Fausett	10,000	—	53.20	9/4/2024
	843	282	64.10	6/4/2025
	1,125	1,125	62.12	5/27/2026
	562	1,688	60.01	5/27/2027
	—	5,000	79.44	5/11/2028
	12,530	8,095

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

Unaudited
Elliot Noss (1)		Termination	Change in
	2021	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)		$809,797	$2,809,797
Bonus Plan (3)		493,976	493,976
Acceleration of Unvested Equity Awards (4)		173,269	173,269

Benefits (5)
Car Allowance		14,363	14,363
Healthcare Flexible Spending Account		2,394	2,394

		1,493,799	$3,493,799

Unaudited
Davinder Singh (1)		Termination	Change in
	2021	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)		$244,574	$—
Bonus Plan (3)		105,167	—
Acceleration of Unvested Equity Awards (4)		42,167	—

Benefits (5)
Car Allowance		5,486	—
Healthcare Flexible Spending Account		1,097	—

		$398,491	$—

Unaudited
Bret Fausett (1)		Termination	Change in
	2021	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)		$230,678	$—
Bonus Plan (3)		83,044	—
Acceleration of Unvested Equity Awards (4)		36,621	—

Benefits (5)
Car Allowance		—	—
Healthcare Flexible Spending Account		—	—

		$350,343	$—

Unaudited
Justin Reilly (1)		Termination	Change in
	2021	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)		$213,693	$—
Bonus Plan (3)		76,929	—
Acceleration of Unvested Equity Awards (4)		66,086	—

Benefits (5)
Car Allowance		—	—
Healthcare Flexible Spending Account		798	—

		$357,506	$—

Unaudited
David Woroch (1)		Termination	Change in
	2021	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)		$561,666	$-
Bonus Plan (3)		280,833	-
Acceleration of Unvested Equity Awards (4)		71,061	-

Benefits (5)
Car Allowance		11,969	-
Healthcare Flexible Spending Account		2,394	-

		$927,923	$-

(1)	For the purpose of the table we assumed an annual base salary at the executive’s level as of December 31, 2021.
(2)

Severance for Mr. Noss is compensation for one year plus one-month additional compensation for each completed year of service.  Total compensation is capped at 24 months. For Messrs. Singh, Fausett, Reilly and Woroch, severance compensation is for six months plus one-month additional compensation for each completed year of service. Total compensation is capped at 24 months.

(3)	For the purpose of the table we assumed that the annual incentive bonus target as of December 31, 2021 had been achieved and that no overachievement bonus or special bonuses would be payable.
(4)

For purposes of the above table, we have assumed that if we terminate Mr. Noss without cause all his unvested options vest automatically and that for Messrs. Singh, Fausett, Reilly and Woroch, their options continue to vest through any severance period. On a change in control we have assumed that all unvested options for Mr. Noss vest automatically and that for Messrs. Singh, Fausett, Reilly and Woroch, their options continue to vest through and until the end of any severance period. Amounts disclosed in this table equal the closing market value of our common stock as of December 31, 2021, minus the exercise price, multiplied by the number of unvested shares of our common stock that would vest. The closing market value of our common stock on December 31, 2021 was $83.82.

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

Compensation Committee Interlocks and Insider Participation

The members of the Corporate Governance, Nominating and Compensation Committee of our Board during 2021 were Messrs. Karp (Chair), Schwartz and Ralls and Ms. Chase. Mr. Ralls resigned from the Board of Directors on September 7, 2021.  On the same date, Mr. Karp resigned as Chair of the Board and Chair of the Corporate Governance, Nominating and Compensation Committee.  Ms. Chase became Chair of the Board and Chair of the Corporate Governance, Nominating and Compensation Committee. To ensure that our compensation policies are administered in an objective manner, our Corporate Governance, Nominating and Compensation Committee is comprised entirely of independent directors. None of the members of our Corporate Governance, Nominating and Compensation Committee has ever been an officer or employee of the Company or its subsidiaries. None of our executive officers serves as a member of the Board or compensation committee of any entity that has one or more executive officers on our Board or Corporate Governance, Nominating and Compensation Committee.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock, as of March 1, 2022, by each of our directors and NEOs, as well as by all of our directors and executive officers as a group. The information on beneficial ownership in the table and related footnotes is based upon data furnished to us by, or on behalf of, the persons referred to in the table. Unless otherwise indicated in the footnotes to the table, each person named has sole voting power and sole investment power with respect to the shares included in the table.

Unaudited
	Beneficial Ownership of Common Stock
Name	Common Stock Beneficially Owned Excluding Options		Stock Options Exercisable within 60 Days of March 1, 2022		Total Common Stock Beneficially Owned	Percent of Class(1)
Elliot Noss	695,603	(2)	16,750		712,353	6.8%
96 Mowat Avenue Toronto, Ontario, Canada
Davinder Singh	-		12,374		12,374	*
Justin Reilly	-		2,812		2,812	*
Jessica Johannson	49		-		49	*
David Woroch	119,856	(3)	8,374		128,230	1.2%
Bret Fausett	30,000		12,530		42,530	*
Allen Karp	18,014	(4)	15,000		33,014	*
Robin Chase	16,672		11,250		27,922	*
Erez Gissin	17,887		15,000		32,887	*
Jeffrey Schwartz	12,375		15,000		27,375	*
Brad Burnham	26,112	(5)	3,750	(6)	29,862	*
Marlene Carl	18		0		18	*
All directors and executive officers as a group (12 persons)	936,586		112,840		1,049,426	9.8%

*	Less than 1%.

(1)	Based on 10,756,284 shares outstanding as of February 23, 2022, and stock options exercisable within 60 days of March 1, 2022.

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

(6)

On December 1, 2017, Mr. Burnham, a member of Union Square Ventures, LLC (“USV LLC”), entered into a fee compensation agreement with USV LLC, under which Mr. Burnham agreed to hold the Company’s stock option grants to him in his individual capacity, and upon the exercise of such options, Mr. Burnham will transfer to USV LLC the shares acquired in the option exercise or, with the consent of USV LLC, a cash payment equal to the fair market value of such shares. In connection with such option exercise and transfer, USV LLC will extend to Mr. Burnham an interest-free loan in an amount equal to the exercise price of the option, and any transfer of acquired shares or cash payment will, to the extent not in excess of the amount of the loan (if any), first be deemed as repayment of the loan. This agreement ended effective June 30, 2021 so all options granted after June 30, 2021 will be held independently by Mr. Burnham.

Share Ownership of Certain Beneficial Owners

The following table sets forth information with respect to each shareholder known to us to be the beneficial owner of more than 5% of our outstanding common stock as of March 1, 2022 except for Mr. Noss, whose beneficial ownership of shares is described in the table above.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)

Investmentaktiengesellschaft fuer langfristige Invetoren TGV	1,610,239	(2)	15.0%
Ruengsdorfer Str. 2e
53173 Bonn, Germany

BlackRock, Inc.	652,690	(3)	6.1%
55 East 52nd Street
New York, NY 10055

Blacksheep Fund Management Limited	566,555	(4)	5.3%
Rock House, Main Street, Blackrock, Co
Dublin, Ireland A94 YY39

University of Notre Dame du Lac	556,248	(5)	5.2%
1251 N. Eddy Street, Suite 400
South Bend, Indiana 46617

(1)	Based on 10,756,284 shares outstanding as of February 23, 2022.

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

 Equity Compensation Plan Information

 The following table provides information for our equity compensation plans as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2006 Equity Compensation Plan	901,651	$56.44	1,294,562
Equity compensation plans not approved by security holders	—	—	—
Total	901,651	$56.44	1,294,562

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

Director Independence

Our Board has determined that each of Messrs. Karp, Ralls, Gissin, Schwarz and Burnham, Ms. Chase and Ms. Carl, who joined the Board on September 7, 2021 when Mr. Ralls resigned, are independent directors, as prescribed by the listing standards of the NASDAQ Capital Market. In this Annual Report, each of these six directors are referred to individually as an “independent director” and collectively as the “independent directors”. In addition, our Board has determined that each member of our Audit Committee satisfies the applicable audit committee independence standards as prescribed by the listing standards of the NASDAQ Capital Market and Rule 10A-3 under the Exchange Act, and that each member of our Corporate Governance, Nomination and Compensation Committee satisfies the applicable compensation committee member independence standards as prescribed by the listing standards of the NASDAQ Capital Market and Rule 10C-1 under the Exchange Act.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of KPMG LLP for the years ended December 31, 2021 and 2020 are set forth below:

	2021 Fees	2020 Fees
Audit Fees (1)	$633,000	$570,000
Tax Fees (2)	59,000	78,000
All Other Fees (3)	59,000	20000
Total Fees	$729,000	$668,000

(1)

Consists of fees and expenses for (a) the annual audits of our consolidated financial statements and the accompanying attestation report regarding our ICFR contained in our Annual Report on Form 10-K, (b) the review of quarterly financial information included in our Quarterly Reports on Form 10-Q, and (c) audit services related to mergers and acquisitions.

(2)	Consists of fees and expenses for tax compliance and advisory services.

(3)	All other services not included in the above.

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

Exhibit No.	Description

10.7	Amended and Restated Senior Secured Credit Agreement, dated as of June 14, 2019, by and among Tucows.com Co., Ting Fiber, Inc., Ting, Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, as Borrowers, Tucows, Inc., as parent, Royal Bank of Canada, as Administrative Agent, and Royal Bank of Canada, Bank of Montreal, Bank of Nova Scotia, HSBC Bank Canada and Canadian Imperial Bank of Commerce, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on June 18, 2019).

10.8	Amending Agreement No. 1, dated as of November 27, 2019, to the Amended and Restated Senior Secured Credit Agreement, dated as of June 14, 2019 (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on December 4, 2019).

10.9	Second Amended and Restated Senior Secured Credit Agreement, dated as of October 26, 2021, by and among Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows' Current Report on Form 8-K, as filed with the SEC on November 18, 2021).

10.10	Asset Purchase Agreement, dated as of August 1, 2020, by and between Tucows Inc., and DISH WIRELESS L.L.C. (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Quarterly Report on Form 10-Q on November 5, 2020).

10.11	Mobile Virtual Network Enabler (“MVNE”) Master Services Agreement, dated August 1, 2020, by and between Ting Inc., and DISH WIRELESS L.L.C (I Incorporated by reference to Exhibit 10.1 filed with Tucows’ Quarterly Report on Form 10-Q on November 5, 2020).

21.1#	Subsidiaries of Tucows Inc.

23.1#	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1#	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2#	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1†	Chief Executive Officer’s Section 1350 Certification.

32.2†	Chief Financial Officer’s Section 1350 Certification.

101.INS#	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH#	Inline XBRL Taxonomy Extension Schema

101.CAL#	Inline XBRL Taxonomy Extension Calculation

101.DEF#	Inline XBRL Taxonomy Extension Definition

101.LAB#	Inline XBRL Taxonomy Extension Labels

101.PRE#	Inline XBRL Taxonomy Extension Presentation

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

*	Management or compensatory contract.

#	Filed herewith.
†	Furnished herewith.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Tucows Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Tucows, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Tucows Inc.’s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Simply Bits LLC. (“Simply Bits”) Company during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Simply Bits’ internal control over financial reporting associated with 1% of total assets and less than 1% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Simply Bits.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A of the Form 10-K for the fiscal year-ended December 31, 2021. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Tucows, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tucows, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of sufficiency of audit evidence over revenue

As discussed in Note 10 to the consolidated financial statements, the Company’s revenues are derived from (a) the provisioning of retail fiber internet services in the Fiber Internet Services segment, (b) the provisioning of wholesale mobile platform services, professional services and the provisioning of retail mobile services in the Mobile Services segment; and (c) domain name registration contracts, other domain related value-added services, domain sale contracts, and other advertising revenue in the  Domain Services segment.  The Company earned $304,337 thousand in revenues for the year ended December 31, 2021, of which $245,576 thousand were generated in the Domain Services segment, $26,445 thousand in the Fiber Internet Services Segment and $32,316 thousand in the Mobile Services segment.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. This matter required especially subjective auditor judgment because of the multiple revenue streams, the related revenue recognition processes, and the number of information technology (IT) applications involved. This included determining the nature and extent of audit evidence obtained over each selected revenue stream, and the need to involve information technology professionals with specialized skills and knowledge to assist with the performance of certain procedures.

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

Business combination - Valuation of acquired intangible assets.

As discussed in Note 3(d) to the consolidated financial statements, on November 8, 2021, the Company acquired 100% of Simply Bits, LLC via an Agreement and Plan of Merger with one of our wholly owned subsidiaries. The purchase price was $25.0 million, plus a purchase price adjustment of approximately $0.8 million relating to a working capital surplus and the estimated fair value of contingent consideration, for net purchase consideration of $25.8 million.  The Company identified customer relationships as an acquired intangible asset and have determined the fair value of the customer relationships to be $9,160 thousand.  As discussed in note 2 (b) to the consolidated financial statements the Company estimated the fair value of customer relationships acquired in a business combination based on the income approach.  The income approach is a valuation technique that calculates the fair value of an intangible asset on the present value of future cash flows that the asset can be expected to generate over its remaining life.  This valuation involves significant subjectivity and estimation uncertainty, including assumptions related to the future revenues attributable to acquired customer relationships, customer attrition rate, and discount rates.

We identified the valuation of customer relationships acquired in the business combination with Simply Bits, LLC as a critical audit matter. Significant auditor judgment and attention was required due to the significant measurement uncertainty in the assumptions related to future revenues attributable to acquired customers, attrition rates and the discount rate used to determine the fair value.  Further, specialized skills, knowledge and experience were required to assess certain assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s valuation of customer relationships.  This included controls related to management’s determination of the assumptions identified above. We evaluated the future revenues attributable to acquired customer relationships and the customer attrition rates by considering past performance of the acquired business and the Company’s forecasts. We involved valuation professionals with specialized skills and knowledge to assist in evaluating the discount rate by comparing it against a range that was independently developed using publicly available market data for comparable companies where possible.

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

We have served as the Company’s auditor since 2000.

Vaughan, Canada
March 1, 2022

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

	December 31,	December 31,
	2021	2020

Assets

Current assets:
Cash and cash equivalents	$9,105	$8,311
Accounts receivable, net of allowance for doubtful accounts of $541 as of December 31, 2021 and $222 as of December 31, 2020	14,579	15,540
Contract asset, current portion	778	-
Inventory	3,277	1,875
Prepaid expenses and deposits	20,986	16,845
Derivative instrument asset, current portion (note 7)	299	3,860
Deferred costs of fulfillment, current portion (note 11 (b))	94,506	93,467
Income taxes recoverable	3,474	1,302
Total current assets	147,004	141,200

Deferred costs of fulfillment, long-term portion (note 11 (b))	18,205	17,599
Derivative instrument asset, long-term portion (note 7)	278	-
Property and equipment (note 4)	172,662	117,530
Right of use operating lease asset	17,515	11,238
Deferred costs of acquisition (note 11 (a))	1,079	362
Investments	2,012	-
Deferred tax asset (note 9)	22	226
Intangible assets (note 5)	50,409	47,444
Goodwill (note 5)	130,410	116,304
Total assets	$539,596	$451,903

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$10,016	$6,329
Accrued liabilities	15,240	10,235
Customer deposits	16,974	15,402
Derivative instrument liability, current portion (note 7)	125	99
Operating lease liability, current portion (note 12)	3,150	1,761
Deferred revenue, current portion (note 10)	124,116	127,336
Accreditation fees payable, current portion	882	940
Income taxes payable	102	863
Other current liabilities	3,078	-
Total current liabilities	173,683	162,965

Derivative instrument liability, long-term portion (note 7)	-	114
Deferred revenue, long-term portion (note 10)	23,677	24,909
Accreditation fees payable, long-term portion	170	195
Operating lease liability, long-term portion (note 12)	11,853	9,179
Loan payable, long-term portion (note 8)	190,748	121,733
Other long-term liability (note 3 (c))	1,804	3,416
Deferred tax liability (note 9)	22,569	24,694

Stockholders' equity (note 13)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 10,747,417 shares issued and outstanding as of December 31, 2021 and 10,612,414 shares issued and outstanding as of December 31, 2020	28,515	20,798
Additional paid-in capital	2,764	1,458
Retained earnings	83,470	80,106
Accumulated other comprehensive income (loss) (note 7)	343	2,336
Total stockholders' equity	115,092	104,698
Total liabilities and stockholders' equity	$539,596	$451,903

Commitments and contingencies (note 18)

Subsequent events (note 20)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Comprehensive Income

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

	Year ended December 31,
	2021	2020	2019

Net revenues (note 10)	$304,337	$311,202	$337,145

Cost of revenues (note 10)
Cost of revenues	193,039	200,401	217,579
Network expenses	14,769	10,194	9,190
Depreciation of property and equipment (note 4)	17,452	12,144	8,475
Amortization of intangible assets (note 5)	583	1,340	1,124
Impairment of property and equipment (note 4)	201	1,638	-
Total cost of revenues	226,044	225,717	236,368

Gross profit	78,293	85,485	100,777

Expenses:
Sales and marketing	39,471	34,274	34,270
Technical operations and development	14,310	12,427	9,717
General and administrative	22,370	20,268	17,880
Depreciation of property and equipment (note 4)	534	488	486
Loss (gain) on disposition of property and equipment	234	(17)	73
Amortization of intangible assets (note 5)	9,424	10,080	9,209
Impairment of definite life intangible assets (note 5)	-	1,431	-
Gain on currency forward contracts (note 7)	(277)	(383)	(198)
Total expenses	86,066	78,568	71,437

Income from operations	(7,773)	6,917	29,340

Other income (expenses):
Interest expense, net	(4,617)	(3,611)	(4,769)
Gain on sale of Ting customer assets, net (note 16)	20,030	7,612	-
Other expense, net	(370)	(158)	-
Total other income (expenses)	15,043	3,843	(4,769)

Income before provision for income taxes	7,270	10,760	24,571

Provision for income taxes (note 9)	3,906	4,985	9,173

Net income for the period	3,364	5,775	15,398

Other comprehensive income, net of tax
Unrealized income (loss) on hedging activities (note 7)	572	1,653	1,101
Net amount reclassified to earnings (note 7)	(2,565)	210	182
Other comprehensive income (loss) net of tax expense (recovery) of ($595) and $550 and $411 for the years ended December 31, 2021, 2020 and 2019 (note 7)	(1,993)	1,863	1,283

Comprehensive income, net of tax for the period	$1,371	$7,638	$16,681

Basic earnings per common share (note 17)	$0.32	$0.55	$1.45

Shares used in computing basic earnings per common share (note 17)	10,662,337	10,590,684	10,623,799

Diluted earnings per common share (note 17)	$0.31	$0.54	$1.43

Shares used in computing diluted earnings per common share (note 17)	10,817,468	10,692,281	10,772,812

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Stockholders’ Equity

(Dollar amounts in thousands of U.S. dollars)

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained	comprehensive	stockholders'
	Number	Amount	capital	earnings	income (loss)	equity

Balances, December 31, 2018*	10,627,988	$15,823	$3,953	$60,810	$(810)	$79,776

Exercise of stock options	80,319	967	(572)	-	-	395
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(21,332)	-	(548)	-	-	(548)
Repurchase and retirement of shares (note 13(a))	(101,816)	(157)	(4,829)	-	-	(4,986)
Stock-based compensation (note 14)	-	-	2,876	-	-	2,876
Net income	-	-	-	15,398	-	15,398
Other comprehensive income (loss) (note 7)	-	-	-	-	1,283	1,283
Balances, December 31, 2019	10,585,159	16,633	880	76,208	473	94,194

Exercise of stock options	113,132	2,290	(1,305)	-	-	985
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(48,013)	-	(556)	-	-	(556)
Repurchase and retirement of shares (note 13(a))	(70,238)	(125)	(1,279)	(1,877)	-	(3,281)
Acquisition of Cedar Networks	32,374	2,000	-	-	-	2,000
Stock-based compensation (note 14)	-	-	3,718	-	-	3,718
Net income	-	-	-	5,775	-	5,775
Other comprehensive income (loss) (note 7)	-	-	-	-	1,863	1,863
Balances, December 31, 2020	10,612,414	20,798	1,458	80,106	2,336	104,698

Exercise of stock options	180,827	7,588	(2,770)	-	-	4,818
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(45,824)	-	(387)	-	-	(387)
Stock-based compensation (note 14)	-	129	4,463	-	-	4,592
Net income	-	-	-	3,364	-	3,364
Other comprehensive income (loss) (note 7)	-	-	-	-	(1,993)	(1,993)
Balances, December 31, 2021	10,747,417	$28,515	$2,764	$83,470	$343	$115,092

*The Company has initially applied ASC 2016-02 (Topic 842) on January 1, 2019 (note 2(u)). The accounting standard was adopted using the modified retrospective method, under this method the comparative period was not restated.

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

	Year ended December 31,
	2021	2020	2019
Cash provided by:
Operating activities:
Net income for the period	$3,364	$5,775	$15,398
Items not involving cash:
Depreciation of property and equipment	17,986	12,632	8,961
Loss on write off of property and equipment	201	1,638	142
Amortization of debt discount and issuance costs	300	269	297
Amortization of intangible assets	10,007	11,420	10,333
Net amortization contract costs	(717)	106	(10)
Accretion of contingent consideration	383	344	-
Other	-	223	-
Impairment of definite life intangible asset	-	1,431	-
Deferred income taxes (recovery)	(1,328)	(3,939)	1,285
Excess tax benefits on share-based compensation expense	(1,554)	(861)	(634)
Net Right of use operating assets/Operating lease liability	(2,204)	205	(32)
Loss on disposal of domain names	1	17	114
Loss (gain) on change in the fair value of forward contracts	606	(500)	(313)
Write-down on disposal of Ting Mobile customer assets and contract costs	-	3,513	-
Stock-based compensation	4,592	3,718	2,876
Change in non-cash operating working capital:
Accounts receivable	1,586	(281)	(3,015)
Contract asset	(778)	-	-
Inventory	(787)	945	318
Prepaid expenses and deposits	(3,974)	(3,459)	2,904
Deferred costs of fulfillment	(1,645)	(1,899)	7,678
Income taxes recoverable	(1,394)	908	(89)
Accounts payable	4,068	(902)	(1,221)
Accrued liabilities	4,857	376	2,329
Customer deposits	645	1,493	27
Deferred revenue	(4,495)	2,942	(6,900)
Accreditation fees payable	(83)	(33)	(67)
Net cash provided by operating activities	29,637	36,081	40,381

Financing activities:
Proceeds received on exercise of stock options	4,818	985	395
Payment of tax obligations resulting from net exercise of stock options	(387)	(556)	(548)
Repurchase of common stock	-	(3,281)	(4,986)
Proceeds received on loan payable	69,000	8,000	57,371
Repayment of loan payable	-	-	(8,130)
Payment of loan payable costs	(296)	(32)	(641)
Net cash (used in) provided by financing activities	73,135	5,116	43,461

Investing activities:
Additions to property and equipment	(73,175)	(44,437)	(44,070)
Proceeds on disposal of property and equipment	510	-	-
Acquisition of Ascio Technologies, net of cash of $1,437 (note 3(a))	-	-	(28,450)
Acquisition of Cedar Holdings Group, net of cash of $66 (note 3(b))	-	(8,770)	-
Acquisition of Uniregistry, (note 3(c))	(2,499)	-	-
Acquisition of Simply Bits, net of cash of $801 (note 3(d))	(24,028)	-	-
Acquisition of other intangible assets	(774)	(72)	(3,566)
Investment in securities	(2,012)	-	-
Net cash used in investing activities	(101,978)	(53,279)	(76,086)

Increase (decrease) in cash and cash equivalents	794	(12,082)	7,756

Cash and cash equivalents, beginning of period	8,311	20,393	12,637
Cash and cash equivalents, end of period	$9,105	$8,311	$20,393

Supplemental cash flow information:
Interest paid	$4,485	$3,573	$4,785
Income taxes paid, net	$8,828	$8,926	$7,941
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$99	$1,129	$548
Fair value of shares issued for acquisition of Cedar Holdings Group	$-	$2,000	$-
Fair value of contingent consideration for acquisition of Cedar Holdings Group	$-	$3,072	$-

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

(b) Use of estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its judgements and estimates, including those related to the allocation of MSE platform service consideration between multiple performance obligations, the recoverability of goodwill and intangible assets which requires judgement over qualitative indicators of impairment and loss contingencies. For acquired customer relationships, the Company estimates the fair value based on the income approach.  The income approach is a valuation technique that calculates the fair value of an intangible asset based on the present value of future cash flows expected to be generated over the remaining useful life of the asset.  This valuation involves significant subjectivity and estimation uncertainty, including assumptions related to future revenues attributable to acquired customer relationships, attrition rates and discount rates. Management bases its estimates on historical experience, available market information as applicable, and on various other assumptions that are believed to be reasonable under the circumstances at the time they are made. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

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

(g) Goodwill and Other Intangible assets

Goodwill

Goodwill represents the excess of purchase price over the fair values assigned to the net assets acquired in business combinations. The Company does not amortize goodwill. Impairment testing for goodwill is performed annually in the fourth quarter of each year or more frequently if impairment indicators are present. Impairment testing is performed at the operating segment level. The Company has determined that it has three operating segments, Fiber Internet Services, Mobile Services and Domain Services.

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

(i) Contract balances

The Company accounts for contract assets and liabilities (deferred revenue) on a contract-by-contract basis, with each contract presented as either a net contract asset or a net contract liability accordingly. Contract assets are recorded for services delivered under contracts, to the extent that the services delivered exceed the services which have been billed to the customer at the reporting date. Contract assets are transferred to receivables when the rights to consideration become unconditional. Contract assets primarily relate to long-term mobile platform services contracts. Deferred revenue primarily relates to the unearned portion of revenues received in advance related to the unexpired term of registration fees from domain name registrations and other domain related Internet services, on both a wholesale and retail basis, net of external commissions. To a lesser extent, deferred revenue also includes a portion of the transaction price received from other professional services.

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

(t) Segment reporting

The Company operates in three operating segments, Fiber Internet Services, Mobile Services and Domain Services. No operating segments have been aggregated to determine our reportable segments.

Our reportable operating segments and their principal activities consist of the following:

Fiber Internet Services	This segment derives revenue from the retail high speed Internet access to individuals and small businesses primarily through the Ting website, and other revenues including billing solutions to small ISPs. Revenues are generated in the United States.
Mobile Services	This segment derives revenue from MSE platform services and professional services to wholesale customers. This segment also derives revenue from the retail sale of mobile phones, retail telephony services to individuals and small businesses primarily through the Ting website. Revenues are generated in the United States.
Domain Services	This segment includes wholesale and retail domain name registration services, value added services and portfolio services. The Company primarily earns revenues from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations; the sale of retail Internet domain name registration and email services to individuals and small businesses. Domain Services revenues are attributed to the country in which the contract originates, primarily Canada and the United States.

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

In the fourth quarter of 2019, the Company entered into a Stock Purchase Agreement to purchase all of the issued and outstanding shares of Cedar Holdings Group, Incorporated (“Cedar”), a fiber Internet provider business based in Durango, Colorado.  The transaction closed on  January 1, 2020, following receipt of all regulatory approvals.  The purchase price was $14.1 million, less a purchase price adjustment of approximately $0.2 million relating to a working capital deficit and the estimated fair value of contingent consideration, for net purchase consideration of $13.9 million. In addition to $9.0 million cash consideration due at closing, the Company also issued 32,374 ($2.0 million) of Tucows Inc. shares with a two-year restriction period at closing.  Included in the agreement is contingent consideration totaling up to $4.0 million, due on the 24th and 36th month anniversaries of the closing of the transaction dependent upon the achievement of certain milestones as defined in the Share Purchase Agreement. The fair value of the contingent consideration was determined to be $3.1 million using a discount rate of 11.2%. On January 2, 2022, the Company paid $2 million with respect to the 24th month anniversary contingent payments.

The following table shows the final allocation of the purchase price for Cedar to the acquired identifiable assets and liabilities assumed (thousands of U.S. dollars):

Cash Consideration, including working capital adjustment	$8,836
Share-based payment	2,000
Fair value of contingent payments	3,072
Total estimated purchase price	13,908

Cash and Cash Equivalents	66
Accounts Receivables, net	13
Other current assets	22
Property and equipment	4,661
Right of use operating lease	18
Customer relationships	4,640
Network rights	750
Total identifiable assets	10,170
Accounts payable and accrued labilities	(362)
Deferred tax liability	(2,373)
Operating lease liability	(13)
Total liabilities assumed	(2,748)
Total net assets (liabilities) assumed	7,422
Total goodwill	$6,486

The amortization period for the customer relationships and network rights are 7 and 15 years, respectively.

(c)	Uniregistry

On  October 1, 2021, the Company acquired the domain registry related assets of UNR Corp., UNR Inc. and Uni Naming and Registry Ltd. (each a seller and collectively "UNR"). The purchase price was $3.0 million, less a purchase price adjustment of approximately $0.5 million relating to a working capital deficit, for net purchase consideration of $2.5 million.

Cash Consideration, including working capital adjustment	$2,499
Total estimated purchase price	2,499

Accounts Receivables, net	538
Other current assets	23
Technology	3,039
Total identifiable assets	3,600
Accounts payable and accrued labilities	1,101
Total liabilities assumed	1,101
Total net assets (liabilities) assumed	2,499
Total goodwill	$-

The technology assets acquired are amortized over periods of 5 - 7 years.

The amount of revenue recognized since the acquisition date included in the consolidated statements of operations and comprehensive income statement for Fiscal 2021 is $0.2 million.

The net income recognized since the acquisition date included in the consolidated statements of operations and comprehensive income for Fiscal 2021 is gain of less than $0.1 million.

In connection with this acquisition, the Company incurred nil acquisition related costs.

(d)	Simply Bits

On November 8, 2021, the Company acquired 100% of Simply Bits, LLC via an Agreement and Plan of Merger with one of our wholly owned subsidiaries. The purchase price was $25.0 million, plus a purchase price adjustment of approximately $0.8 million relating to a working capital surplus and the estimated fair value of contingent consideration, for net purchase consideration of $25.8 million. Included in the agreement is contingent consideration totaling up to $1.0 million, due 60 days from December 31, 2021, which is subject to the acquired entity meeting certain revenue targets in fiscal 2021. The purchase price allocation is preliminary and may differ from the final purchase price allocation, and these differences may be material.  Revisions to the allocations will occur as additional information about the fair value of assets and liabilities becomes available.  The final purchase price allocations will be completed within one year from the acquisition date.

Cash Consideration, including working capital adjustment	$24,829
Fair value of contingent payments	953
Total estimated purchase price	25,782

Cash and Cash Equivalents	801
Accounts Receivables, net	87
Other current assets	759
Property and equipment	1,684
Right of use operating lease	1,804
Customer relationships	9,160
Total identifiable assets	14,295
Accounts payable and accrued labilities	307
Deferred tax liability	20
Operating lease liability	1,794
Other liabilities	498
Total liabilities assumed	2,619
Total net assets (liabilities) assumed	11,676
Total goodwill	$14,106

The amortization period for the customer relationships is 7 years.

The goodwill related to this acquisition is primarily attributable to synergies expected to arise from the acquisition.

The amount of revenue recognized since the acquisition date included in the consolidated statements of operations and comprehensive income statement for Fiscal 2021 is $1.4 million.

The net income recognized since the acquisition date included in the consolidated statements of operations and comprehensive income for Fiscal 2021 is loss of less than $0.1 million.

On a proforma basis, the revenues and net income for Simply Bits for Fiscal 2021 would be $9.1 million and $1.7 million respectively had the acquisition occurred on January 1, 2021. This pro forma information is unaudited and does not purport to represent what the Company's actual results would have been if the acquisition had occurred as of the date indicated or what results would be for any future periods.

In connection with this acquisition, the Company incurred total acquisition related costs of $0.2 million were included in General & Administrative expenses in the consolidated statements of operations and comprehensive income during Fiscal 2021.

 4. Property and Equipment:

Property and equipment consist of the following (Dollar amounts in thousands of U.S. dollars):

	December 31,	December 31,
	2021	2020
Computer equipment	$34,465	$25,029
Computer software	1,921	1,760
Capitalized internal use software	10,660	2,835
Furniture and equipment	1,418	1,314
Vehicles and tools	6,569	4,476
Fiber network	109,500	66,766
Customer equipment and installations	22,027	13,332
Land	1,123	1,634
Buildings	9,096	-
Assets under construction	29,414	36,720
Leasehold improvements	548	475
	226,741	154,341
Less:
Accumulated depreciation	54,079	36,811
	$172,662	$117,530

Depreciation of property and equipment (Dollar amounts in thousands of U.S. dollars):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2021	2020	2019
Depreciation of property and equipment	$17,986	$12,632	$8,961

During the year ended December 31, 2021, property, plant and equipment with a net book value of $0.2 million was written off and included in impairment of property and equipment in the consolidated statement of comprehensive income.

During the year ended  December 31, 2020, property, plant and equipment with a net book value of $1.6 million related to Ting TV, a product under development for Ting Fiber was written off and included in impairment of property and equipment in the consolidated statement of comprehensive income.

During the year ended  December 31, 2019, property, plant and equipment with a net book value of $0.1 was written off and included in impairment of property and equipment in the consolidated statement of comprehensive income.

5. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

Goodwill consists of the following (Dollar amounts in thousands of U.S. dollars):

	Fiber Internet Services	Mobile Services	Domain Services	Total

Balances, December 31, 2019	$2,132	$-	$107,686	$109,818
Cedar Technologies Inc. acquisition	6,486	-	-	6,486
Balances, December 31, 2020	$8,618	$-	$107,686	$116,304
Simply Bits, LLC acquisition	14,106	-	-	14,106
Balances, December 31, 2021	$22,724	$-	$107,686	$130,410

The Company's Goodwill balance is $130.4 million as of  December 31, 2021 and $116.3 million as of December 31, 2020. The Company's goodwill relates 83% ($107.7 million) to its Domain Services operating segment and 17% ($22.7 million) to its Fiber Internet Services operating segment.

Goodwill is not amortized, but is subject to an annual impairment test. The Company performed an impairment analysis as outlined in “Note 2(g) – Significant Accounting Policies” and there were no indications of impairment for Fiscal 2021 and Fiscal 2020.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized, but are subject to impairment assessments performed throughout the year. During Fiscal 2021, we assessed whether certain domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should not be renewed. During the years ended December 31, 2021,  December 31, 2020, and  December 31, 2019, no impairment of indefinite life intangible assets was recorded.

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

Acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 -7 years	15 years

Balances, December 31, 2019	$11,164	$1,145	$9,091	$34,269	$1,516	$469	$57,654
Cedar Technologies Inc. acquisition	-	-	-	4,640	-	750	5,390
Additions to/(disposals from) domain portfolio, net	(7)	(10)	-	-	-	-	(17)
Impairment of definite life intangible asset	-	-	-	(1,431)	-	-	(1,431)
Other	-	-	-	(223)	-	-	(223)
Write-down of Ting Mobile customer relationships	-	-	-	(2,581)	-	-	(2,581)
Acquisition of Network rights	-	-	-	-	-	72	72
Amortization expense	-	-	(2,070)	(8,010)	(1,242)	(98)	(11,420)
Balances December 31, 2020	$11,157	$1,135	$7,021	$26,664	$274	$1,193	47,444
Simply Bits acquisition	-	-	-	9,160	-	-	9,160
Uniregistry acquisition	-	-	-	-	3,039	-	3,039
Acquisition of customer relationship	-	-	-	224	-	-	224
Acquisition of brand	-	-	59	-	-	-	59
Acquisition of technology	-	-	-	-	491	-	491
Additions to/(disposals from) domain portfolio, net	(1)	-	-	-	-	-	(1)
Amortization expense	-	-	(2,070)	(7,414)	(412)	(111)	(10,007)
Balances December 31, 2021	$11,156	$1,135	$5,010	$28,634	$3,392	$1,082	$50,409

The following table shows the estimated amortization expense for each of the next 5 years and thereafter, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
2022	$11,340
2023	10,567
2024	5,144
2025	4,603
2026	3,066
Thereafter	3,398
Total	$38,118

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at December 31, 2021 (Dollar amounts in thousands of U.S. dollars):

	December 31, 2021
	Fair Value Measurement Using			Assets
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset, net	$-	$452	$-	$452

Total Assets, net	$-	$452	$-	$452

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

The Company has designated certain of these transactions as cash flow hedges of forecasted transactions under ASC Topic 815. For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income. The fair value of the contracts, as of  December 31, 2021 and December 31, 2020, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of December 31, 2021, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $25.2 million, of which $25.2 million met the requirements of ASC Topic 815 and were designated as hedges.

As of  December 31, 2020 the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $31.8 million, of which $26.8 million met the requirements of ASC Topic 815 and were designated as hedges.

As of December 31, 2021, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

January - March 2022	11,518	1.2561	(82)
April - June 2022	6,453	1.2801	73
July - September 2022	3,779	1.2801	39
October - December 2022	3,476	1.2801	32
	$25,226	1.2691	$62

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the years ended  December 31, 2021 and 2020, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets (see “Note 6 – Fair Value Measurement”)

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of December 31, 2021 Fair Value Asset	As of December 31, 2020 Fair Value Asset
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$62	$3,254
Interest rate swap contract designated as a cash flow hedge (net)	Derivative instruments	390	(213)
Foreign Currency forward contracts not designated as cash flow hedges (net)	Derivative instruments	-	606
Total foreign currency forward contracts and interest rate swaps (net)	Derivative instruments	$452	$3,647

Movement in AOCI balance for the year ended  December 31, 2021 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2020	$3,038	$(702)	$2,336
Other comprehensive income (loss) before reclassifications	794	(222)	572
Amount reclassified from AOCI	(3,382)	817	(2,565)
Other comprehensive income (loss) for the year ended December 31, 2021	(2,588)	595	(1,993)

Ending AOCI Balance - December 31, 2021	$450	$(107)	$343

Movement in AOCI balance for the year ended  December 31, 2020 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2019	$625	$(152)	$473
Other comprehensive income (loss) before reclassifications	2,142	(489)	1,653
Amount reclassified from AOCI	271	(61)	210
Other comprehensive income (loss) for the year ended December 31, 2020	2,413	(550)	1,863

Ending AOCI Balance - December 31, 2020	$3,038	$(702)	$2,336

Movement in AOCI balance for the year ended  December 31, 2019 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2018	$(1,069)	$259	$(810)
Other comprehensive income (loss) before reclassifications	1,454	(353)	1,101
Amount reclassified from AOCI	240	(58)	182
Other comprehensive income (loss) for the year ended December 31, 2019	1,694	(411)	1,283

Ending AOCI Balance - December 31, 2019	$625	$(152)	$473

Effects of derivative instruments on income and other comprehensive income (OCI) (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$2,652
Foreign currency forward contracts for the year ended December 31, 2021	$(2,203)	Cost of revenues	$615

Interest rate swap contract for the year ended December 31, 2021	$210	Interest expense, net	$115

		Operating expenses	$(188)
Foreign currency forward contracts for the year ended December 31, 2020	$2,026	Cost of revenues	$(66)

Interest rate swap contract for the year ended December 31, 2020	$(163)	Interest expense, net	$(17)

		Operating expenses	$(197)
Foreign currency forward contracts for the year ended December 31, 2019	$1,283	Cost of revenues	$(43)

Interest rate swap contract for the year ended December 31, 2019	$-	Interest expense, net	$-

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company recorded the following fair value adjustments on settled and outstanding contracts (Dollar amounts in thousands of U.S. dollars):

	Year Ended December 31,
Forward currency contracts not designated as hedges:	2021	2020	2019

Gain (loss) on settlement	883	(117)	(115)

Gain (loss) on change in fair value	(606)	500	313

8. Loan Payable:

Second Amended 2019 Credit Facility

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

In connection with the Second Amended 2019 Credit Facility, the Company incurred $0.3 million of fees related to the debt issuance, which have been reflected as a reduction to the carrying amount of the loan payable and will be amortized over the term of the credit facility agreement.

Amended 2019 Credit Facility

On June 14, 2019, the Company and its wholly-owned subsidiaries, Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware) Inc. and Tucows (Emerald), LLC entered into an Amended and Restated Senior Secured Credit Agreement (the “Amended 2019 Credit Facility”) with Royal Bank (“RBC”), as administrative agent, and lenders party thereto (collectively with RBC, the “Lenders”) under which the Company had access to an aggregate of up to $240 million in funds, which consisted of $180 million guaranteed credit facility and a $60 million accordion facility. The Amended 2019 Credit Facility replaced the Company’s 2017 Amended Credit Facility.

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

Credit Facility Terms

The Second Amended 2019 Credit Facility is revolving with interest only payments with no scheduled repayments during the term.

The Second Amended 2019 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Second Amended 2019 Credit Facility requires that the Company to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.50:1.00 until  March 31, 2023 and 4.00:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. As at and for the periods ending  December 31, 2021 and  December 31, 2020 the Company was in compliance with these covenants.

Borrowings under the Second Amended 2019 Credit Facility will accrue interest and standby fees based on the Company’s Total Funded Debt to Adjusted EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:
Availment type or fee	Less than 2.00	Greater than or equal to 2.00 and less than 2.50	Greater than or equal to 2.50 and less than 3.00	Greater than or equal to 3.00 and less than 3.50	Greater than or equal to 3.50 and less than 4.00	Greater than or equal to 4.00
Canadian dollar borrowings based on Bankers’ Acceptance or U.S. dollar borrowings based on LIBOR (Margin)	1.75%	2.25%	2.50%	2.75%	3.00%	3.25%
Canadian or U.S. dollar borrowings based on Prime Rate or U.S. dollar borrowings based on Base Rate (Margin)	0.50%	1.00%	1.25%	1.50%	1.75%	2.00%
Standby fees	0.35%	0.45%	0.50%	0.55%	0.60%	0.65%

The following table summarizes the Company’s borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	December 31, 2021	December 31, 2020

Revolver	191,400	122,400
Less: unamortized debt discount and issuance costs	(652)	(667)
Total loan payable	190,748	121,733
Less: loan payable, current portion	-	-
Loan payable, long-term portion	190,748	121,733

The following table summarizes our scheduled principal repayments as of  December 31, 2021 (Dollar amounts in thousands of U.S. dollars):

2021	-
2022	-
2023	191,400
$191,400

9. Income Taxes:

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 21% for the years ended  December 31, 2021,  December 31, 2020 and  December 31, 2019, to income before provision for income taxes as a result of the following (Dollar amounts in thousands of U.S. dollars):

	Year ended December 31,
	2021	2020	2019

Income for the year before provision for income taxes	$7,270	$10,760	$24,571
Computed federal tax expense	1,527	2,259	5,160

Increase (decrease) in income tax expense resulting from:
State income taxes	314	303	526
Foreign earnings	382	(175)	(444)
Changes in valuation allowance	2,300	1,867	5,277
Expired business tax credits	-	1,044	-
Excess tax benefits on share-based compensation	(1,556)	(407)	(634)
Permanent differences	205	(161)	16
Others	734	255	(728)
Provision for income taxes	$3,906	$4,985	$9,173

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

In Fiscal 2021, the Company did not utilize the bonus depreciation with respect to its continued investment in the Ting Fiber business. Despite this, due to the reduction in tax rate to 21%, it is unlikely we will ultimately be able to fully claim the Fiscal 2021 foreign taxes paid in future years as a foreign tax credit. As such, we have taken a valuation allowance on foreign tax credits not utilized for 2021 income tax purposes, the net negative effect of which is a $2.3 million addition to income tax expense.

In Fiscal 2020, the Company did not utilize the bonus depreciation with respect to its continued investment in the Ting Fiber business. Despite this, due to the reduction in tax rate to 21%, it is unlikely we will ultimately be able to fully claim the Fiscal 2020 foreign taxes paid in future years as a foreign tax credit. As such, we have taken a valuation allowance on foreign tax credits not utilized for 2020 income tax purposes and net operating losses not expected to be utilized in the future, the net negative effect of which is a $2.9 million addition to income tax expense.

In Fiscal 2019, the Company was able to utilize the bonus depreciation with respect to its continued investment in the Ting Fiber business. The impact of this, together with the reduction in tax rate to 21%, make it unlikely we will ultimately be able to fully claim the Fiscal 2019 foreign taxes paid in future years. In addition, the Company generated net operating losses of $0.3 million which it does not expect to be able to utilize in the future. As such, we have taken a valuation allowance on foreign tax credits not utilized for 2019 income tax purposes and net operating losses not expected to be utilized in the future, the net negative effect of which is a $5.3 million addition to income tax expense.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2021, and  December 31, 2020 are presented below (Dollar amounts in thousands of U.S. dollars):

	December 31, 2021	December 31, 2020
Deferred tax assets (liabilities):
Deferred tax assets:
Foreign tax credits and general business credits	$13,531	$11,203
Deferred revenue	5,694	5,739
Net operating losses	537	1,452
Accruals, including foreign exchange and other	2,991	792
Sub-total Deferred tax assets	22,753	19,186
Valuation allowance	(13,531)	(11,232)
Total deferred tax assets	$9,222	$7,954
Deferred tax liabilities:
Prepaid registry fees and expenses	$(18,165)	$(16,909)
Amortization	(6,578)	(7,083)
Limited life intangible assets	(3,229)	(4,327)
Indefinite life intangible assets	(2,969)	(2,847)
Foreign branch deferred tax liabilities	(828)	(1,256)
Total deferred tax liability	$(31,769)	$(32,422)

Net deferred tax asset (liability)	$(22,547)	$(24,468)

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

The Company had nil total gross unrecognized tax benefits as of both December 31, 2021 and December 31, 2020.

The Company recognizes interest and penalties related to income tax matters within the provision for income taxes. No material interest and penalties were recognized as of December 31, 2021 and December 31, 2020.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	2021	2020	2019

Fiber Internet Services:
Fiber Internet Services	$26,445	$18,428	$11,006

Mobile Services:
Retail mobile services	9,395	46,540	84,657
Mobile platform services	11,912	564	-
Other professional services	11,009	3,416	-
Total Mobile	32,316	50,520	84,657

Domain Services:
Wholesale
Domain Services	189,091	186,893	182,957
Value Added Services	20,942	18,526	18,922
Total Wholesale	210,033	205,419	201,879

Retail	35,543	36,835	39,603
Total Domain Services	245,576	242,254	241,482

	$304,337	$311,202	$337,145

As of  December 31, 2021, one customer represented 46% of total accounts receivable. As of  December 31, 2020 one customer represented 59% of total accounts receivable. At  December 31, 2019 no customer accounted for more than 10% of total accounts receivable.

During the years ended December 31, 2021,  December 31, 2020 and  December 31, 2019 no customer accounted for more than 10% of total revenue.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	2021	2020	2019

Fiber Internet Services:
Fiber Internet Services	$12,120	$6,982	$3,928

Mobile Services:
Retail mobile services	6,012	22,942	44,415
Mobile platform services	419	56	-
Other professional services	7,000	2,970	-
Total Mobile	13,431	25,968	44,415

Domain Services:
Wholesale
Domain Services	147,213	146,788	148,530
Value Added Services	2,544	3,016	2,986
Total Wholesale	149,757	149,804	151,516

Retail	17,731	17,647	17,720
Total Domain Services	167,488	167,451	169,236

Network Expenses:
Network, other costs	14,769	10,194	9,190
Network, depreciation and amortization costs	18,035	13,484	9,599
Network, impairment	201	1,638	-
Total Network Expenses	33,005	25,316	18,789

	$226,044	$225,717	$236,368

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

The opening balance of deferred revenue was $152.2 million as of January 1, 2021. Significant changes in deferred revenue were as follows (Dollar amounts in thousands of U.S. dollars):

Year ended December 31, 2021

Balance, beginning of period	$152,245
Deferred revenue	245,101
Recognized revenue	(249,553)
Balance, end of period	$147,793

Remaining Performance Obligations:

As the Company fulfills its performance obligations, the following table includes revenues expected to be recognized in the future related performance obligations that are unsatisfied (or partially unsatisfied) as at  December 31, 2021 (Dollar amounts in thousands of U.S. dollars)

For professional services and internet access services, where the performance obligation is part of contracts that have an original expected duration of one year or less, the Company has elected to apply a practical expedient to not disclose revenues expected to be recognized in the future related performance obligations that are unsatisfied (or partially unsatisfied) (Dollar amounts in thousands of US dollars).

Year ended December 31, 2021

2022	$121,773
2023	10,678
2024	5,056
2025	3,090
2026	1,908
Thereafter	2,945
Total	$145,450

11. Costs to obtain and fulfill a contract

(a)	Deferred costs of acquisition

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the period of benefit of those costs to be longer than one year and those costs are expected to be recoverable under the term of the contract. We have identified certain sales incentive programs that meet the requirements to be capitalized, and therefore, capitalized them as contract costs in the amount of $1.1 million at December 31, 2021.

Capitalized contract acquisition costs are amortized into operating expense based on the transfer of goods or services to which the assets relate which typically range from two – ten years. For the year ended December 31, 2021, the Company capitalized $1.1 million and also amortized $0.4 million of contract costs, respectively. The breakdown of the movement in the deferred costs of acquisition balance for the year ended  December 31, 2021 is as follows (Dollar amounts in thousands of U.S. dollars):

Year ended December 31, 2021

Balance, beginning of period	$362
Capitalization of costs	1,086
Amortization of costs	(369)
Balance, end of period	$1,079

When the amortization period for costs incurred to obtain a contract with a customer is less than one year, we have elected to apply a practical expedient to expense the costs as incurred.  These costs include our internal sales compensation program and certain partner sales incentive programs.

(b)	Deferred costs of fulfillment

Deferred costs to fulfill contracts generally consist of domain registration costs which have been paid to a domain registry, and are capitalized as deferred costs of fulfillment. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. To a lesser degree, deferred costs to fulfill contracts also include certain research, design and data migration costs associated with specific professional services contracts. All deferred professional services costs are deferred over the term of the customer contract. For the year ended December 31, 2021, the Company capitalized $173.0 million and also amortized $171.5 million of contract costs. There were no impairment losses recognized in relation to the costs capitalized during the year ended December 31, 2021. Amortization expense is primarily included in cost of revenue. The breakdown of the movement in the deferred costs of fulfillment balance for the year ended  December 31, 2021 is as follows (Dollar amounts in thousands of U.S. dollars).

Year ended December 31, 2021

Balance, beginning of period	$111,066
Deferral of costs	173,018
Recognized costs	(171,464)
Balance, end of period	$112,620

12. Leases

We lease datacenters, corporate offices, antenna tower and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 19 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Operating Lease Cost (leases with a total term greater than 12 months)	$2,840	$2,195
Short-term Lease Cost (leases with a total term of 12 months or less)	117	501
Variable Lease Cost	763	589
Total Lease Cost	$3,720	$3,285

Lease Cost is presented in general and administrative expenses and direct cost of revenues within our consolidated statements of operations and comprehensive income.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	Year Ended	Year Ended
Supplemental cashflow information:	December 31, 2021	December 31, 2020
Operating Lease - Operating Cash Flows (Fixed Payments)	$5,120	$2,332
Operating Lease - Operating Cash Flows (Liability Reduction)	$2,468	$1,952
New ROU Assets - Operating Leases	$9,032	$2,798

Supplemental balance sheet information related to leases:	December 31, 2021	December 31, 2020
Weighted Average Discount Rate	3.09%	3.60%
Weighted Average Remaining Lease Term	7.74 yrs	8.35 yrs

Maturity of lease liability as of  December 31, 2021 (Dollar amounts in thousands of U.S. dollars):

December 31, 2021
2022	$3,514
2023	3,508
2024	2,567
2025	1,737
2026	1,174
Thereafter	4,186
Total future lease payments	16,686
Less interest	1,683
Total	$15,003

Operating lease payments include payments under the non-cancellable term, without any additional amounts related to options to extend lease terms that are reasonably certain of being exercised.

As of December 31, 2021, we not entered into any lease agreements that have not yet commenced, and therefore are not included in the lease liability.

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

13. Common Shares

The Company’s authorized common share capital is 250 million shares of common stock without nominal or par value. On December 31, 2021, there were 10,747,417 shares of common stock outstanding ( December 31, 2020: 10,612,414).

Repurchase of common shares:

(a) Normal Course Issuer Bids:

2022 Stock Buyback Program

On February 10, 2022, the Company announced that its Board of Directors (“Board”) has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 11, 2022 and is expected to terminated on February 10, 2023. Please see “Note 20 – Subsequent Events” for more information on the 2022 stock buyback program.

2021 Stock Buyback Program

On February 9, 2021, the Company announced that its Board of Directors (“Board”) has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 10, 2021 and terminated on February 9, 2022. The Company did not repurchase shares under this program.

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

The following table summarizes our share repurchase activity for the periods covered below (Dollar amounts in thousands of US dollars, except for share data):

	Year Ended December 31,
	2021	2020	2019
Common stock repurchased on the open market or through tender offer
Number of shares	-	70,238	101,816
Aggregate market value of shares (in thousands)	$-	$3,281	$4,986
Average price per share	$-	$46.70	$48.97

Common stock received in connection with share-based compensation
Number of shares	45,824	48,013	21,332
Aggregate market value of shares (in thousands)	$3,669	$2,957	$1,510
Average price per share	$80.07	$61.58	$70.77

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

The fair value of stock options granted during the years ended December 31, 2021,  December 31, 2020 and  December 31, 2019 was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2021	2020	2019
Volatility	35.7%	39.0%	36.5%
Risk-free interest rate	0.8%	1.8%	2.0%
Expected life (in years)	4.60	4.54	4.50
Dividend yield	0.0%	0.0%	0.0%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$24.83	$19.98	$20.20

Details of stock option transactions are as follows:

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	845,020	$55.31	754,497	$49.94	702,337	$43.80
Granted	282,625	79.30	239,325	61.21	180,800	60.56
Exercised	(179,321)	45.04	(113,132)	30.53	(80,319)	16.90
Forfeited	(41,240)	65.72	(26,468)	60.29	(31,986)	59.35
Expired	(2,933)	60.70	(9,202)	58.96	(16,335)	47.51
Outstanding, end of period	904,151	64.36	845,020	55.31	754,497	49.94
Options exercisable, end of period	415,925	$56.44	401,345	$49.21	356,066	$40.64

As of December 31, 2021, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$19.95 - $19.95	7,000	$19.95	1.1	$447	7,000	$19.95	1.1	$447
$21.10 - $21.10	20,892	21.10	1.0	1,310	20,892	21.10	1.0	1,310
$46.90 - $48.00	12,000	47.31	4.0	438	6,000	47.17	2.7	220
$51.82 - $59.98	227,340	55.59	2.6	6,418	215,315	55.58	2.5	6,080
$60.01 - $68.41	345,294	62.02	4.6	7,528	154,018	63.11	4.2	3,189
$72.50 - $79.51	275,125	78.68	6.2	1,413	12,700	72.61	5.9	142
$80.61 - $82.07	16,500	81.27	6.8	42	-	-	-	-
	904,151	$64.36	4.5	$17,596	415,925	$56.44	3.1	$11,388

Total unrecognized compensation cost relating to unvested stock options at December 31, 2021, prior to the consideration of expected forfeitures, is approximately $9.5 million and is expected to be recognized over a weighted average period of 2.6 years.

The total intrinsic value of options exercised during the years ended December 31, 2021,  December 31, 2020 and  December 31, 2019 was $6.4 million, $3.7 million and $3.9 million, respectively. Cash received from the exercise of stock options during the years ended December 31, 2021,  December 31, 2020 and  December 31, 2019 was $4.8 million, $1.0 million and $0.4 million respectively.

The Company recorded stock-based compensation amounting to $4.6 million, $3.7 million and $2.9 million for the years ended December 31, 2021, 2020 and 2019 respectively. Stock-based compensation has been included in operating expenses as follows (Dollar amounts in thousands of US dollars):

	Year Ended December 31,
	2021	2020	2019
Network expenses	$531	$472	$307
Sales and marketing	1,941	1,678	1,251
Technical operations and development	824	756	596
General and administrative	1,296	812	722
	$4,592	$3,718	$2,876

15. Foreign Exchange:

A foreign exchange loss amounting to $0.4 million has been recorded in general and administrative expenses during the year ended December 31, 2021. A foreign exchange loss amounting to $1.0 million has been recorded in general and administrative expenses during the year ended December 31, 2020. A foreign exchange gain amounting to $0.4 million has been recorded in general and administrative expenses during the year ended December 31, 2019.

16. Other Income (Expenses):

On  August 1, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and between the Company and DISH Wireless L.L.C.(“DISH”). Under the Purchase Agreement and in accordance with the terms and conditions set forth therein, the Company sold to DISH its mobile customer accounts that are marketed and sold under the Ting brand (other than certain customer accounts associated with one network operator) (“Transferred Assets”). For a period of 10 years following the execution of the Purchase Agreement, DISH will pay a monthly fee to the Company generally equal to an amount of net revenue received by DISH in connection with the transferred customer accounts minus certain fees and expenses, as further set forth in the Purchase Agreement. During the year ended December 31, 2021, the Company earned $20.0 million under the Purchase Agreement.

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

	For the twelve months ended
	2021	2020	2019
Write-down of Ting Mobile intangible assets	$-	$(2,581)	$-
Write-down of Ting Mobile contract costs	-	(932)	-
Income earned on sale of Transferred Assets	20,030	11,125	-
Gain on sale of Ting customer assets	$20,030	$7,612	$-

17. Earnings Per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of US dollars, except for share data):

	Year ended December 31,
	2021	2020	2019

Numerator for basic and diluted earnings per common share:
Net income for the period	$3,364	$5,775	$15,398

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,662,337	10,590,684	10,623,799
Effect of outstanding stock options	155,132	101,597	149,013
Diluted weighted average number of shares outstanding	10,817,468	10,692,281	10,772,812

Basic earnings per common share	$0.32	$0.55	$1.45

Diluted earnings per common share	$0.31	$0.54	$1.43

Options to purchase 39,889 common shares were outstanding during 2021 (2020: 83,177; 2019: 547,372) but were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares for the year.

18. Commitments and Contingencies:

(a)       The Company has several non-cancelable lease and purchase obligations primarily for general office facilities, service contracts for mobile telephone services and equipment that expire over the next ten years. Future minimum payments under these agreements are as follows (Dollar amounts in thousands of US dollars):

Contractual Obligations for the year ending December 31,	Contractual Lease Obligations	Debt Obligations	Capital Purchase Obligations	Purchase Obligations (1) (2)	Total Obligations

2022	$3,514	$-	$21,484	$12,869	$37,867
2023	3,508	191,400	-	15,802	210,710
2024	2,567	-	-	19,736	22,303
2025	1,737	-	-	3,299	5,036
2026	1,174	-	-	495	1,669
Thereafter	4,186	-	-	3,232	7,418
	$16,686	$191,400	$21,484	$55,433	$285,003

(1) Purchase obligations include all other legally binding service contracts for mobile telephone services and other operational agreements to be delivered during Fiscal 2022 and subsequent years.

(2) Purchase obligations include minimum revenue commitments of $45.2 million with the Company's MNO partner between 2022 and 2025.

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

Under the terms of the agreement, Ting may be required to advance funds to the City in the event of a quarterly shortfall between the City’s revenue from leasing the network to Ting and the City’s debt service requirements relating to financing of the network. Ting could be responsible for shortfalls between $50,000 and $150,000 per quarter. In Fiscal 2016, the City has entered into financing for the construction of the WFN which allows the City to draw up to $21.0 million, from their lenders, over the next five years with interest only payments during that period with a loan maturity of 30 years. As of December 31, 2021, the City has drawn $16.2 million and the City’s revenues from Ting exceed the City’s debt service requirements. The Company does not believe it will be responsible for any shortfall in Fiscal 2022.

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

Ting is responsible for paying a fee per subscriber to Netly, as well as an unlit door fee for each serviceable address not subscribed. Through a “take or pay” arrangement, Ting has agreed to certain minimum charges based on minimum subscriber rates. To the extent that construction of the fiber optic network is complete, our minimum commitments have been included in the contractual lease obligations of the table in Note 18 (a). With respect to future obligations based on the future construction of the fiber optic network, these minimum fees are variable and thus have not been considered an unconditional purchase obligation for the purposes of the table in Note 18(a).

(e)     On January 7, 2022, Ting Fiber, Inc., entered into a 25 year lease agreement with Colorado Springs Utilities (“CSU”), a municipally owned utility. The lease agreement names Ting Fiber the anchor tenant on a city-wide fiber network that is intended to pass 200,000 homes in Colorado Springs, Colorado. CSU expects to begin construction of the fiber network by the third quarter of 2022. The lease obligates Ting, and its ultimate parent Tucows, Inc., to pay a per month fee for addresses passed by the network (as they are passed and become serviceable for customers to connect to the network) and for certain fiber infrastructure, including co-location space. Total costs of the lease, over its twenty-five-year term, are approximately $593,000,000 based on a fully completed fiber-to-the-home network, however the minimum fees are variable based on the percentage completion of the fiber optic network, and thus have not been considered an unconditional purchase obligation for the purposes of the table in Note 18(a).

(f)     In the normal course of its operations, the Company becomes involved in various legal claims and lawsuits. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of December 31, 2021 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial position.

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

Key measure of segment performance:

The Chief Executive Officer of Tucows Inc. ("CEO"), as the chief operating decision maker, regularly reviews the operations and performance by segment. The CEO reviews segment gross margin and adjusted EBITDA (as defined below) as (i) key measures of performance for each segment and (ii) to make decisions about the allocation of resources.

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

The CEO is the chief operating decision maker and regularly reviews the operations and performance by segment. The CEO reviews gross profit as (i) a key measure of performance for each segment and (ii) to make decisions about the allocation of resources. Sales and marketing expenses, technical operations and development expenses, general and administrative expenses, depreciation of property and equipment, amortization of intangibles assets, impairment of indefinite life intangible assets, gain on currency forward contracts and other expense net are organized along functional lines and are not included in the measurement of segment profitability. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the CEO. The Company follows the same accounting policies for the segments as those described in “Note 2 – Significant Accounting Policies”, and “Note 10 – Revenue”.

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in “Note 10 – Revenue”), which is regularly reported to the chief operating decision maker, and the reconciliations thereof to our income before taxes, are set out in the following tables (Dollar amounts in thousands of US dollars):

For the Year Ended December 31, 2021
	Fiber Internet Services	Mobile Services	Domain Services	Corporate	Consolidated Totals
Net Revenues	$26,445	$32,316	$245,576	$-	$304,337
Direct cost of revenues	12,120	13,431	167,488	-	193,039
Segment Gross Margin	14,325	18,885	78,088	-	111,298

Adjusted EBITDA	$(13,835)	$26,006	$50,236	$(13,586)	$48,821

For the Year Ended December 31, 2020
	Fiber Internet Services	Mobile Services	Domain Services	Corporate	Consolidated Totals
Net Revenues	$18,428	$50,520	$242,254	$-	$311,202
Direct cost of revenues	6,982	25,968	167,451	-	200,401
Segment Gross Margin	11,446	24,552	74,803	-	110,801

Adjusted EBITDA	$(4,020)	$18,769	$48,057	$(11,834)	$50,972

For the Year Ended December 31, 2019
	Fiber Internet Services	Mobile Services	Domain Services	Corporate	Consolidated Totals
Net Revenues	$11,006	$84,657	$241,482	$-	$337,145
Direct cost of revenues	3,928	44,415	169,236	-	217,579
Segment Gross Margin	7,078	40,242	72,246	-	119,566

Adjusted EBITDA	$(3,986)	$18,120	$47,544	$(9,773)	$51,905

Reconciliation of Adjusted EBITDA to Income before Provision for Income Taxes	Twelve months ended December 31,
(In Thousands of US Dollars)	2021	2020	2019
(unaudited)	(unaudited)	(unaudited)	(unaudited)

Adjusted EBITDA	$48,821	$50,972	$51,905
Depreciation of property and equipment	17,986	12,632	8,961
Impairment and loss on disposition of property and equipment	435	1,621	73
Amortization of intangible assets	10,007	11,420	10,333
Impairment of definite life intangible assets	-	1,431	-
Write-down on disposal of Ting Mobile customer assets	-	3,513	-
Interest expense, net	4,617	3,611	4,769
Accretion of contingent liability	383	344	-
Stock-based compensation	4,592	3,718	2,876
Unrealized loss (gain) on change in fair value of forward contracts	606	(500)	(313)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	219	461	(581)
Acquisition and other costs[1]	2,706	1,961	1,216

Income before provision for income taxes	$7,270	$10,760	$24,571

1 Acquisition and other costs represents transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses, primarily related to our acquisition of Cedar in January 2020 and Simply Bits in November 2021 and the disposition of certain Ting Mobile assets in August 2020. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

(b)           The following is a summary of the Company’s cost of revenues from each significant revenue stream (Dollar amounts in thousands of US dollars):

	2021	2020	2019

Fiber Internet Services:
Fiber Internet Services	$12,120	$6,982	$3,928

Mobile Services:
Retail mobile services	6,012	22,942	44,415
Mobile platform services	419	56	-
Other professional services	7,000	2,970	-
Total Mobile	13,431	25,968	44,415

Domain Services:
Wholesale
Domain Services	147,213	146,788	148,530
Value Added Services	2,544	3,016	2,986
Total Wholesale	149,757	149,804	151,516

Retail	17,731	17,647	17,720
Total Domain Services	167,488	167,451	169,236

Network Expenses:
Network, other costs	14,769	10,194	9,190
Network, depreciation and amortization costs	18,035	13,484	9,599
Network, impairment	201	1,638	-
Total Network Expenses	33,005	25,316	18,789

	$226,044	$225,717	$236,368

(c)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of US dollars):

	December 31, 2021	December 31, 2020

Canada	$1,994	$2,521
United States	170,630	114,968
Europe	38	41
	$172,662	$117,530

(d)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of US dollars):

	December 31, 2021	December 31, 2020

Canada	$1,386	$2,385
United States	36,732	32,767
	$38,118	$35,152

(e)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region (Dollar amounts in thousands of US dollars):

	December 31, 2021	December 31, 2020

Canada	$22	$-
Germany	-	226
	$22	$226

(f)           Valuation and qualifying accounts (Dollar amounts in thousands of US dollars):

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period

Year Ended December 31, 2021	$222	$319	$-	$541
Year Ended December 31, 2020	$131	$91	$-	$222

20. Subsequent Events:

On February 10, 2022, the Company announced that its Board of Directors (“Board”) has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 11, 2022 and is expected to terminated on February 10, 2023. The previously announced $40 million buyback program for the period February 10, 2021 to February 9, 2022 was terminated.  According to the terms of our Second Amended 2019 Credit Facility, share repurchases require the Lenders’ consent if the Company’s Total Funded Debt to Adjusted EBITDA ratio exceeds 2.00:1.

21. Selected Quarterly Financial Data (Unaudited):

	December 31	September 30	June 30	March 31
	(in thousands, except for per share data)

2021
Total revenues	$82,476	$75,893	$75,093	$70,875
Gross profit	24,577	18,024	18,239	17,453
Net income	(1,967)	1,375	1,807	2,149
Earnings per share:
Basic	$(0.18)	$0.13	$0.17	$0.20
Diluted	(0.18)	0.13	0.17	0.20

2020
Total revenues	$70,784	$74,311	$82,122	$83,985
Gross profit	17,428	19,941	22,966	25,150
Net income	2,068	716	157	2,834
Earnings per share:
Basic	$0.19	$0.07	$0.01	$0.27
Diluted	0.19	0.07	0.01	0.26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tucows Inc.
DATE: March 1, 2022	By:	/s/ Elliot Noss
Name: Elliot Noss
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elliot Noss	President, Chief Executive Officer	March 1, 2022
Elliot Noss	(Principal Executive Officer) and Director

/s/ Davinder Singh	Chief Financial Officer	March 1, 2022
Davinder Singh	(Principal Financial and Accounting Officer)

/s/ Allen Karp	Director	March 1, 2022
Allen Karp

/s/ Marlene Carl	Director	March 1, 2022
Marlene Carl

/s/ Robin Chase	Director	March 1, 2022
Robin Chase

/s/ Erez Gissin	Director	March 1, 2022
Erez Gissin

/s/ Jeffrey Schwartz	Director	March 1, 2022
Jeffrey Schwartz

/s/ Brad Burnham	Director	March 1, 2022
Brad Burnham