Form 10-Q
period 2022-03-31
TUCOWS INC /PA/
filed 2022-05-05
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 3, 2022, there were 10,764,616 outstanding shares of common stock, no par value, of the registrant.

TUCOWS INC.

Form 10-Q Quarterly Report

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Tucows®, EPAG®, Hover®, OpenSRS®, Platypus®, Ting®, eNom®, Roam®, Roam Mobility®, Bulkregister®, Ascio®, Cedar®, Simply Bits®, Wavelo® and YummyNames® are registered trademarks of Tucows Inc. or its subsidiaries. Other service marks, trademarks and trade names of Tucows Inc. or its subsidiaries may be used in this Quarterly Report on Form 10-Q (this “Quarterly Report”). All other service marks, trademarks and trade names referred to in this Quarterly Report are the property of their respective owners. Solely for convenience, any trademarks referred to in this Quarterly Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we or the owner of such trademark, as applicable, will not assert, to the fullest extent under applicable law, our or its rights, or the right of the applicable licensor, to these trademarks.

PART I.    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	March 31,	December 31,
	2022	2021

Assets

Current assets:
Cash and cash equivalents	$6,201	$9,105
Accounts receivable, net of allowance for doubtful accounts of $535 as of March 31, 2022 and $541 as of December 31, 2021	16,391	14,579
Contract asset (note 10)	3,283	778
Inventory	3,558	3,277
Prepaid expenses and deposits	23,221	20,986
Derivative instrument asset, current portion (note 5)	1,358	299
Deferred costs of fulfillment, current portion (note 11)	96,986	94,506
Income taxes recoverable	3,249	3,474
Total current assets	154,247	147,004

Deferred costs of fulfillment, long-term portion (note 11)	17,674	18,205
Derivative instrument asset, long-term portion (note 5)	459	278
Investments	2,012	2,012
Deferred tax asset	20	22
Property and equipment	191,456	172,662
Right of use operating lease asset	18,136	17,515
Contract costs	1,306	1,079
Intangible assets (note 6)	47,659	50,409
Goodwill (note 6)	130,410	130,410
Total assets	$563,379	$539,596

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$14,103	$10,016
Accrued liabilities	16,351	15,240
Customer deposits	16,351	16,974
Derivative instrument liability, current portion (note 5)	-	125
Operating lease liability, current portion (note 12)	3,463	3,150
Deferred revenue, current portion (note 10)	128,413	124,116
Accreditation fees payable, current portion	882	882
Income taxes payable	307	102
Other current liabilities	2,974	3,078
Total current liabilities	182,844	173,683

Deferred revenue, long-term portion (note 10)	23,753	23,677
Accreditation fees payable, long-term portion	156	170
Operating lease liability, long-term portion (note 12)	12,220	11,853
Loan payable, long-term portion (note 7)	207,183	190,748
Other long-term liability (note 4)	-	1,804
Deferred tax liability	22,211	22,569

Stockholders' equity (note 14)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 10,762,581 shares issued and outstanding as of March 31, 2022 and 10,747,417 shares issued and outstanding as of December 31, 2021	29,655	28,515
Additional paid-in capital	3,530	2,764
Retained earnings	80,450	83,470
Accumulated other comprehensive income (note 5)	1,377	343
Total stockholders' equity	115,012	115,092
Total liabilities and stockholders' equity	$563,379	$539,596

Contingencies (note 18)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021

Net revenues (note 10)	$81,099	$70,875

Cost of revenues (note 10)
Direct cost of revenues	49,421	46,187
Network, other costs	4,180	3,238
Network, depreciation of property and equipment	5,895	3,638
Network, amortization of intangible assets (note 6)	378	299
Network, impairment of property and equipment	27	60
Total cost of revenues	59,901	53,422

Gross profit	21,198	17,453

Expenses:
Sales and marketing	11,987	8,311
Technical operations and development	3,765	3,132
General and administrative	7,296	4,953
Depreciation of property and equipment	148	121
Loss on disposition of property and equipment	385	-
Amortization of intangible assets (note 6)	2,465	2,320
Loss (gain) on currency forward contracts (note 5)	-	(253)
Total expenses	26,046	18,584

Income from operations	(4,848)	(1,131)

Other income (expenses):
Interest expense, net	(1,796)	(936)
Gain on sale of Ting customer assets, net (note 17)	4,752	5,395
Other expense, net	(50)	(96)
Total other income (expenses)	2,906	4,363

Income before provision for income taxes	(1,942)	3,232

Provision for income taxes (note 8)	1,078	1,083

Net income for the period	(3,020)	2,149

Other comprehensive income, net of tax
Unrealized income (loss) on hedging activities (note 5)	968	368
Net amount reclassified to earnings (note 5)	66	(834)
Other comprehensive income net of tax expense (recovery) of $329 and ($140) for the three months ended March 31, 2022 and March 31, 2021 (note 5)	1,034	(466)

Comprehensive income, net of tax for the period	$(1,986)	$1,683

Basic earnings per common share (note 9)	$(0.28)	$0.20

Shares used in computing basic earnings per common share (note 9)	10,754,758	10,617,807

Diluted earnings per common share (note 9)	$(0.28)	$0.20

Shares used in computing diluted earnings per common share (note 9)	10,754,758	10,796,762

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash provided by:
Operating activities:
Net income for the period	$(3,020)	$2,149
Items not involving cash:
Depreciation of property and equipment	6,043	3,759
Impairment of property and equipment	27	60
Amortization of debt discount and issuance costs	120	67
Amortization of intangible assets	2,843	2,619
Net amortization contract costs	(227)	(7)
Accretion of contingent consideration	98	96
Deferred income taxes (recovery)	(686)	(220)
Excess tax benefits on share-based compensation expense	(52)	(172)
Net Right of use operating assets/Operating lease liability	59	55
Loss on disposal of domain names	2	1
Loss (gain) on change in the fair value of forward contracts	-	166
Stock-based compensation	1,391	1,022
Change in non-cash operating working capital:
Accounts receivable	(1,812)	(328)
Contract assets	(2,505)	-
Inventory	(281)	(442)
Prepaid expenses and deposits	(2,235)	2,266
Deferred costs of fulfillment	(1,949)	(4,111)
Income taxes recoverable	482	(689)
Accounts payable	2,267	1,451
Accrued liabilities	1,111	793
Customer deposits	(623)	125
Deferred revenue	4,368	5,349
Accreditation fees payable	(14)	77
Net cash provided by operating activities	5,407	14,086

Financing activities:
Proceeds received on exercise of stock options	515	229
Payment of tax obligations resulting from net exercise of stock options	-	(218)
Contingent consideration for acquisition of Cedar Holdings Group	(2,000)	-
Proceeds received on loan payable	16,500	-
Payment of loan payable costs	(177)	-
Net cash (used in) provided by financing activities	14,838	11

Investing activities:
Additions to property and equipment	(23,054)	(13,944)
Acquisition of intangible assets	(95)	(154)
Net cash used in investing activities	(23,149)	(14,098)

Increase (decrease) in cash and cash equivalents	(2,904)	(1)

Cash and cash equivalents, beginning of period	9,105	8,311
Cash and cash equivalents, end of period	$6,201	$8,310

Supplemental cash flow information:
Interest paid	$1,683	$949
Income taxes paid, net	$896	$2,381
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$1,909	$3,320

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1. Organization of the Company:

Tucows Inc. (referred to throughout this report as the “Company”, “Tucows”, “we”, “us” or through similar expressions) provides simple useful services that help people unlock the power of the Internet. The Company provides US consumers and small businesses with high-speed fixed Internet access in selected towns. The Company also offers platform services which provide solutions to support Communication Service Providers ("CSPs") including subscription and billing management, network orchestration and provisioning, individual developer tools, and other professional services. The Company is also a global distributor of Internet services, including domain name registration, digital certificates, and email. It provides these services primarily through a global Internet-based distribution network of Internet Service Providers, web hosting companies and other providers of Internet services to end-users.

2. Basis of Presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at  March 31, 2022 and the results of operations and cash flows for the interim periods ended March 31, 2022 and 2021. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. Other than the exception noted below, these interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in Tucows' 2021 Annual Report on Form 10-K filed with the SEC on March 1, 2022 (the “2021 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three months ended March 31, 2022 as compared to the significant accounting policies and estimates described in our 2021 Annual Report, except as described in Note 13 - Segment Reporting.

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
3.

Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives

The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently charged interest and standby fees associated with its Second Amended 2019 Credit Facility (as defined below) based on LIBOR which are partially hedged by interest rate swaps, which are also based on LIBOR. Both the Second Amended 2019 Credit Facility and the interest rate swaps will need to be amended when an alternative reference rate is chosen, at which time we may adopt some of the practical expedients provided by ASU 2020-04.

4. Acquisitions:

On October 1, 2021, the Company acquired the domain registry related assets of UNR Corp., UNR Inc. and Uni Naming and Registry Ltd. (each a seller and collectively "UNR"). For more information, see Note 3 - Acquisitions of the 2021 Annual Report.

On November 8, 2021, the Company acquired 100% of Simply Bits, LLC via an Agreement and Plan of Merger with one of our wholly owned subsidiaries. For more information, see Note 3 - Acquisitions of the 2021 Annual Report.

5. Derivative Instruments and Hedging Activities:

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign exchange rate risk and interest rate risk.

Since October 2012, the Company has employed a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on its future cash flows related to a portion of payroll, taxes, rent and payments to Canadian domain name registry suppliers that are denominated in Canadian dollars and are expected to be paid by its Canadian operating subsidiary. In May 2020, the Company entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to variable interest payments on the Second Amended 2019 Credit Facility. The notional value of the interest rate swap was $70 million.

The Company does not use hedging forward contracts for trading or speculative purposes. The foreign exchange contracts typically mature between one and eighteen months, and the interest rate swap matures in June 2023.

The Company has designated certain of these foreign exchange transactions as cash flow hedges of forecasted transactions under ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASC Topic 815”). For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. The Company has also designated the interest rate swap as a cash flow hedge of expected future interest payments. Accordingly, for the foreign exchange and interest rate swap contracts, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income and reclassified to earnings when the hedged transaction is recognized in earnings. Cash flows from hedging activities are classified under the same category as the cash flows from the hedged items in the consolidated statements of cash flows. The fair value of the contracts, as of  March 31, 2022 and December 31, 2021, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of March 31, 2022, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $13.7 million, of which $13.7 million met the requirements of ASC Topic 815 and were designated as hedges.

As of December 31, 2021, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $25.2 million, of which $25.2 million met the requirements of ASC Topic 815 and were designated as hedges.

As of March 31, 2022, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset / (Liability)

April - June 2022	$6,453	1.2801	$163
July - September 2022	3,779	1.2801	95
October - December 2022	3,476	1.2801	86
	$13,708	1.2801	$344

As of March 31, 2022 and December 31, 2021, the notional amount of the Company's interest rate swap designated as a cash flow hedge was $70 million.

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of March 31, 2022 Fair Value Asset (Liability)	As of December 31, 2021 Fair Value Asset (Liability)
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$344	$62
Interest rate swap contract designated as a cash flow hedge (net)	Derivative instruments	1,473	390
Total foreign currency and interest swap forward contracts (net)	Derivative instruments	$1,817	$452

Movement in accumulated other comprehensive income (AOCI) balance for the three months ended March 31, 2022 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2021	$450	$(107)	$343
Other comprehensive income (loss) before reclassifications	1,276	(308)	968
Amount reclassified from AOCI	87	(21)	66
Other comprehensive income (loss) for the three months ended March 31, 2022	1,363	(329)	1,034

Ending AOCI Balance - March 31, 2022	$1,813	$(436)	$1,377

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended March 31, 2022 and 2021 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(58)
Foreign currency forward contracts for the three months ended March 31, 2022	$1,056	Cost of revenues	$(12)

Interest rate swap contract for the three months ended March 31, 2022	$(88)	Interest expense, net	$(17)

		Operating expenses	$949
Foreign currency forward contracts for the three months ended March 31, 2021	$(615)	Cost of revenues	$156

Interest rate swap contract for the three months ended March 31, 2021	$149	Interest expense, net	$(19)

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company recorded the following fair value adjustments on settled and outstanding contracts (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended March 31,
Forward currency contracts not designated as hedges:	2022	2021

Gain (loss) on settlement	$-	$420
Gain (loss) on change in fair value		(167)
	$-	$253

6. Goodwill and Other Intangible Assets

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance is $130.4 million as of  March 31, 2022 and $130.4 million as of December 31, 2021. The Company's goodwill relates 83% ($107.7 million) to its Domain Services operating segment, 17% ($22.7 million) to its Fiber Internet Services operating segment and nil to its Platform Services operating segment.

Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present. No impairment was recognized during the three months ended March 31, 2022 and 2021.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended  March 31, 2022 and March 31, 2021, the Company assessed that all domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should be renewed.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years.

Net book value of acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, December 31, 2021	$11,156	$1,135	$5,010	$28,634	$3,392	$1,082	$50,409
Acquisition of customer relationships	-	-	-	95	-	-	95
Additions to/(disposals from) domain portfolio, net	-	(2)	-	-	-	-	(2)
Amortization expense	-	-	(518)	(2,145)	(155)	(25)	(2,843)
Balances, March 31, 2022	$11,156	$1,133	$4,492	$26,584	$3,237	$1,057	$47,659

The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
Remainder of 2022	$8,218
2023	10,153
2024	6,531
2025	4,393
2026	2,668
Thereafter	3,407
Total	$35,370

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

Second Amended 2019 Credit Facility

On  October 26, 2021, the Company entered into a Second Amended and Restated Senior Secured Credit Agreement (the “Second Amended 2019 Credit Agreement”) with the Lenders and Toronto-Dominion Bank (collectively the “New Lenders”) to, among other things, increase the existing revolving credit facility from $180 million to $240 million. The Second Amended Credit Agreement provides the Company with access to an aggregate of $240 million in committed funds. The Second Amended Credit Agreement also provides for two additional interest rate tiers if the Company exceeds a 3.50x Total Funded Debt to Adjusted EBITDA Ratio.

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

The Second Amended 2019 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Second Amended 2019 Credit Facility requires that the Company to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.50:1.00 until  March 31, 2023 and 4.00:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. During the three months ended March 31, 2022, and the three months ended March 31, 2021 the Company was in compliance with these covenants. The Second Amended 2019 Credit Facility agreement definition of Adjusted EBITDA which is used to calculate the Company's compliance with covenants was amended in March of 2022 to align to the definition of Adjusted EBITDA used in Note 13 – Segment Accounting

Borrowings under the Second Amended 2019 Credit Facility will accrue interest and standby fees based on the Company’s Total Funded Debt to Adjusted EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:
Availment type or fee	Less than 2.00	Greater than or equal to 2.00 and less than 2.50	Greater than or equal to 2.50 and less than 3.00	Greater than or equal to 3.00 and less than 3.50	Greater than or equal to 3.50 and less than 4.00	Greater than or equal to 4.00
Canadian dollar borrowings based on Bankers’ Acceptance or U.S. dollar borrowings based on LIBOR (Margin)	1.75%	2.25%	2.50%	2.75%	3.00%	3.25%
Canadian or U.S. dollar borrowings based on Prime Rate or U.S. dollar borrowings based on Base Rate (Margin)	0.50%	1.00%	1.25%	1.50%	1.75%	2.00%
Standby fees	0.35%	0.45%	0.50%	0.55%	0.60%	0.65%

The following table summarizes the Company’s borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	March 31, 2022	December 31, 2021

Revolver	$207,900	$191,400
Less: unamortized debt discount and issuance costs	(717)	(652)
Total loan payable	207,183	190,748
Less: loan payable, current portion	-	-
Loan payable, long-term portion	$207,183	$190,748

The following table summarizes our scheduled principal repayments as of  March 31, 2022 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2022	$-
2023	207,900
$207,900

8. Income Taxes:

The Company's provision for income taxes for interim periods is determined by using an estimated annual effective tax rate, adjusted for discrete items arising during the quarter. At each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to volatility due to several factors, including accurately forecasting the Company's net income before tax and taxable income or loss and the mix of tax jurisdictions to which they relate, intercompany transactions, and changes in statutes, regulations, and case law.

For the three months ended March 31, 2022, the Company recorded an income tax expense of$1.1 million on net loss before income taxes of $1.9 million, using an estimated effective tax rate for the fiscal year ending December 31, 2022 (“Fiscal 2022”) adjusted for certain minimum state taxes.  Our effective tax rate for the three months ended March 31, 2022 is also adversely impacted by a change in the geographical mix of income and current tax on foreign earnings.

Comparatively, for the three months ended  March 31, 2021, the Company recorded an income tax expense of $1.1 million on income before income taxes of $3.2 million, using an estimated effective tax rate for the fiscal year ending  December 31, 2021 (“Fiscal 2021”) adjusted for certain minimum state taxes as well as the inclusion of a $0.2 million tax expense related to stock based compensation. Our effective tax rate for the three months ended  March 31, 2021 is also impacted by discrete adjustments resulting from finalization of prior period tax filings, foreign exchange and mark-to-market adjustments.

9. Basic and Diluted Earnings per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of US dollars, except for share data):

	Three Months Ended March 31,
	2022	2021

Numerator for basic and diluted earnings per common share:
Net income for the period	$(3,020)	$2,149

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,754,758	10,617,807
Effect of outstanding stock options	-	178,955
Diluted weighted average number of shares outstanding	10,754,758	10,796,762

Basic earnings per common share	$(0.28)	$0.20

Diluted earnings per common share	$(0.28)	$0.20

For the three months ended March 31, 2022 the Company recorded a net loss, thus all outstanding options were considered anti-dilutive and excluded from the computation of diluted income per common share.  For the three months ended March 31, 2021 4,004 outstanding options were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares for the period.

10. Revenue:

Significant accounting policy

The Company’s revenues are derived from (a) the provisioning of retail fiber Internet services in our Fiber Internet Services segment, (b) the CSP solutions and professional services in our Platform Services segment; and from (c) domain name registration contracts, other domain related value-added services, domain sale contracts, and other advertising revenue in our Domain Services segment. Certain revenues are disclosed under the Corporate category as they are considered none-core business activities including Mobile Retail Services, Transition Services Agreement ("TSA") revenue and eliminations of intercompany revenue. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as deferred revenue. All products are generally sold without the right of return or refund.

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

The Company generates Fiber Internet Services revenues primarily through the provisioning of fixed high-speed Internet access, Ting Internet.

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

(b)	Platform Services

The Company generates Platform Services revenues by providing billing and provisioning platform services to Communication Service Providers ("CSPs") to whom we also provide other professional services.

Platform service agreements contain both platform services and professional services. Platform services offer a variety of solutions that support CSPs, including subscription and billing management, network orchestration and provisioning, and individual developer tools. Consideration under platform service arrangements includes both a variable component that changes each month depending on the number of subscribers hosted on the platform, as well as fixed payments and credits. Variable consideration sometimes includes minimum contractual payments, which are considered substantive minimum commitments. The Company uses the variable allocation exception to allocate variable consideration received to the services which the variable consideration relates to. Platform services represent a single promise to provide continuous access (i.e. a stand-ready performance obligation) to the platform. As each month of providing access to the platform is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, the performance obligation is comprised of a series of distinct service periods. Professional services provided under platform service arrangements can include implementation, training, consulting or software development/modification services. Revenues related to professional services are distinct from the other promises in the contract(s) and are recognized as the related services are performed. Consideration is allocated between the platform services and professional services performance obligations by estimating the standalone selling price (“SSP”) of each performance obligation. The Company estimates the SSP of professional services based on observable standalone sales. The SSP of platform services is derived using the residual approach by estimating the total contract consideration and subtracting the SSP of professional services. Total contract consideration is estimated at contract inception, considering any constraints that may apply and updating the estimates as new information becomes available.

Other professional services consist of professional service arrangements with platform services customers which are billed based on separate Statement of Work (“SOW”) arrangements for bespoke feature development. Revenues for professional services contracted through separate SOWs are recognized at a point-in-time when the final acceptance criteria have been met.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended March 31,
	2022	2021
Fiber Internet Services:
Fiber Internet Services	$9,788	$5,082

Platform Services:
Platform Services	6,097	638
Other Professional Services	750	-
Total Platform Services	6,847	638

Domain Services:
Wholesale
Domain Services	46,836	46,991
Value Added Services	5,649	5,080
Total Wholesale	52,485	52,071

Retail	9,061	9,154
Total Domain Services	61,546	61,225

Corporate:
Mobile services and eliminations	2,918	3,930

	$81,099	$70,875

During the three months ended March 31, 2022 and the three months ended March 31, 2021 no customer accounted for more than 10% of total revenue.

At March 31, 2022, one customer represented 46% of accounts receivables.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended March 31,
	2022	2021

Fiber Internet Services:
Fiber Internet Services	$4,038	$2,609

Platform Services:
Platform Services	185	85
Other Professional Services	776	-
Total Platform Services	961	85

Domain Services:
Wholesale
Domain Services	36,397	35,773
Value Added Services	656	599
Total Wholesale	37,053	36,372

Retail	4,759	4,401
Total Domain Services	41,812	40,773

Corporate:
Mobile services and eliminations	2,610	2,720

Network Expenses:
Network, other costs	4,180	3,238
Network, depreciation of property and equipment	5,895	3,638
Network, amortization of intangible assets	378	299
Network, impairment of property and equipment	27	60
Total Network Expenses	10,480	7,235

	$59,901	$53,422

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

Significant changes in deferred revenue for the three months ended March 31, 2022 were as follows (Dollar amounts in thousands of U.S. dollars):

Deferred revenue:

March 31, 2022

Balance, beginning of period	$147,793
Deferred revenue	65,315
Recognized revenue	(60,942)
Balance, end of period	$152,166

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

Contract assets:

March 31, 2022

Balance, beginning of period	$778
Consideration recognized as revenue	5,677
Transferred to receivables	(3,172)
Balance, end of period	$3,283

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

Professional service revenue related to platform services may be deferred over the period not exceeding the term of the contract.

11. Costs to obtain and fulfill a Contract

Deferred costs of fulfillment

Deferred costs to fulfill contracts primarily consist of domain registration costs which have been paid to a domain registry, and are capitalized as deferred costs of fulfillment. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. The Company also defers certain technology design and data migration costs it incurs to fulfil its performance obligations contained in our platform services arrangements. For the three months ended March 31, 2022, the Company deferred $45.1 million and amortized $43.2 million of contract costs. There was no impairment loss recognized in relation to the costs capitalized during the three months ended March 31, 2022. Amortization expense of deferred costs is included in cost of revenue.

The breakdown of the movement in the deferred costs of fulfillment balance for the three months ended March 31, 2022 is as follows (Dollar amounts in thousands of U.S. dollars).

March 31, 2022

Balance, beginning of period	$112,711
Deferral of costs	45,132
Recognized costs	(43,183)
Balance, end of period	$114,660

12. Leases

We lease datacenters, corporate offices and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended March 31,
	2022	2021
Operating Lease Cost (leases with a total term greater than 12 months)	$849	$534
Short-term Lease Cost (leases with a total term of 12 months or less)	11	50
Variable Lease Cost	103	176
Total Lease Cost	$963	$760

Lease Cost is presented in general and administrative expenses and network expenses within our consolidated statements of operations and comprehensive income.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended March 31,
Supplemental cashflow information:	2022	2021
Operating Lease - Operating Cash Flows (Fixed Payments)	$936	$551
Operating Lease - Operating Cash Flows (Liability Reduction)	$832	$472
New ROU Assets - Operating Leases	$1,378	$1,394

Supplemental balance sheet information related to leases:	March 31, 2022	December 31, 2021
Weighted Average Discount Rate	3.11%	3.09%
Weighted Average Remaining Lease Term	7.36 yrs	7.74 yrs

Maturity of lease liability as of  March 31, 2022 (Dollar amounts in thousands of U.S. dollars):

March 31, 2022
Remaining of 2022	$2,854
2023	3,818
2024	2,883
2025	2,055
2026	1,501
Thereafter	4,245
Total future lease payments	17,356
Less imputed interest	1,673
Total	$15,683

Operating lease payments include payments under the non-cancellable term, without any additional amounts related to options to extend lease terms that are reasonably certain of being exercised.

As of March 31, 2022, we have not entered into lease agreements that have not yet commenced.

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

During the first quarter of 2022, the Company completed a reorganization of its reporting structure into three operating and reportable segments: Fiber Internet Services, Platform Services and Domain Services. Previously, the Company disclosed the three operating and reportable segments: Fiber Internet Services, Mobile Services and Domain Services. The retail portion of the previously disclosed Mobile Services, including the earn-out of the sale of legacy subscribers are now included within Corporate and ISP platform revenues and related results previously included within the Fiber Internet Services are now included within Platform Services.

The change to our reportable operating segments was the result of a shift in our business and management structures that was completed during the first quarter of 2022. The operations supporting what was previously known as our Mobile Services segment have become increasingly operationally distinct between our mobile retail services and our platform services.  As a result, commencing in the first quarter of 2022, our Chief Executive Officer ("CEO"), who is also our chief operating decision maker, reviews the operating results of Fiber Internet Services, Platform Services and Domains Services as three distinct segments in order to make key operating decisions as well as evaluate segment performance. Certain revenues and expenses disclosed under the Corporate category are excluded from segment EBITDA results as they are centrally managed and not monitored by or reported to our CEO by segment, including Mobile Retail Services, eliminations of intercompany transactions, portions of Finance and Human Resources that are centrally managed, Legal and Corporate IT.

Our reportable operating segments and their principal activities consist of the following:

1.     Fiber Internet Services - This segment derives revenue from the retail high speed Internet access to individuals and small businesses primarily through the Ting website.  Revenues are generated in the United States.

2.     Platform Services – This segment derives revenue from platform and other professional services related to communication service providers, including Mobile Network Operators and Internet Service Providers, and are primarily generated in the United States.

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

Our segmented results include shared services allocations, including a profit margin, from Corporate for Finance, Human Resources and other technical services, to the operating units.  In addition, Platform Services charges Fiber Internet Services a subscriber based monthly charge services rendered. Financial impacts from these allocations and cross segment charges are eliminated as part of the Corporate results.

Key measure of segment performance:

The CEO, as the chief operating decision maker, regularly reviews the operations and performance by segment. The CEO reviews segment revenue, gross margin and adjusted EBITDA (as defined below) as (i) key measures of performance for each segment and (ii) to make decisions about the allocation of resources.   Sales and marketing expenses, technical operations and development expenses, general and administrative expenses, depreciation of property and equipment, amortization of intangibles assets, impairment of indefinite life intangible assets, gain on currency forward contracts and other expense net are organized along functional lines and are not included in the measurement of segment profitability. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the CEO. The Company follows the same accounting policies for the segments as those described in “Note 2 – Significant Accounting Policies”, and “Note 10 – Revenue”.

Our key measures of segment performance and their definitions are:

1.     Segment gross margin - net revenues less Direct cost of revenues attributable to each segment.

2.     Segment adjusted EBITDA - segment gross margin as well as the recurring gain on sale of Ting Customer Assets, less network expenses and certain operating expenses attributable to each segment, such as sales and marketing, technical operations and development, general and administration expenses but excludes gains and losses from unrealized foreign currency, stock-based compensation and transactions that are one-time in nature and not indicative of on-going performance, including acquisition and transition costs. Certain revenues and expenses disclosed under the Corporate category are excluded from segment EBITDA results as they are centrally managed and not monitored by or reported to our CEO by segment, including Mobile Retail Services, eliminations of intercompany transactions, portions of Finance and Human Resources that are centrally managed, Legal and Corporate IT.

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

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in “Note 10 – Revenue”), which is regularly reported to the chief operating decision maker, and the reconciliations thereof to our income before taxes, are set out in the following tables (Dollar amounts in thousands of US dollars):

Reconciliation of Adjusted EBITDA to Income before Provision for Income Taxes	Three Months Ended March 31,
(In Thousands of US Dollars)	2022	2021
(unaudited)	(unaudited)	(unaudited)

Adjusted EBITDA	$11,311	$12,724
Depreciation of property and equipment	6,043	3,759
Impairment and loss on disposition of property and equipment	412	60
Amortization of intangible assets	2,843	2,619
Interest expense, net	1,796	936
Accretion of contingent consideration	98	96
Stock-based compensation	1,391	1,022
Unrealized loss (gain) on change in fair value of forward contracts	-	166
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	53	67
Acquisition and other costs[1]	617	767

Income before provision for income taxes	$(1,942)	$3,232

1 Acquisition and other costs represent transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses, primarily related to our acquisitions, including Simply Bits in November 2021. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

	Fiber Internet Services	Platform Services	Domain Services	Corporate	Consolidated Totals
For the Three Months Ended March 31, 2022

Net Revenues	$9,788	$6,847	$61,546	$2,918	$81,099
Direct cost of revenues	4,038	961	41,812	2,610	49,421
Segment Gross Margin	5,750	5,886	19,734	308	31,678

Adjusted EBITDA	$(4,321)	$2,047	$11,774	$1,811	$11,311

	Fiber Internet Services	Platform Services	Domain Services	Corporate	Consolidated Totals
For the Three Months Ended March 31, 2021

Net Revenues	$5,082	$638	$61,225	$3,930	$70,875
Direct cost of revenues	2,609	85	40,773	2,720	46,187
Segment Gross Margin	2,473	553	20,452	1,210	24,688

Adjusted EBITDA	$(3,927)	$(1,080)	$13,196	$4,535	$12,724

(b)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of US dollars):

	March 31, 2022	December 31, 2021

Canada	$1,721	$1,994
United States	189,698	170,630
Europe	37	38
	$191,456	$172,662

(c)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of US dollars):

	March 31, 2022	December 31, 2021

Canada	$3,899	$1,386
United States	31,471	36,732
	$35,370	$38,118

(d)           Valuation and qualifying accounts (Dollar amounts in thousands of US dollars):

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period

Three Months Ended March 31, 2022	$541	$-	$6	$535
Twelve months ended December 31, 2021	$222	$319	$-	$541

14. Stockholders' Equity:

The following table summarizes stockholders' equity transactions for the three-month period ended (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained	comprehensive	stockholders'
	Number	Amount	capital	earnings	income (loss)	equity

Balances, December 31, 2021	10,747,417	$28,515	$2,764	$83,470	$343	$115,092

Exercise of stock options	11,592	757	(242)	-	-	515
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(1,860)	-	-	-	-	-
Stock-based compensation	5,432	383	1,008	-	-	1,391
Net income	-	-	-	(3,020)	-	(3,020)
Other comprehensive income (loss)	-	-	-	-	1,034	1,034
Balances, March 31, 2022	10,762,581	$29,655	$3,530	$80,450	$1,377	$115,012

2022 Stock Buyback Program

On  February 10, 2022, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on  February 11, 2022 and is expected to terminate on or before  February 10, 2023. For the three months ended March 31, 2022, the Company did not repurchase shares under this program.

2021 Stock Buyback Program

On  February 9, 2021, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on  February 10, 2021 and was terminated on  February 9, 2022. For the three months ended March 31, 2022, and the three months ended March 31, 2021 the Company did not repurchase shares under this program.

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

Details of stock option transactions for the three months ended  March 31, 2022 and  March 31, 2021 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	901,651	$56.44	845,020	$55.31
Granted	7,000	71.43	-	-
Exercised	(11,592)	56.63	(28,337)	47.03
Forfeited	(12,568)	86.20	(8,064)	60.72
Expired	(1,237)	62.51	-	-
Outstanding, end of period	883,254	64.37	808,619	55.55
Options exercisable, end of period	405,846	$56.40	378,258	$49.35

As of March 31, 2022, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$19.95 - $19.95	7,000	$19.95	0.9	$338	7,000	$19.95	0.9	$338
$21.10 - $21.10	20,892	21.10	0.8	986	20,892	21.10	0.8	986
$46.90 - $48.00	11,000	47.35	3.6	231	6,000	47.17	2.5	127
$51.82 - $59.98	219,671	55.59	2.4	2,793	209,396	55.60	2.2	2,660
$60.01 - $68.41	335,716	62.03	4.3	2,108	149,858	63.13	4.0	777
$70.13 - $79.51	272,475	78.47	6.0	-	12,700	72.61	5.7	-
$80.61 - $82.07	16,500	81.27	6.5	-	-	-	-	-
	883,254	$64.37	4.3	$6,456	405,846	$56.40	2.9	$4,888

Total unrecognized compensation cost relating to unvested stock options at March 31, 2022, prior to the consideration of expected forfeitures, is approximately $8.3 million and is expected to be recognized over a weighted average period of 2.7 years.

The Company recorded stock-based compensation of $1.4 million for the three months ended March 31, 2022, and $1.0 million for the three months ended March 31, 2021, respectively.

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at March 31, 2022 (Dollar amounts in thousands of U.S. dollars):

	March 31, 2022
	Fair Value Measurement Using			Assets
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset, net	$-	$1,817	$-	$1,817

Total asset, net	$-	$1,817	$-	$1,817

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at December 31, 2021 (Dollar amounts in thousands of U.S. dollars):

	December 31, 2021
	Fair Value Measurement Using			Assets
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset, net	$-	$452	$-	$452

Total assets, net	$-	$452	$-	$452

17. Other income:

On August 1, 2020, the Company entered into an Asset Purchase Agreement (the “DISH Purchase Agreement”), by and between the Company and DISH Wireless L.L.C.(“DISH”). Under the DISH Purchase Agreement and in accordance with the terms and conditions set forth therein, the Company sold to DISH its mobile customer accounts that are marketed and sold under the Ting brand (other than certain customer accounts associated with one network operator) (“Transferred Assets”) and derecognized intangible assets and capitalized contract costs associated with the Transferred Assets in the amount of $3.5 million. For a period of 10 years following the execution of the DISH Purchase Agreement, DISH will pay a monthly fee to the Company generally equal to an amount of net revenue received by DISH in connection with the transferred customer accounts minus certain fees and expenses, as further set forth in the DISH Purchase Agreement. The gain is presented net of the original cost base of the Transferred Assets. The Company earned $4.8 million and $5.4 million under the DISH Purchase Agreement during the three months ended March 31, 2022 and the three months ended March 31, 2021, respectively.

(Dollar amounts in thousands of U.S. dollars)	Three Months Ended March 31,
	2022	2021
Income earned on sale of Transferred Assets	$4,752	$5,395
Gain on sale of Ting Customer Assets	$4,752	$5,395

18. Contingencies:

From time to time, the Company has legal claims and lawsuits in connection with its ordinary business operations. The Company vigorously defends such claims. While the final outcome with respect to any actions or claims outstanding or pending as of  March 31, 2022 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things: the competition we expect to encounter as our business develops and competes in a broader range of Internet services; the Company's foreign currency requirements, specifically for the Canadian dollar; Platform Services, and fixed Internet access subscriber growth and retention rates; our belief regarding the underlying platform for our domain services, our expectation regarding the trend of sales of domain names and advertising; our expectations regarding portfolio revenue, our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds, our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; the impact of the COVID-19 pandemic on our business, operations and financial performance; and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

•	Our ability to collect anticipated payments from DISH in connection with the 10-year payment stream that is a function of the margin generated by the transferred subscribers over a 10-year period pursuant to the terms of the DISH Purchase Agreement;

•	Pending or new litigation; and

•	Factors set forth under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 1, 2022 (the “2021 Annual Report”).

As previously disclosed the under the caption “Item 1A Risk Factors” in our 2021 Annual Report, data protection regulations may impose legal obligations on us that we cannot meet or that conflict with our ICANN contractual requirements.

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

We accomplish this by reducing the complexity of our customers’ experience as they access the Internet (at home or on the go) and while using Internet services such as domain name registration, email and other Internet related services. During the first quarter of 2022, the Company completed a reorganization of its reporting structure into three operating and reportable segments: Fiber Internet Services, Platform Services and Domain Services. Previously, we disclosed the three operating and reportable segments: Fiber Internet Services, Mobile Services and Domain Services. The change to our reportable operating segments was the result of a shift in our business and management structures that was initiated in 2021 and completed during the first quarter of 2022. The operations supporting what was previously known as our Mobile Services segment have become increasingly operationally distinct between our mobile retail services and our platform services. Through the reorganization of our reporting structure, the Mobile Services segment was changed to the Platform Services segment, which no longer includes the 10-year payment stream on transferred legacy subscribers earned as part of the DISH Purchase Agreement as well as the retail sale of mobile phones, retail telephony services and transition services, all of which are not considered a part of our core business operations with the shift from Mobile Virtual Network Operator (MVNO) to Platform Service provider. The Platform Services segment includes our platform and professional services offerings (now branded as Wavelo), as well as the billing solutions to Internet services providers ("ISPs") (branded as Platypus), that was previously reported under the Fiber Internet Services segment. The Fiber Internet Services segment now only contains the operating results of our retail high speed Internet access operations, excluding the billing solutions moved to the new Platform Services segment. The product offerings included in the Domain Services segment remains unchanged. The three segments are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate.

Our management regularly reviews our operating results on a consolidated basis, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our management regularly reviews revenues, operating results and performance for each of our service offerings in order to gain more depth and understanding of the key business metrics driving our business. Commencing in the first quarter of 2022, our Chief Executive Officer (CEO), who is also our chief operating decision maker, reviewed the operating results of Fiber Internet Services, Platform Services and Domains Services as three distinct segments in order to make key operating decisions as well as evaluate segment performance. Accordingly, effective January 1, 2022 we report Fiber Internet Services, Platform Services and Domain Services revenue separately. The 10-year payment stream on transferred legacy subscribers as well as retail sale of mobile phones, retail telephony services and transition services will be excluded from segment EBITDA results as they are no longer centrally managed and not monitored by or reported to our CEO by segment.

For the three months ended March 31, 2022 and March 31, 2021, we reported revenue of $81.1 million and $70.9 million, respectively.

Fiber Internet Services

Fiber Internet Services, primarily branded as Ting Internet, Cedar, and Simply Bits includes the provision of fixed high-speed Internet access services to select towns throughout the United States, with further expansion underway to both new and existing markets. Our primary sales channel is through the Ting website. The primary focus of this segment is to provide reliable Gigabit Internet services to consumer and business customers. Revenues are all generated in the U.S. and are provided on a monthly basis and have no fixed contract terms.

Platform Services

Platform Services, primarily branded as Wavelo and Platypus includes the provision of full-service platforms and professional services providing a variety of solutions that support Communication Services providers ("CSPs"), including subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo's focus is to provide accessible telecom software to CSPs globally, minimizing network and technical barriers and improving internet access worldwide. Wavelo's suite of flexible, cloud-based software simplifies the management of mobile and internet network access, enabling CSPs to better utilize their existing infrastructure, focus on customer experience and scale their businesses faster. Wavelo launches as a proven asset for CSPs, with DISH using Wavelo’s Mobile Network Operating System ("MONOS") software to drive additional value within its Digital Operator Platform since early 2021. More recently, Ting Internet has also integrated Wavelo’s Internet Service Operating System ("ISOS") software to enable faster subscriber growth and footprint expansion. Wavelo revenues are all generated in the U.S. and our customer agreements have set contract lengths with the underlying CSP. Similarly, Platypus revenues are largely generated in the U.S., with a small portion earned in Canada and other countries.

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

Our primary distribution channel is a global network of approximately 35,000 resellers that operate in over 150 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence.  Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of generic top-level domain (“gTLD”) and the country code top-level domain options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface, easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Retail, primarily the Hover and eNom portfolio of websites, including eNom, and eNom Central, derive revenues from the sale of domain name registration, email services to individuals and small businesses. Retail also includes our Personal Names Service – based on over 36,000 surname domains – that allows roughly two-thirds of Americans to purchase a surname-based email address. The retail segment includes the sale of the rights to its portfolio of surname domains used in connection with our Realnames email service as well as our Exact Hosting Service, that provides Linux hosting services for websites of individuals and small businesses.

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

Ting Internet	March 31,
	2022	2021
	(in '000's)
Ting Internet accounts under management	28	17
Ting Internet owned infrastructure serviceable addresses	81	59
Ting Internet partner infrastructure serviceable addresses	17	12

Domain Services	For the Three Months Ended March 31,(1)
	2022	2021
	(in 000's)
Total new, renewed and transferred-in domain name transactions [2]	5,951	6,247
Domains under management

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.
(2)	Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

Domain Services	March 31,
	2022	2021
	(in 000's)
Registered using Registrar Accreditation belonging to the Tucows Group	18,651	19,787
Registered using Registrar Accreditation belonging to Resellers	6,369	5,996
Total domain names under management	25,020	25,783

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

Platform Services

Wavelo launches as a proven asset for CSPs, with DISH using Wavelo’s Mobile Network Operating System ("MONOS") software to drive additional value within its Digital Operator Platform since early 2021. More recently, Ting Internet has also integrated Wavelo’s ("ISOS") software to enable faster subscriber growth and footprint expansion. With our external platform and professional services revenues concentrated to one customer in DISH, we are exposed to significant risk if we are unable to maintain this customer relationship or establish new relationships for any our Platforms in the future. Additionally, our revenues as a platform provider are directly tied to the subscriber volumes of DISH's MVNO or Mobile Network Operator ("MNO") networks, so our profitability is contingent on the ability of DISH to continue to add subscribers onto our platforms.

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

Other opportunities, challenges and risks

As described above, the Company is entitled to a long-term payment stream that is a function of the margin generated by the transferred subscribers over the 10-year term of the DISH Purchase agreement. This consideration structure may not prove to be successful or profitable in the long-term to us if the existing subscriber base churns at an above average rate. Additionally, given DISH controls the revenues and costs incurred associated with the acquired subscribers, there could arise a situation where profitability for the subscriber base is diminished either by lower price points or cost inflation. As part of the transactions contemplated by the DISH Purchase agreement, the Company retained a small number of customer accounts associated with one MNO agreement that was not reassigned to DISH at time of sale. We continue to be subject to the minimum revenue commitments previously agreed to with this excluded MNO agreement. The Company is able to continue adding customers under the excluded MNO network in order to meet the commitment. However, with no direct ability to change customer pricing or renegotiate contract costs or terms, the Company may be unable to meet the minimum commitments with this MNO partner and could incur significant and recurring penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO. During the three months ended March 31, 2022, the Company has accrued for $0.3 million of penalties in connection with failing to meet the minimum commitments with the MNO partner, and expects to continue to incur penalties through Fiscal 2022 and thereafter until the contract is complete.

As of March 31, 2022, the Company had $207.9 million outstanding on its $240 million credit facility; the Second Amended 2019 Credit Facility (defined below) which matures in June 2023. The agreement governing our credit facility requires that the Company comply with certain financial covenants during the term of the agreement. Any breach in our financial covenants would result in a default, which in turn could result in the acceleration of our obligations under the credit facility. As at March 31, 2022 the Company was in compliance with all of its financial covenants under its credit facility. The Company is committed to compliance with all restrictions and actively monitors them, with compliance governing our approach to cash flow spending and forecasting. In response to the above, and in order to continue the Company’s planned expansion of the Ting Internet footprint, the Company has been actively exploring additional financing alternatives. The Company may be required to obtain additional financing, which may include either debt or equity financing, a partnership or collaboration arrangement with a third party or an amendment, replacement or refinancing its credit facility. We may not be able to secure additional financing on favorable terms, or at all, at the time when we need that funding, which could have a material adverse effect on the Company's prospects and results of operations in the future.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting estimates as previously disclosed in Part II, Item 7 of our 2021 Annual Report.

Current COVID-19 response and expected impacts

The ongoing global COVID-19 pandemic continues to characterize Fiscal 2022 thus far, however the financial and operational impacts from COVID-19 on our business have been limited. Over the last two years, we've monitored the situation and its impacts on our business but have ultimately seen trends stabilize, with continued recovery in U.S. markets due to large-scale vaccination programs. Management continues to assess the impact regularly but expects limited financial and operational impact through the upcoming fiscal year, should the COVID-19 pandemic persist. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak will not occur as evidenced by numerous variants of the virus emerging. Since the onset of this pandemic in 2020, all employees who could conceivably work from home were and continue to be encouraged to do so. Since then we have transitioned to defining ourselves as a remote-first organization, and for the small group of employees who are unable to work from home, including our order fulfillment and Fiber installation teams, many of whom work in the field, they are encouraged to practice social distancing and to continue to follow hygiene best practices and safety protocols as outlined by the Centers for Disease Control and Prevention in connection with the COVID-19 pandemic. In 2020, the Ting Internet team established an installation solution for our employees and customers that minimizes risks associated with person-to-person contact and they continue to effectively deploy this installation solution currently. We have also implemented a vaccination policy requiring those employees who work from a Company office, meet in person with customers or travel by plan or train for business purposes to be fully vaccinated.

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

RESULTS OF OPERATIONS FOR THE three months ended March 31, 2022 AS COMPARED TO THE three months ended March 31, 2021

NET REVENUES

Fiber Internet Services

Fiber Internet Services, primarily branded as Ting Internet, Cedar, and Simply Bits includes the provision of fixed high-speed Internet access services to select towns throughout the United States, with further expansion underway to both new and existing markets. Our primary sales channel is through the Ting website. The primary focus of this segment is to provide reliable Gigabit Internet services to consumer and business customers. Revenues are all generated in the U.S., have no fixed contract terms and are provided on a monthly basis, with unlimited bandwidth based on a fixed price.

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

Platform Services

Platform Services

Tucows' Platform Services include the following full-service platforms from Wavelo, including ISOS and the MONOS as well as our legacy Platypus Billing software. Under each of these platforms there are a variety of solutions that support CSPs, including subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo launches as a proven asset for CSPs, with DISH using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform since early 2021. More recently, Ting Internet has also integrated Wavelo’s ISOS software to enable faster subscriber growth and footprint expansion. Wavelo's customers are billed monthly, on a postpaid basis. The monthly fees are variable, based on the volume of their subscribers utilizing the platform during a given month, to which minimums may apply. Customers may also be billed fixed platform fees and granted fixed credits as part of the consideration for long-term contracts. Consideration received is allocated to platform services and professional services and recognized as each service obligation is fulfilled. Any fixed fees for Platform Services are recognized into revenue evenly over the service period, while variable usage fees are recognized each month as they are consumed. Professional services revenue is recognized as the hours of professional services granted to the customer are used or expire. When consideration for these platform services is received before the service is delivered, the revenue is initially deferred and recognized only as the Company performs its obligation to provide services. Likewise, if platform services are delivered before the Company has the unconditional right to invoice the customer, revenue is recognized as a Contract Asset.

Other Professional Services

This revenue stream includes any other professional services earned in connection with Tucows' new Wavelo business from the provision of standalone technology services development work. These are billed to our customers monthly at set and established rates for services provided in period. The Company recognizes revenue over this new revenue stream as the Company satisfies its obligations to provide professional services.

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

Retail

We derive revenues mainly from Hover and eNom’s retail properties through the sale of retail domain name registration and email services to individuals and small businesses. The retail segment also includes the sale of the rights to its portfolio of surname domains used in connection with our Realnames email service and Linux hosting services for websites through our Exact Hosting brand.

Corporate - Mobile Services and Eliminations

Although we still provide mobile telephony services to a small subset of customers retained through the Ting Mobile brand as part of the DISH Purchase Agreement executed in Fiscal 2020; this revenue stream no longer represents the Company's strategic focus going forward. Instead we have transitioned towards being a Platform Services provider for CSPs globally. Where these retail mobile services revenues were previously disclosed as part of a Mobile Services segment in the prior year, effective January 1, 2022 we have decided to exclude retail telephony services and transition services revenues from segment EBITDA results as they are no longer centrally managed and not monitored by or reported to our CEO by segment.

Ting Mobile wireless usage contracts grant customers access to standard talk, text and data mobile services. Ting Mobile contracts are billed based on the customer's selected rate plan, which can either be usage based or an unlimited plan. All rate plan options are charged to customers on a postpaid, monthly basis at the end of their billing cycle. All future revenues associated with Retail Mobile Services stream will only be for this subset of customers retained by the Company, as mentioned above. Ting Mobile services are primarily contracted through the Ting website, for one month at a time and contain no commitment to renew the contract following each customer's monthly billing cycle. The Company's billing cycle for all Ting Mobile customers is computed based on the customer's activation date. In order to recognize revenue as the Company satisfies its obligations, we compute the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. In addition, revenues associated with the sale of wireless devices and accessories are recognized when title and risk of loss is transferred to the customer and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

These Mobile Services revenue streams also includes transitional services provided to DISH. These are billed monthly at set and established rates for services provided in period and include the provision of sales, marketing, customer support, order fulfillment, and data analytics related to the legacy customer base sold to DISH. The Company recognizes revenue as the Company satisfies its obligations to provide professional services. The Company expects transitional services revenues to continue to decrease through the remainder of Fiscal 2022 and thereafter as services are established directly by DISH.

As a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to DISH, over a period of 10 years. This has been classified as Other Income and not considered revenue in the current period.

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2022	2021

Fiber Internet Services:
Fiber Internet Services	$9,788	$5,082

Platform Services:
Platform Services	6,097	638
Other Professional Services	750	-
Total Platform Services	6,847	638

Domain Services:
Wholesale
Domain Services	46,836	46,991
Value Added Services	5,649	5,080
Total Wholesale	52,485	52,071

Retail	9,061	9,154
Total Domain Services	61,546	61,225

Corporate:
Mobile services and eliminations	2,918	3,930

	$81,099	$70,875
Increase over prior period	$10,224
Increase - percentage	14%

The following table presents our revenues, by revenue source, as a percentage of total revenues (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2022	2021

Fiber Internet Services:
Fiber Internet Services	12%	7%

Platform Services:
Platform Services	8%	1%
Other Professional Services	1%	0%
Total Platform Services	9%	1%

Domain Services:
Wholesale
Domain Services	57%	66%
Value Added Services	7%	7%
Total Wholesale	64%	73%

Retail	11%	13%
Total Domain Services	75%	86%

Corporate:
Mobile services and eliminations	4%	6%

	100%	100%

Total net revenues for the three months ended March 31, 2022 increased by $10.2 million, or 14%, to $81.1 million from $70.9 million when compared to the three months ended March 31, 2021. The three-month increase in revenue was driven by Platform Services, as a result of increased MONOS platform revenues (both fixed and variable) fees earned from the migration of additional subscribers onto our new platform. Platform Services accounted for a $6.2 million increase to total revenues in the current period. This increase was furthered by Fiber Internet Services which had a revenue increase of $4.7 million in the current period from the attraction of additional customers to Ting Internet from the continued buildout of our Fiber network footprint across the United States. Additionally, Domain Services had a smaller revenue increase of $0.3 million, a result of increased expiry auction revenues and more broadly from the continued normalization of domain name registration growth and renewal rates from those observed as a result of the COVID-19 pandemic in prior years. The increases each of our segments experienced were partially offset by reduced revenues attributable to the Mobile Services provided to a small subset of customers retained as part of the DISH Purchase Agreement.

Deferred revenue at March 31, 2022 increased by $4.4 million to $152.2 million from $147.8 million at December 31, 2021. This increase was primarily driven by Domain Services, accounting for $4.2 million of the increase which is due to the increase in current period billings for domain name registrations and service renewals. Smaller increases followed from Platform Services and Fiber Internet Services at $0.1 million and $0.1 million, respectively. The deferred revenue associated with Platform Services is specifically related to increased Other Professional Services revenues for standalone technology services development work with DISH, which we defer until such time as that work is complete and we've satisfied our obligations to provide the professional services. The increase related to Fiber Internet Services is reflective of the continued growth in customer base and billings of that segment relative to December 31, 2021.

No customer accounted for more than 10% of total revenue during the three months ended March 31, 2022 or the three months ended March 31, 2021. DISH accounted for 46% of total accounts receivable as at March 31, 2022 and 46% of total accounts receivable as at December 31, 2021. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Fiber Internet Services

Revenues from Ting Internet and billing solutions generated $9.8 million in revenue during the three months ended March 31, 2022, up $4.7 million or 92% compared to the three months ended March 31, 2021. This growth is driven by subscriber growth across our Fiber network relative to the three months ended March 31, 2021, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States. Included in this current period increase is $2.3 million of revenues attributed to the prior period acquisition of Simply Bits, which closed in the fourth quarter of Fiscal 2021.

As of March 31, 2022, Ting Internet had access to 81,000 owned infrastructure serviceable addresses, 17,000 partner infrastructure serviceable addresses and 28,000 active subscribers under its management; compared to having access to 59,000 owned infrastructure serviceable addresses, 12,000 partner infrastructure serviceable addresses and 17,000 active subscribers under its management as of March 31, 2021. These figures include the increase in serviceable addresses and subscribers attributable to the acquisition of Cedar in January 2020, but exclude those of Simply Bits.

Platform Services

Platform Services

Net revenues from Platform Services for the three months ended March 31, 2022 increased by $5.5 million to $6.1 million as compared to the three months ended March 31, 2021. This is driven from increased MONOS platform revenues (both fixed and variable) fees earned from the migration of additional DISH subscribers, from their Boost Mobile brand onto our new platform. Our full-service platforms support CSPs with subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo launched as a proven asset for CSPs, with DISH using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform since early 2021. More recently, Ting Internet has also integrated Wavelo’s ISOS software to enable faster subscriber growth and footprint expansion. Any intercompany ISOS revenues earned from Ting Internet are eliminated upon consolidation.

Other Professional Services

Net revenues from Other Professional Services for the three months ended March 31, 2022 increased to $0.8 million. This increase was the result of completion of select standalone technology services development work in the current period, where three months ended March 31, 2021 did not have any revenues from comparable services.

Domain Services

Wholesale - Domain Services

During the three months ended March 31, 2022, Wholesale domain services revenue decreased by $0.2 million to $46.8 million, when compared to the three months ended March 31, 2021. Decreases from Wholesale domain registrations were driven from the continued normalization of domain name registration growth and renewal rates from those observed as a result of the COVID-19 pandemic in prior years.

Total domains that were managed under the OpenSRS, eNom, EPAG, and Ascio domain services decreased by 0.8 million domain names to 25.0 million as of March 31, 2022, when compared to 25.8 million at March 31, 2021. The decrease in domains under management came largely from eNom and the European brands, Ascio and EPAG.

Wholesale - Value Added Services

During the three months ended March 31, 2022, value-added services revenue increased by $0.5 million to $5.6 million compared to the three months ended March 31, 2021. The increase was primarily driven by increased expiry revenue of $0.7 million from the OpenSRS, eNom, Ascio brands and their respective domain expiry streams, and was partially offset by other small decreases in Digital Certificates, Email and Other revenues of $0.2 million.

Retail

During the three months ended March 31, 2022, retail domain services revenue decreased by $0.1 million or 1% to $9.1 million compared to the three months ended March 31, 2021. This was driven by decreased revenues related to retail domain name registrations of $0.4 million and partially offset by a one-time outsized domain name portfolio sales of $0.2 million and a small increase in Exact Hosting revenues of less than $0.1 million.

Corporate - Mobile Services and Eliminations

Net revenues from Retail Mobile Services for the three months ended March 31, 2022 decreased by $1.0 million or 26% to $2.9 million as compared to the three months ended March 31, 2021. This decrease was driven by decreased transitional services of $1.2 million, notably from a decreased level of customer support services provided to DISH in connection with the legacy Ting Mobile customer base. The Company expects transitional services revenues to continue to decrease through the remainder of Fiscal 2022 and thereafter as services are established directly by DISH. This decrease was partially offset by an increase in revenues of $0.4 million associated with the mobile telephony services and device revenues associated with the small group of customers retained by the Company as part of the DISH Purchase Agreement. Revenues increased as a result of the organic growth we experienced through Fiscal 2021, brought about by new unlimited usage rate plans introduced in late Fiscal 2020. Additionally, corporate eliminations increased as a result of the revenues associated with ISOS platform billing between Wavelo and Ting Internet, which began in Fiscal 2022.

COST OF REVENUES

Fiber Internet Services

Cost of revenues primarily includes the costs for provisioning high speed Internet access, which is comprised of network access fees paid to third-parties to use their network, leased circuit costs to directly support enterprise customers, the personnel and related expenses (net of capitalization) related to the physical planning, design, construction and build out of the physical Fiber network and as well as personnel and related expenses (net of capitalization) related to the installation, repair, maintenance and overall field service delivery of the Fiber business. Hardware costs include the cost of equipment sold to end customers, including routers, ONTs, and IPTV products, and any inventory adjustments on this inventory. Other costs include field vehicle expenses, and small sundry equipment and supplies consumed in building the Fiber network.

Platform Services

Platform Services

Cost of revenues, if any, to provide the MONOS, ISOS and Platypus Billing software services including network access, provisioning and billing services for CSPs. This includes the amortization of any capitalized contract fulfillment costs over the period consistent with the pattern of transferring network access, provisioning and billing services to which the cost relates. Additionally, this includes any fees paid to third-party service providers primarily for printing services in connection with the Platypus Billing system.

Other Professional Services

Cost of revenues to provide standalone technology services development work to our CSP customers to help support their businesses. This includes any personnel and contractor fees for any client service resources retained by the Company. Only a subset of the Company's employee base provides professional services to our customers. This cost reflects that group of resources.

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

Corporate - Mobile Services and Eliminations

Cost of revenues for Retail Mobile Services includes the costs of provisioning mobile services, which is primarily our customers' voice, messaging, data usage provided by our MNO partner, and the costs of providing mobile phone hardware, which is the cost of mobile phone devices and SIM cards sold to our customers, order fulfillment related expenses, and inventory write-downs. Included in the costs of provisioning mobile services is any penalties associated with the minimum commitments with our MNO partner.

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

The following table presents our cost of revenues, by revenue source:

	Three Months Ended March 31,
	2022	2021

Fiber Internet Services:
Fiber Internet Services	$4,038	$2,609

Platform Services:
Platform Services	185	85
Other Professional Services	776	-
Total Platform Services	961	85

Domain Services:
Wholesale
Domain Services	36,397	35,773
Value Added Services	656	599
Total Wholesale	37,053	36,372

Retail	4,759	4,401
Total Domain Services	41,812	40,773

Corporate:
Mobile services and eliminations	2,610	2,720

Network Expenses:
Network, other costs	4,180	3,238
Network, depreciation of property and equipment	5,895	3,638
Network, amortization of intangible assets	378	299
Network, impairment of property and equipment	27	60
Total Network Expenses	10,480	7,235

	$59,901	$53,422

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	For the Three Months Ended March 31,
	2022	2021

Fiber Internet Services:
Fiber Internet Services	7%	5%

Platform Services:
Platform Services	0%	0%
Other Professional Services	1%	0%
Total Platform Services	1%	0%

Domain Services:
Wholesale
Domain Services	61%	68%
Value Added Services	1%	1%
Total Wholesale	62%	69%

Retail	8%	8%
Total Domain Services	70%	77%

Corporate:
Mobile services and eliminations	4%	5%

Network Expenses:
Network, other costs	7%	6%
Network, depreciation of property and equipment	10%	7%
Network, amortization of intangible assets	1%	0%
Network, impairment of property and equipment	0%	0%
	18%	13%

	100%	100%

Total cost of revenues for the three months ended March 31, 2022, increased by $6.5 million, or 12%, to $59.9 million from $53.4 million in the three months ended March 31, 2021. The three-month increase in cost of revenues was driven by a $3.2 million increase in Network Expenses. The increase from Network Expenses is a result of the expansion of the Company’s increased network infrastructure associated with the continuing expansion of the Ting Internet network footprint and an increase in communication and productivity tool costs across our operating segments. Another contributing factor was a $1.4 million increase from the Fiber Internet Services segment. As discussed above in the Net Revenues section, our Fiber Internet Services segment has continued to add both serviceable addresses and active subscriptions relative to the three months ended March 31, 2021. Additionally, we experienced a $1.0 million increase from Domain Services, a $0.9 million increase from Platform Services, partially offset by $0.1 million decrease related to Mobile Services and eliminations. The increase in Domain Services was a result of prior period including significant registry rebates earned from the strong performance and additions to domains under management as a result of the COVID-19 pandemic during Fiscal 2020. The increase in Platform Services costs were driven by the completion of select standalone technology services development work for DISH in the current period.

Deferred costs of fulfillment as of March 31, 2022 increased by $2.0 million, or 2%, to $114.7 million from $112.7 million at December 31, 2021. This increase was primarily driven by Domain Services, accounting for $3.0 million of the increase which is due to the increase in current period deferred costs for domain name registrations and service renewals. This was partially offset by a decrease from Platform Services of $1.1 million. The deferred costs of fulfillment associated with Platform Services is specifically related to the completion of Other Professional Services discussed above for standalone technology services development work with DISH. As these professional services were completed, the deferred costs to fulfill those services were amortized into costs of revenues.

Fiber Internet Services

During the three months ended March 31, 2022, costs related to provisioning high speed Internet access and billing solutions increased $1.4 million or 54%, to $4.0 million as compared to $2.6 million during three months ended March 31, 2021. The increase in costs were primarily driven by increased direct costs, bandwidth and colocation costs related to the continued expansion of the Ting Fiber network. Although directionally aligned with the experienced growth in revenue over the same period, the outpaced increase in cost of revenues for Fiber Internet services is a result of the necessary upfront investment and expenditure needed to build out the network in advance of anticipated revenue growth in any particular location.

Platform Services

Platform Services

Cost of revenues from Platform Services for the three months ended March 31, 2022 increased to $0.2 million as compared to $0.1 million for the three months ended March 31, 2021. Costs incurred are driven by the amortization of previously capitalized costs incurred to fulfill the DISH Master Services Agreement ("MSA") over the term of the agreement. The continued incurrence of additional costs to fulfill the contract have resulted in increased amortization in the current period relative to the fixed term of the agreement.

Other Professional Services

Cost of revenues from Other Professional Services for the three months ended March 31, 2022 decreased to $0.8 million as compared to the three months ended March 31, 2021. Costs incurred represent the personnel and related expenses of employees and contractors providing professional services to DISH. The increase in Platform Services costs relative to the prior period was a result of the completion of select standalone technology services development work for DISH in the current period. No comparable costs were incurred in the prior period.

Domain Services

Wholesale - Domain Services

Costs for Wholesale domain services for the three months ended March 31, 2022 increased by $0.6 million to $36.4 million, when compared to the three months ended March 31, 2021. The increase in Domain Services cost of revenues was a result of the prior period including significant registry rebates earned from the strong performance and additions to domains under management as a result of the COVID-19 pandemic during Fiscal 2020. The current period saw continued normalization of domain name registration and renewal rates from the rates experienced at the beginning of the pandemic. As a result, no comparable material rebates were earned from registries in the current period.

Wholesale - Value-Added Services

Costs for wholesale value-added services for the three months ended March 31, 2022 increased by less than $0.1 million to $0.7 million, when compared to the three months ended March 31, 2021. This was driven by increases in Digital Certificates and expiry stream costs of less than $0.1 million during the three months ended March 31, 2021, offset by a small decrease in email services costs.

Retail

Costs for retail domain services for the three months ended March 31, 2022 increased by $0.4 million to $4.8 million, when compared to the three months ended March 31, 2021. This was driven by increased costs related to retail domain name registrations.

Corporate - Mobile Services and Eliminations

Cost of revenues from Retail Mobile Services for the three months ended March 31, 2022 decreased by $0.1 million or 4%, to $2.6 million from $2.7 million in the three months ended March 31, 2021. Consistent with the above discussion around net revenues, this was a driven by decreased transitional services costs of $1.1 million, notably from a decreased level of customer support services provided to DISH in connection with the legacy Ting Mobile customer base. The Company expects transitional services costs of revenues to continue to decrease through the remainder of Fiscal 2022 and thereafter as services are established directly by DISH. This decrease was partially offset by an increase in costs of revenues of $1.0 million associated with the mobile telephony services and device costs associated with the small group of customers retained by the Company as part of the DISH Purchase Agreement. Costs of revenues increased as a result of the organic growth of the customer base we experienced through Fiscal 2021, brought about by new unlimited usage rate plans introduced in late Fiscal 2020. Additionally, during the three months ended March 31, 2022, the Company accrued for $0.3 million of penalties in connection with failing to meet the minimum commitments with the MNO partner, and expects to continue to incur penalties through Fiscal 2022 and thereafter until the contract is complete.

Network Expenses

Network costs for the three months ended March 31, 2022 increased by $3.3 million to $10.5 million when compared to the three months ended March 31, 2021. The three-month increase was driven by increased depreciation and amortization of $2.3 million as a result of the Company's increased network infrastructure associated with the continuing expansion of the Ting Fiber footprint, followed by increased network costs of $0.9 million from Fiber Internet Services and Platform Services segments, as well as a small decrease in impairment of property plant and equipment of less than $0.1 million.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2022	2021
Sales and marketing	$11,987	$8,311
Increase over prior period	$3,676
Increase - percentage	44%
Percentage of net revenues	15%	12%

Sales and marketing expenses for the three months ended March 31, 2022 increased by $3.7 million, or 44%, to $12.0 million as compared to the three months ended March 31, 2021. This three-month increase primarily related to increased marketing related costs to drive active subscription growth given the increase in serviceable addresses available to our Fiber Internet Services segment. In addition to the increased spending on marketing related costs, both personnel and facility costs for our Ting Internet teams increased to support the expansion of our Ting Fiber internet footprint and workforce in select Ting towns across the United States. Another contributor to the increase in the current period was the investment in hiring additional personnel for Wavelo's product, customer success and support teams to support the launch of that business and it's go to market strategy.

TECHNICAL OPERATIONS AND DEVELOPMENT

Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings and the maintenance and upgrading of existing infrastructure. This includes expenses incurred in the research, design and development of technology that we use to register domain names, Platform Services, Fiber Internet Services, email, retail, domain portfolio and other Internet services, as well as to distribute our digital content services. All technical operations and development costs are expensed as incurred.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2022	2021
Technical operations and development	$3,765	$3,132
Increase over prior period	$633
Increase - percentage	20%
Percentage of net revenues	5%	4%

Technical operations and development expenses for the three months ended March 31, 2022 increased by $0.6 million, or 20%, to $3.8 million when compared to the three months ended March 31, 2021. The increase in costs relates primarily to increased spending on both personnel costs and external contractors to provide development resources to assist our internal shared services and engineering teams with development aspects of the MONOS and ISOS platforms.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2022	2021
General and administrative	$7,296	$4,953
Increase over prior period	$2,343
Increase - percentage	47%
Percentage of net revenues	9%	7%

General and administrative expenses for the three months ended March 31, 2022 increased by $2.3 million, or 47% to $7.3 million as compared to the three months ended March 31, 2021.  The increase was primarily driven by an increase in personnel costs driven by the growth of teams acquired as part of the Simply Bits acquisition. Another driver of the increase was the higher stock-based compensation expenses in order to attract, retain and scale core administrative teams to meet projected Company growth. Smaller contributors to the increase include professional fees and other miscellaneous expenses such as business taxes.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2022	2021
Depreciation of property and equipment	$148	$121
Increase over prior period	$27
Increase - percentage	22%
Percentage of net revenues	0%	0%

Depreciation costs remained flat for the three months ended March 31, 2022 at $0.1 million when compared to the three months ended March 31, 2021.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2022	2021
Amortization of intangible assets	$2,465	$2,320
Increase over prior period	$145
Increase - percentage	6%
Percentage of net revenues	3%	3%

Amortization of intangible assets for the three months ended March 31, 2022 increased by $0.1 million to $2.5 million as compared to the three months ended March 31, 2021. This increase was a result of the acquisition of Uniregistry assets in the fourth quarter of Fiscal 2021.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2022	2021
Loss (gain) on currency forward contracts	$-	$(253)
Increase over prior period	$253
Increase - percentage	100%
Percentage of net revenues	0%	0%

The Company recorded a net gain of nil on the change in fair value of outstanding contracts as well as realized on matured contracts during the three months ended March 31, 2022, compared to a net gain of $0.3 million during the three months ended March 31, 2021.

At March 31, 2022, our balance sheet reflects a derivative instrument asset of $1.8 million and a liability of nil as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2022	2021
Other income (expense), net	$2,906	$4,363
Increase over prior period	$(1,457)
Increase - percentage	(33)%
Percentage of net revenues	4%	6%

Other Income during the three months ended March 31, 2022 decreased by $1.5 million when compared to the three months ended March 31, 2021. This was partly due to higher interest incurred on our Second Amended 2019 Credit Facility (as defined below) with the majority of the borrowings used to support the current build-out of the Ting Internet fiber network, and previous loan balance obtained to fund the acquisition of eNom, Ascio, Cedar and Simply Bits. In addition to higher interest, the Company experienced a $0.6 million decrease in the gain on sale of Ting Customer Assets to DISH in the current period. As described above, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement, as form of consideration for the sale of the legacy customer relationships. The Company expects the gain on the sale of Ting Customer Assets to continue to decrease over the term of the payout as legacy customers naturally churn away from Ting Mobile.

INCOME TAXES

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2022	2021
Provision for income taxes	$1,078	$1,083
Decrease in provision over prior period	$(5)
Decrease - percentage	(0)%
Effective tax rate	(56)%	34%

Income tax expense remain consistent for the three months ended March 31, 2022 at $1.1 million when compared to the three months ended March 31, 2021. The change in effective tax rate is primarily due to a change in the geographical mix of income as we continue our expansion to Ting Internet in the U.S. and current tax on foreign earnings.

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

The following table reconciles adjusted EBITDA to net income:

Reconciliation of Adjusted EBITDA to Income before Provision for Income Taxes	Three Months Ended March 31,
(In Thousands of US Dollars)	2022	2021
(unaudited)	(unaudited)	(unaudited)

Adjusted EBITDA	$11,311	$12,724
Depreciation of property and equipment	6,043	3,759
Impairment and loss on disposition of property and equipment	412	60
Amortization of intangible assets	2,843	2,619
Interest expense, net	1,796	936
Accretion of contingent consideration	98	96
Stock-based compensation	1,391	1,022
Unrealized loss (gain) on change in fair value of forward contracts	-	166
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	53	67
Acquisition and other costs[1]	617	767

Income before provision for income taxes	$(1,942)	$3,232

[1]Acquisition and other costs represent transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses, primarily related to our acquisitions, including Simply Bits in November 2021. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments

Adjusted EBITDA decreased by $1.4 million to $11.3 million for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. The decrease in adjusted EBITDA from period-to-period was primarily driven by decreased contribution from Domain Services as we experience the continued normalization of domain registrations and renewal rates relative to growth experienced over the last fiscal years from the COVID-19 pandemic. In addition, adjusted EBITDA decreased due to the increased investment in our Fiber Internet segment for the ramp of expenditures related to the Fiber network build and expansion plan. These decreases were partially offset by increased contribution from Platform Services due to increased revenue growth in MONOS platform fees as additional DISH customers migrate to the platform.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The following table presents other comprehensive income for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2022	2021
Other comprehensive income (loss)	$1,034	$(466)
Increase over prior period	$1,500
Increase - percentage	(322)%
Percentage of net revenues	1%	(1)%

The impact of the fair value adjustments on outstanding hedged contracts for the three months ended March 31, 2022 was a gain in OCI before reclassifications of $1.0 million as compared to a gain in OCI of $0.4 million before reclassifications for the three months ended March 31, 2021.

The net amount reclassified to earnings during the three months ended March 31, 2022 was a gain of less than $0.1 million compared to a loss of $0.8 million during the three months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, our cash and cash equivalents balance decreased by $2.9 million when compared to December 31, 2021. Our principal uses of cash were $23.0 million for the continued investment in property and equipment driven by Ting Internet expansion, $2.0 million related to the contingent consideration related to the acquisition of Cedar, $0.2 million related to the payment of loan payable costs, and $0.1 million related to the acquisition of intangible assets. These uses of cash were partially offset by $16.5 million proceeds received from the drawdown of the Second Amended 2019 Credit Facility, $5.4 million from cash provided from operating activities and $0.5 million from the proceeds received on the exercise of stock options.

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

Second Amended 2019 Credit Facility

On October 26, 2021, the Company entered into a Second Amended and Restated Senior Secured Credit Agreement (the “Second Amended 2019 Credit Agreement”) with the Lenders and Toronto-Dominion Bank (collectively the “New Lenders”) to, among other things, increase the existing revolving credit facility from $180 million to $240 million. The Second Amended Credit Agreement provides the Company with access to an aggregate of $240 million in committed funds. Under the Second Amended Credit Agreement, the Company has agreed to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.50:1.00 until March 31, 2023 and 4.00:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. The Second Amended Credit Agreement also provides for two additional interest rate tiers if the Company exceeds a 3.50x Total Funded Debt to Adjusted EBITDA Ratio.

Cash Flow from Operating Activities

Net cash inflows from operating activities during the three months ended March 31, 2022 totaled $5.4 million, a decrease of 62% when compared to the three months ended March 31, 2021.

Net income, after adjusting for non-cash charges, during the three months ended March 31, 2022 was $6.6 million, a decrease of 31% when compared to the prior year. Net income included non-cash charges and recoveries of $9.6 million such as depreciation, amortization, stock-based compensation, loss (gain) on change in fair value of currency forward contracts, net right of use operating asset or liability, accretion of contingent consideration, amortization of debt discount and issuance costs, impairment of property and equipment, loss on disposal of domain names, net amortization of contract costs, excess tax benefits on stock-based compensation, and deferred income taxes (recovery). In addition, changes in our working capital used net cash of $1.2 million. Utilized cash of $9.4 million from the changes in contract assets, prepaid expenses and deposits, deferred costs of fulfillment, accounts receivable, customer deposits, inventory, and accreditation fees payable were offset by positive contributions of $8.2 million from movements in deferred revenue, accounts payable and accrued liabilities, as well as income taxes recoverable.

Cash Flow from Financing Activities

Net cash inflows from financing activities during the three months ended March 31, 2022 totaled $14.8 million, an increase of 100% when compared to the three months ended March 31, 2021. Total cash inflows were driven by $16.5 million of proceeds received from drawdown of the Credit Facility, as well as $0.5 million from proceeds received on exercise of stock options. These cash inflows were partially offset by $2.0 million related to the contingent consideration related to the acquisition of Cedar as well as $0.2 million related to the payment of loan payable costs.

Cash Flow from Investing Activities

Investing activities during the three months ended March 31, 2022 used net cash of $23.1 million, an increase of 64% when compared to the three months ended March 31, 2021. Cash outflows of $23.0 million related to the investment in property and equipment, primarily to support the continued expansion of our Ting Internet Fiber network footprints in California, Colorado, Idaho, North Carolina and Virginia as we seek to extend both our current network and expand to new markets. We expect our capital expenditures on building and expanding our fiber network to continue to increase during Fiscal 2022. In addition to investment in property and equipment, the current period used $0.1 million for the acquisition of other intangible assets.

Material Cash Requirements

In response to the significant operating and financial restrictions placed upon us under the Second Amended 2019 Credit Agreement, and in order to continue the Company’s planned expansion of the Ting Internet footprint, the Company has been actively exploring additional financing alternatives. The Company may be required to obtain additional financing, which may include an equity or debt issuance, a partnership or collaboration arrangement with a third party or an amendment, replacement or refinancing of its credit facility. We may not be able to secure additional financing on favorable terms, or at all, at the time when we need that funding. Failure to secure additional funding and expand our Ting Internet Fiber network footprint would have a material adverse effect on the Company's prospects and results of operations in the future. We currently have no commitments or agreements regarding the acquisition of other businesses. Any additional financing may be dilutive to existing investors.

In our 2021 Annual Report, we disclosed our material cash requirements. As of March 31, 2022, other than the items mentioned above, there have been no other material changes to our material cash requirements outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of March 31, 2022.

We are also subject to market risk exposure related to changes in interest rates under our Second Amended 2019 Credit Facility. In an effort to mitigate a portion of our market risk exposure the Company has entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to variable interest payments on the Second Amended 2019 Credit facility. The notional value of the swap at March 31, 2022 is $70 million, consistent with December 31, 2021.

Changes in interest rates will impact our borrowing cost. However, fluctuations in interest rates are beyond our control. We have entered into an interest rate swap as discussed above to mitigate risk on portions of our interest rate exposure. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

As of March 31, 2022, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset / (Liability)

April - June 2022	6,453	1.2801	163
July - September 2022	3,779	1.2801	95
October - December 2022	3,476	1.2801	86
	$13,708	1.2801	$344

As of March 31, 2022, the Company had $13.7 million of outstanding foreign exchange forward contracts which will convert to $17.5 million Canadian dollars. Of these contracts, $13.7 million met the requirements for hedge accounting. As of December 31, 2021, the Company held contracts in the amount of $25.2 million to trade U.S. dollars in exchange for $32.0 million Canadian dollars. Of these contracts, $25.2 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2022. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2022. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2022 of approximately $0.1 million, before the effects of hedging. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of March 31, 2022, we had an outstanding balance of $207.9 million on the Second Amended 2019 Credit Facility.  The Second Amended 2019 Credit Facility bears a base interest rate based on borrowing elections by the Company with a marginal rate calculated as a function of the Company's total Funded Debt to EBITDA plus the LIBOR rate. In May 2020, the Company entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to the variable interest payments on the Credit facility. The notional value of the interest rate swap was $70 million as of March 31, 2022, consistent with December 31, 2021. The Company does not use the interest rate swap for trading or speculative purposes. The contract is coterminous with the Credit facility, maturing in June 2023. As of March 31, 2022, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Second Amended 2019 Credit Facility by approximately $1.4 million, after the effects of hedging, assuming that the loan balance as of March 31, 2022 is outstanding for the entire period.

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

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)    Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2022, the Company announced that its Board approved a stock buyback program (the "2022 Buyback Program") to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 11, 2022 and will terminate on or before February 10, 2023. For the three months ended March 31, 2022, the Company did not repurchase any shares under the 2022 Buyback Program.

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

3.3	Amendment No. 1 to Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by Reference to Exhibit 3.3 filed with Tucows’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).
3.4#	Amending agreement No. 1 to the Second Amended and Restated Senior Secured Credit Agreement, dated March 31, 2022
31.1#	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification
31.2#	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification
32.1†	Chief Executive Officer's Section 1350 Certification †
32.2†	Chief Financial Officer's Section 1350 Certification †
101.INS#	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2022	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ DAVINDER SINGH
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)