Form 10-Q
period 2022-06-30
TUCOWS INC /PA/
filed 2022-08-09
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, there were 10,769,696 outstanding shares of common stock, no par value, of the registrant.

TUCOWS INC.

Form 10-Q Quarterly Report

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Tucows®, EPAG®, Hover®, OpenSRS®, Platypus®, Ting®, eNom®, Bulkregister®, Ascio®, Cedar®, Simply Bits®, Wavelo® and YummyNames® are registered trademarks of Tucows Inc. or its subsidiaries. Other service marks, trademarks and trade names of Tucows Inc. or its subsidiaries may be used in this Quarterly Report on Form 10-Q (this “Quarterly Report”). All other service marks, trademarks and trade names referred to in this Quarterly Report are the property of their respective owners. Solely for convenience, any trademarks referred to in this Quarterly Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we or the owner of such trademark, as applicable, will not assert, to the fullest extent under applicable law, our or its rights, or the right of the applicable licensor, to these trademarks.

PART I.    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	June 30,	December 31,
	2022	2021

Assets

Current assets:
Cash and cash equivalents	$6,510	$9,105
Accounts receivable, net of allowance for doubtful accounts of $693 as of June 30, 2022 and $541 as of December 31, 2021	13,526	14,579
Contract asset (note 10)	8,954	778
Inventory	4,796	3,277
Prepaid expenses and deposits	19,311	20,986
Derivative instrument asset, current portion (note 5)	2,014	299
Deferred costs of fulfillment, current portion (note 11)	95,959	94,506
Income taxes recoverable	2,274	3,474
Total current assets	153,344	147,004

Deferred costs of fulfillment, long-term portion (note 11)	17,882	18,205
Derivative instrument asset, long-term portion (note 5)	-	278
Investments	2,012	2,012
Deferred tax asset	17	22
Property and equipment	225,202	172,662
Right of use operating lease asset	19,453	17,515
Contract costs	1,551	1,079
Intangible assets (note 6)	44,838	50,409
Goodwill (note 6)	130,410	130,410
Total assets	$594,709	$539,596

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$28,179	$10,016
Accrued liabilities	17,685	15,240
Customer deposits	17,301	16,974
Derivative instrument liability, current portion (note 5)	38	125
Operating lease liability, current portion (note 12)	4,008	3,150
Loan payable, current portion (note 7)	226,448	-
Deferred revenue, current portion (note 10)	126,994	124,116
Accreditation fees payable, current portion	833	882
Income taxes payable	416	102
Other current liabilities	1,899	3,078
Total current liabilities	423,801	173,683

Deferred revenue, long-term portion (note 10)	23,188	23,677
Accreditation fees payable, long-term portion	150	170
Operating lease liability, long-term portion (note 12)	12,877	11,853
Loan payable, long-term portion (note 7)	-	190,748
Other long-term liability (note 4)	-	1,804
Deferred tax liability	21,193	22,569

Stockholders' equity (note 14)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 10,768,747 shares issued and outstanding as of June 30, 2022 and 10,747,417 shares issued and outstanding as of December 31, 2021	30,193	28,515
Additional paid-in capital	4,484	2,764
Retained earnings	77,325	83,470
Accumulated other comprehensive income (note 5)	1,498	343
Total stockholders' equity	113,500	115,092
Total liabilities and stockholders' equity	$594,709	$539,596

Contingencies (note 18)
Subsequent Events (Note 19)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Net revenues (note 10)	$83,084	$75,093	$164,183	$145,968

Cost of revenues (note 10)
Direct cost of revenues	49,300	49,133	98,721	95,320
Network, other costs	4,764	3,612	8,944	6,850
Network, depreciation of property and equipment	6,589	4,084	12,484	7,722
Network, amortization of intangible assets (note 6)	378	24	756	323
Network, impairment of property and equipment	-	1	27	61
Total cost of revenues	61,031	56,854	120,932	110,276

Gross profit	22,053	18,239	43,251	35,692

Expenses:
Sales and marketing	13,503	9,376	25,490	17,687
Technical operations and development	3,465	3,170	7,230	6,302
General and administrative	6,814	5,210	14,110	10,163
Depreciation of property and equipment	146	127	294	248
Loss on disposition of property and equipment	95	5	480	5
Amortization of intangible assets (note 6)	2,465	2,322	4,930	4,642
Loss (gain) on currency forward contracts (note 5)	-	63	-	(190)
Total expenses	26,488	20,273	52,534	38,857

Income (Loss) from operations	(4,435)	(2,034)	(9,283)	(3,165)

Other income (expenses):
Interest expense, net	(2,422)	(1,003)	(4,217)	(1,939)
Gain on sale of Ting customer assets, net (note 17)	4,520	4,808	9,272	10,203
Other expense, net	(50)	(83)	(100)	(179)
Total other income (expenses)	2,048	3,722	4,955	8,085

Income (Loss) before provision for income taxes	(2,387)	1,688	(4,328)	4,920

Provision for income taxes (note 8)	738	(119)	1,817	964

Net income for the period	(3,125)	1,807	(6,145)	3,956

Other comprehensive income, net of tax
Unrealized income (loss) on hedging activities (note 5)	195	248	1,163	616
Net amount reclassified to earnings (note 5)	(74)	(1,021)	(8)	(1,855)
Other comprehensive income net of tax expense (recovery) of $40 and ($235) for the three months ended June 30, 2022 and June 30, 2021, $369 and ($375) for the six months ended June 30, 2022 and June 30, 2021 (note 5)	121	(773)	1,155	(1,239)

Comprehensive income, net of tax for the period	$(3,004)	$1,034	$(4,990)	$2,717

Basic earnings per common share (note 9)	$(0.29)	$0.17	$(0.57)	$0.37

Shares used in computing basic earnings per common share (note 9)	10,765,595	10,633,601	10,758,691	10,625,748

Diluted earnings per common share (note 9)	$(0.29)	$0.17	$(0.57)	$0.37

Shares used in computing diluted earnings per common share (note 9)	10,765,595	10,797,921	10,758,691	10,794,523

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cash provided by:
Operating activities:
Net income for the period	$(3,125)	$1,807	$(6,145)	$3,956
Items not involving cash:
Depreciation of property and equipment	6,735	4,211	12,778	7,970
Impairment of property and equipment	-	1	27	61
Amortization of debt discount and issuance costs	147	67	267	134
Amortization of intangible assets	2,843	2,346	5,686	4,965
Net amortization contract costs	(245)	(248)	(472)	(255)
Accretion of contingent consideration	50	95	148	191
Deferred income taxes (recovery)	(1,053)	(660)	(1,739)	(880)
Excess tax benefits on share-based compensation expense	(4)	(372)	(55)	(544)
Net Right of use operating assets/Operating lease liability	(115)	174	(56)	229
Loss on disposal of domain names	-	-	2	1
Loss (gain) on change in the fair value of forward contracts	-	191	-	357
Stock-based compensation	1,436	1,209	2,828	2,231
Change in non-cash operating working capital:
Accounts receivable	2,865	1,057	1,053	729
Contract assets	(5,671)	-	(8,176)	-
Inventory	(1,238)	(519)	(1,519)	(961)
Prepaid expenses and deposits	3,910	(5,058)	1,675	(2,792)
Deferred costs of fulfillment	819	539	(1,130)	(3,572)
Income taxes recoverable	1,086	(2,345)	1,568	(3,034)
Accounts payable	3,891	568	6,158	2,019
Accrued liabilities	1,334	2,975	2,444	3,768
Customer deposits	950	285	327	410
Deferred revenue	(1,984)	(2,734)	2,384	2,615
Accreditation fees payable	(55)	(71)	(69)	6
Net cash provided by operating activities	12,576	3,518	17,983	17,604

Financing activities:
Proceeds received on exercise of stock options	56	1,247	570	1,476
Payment of tax obligations resulting from net exercise of stock options	-	(80)	-	(298)
Contingent consideration for acquisitions	(1,125)	-	(3,125)	-
Proceeds received on loan payable	19,200	18,000	35,700	18,000
Payment of loan payable costs	(88)	(1)	(265)	(1)
Net cash (used in) provided by financing activities	18,043	19,166	32,881	19,177

Investing activities:
Additions to property and equipment	(30,288)	(21,661)	(53,342)	(35,605)
Investment in securities	-	(2,012)	-	(2,012)
Acquisition of intangible assets	(22)	(63)	(117)	(217)
Net cash used in investing activities	(30,310)	(23,736)	(53,459)	(37,834)

Increase (decrease) in cash and cash equivalents	309	(1,052)	(2,595)	(1,053)

Cash and cash equivalents, beginning of period	6,201	8,310	9,105	8,311
Cash and cash equivalents, end of period	$6,510	$7,258	$6,510	$7,258

Supplemental cash flow information:
Interest paid	$2,351	$995	$4,033	$1,940
Income taxes paid, net	$1,391	$3,415	$2,287	$5,796
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$12,102	$212	$12,102	$212

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

2. Basis of Presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at  June 30, 2022 and the results of operations and cash flows for the interim periods ended June 30, 2022 and 2021. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. Other than the exception noted below, these interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in Tucows' 2021 Annual Report on Form 10-K filed with the SEC on March 1, 2022 (the “2021 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three and six months ended June 30, 2022 as compared to the significant accounting policies and estimates described in our 2021 Annual Report, except as described in Note 13 - Segment Reporting.

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
3.

Modifications of contracts do not require an entity to reassess its original conclusion about whether that contract contains an embedded derivative that is clearly and closely related to the economic characteristics and risks of the host contract under Subtopic 815-15, Derivatives and Hedging— Embedded Derivatives

The amendments in ASU 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. As of June 30, 2022, the Company was currently charged interest and standby fees associated with its Second Amended 2019 Credit Facility (as defined below) based on LIBOR which are partially hedged by interest rate swaps, which are also based on LIBOR. The Third Amended and Restated Senior Secured Credit Agreement amended the Second Amended 2019 Credit Facility to, among other things, transition from LIBOR to SOFR, as more fully described in Note 19(b) - Subsequent events. The interest rate swaps reflect the alternative reference rate is chosen, and we may adopt some of the practical expedients provided by ASU 2020-04.

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

The Company does not use hedging forward contracts for trading or speculative purposes. The foreign exchange contracts typically mature between one and twelve months, and the interest rate swap matures in June 2023.

The Company has designated certain of these foreign exchange transactions as cash flow hedges of forecasted transactions under ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASC Topic 815”). For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. The Company has also designated the interest rate swap as a cash flow hedge of expected future interest payments. Accordingly, for the foreign exchange and interest rate swap contracts, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income and reclassified to earnings when the hedged transaction is recognized in earnings. Cash flows from hedging activities are classified under the same category as the cash flows from the hedged items in the consolidated statements of cash flows. The fair value of the contracts, as of  June 30, 2022 and December 31, 2021, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of June 30, 2022, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $30.9 million, of which $30.9 million met the requirements of ASC Topic 815 and were designated as hedges.

As of December 31, 2021, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $25.2 million, of which $25.2 million met the requirements of ASC Topic 815 and were designated as hedges.

As of June 30, 2022, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset

July - September 2022	$16,029	1.2903	$41
October - December 2022	14,897	1.2906	45
	$30,926	1.2904	$86

As of June 30, 2022 and December 31, 2021, the notional amount of the Company's interest rate swap designated as a cash flow hedge was $70 million.

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of June 30, 2022 Fair Value Asset	As of December 31, 2021 Fair Value Asset
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$86	$62
Interest rate swap contract designated as a cash flow hedge (net)	Derivative instruments	1,890	390
Total foreign currency and interest swap forward contracts (net)	Derivative instruments	$1,976	$452

Movement in accumulated other comprehensive income (AOCI) balance for the three months ended June 30, 2022 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - March 31, 2022	$1,813	$(436)	$1,377
Other comprehensive income (loss) before reclassifications	259	(64)	195
Amount reclassified from AOCI	(98)	24	(74)
Other comprehensive income (loss) for the three months ended June 30, 2022	161	(40)	121

Ending AOCI Balance - June 30, 2022	$1,974	$(476)	$1,498

Movement in accumulated other comprehensive income (AOCI) balance for the six months ended June 30, 2022 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2021	$450	$(107)	$343
Other comprehensive income (loss) before reclassifications	1,534	(371)	1,163
Amount reclassified from AOCI	(10)	2	(8)
Other comprehensive income (loss) for the six months ended June 30, 2022	1,524	(369)	1,155

Ending AOCI Balance - June 30, 2022	$1,974	$(476)	$1,498

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended June 30, 2022 and 2021 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$10
Foreign currency forward contracts for the three months ended June 30, 2022	$(187)	Cost of revenues	$2

Interest rate swap contract for the three months ended June 30, 2022	$382	Interest expense, net	$86

		Operating expenses	$1,088
Foreign currency forward contracts for the three months ended June 30, 2021	$275	Cost of revenues	$268

Interest rate swap contract for the three months ended June 30, 2021	$(27)	Interest expense, net	$(26)

Effects of derivative instruments on income and other comprehensive income (OCI) for the six months ended June 30, 2022 and 2021 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(49)
Foreign currency forward contracts for the six months ended June 30, 2022	$(275)	Cost of revenues	$(10)

Interest rate swap contract for the six months ended June 30, 2022	$1,438	Interest expense, net	$69

		Operating expenses	$2,037
Foreign currency forward contracts for the six months ended June 30, 2021	$509	Cost of revenues	$424

Interest rate swap contract for the six months ended June 30, 2021	$107	Interest expense, net	$(45)

In addition to the above, for those foreign currency forward contracts not designated as hedges, the Company recorded the following fair value adjustments on settled and outstanding contracts (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
Forward currency contracts not designated as hedges:	2022	2021	2022	2021
Gain (loss) on settlement	$-	$129	$-	$549
Gain (loss) on change in fair value	-	(192)	-	(359)
	$-	$(63)	$-	$190

6. Goodwill and Other Intangible Assets

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance is $130.4 million as of  June 30, 2022 and $130.4 million as of December 31, 2021. The Company's goodwill relates 83% ($107.7 million) to its Domain Services operating segment, 17% ($22.7 million) to its Fiber Internet Services operating segment and nil to its Platform Services operating segment.

Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present. No impairment was recognized during the three and six months ended June 30, 2022 and 2021.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended  June 30, 2022 and June 30, 2021, the Company assessed that all domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should be renewed.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years.

Net book value of acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, March 31, 2022	$11,156	$1,133	$4,492	$26,584	$3,237	$1,057	$47,659
Acquisition of customer relationships	-	-	-	22	-	-	22
Amortization expense	-	-	(518)	(2,145)	(155)	(25)	(2,843)
Balances, June 30, 2022	$11,156	$1,133	$3,974	$24,461	$3,082	$1,032	$44,838

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, December 31, 2021	$11,156	$1,135	$5,010	$28,634	$3,392	$1,082	$50,409
Acquisition of customer relationships	-	-	-	117	-	-	117
Additions to/(disposals from) domain portfolio, net	-	(2)	-	-	-	-	(2)
Amortization expense	-	-	(1,036)	(4,290)	(310)	(50)	(5,686)
Balances, June 30, 2022	$11,156	$1,133	$3,974	$24,461	$3,082	$1,032	$44,838

The following table shows the estimated amortization expense for each of the next 5 years, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
Remainder of 2022	$5,480
2023	10,131
2024	6,544
2025	4,395
2026	2,666
Thereafter	3,333
Total	$32,549

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

In connection with the Second Amended 2019 Credit Facility, the Company incurred $0.3 million of fees related to the debt issuance, which have been reflected as a reduction to the carrying amount of the loan payable and will be amortized over the term of the credit facility agreement. On August 8, 2022 the Company entered into the Series A Preferred Unit Purchase Agreement as more fully described in Note 19(a) - Subsequent events, as well as the Third Amended and Restated Senior Secured Credit Agreement as more fully described in Note 19(b) - Subsequent events.

Credit Facility Terms

The Second Amended 2019 Credit Facility is revolving with interest only payments with no scheduled repayments during the term.

The Second Amended 2019 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The Second Amended 2019 Credit Facility was amended in June 2022 which requires the Company to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.50:1.00 until  June 28, 2022; (ii) 5.00:1:00 June 29, 2022 to August 31, 2022; (iii) 4.50:1.00 from September 1, 2022 to March 30, 2023; and (iv) 4.00:1.00 from and after March 31, 2023; and (v) minimum Interest Coverage Ratio of 3.00:1.00. During the three and six months ended June 30, 2022, and the three and six months ended June 30, 2021 the Company was in compliance with these covenants. The Second Amended 2019 Credit Facility agreement definition of Adjusted EBITDA which is used to calculate the Company's compliance with covenants was amended in March of 2022 to align to the definition of Adjusted EBITDA used in Note 13 – Segment Accounting

Borrowings under the Second Amended 2019 Credit Facility will accrue interest and standby fees based on the Company’s Total Funded Debt to Adjusted EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:
Availment type or fee	Less than 2.00	Greater than or equal to 2.00 and less than 2.50	Greater than or equal to 2.50 and less than 3.00	Greater than or equal to 3.00 and less than 3.50	Greater than or equal to 3.50 and less than 4.00	Greater than or equal to 4.00
Canadian dollar borrowings based on Bankers’ Acceptance or U.S. dollar borrowings based on LIBOR (Margin)	1.75%	2.25%	2.50%	2.75%	3.00%	3.25%
Canadian or U.S. dollar borrowings based on Prime Rate or U.S. dollar borrowings based on Base Rate (Margin)	0.50%	1.00%	1.25%	1.50%	1.75%	2.00%
Standby fees	0.35%	0.45%	0.50%	0.55%	0.60%	0.65%

The following table summarizes the Company’s borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	June 30, 2022	December 31, 2021

Revolver	$227,100	$191,400
Less: unamortized debt discount and issuance costs	(652)	(652)
Total loan payable	226,448	190,748
Less: loan payable, current portion	226,448	-
Loan payable, long-term portion	$-	$190,748

The following table summarizes our scheduled principal repayments as of  June 30, 2022 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2022	$-
2023	227,100
$227,100

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

For the three and six months ended June 30, 2022, the Company recorded an income tax expense of$0.7 million and $1.8 million respectively, on net loss before income taxes of $2.4 million and $4.3 million respectively, using an estimated effective tax rate for the fiscal year ending December 31, 2022.  Our effective tax rates for the three and six months ended June 30, 2022 differ from the U.S. federal statutory rate primarily due to changes in valuation allowance on foreign tax credit, state tax expense and the impact of foreign earnings.

Comparatively, for the three months ended June 30, 2021, the Company recorded an income tax recovery of $0.1 million on net income before income taxes of $1.7 million, using an estimated effective tax rate for the fiscal year ending December 31, 2021 (“Fiscal 2021”).  Our income tax recovery includes a $0.5 million tax recovery related to discrete adjustments resulting from foreign exchange and mark-to-market adjustments as well as the inclusion of a $0.4 million tax recovery related to ASU No. 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense (recovery).

Comparatively, for the six months ended June 30, 2021, the Company recorded an income tax expense of $1.0 million on income before income taxes of $4.9 million, using an estimated effective tax rate for Fiscal 2021.  Our income tax expense includes a $0.8 million tax recovery related to discrete adjustments resulting from foreign exchange and mark-to-market adjustments as well as the inclusion of a $0.2 million tax recovery related to ASU No. 2016-09.

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

9. Basic and Diluted Earnings per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of US dollars, except for share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Numerator for basic and diluted earnings per common share:
Net income for the period	$(3,125)	$1,807	$(6,145)	$3,956

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,765,595	10,633,601	10,758,691	10,625,748
Effect of outstanding stock options	-	164,320	-	168,775
Diluted weighted average number of shares outstanding	10,765,595	10,797,921	10,758,691	10,794,523

Basic earnings per common share	$(0.29)	$0.17	$(0.57)	$0.37

Diluted earnings per common share	$(0.29)	$0.17	$(0.57)	$0.37

For the three and six months ended June 30, 2022 the Company recorded a net loss, thus all outstanding options were considered anti-dilutive and excluded from the computation of diluted income per common share.

For the three months ended June 30, 2021  options to purchase 43,445 common shares were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares for the period.

For the six months ended June 30, 2021, options to purchase 42,752 common shares were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares for the period.

10. Revenue:

Significant accounting policy

The Company’s revenues are derived from (a) the provisioning of retail fiber Internet services in our Fiber Internet Services segment, (b) the CSP solutions and professional services in our Platform Services segment; and from (c) domain name registration contracts, other domain related value-added services, domain sale contracts, and other advertising revenue in our Domain Services segment. Certain revenues are disclosed under the Corporate category as they are considered non-core business activities including Mobile Retail Services, Transition Services Agreement ("TSA") revenue and eliminations of intercompany revenue. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as deferred revenue. All products are generally sold without the right of return or refund.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fiber Internet Services:
Fiber Internet Services	$10,221	$5,548	$20,009	$10,630

Platform Services:
Platform Services	7,970	2,734	14,067	3,372
Other Professional Services	1,000	-	1,750	-
Total Platform Services	8,970	2,734	15,817	3,372

Domain Services:
Wholesale
Domain Services	46,979	47,883	93,815	94,874
Value Added Services	5,597	5,482	11,246	10,562
Total Wholesale	52,576	53,365	105,061	105,436

Retail	8,487	8,897	17,548	18,050
Total Domain Services	61,063	62,262	122,609	123,486

Corporate:
Mobile services and eliminations	2,830	4,549	5,748	8,480

	$83,084	$75,093	$164,183	$145,968

During the three and six months ended June 30, 2022 one customer accounted for 11% and 10% of total revenue, respectively. During the three and six months ended June 30, 2021 no one customer accounted for more than 10% of total revenue.

At June 30, 2022, one customer represented 34% of accounts receivables.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Fiber Internet Services:
Fiber Internet Services	$4,417	$3,006	$8,455	$5,614

Platform Services:
Platform Services	202	113	387	198
Other Professional Services	856	-	1,632	-
Total Platform Services	1,058	113	2,019	198

Domain Services:
Wholesale
Domain Services	36,938	37,707	73,335	73,483
Value Added Services	643	583	1,299	1,180
Total Wholesale	37,581	38,290	74,634	74,663

Retail	3,519	4,497	8,278	8,898
Total Domain Services	41,100	42,787	82,912	83,561

Corporate:
Mobile services and eliminations	2,725	3,227	5,335	5,947

Network Expenses:
Network, other costs	4,764	3,612	8,944	6,850
Network, depreciation of property and equipment	6,589	4,084	12,484	7,722
Network, amortization of intangible assets	378	24	756	323
Network, impairment of property and equipment	-	1	27	61
	11,731	7,721	22,211	14,956

	$61,031	$56,854	$120,932	$110,276
Increase over prior period	$4,177		$10,656
Increase - percentage	7%		10%

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

Significant changes in deferred revenue for the six months ended June 30, 2022 were as follows (Dollar amounts in thousands of U.S. dollars):

Deferred revenue:

June 30, 2022

Balance, beginning of period	$147,793
Deferred revenue	121,497
Recognized revenue	(119,108)
Balance, end of period	$150,182

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

Contract assets:

June 30, 2022

Balance, beginning of period	$778
Consideration recognized as revenue	13,216
Transferred to receivables	(5,040)
Balance, end of period	$8,954

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

11. Costs to obtain and fulfill a Contract

Deferred costs of fulfillment

Deferred costs to fulfill contracts primarily consist of domain registration costs which have been paid to a domain registry, and are capitalized as deferred costs of fulfillment. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. The Company also defers certain technology design and data migration costs it incurs to fulfil its performance obligations contained in our platform services arrangements. For the six months ended June 30, 2022, the Company deferred $87.2 million and amortized $86.1 million of contract costs. There was no impairment loss recognized in relation to the costs capitalized during the six months ended June 30, 2022. Amortization expense of deferred costs is included in cost of revenue.

The breakdown of the movement in the deferred costs of fulfillment balance for the six months ended June 30, 2022 is as follows (Dollar amounts in thousands of U.S. dollars).

June 30, 2022

Balance, beginning of period	$112,711
Deferral of costs	87,248
Recognized costs	(86,118)
Balance, end of period	$113,841

12. Leases

We lease datacenters, corporate offices and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating Lease Cost (leases with a total term greater than 12 months)	$967	$603	$1,815	$1,138
Short-term Lease Cost (leases with a total term of 12 months or less)	36	33	47	83
Variable Lease Cost	154	66	257	242
Total Lease Cost	$1,157	$702	$2,119	$1,463

Lease Cost is presented in general and administrative expenses and network expenses within our consolidated statements of operations and comprehensive income.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Supplemental cashflow information:	2022	2021	2022	2021
Operating Lease - Operating Cash Flows (Fixed Payments)	$938	$560	$1,874	$1,112
Operating Lease - Operating Cash Flows (Liability Reduction)	$833	$476	$1,665	$948
New ROU Assets - Operating Leases	$2,167	$1,169	$3,545	$2,563

Supplemental balance sheet information related to leases:	June 30, 2022	December 31, 2021
Weighted Average Discount Rate	3.26%	3.09%
Weighted Average Remaining Lease Term	6.85 yrs	7.74 yrs

Maturity of lease liability as of  June 30, 2022 (Dollar amounts in thousands of U.S. dollars):

June 30, 2022
Remaining of 2022	$2,196
2023	4,449
2024	3,554
2025	2,491
2026	1,670
Thereafter	4,247
Total future lease payments	18,607
Less imputed interest	1,722
Total	$16,885

Operating lease payments include payments under the non-cancellable term, without any additional amounts related to options to extend lease terms that are reasonably certain of being exercised.

As of June 30, 2022, we have not entered into lease agreements that have not yet commenced.

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

Key measure of segment performance:

The CEO, as the chief operating decision maker, regularly reviews the operations and performance by segment. The CEO reviews segment revenue, gross margin and adjusted EBITDA (as defined below) as (i) key measures of performance for each segment and (ii) to make decisions about the allocation of resources.   Sales and marketing expenses, technical operations and development expenses, general and administrative expenses, depreciation of property and equipment, amortization of intangibles assets, impairment of indefinite life intangible assets, gain on currency forward contracts and other expense net are organized along functional lines and are not included in the measurement of segment profitability. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the CEO. The Company follows the same accounting policies and methods of application as described in the "2021 Annual Report" for the segments as those described in “Note 10 – Revenue”.

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

The Company believes that both segment gross margin and adjusted EBITDA measures are important indicators of the operational strength and performance of its segments, by identifying those items that are not directly a reflection of each segment’s performance or indicative of ongoing operational and profitability trends.  Segment gross margin and segment adjusted EBITDA both exclude depreciation of property and equipment, amortization of intangibles assets, impairment of indefinite life intangible assets that are included in the measurement of income before provision for income taxes pursuant to generally accepted accounting principles ("GAAP").  Accordingly, adjusted EBITDA should be considered in addition to, but not as a substitute for net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the CEO. The Company follows the same accounting policies and methods of application as described in the "2021 Annual Report" for the segments as those described in “Note 10 – Revenue”.

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in “Note 10 – Revenue”), which is regularly reported to the chief operating decision maker, and the reconciliations thereof to our income before taxes, are set out in the following tables (Dollar amounts in thousands of US dollars):

Reconciliation of Adjusted EBITDA to Income before Provision for Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands of US Dollars)	2022	2021	2022	2021
(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Adjusted EBITDA	$11,700	$11,158	$23,012	$23,881
Depreciation of property and equipment	6,735	4,211	12,778	7,970
Impairment and loss on disposition of property and equipment	95	6	507	66
Amortization of intangible assets	2,843	2,346	5,686	4,965
Interest expense, net	2,422	1,003	4,217	1,939
Accretion of contingent consideration	50	95	148	191
Stock-based compensation	1,436	1,209	2,828	2,231
Unrealized loss (gain) on change in fair value of forward contracts	-	191	-	357
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	46	42	100	106
Acquisition and other costs[1]	460	367	1,076	1,136

Income before provision for income taxes	$(2,387)	$1,688	$(4,328)	$4,920

1 Acquisition and other costs represent transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses, primarily related to our acquisitions, including Simply Bits in November 2021. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

	Fiber Internet Services	Platform Services	Domain Services	Corporate	Consolidated Totals
For the Three Months Ended June 30, 2022

Net Revenues	$10,221	$8,970	$61,063	$2,830	$83,084
Direct cost of revenues	4,417	1,058	41,100	2,725	49,300
Segment Gross Margin	5,804	7,912	19,963	105	33,784

Adjusted EBITDA	$(6,185)	$3,872	$12,107	$1,906	$11,700

	Fiber Internet Services	Platform Services	Domain Services	Corporate	Consolidated Totals
For the Three Months Ended June 30, 2021

Net Revenues	$5,548	$2,734	$62,262	$4,549	$75,093
Direct cost of revenues	3,006	113	42,787	3,227	49,133
Segment Gross Margin	2,542	2,621	19,475	1,322	25,960

Adjusted EBITDA	$(4,590)	$724	$12,122	$2,902	$11,158

	Fiber Internet Services	Platform Services	Domain Services	Corporate	Consolidated Totals
For the Six Months Ended June 30, 2022

Net Revenues	$20,009	$15,817	$122,609	$5,748	$164,183
Direct cost of revenues	8,455	2,019	82,912	5,335	98,721
Segment Gross Margin	11,554	13,798	39,697	413	65,462

Adjusted EBITDA	$(10,505)	$5,919	$23,881	$3,717	$23,012

	Fiber Internet Services	Platform Services	Domain Services	Corporate	Consolidated Totals
For the Six Months Ended June 30, 2021

Net Revenues	$10,630	$3,372	$123,486	$8,480	$145,968
Direct cost of revenues	5,613	198	83,561	5,948	95,320
Segment Gross Margin	5,017	3,174	39,925	2,532	50,648

Adjusted EBITDA	$(8,517)	$(356)	$25,318	$7,436	$23,881

(b)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of US dollars):

	June 30, 2022	December 31, 2021

Canada	$1,523	$1,994
United States	223,642	170,630
Europe	37	38
	$225,202	$172,662

(c)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of US dollars):

	June 30, 2022	December 31, 2021

Canada	$3,512	$1,386
United States	29,037	36,732
	$32,549	$38,118

(d)           Valuation and qualifying accounts (Dollar amounts in thousands of US dollars):

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period

Six Months Ended June 30, 2022	$541	$152	$-	$693
Twelve months ended December 31, 2021	$222	$319	$-	$541

14. Stockholders' Equity:

The following table summarizes stockholders' equity transactions for the three-month period ended (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained	comprehensive	stockholders'
	Number	Amount	capital	earnings	income (loss)	equity

Balances, March 31, 2022	10,762,581	$29,655	$3,530	$80,450	$1,377	$115,012

Exercise of stock options	975	76	(20)	-	-	56
Stock-based compensation	5,191	462	974	-	-	1,436
Net income	-	-	-	(3,125)	-	(3,125)
Other comprehensive income (loss)	-	-	-	-	121	121
Balances, June 30, 2022	10,768,747	$30,193	$4,484	$77,325	$1,498	$113,500

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained	comprehensive	stockholders'
	Number	Amount	capital	earnings	income (loss)	equity

Balances, December 31, 2021	10,747,417	$28,515	$2,764	$83,470	$343	$115,092

Exercise of stock options	12,567	832	(262)	-	-	570
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(1,860)	-	-	-	-	-
Repurchase and retirement of shares	-	-	-	-	-	-
Stock-based compensation	10,623	846	1,982	-	-	2,828
Net income	-	-	-	(6,145)	-	(6,145)
Other comprehensive income (loss)	-	-	-	-	1,155	1,155
Balances, June 30, 2022	10,768,747	$30,193	$4,484	$77,325	$1,498	$113,500

2022 Stock Buyback Program

On  February 10, 2022, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on  February 11, 2022 and is expected to terminate on or before  February 10, 2023. For the three and six months ended June 30, 2022, the Company did not repurchase shares under this program.

2021 Stock Buyback Program

On  February 9, 2021, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on  February 10, 2021 and was terminated on  February 9, 2022. For the six months ended June 30, 2022 the Company did not repurchase shares under this program. For the three months and six months ended June 30, 2021 the Company did not repurchase shares under this program.

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

Details of stock option transactions for the three months ended  June 30, 2022 and  June 30, 2021 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	883,254	$64.37	808,469	$55.55
Granted	211,480	42.07	239,050	79.43
Exercised	(975)	56.98	(45,538)	43.24
Forfeited	(15,951)	75.87	(9,498)	61.23
Expired	(7,763)	58.62	(1,386)	61.93
Outstanding, end of period	1,070,045	59.88	991,097	61.81
Options exercisable, end of period	540,937	$59.62	438,437	$53.16

Details of stock option transactions for the six months ended  June 30, 2022 and  June 30, 2021 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	904,151	$64.36	845,020	$55.31
Granted	218,480	43.01	239,050	79.43
Exercised	(12,567)	56.66	(73,875)	44.82
Forfeited	(31,394)	73.05	(17,562)	61.00
Expired	(8,625)	58.97	(1,536)	61.93
Outstanding, end of period	1,070,045	59.88	991,097	61.81
Options exercisable, end of period	540,937	$59.62	438,437	$53.16

As of June 30, 2022, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$19.95 - $19.95	7,000	$19.95	0.6	$172	7,000	$19.95	0.6	$172
$21.10 - $21.10	20,892	21.10	0.5	489	20,892	21.10	0.5	489
$41.97 - $48.00	221,480	42.24	6.8	535	7,000	47.29	2.6	-
$51.82 - $59.98	214,121	55.59	2.1	-	205,921	55.60	2.0	-
$60.01 - $68.41	328,702	62.05	4.1	-	230,456	62.63	3.8	-
$70.13 - $79.51	261,350	78.43	5.7	-	65,918	78.11	5.8	-
$80.61 - $82.07	16,500	81.27	6.3	-	3,750	82.07	6.3	-
	1,070,045	$59.88	4.6	$1,196	540,937	$56.40	3.2	$661

Total unrecognized compensation cost relating to unvested stock options at June 30, 2022, prior to the consideration of expected forfeitures, is approximately $10.3 million and is expected to be recognized over a weighted average period of 2.4 years.

The Company recorded stock-based compensation of $1.4 million for the three months ended June 30, 2022, and $1.2 million for the three months ended June 30, 2021, respectively.

The Company recorded stock-based compensation of $2.8 million for the six months ended June 30, 2022, and $2.2 million for the six months ended June 30, 2021, respectively.

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at June 30, 2022 (Dollar amounts in thousands of U.S. dollars):

	June 30, 2022
	Fair Value Measurement Using			Assets
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset, net	$-	$1,976	$-	$1,976

Total asset, net	$-	$1,976	$-	$1,976

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at December 31, 2021 (Dollar amounts in thousands of U.S. dollars):

	December 31, 2021
	Fair Value Measurement Using			Assets
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset, net	$-	$452	$-	$452

Total assets, net	$-	$452	$-	$452

17. Other income:

On August 1, 2020, the Company entered into an Asset Purchase Agreement (the “DISH Purchase Agreement”), by and between the Company and DISH Wireless L.L.C.(“DISH”). Under the DISH Purchase Agreement and in accordance with the terms and conditions set forth therein, the Company sold to DISH its mobile customer accounts that are marketed and sold under the Ting brand (other than certain customer accounts associated with one network operator) (“Transferred Assets”) and derecognized intangible assets and capitalized contract costs associated with the Transferred Assets in the amount of $3.5 million. For a period of 10 years following the execution of the DISH Purchase Agreement, DISH will pay a monthly fee to the Company generally equal to an amount of net revenue received by DISH in connection with the transferred customer accounts minus certain fees and expenses, as further set forth in the DISH Purchase Agreement. The gain is presented net of the original cost base of the Transferred Assets. The Company earned $4.5 million and $4.8 million under the DISH Purchase Agreement during the three months ended June 30, 2022 and 2021.The Company earned $9.3 million and $10.2 million under the DISH Purchase Agreement during the six months ended June 30, 2022 and 2021, respectively.

(Dollar amounts in thousands of U.S. dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income earned on sale of Transferred Assets	$4,520	$4,808	$9,272	$10,203
Gain on sale of Ting Customer Assets	$4,520	$4,808	$9,272	$10,203

18. Contingencies:

From time to time, the Company has legal claims and lawsuits in connection with its ordinary business operations. The Company vigorously defends such claims. While the final outcome with respect to any actions or claims outstanding or pending as of  June 30, 2022 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

19. Subsequent events:

a. Issuance of Preferred Units by Ting Fiber, LLC

On August 8, 2022,the Company completed an "F" reorganization for U.S. federal income tax purposes whereby Ting Fiber, Inc., a subsidiary of the Company, was converted to Ting Fiber, LLC ("Ting LLC") upon the filing of a Certificate of Conversion with the office of the Secretary of State of the State of Delaware.

Subsequently on August 8, Ting LLC entered into a Series A Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with Generate TF Holdings, LLC, a Delaware limited liability company (“Generate”) ("Transaction Close") pursuant to which Ting LLC will issue and sell 10,000,000 units of its Series A Preferred Units to Generate at a cash purchase price of $6.00 per unit with initial funding expected to occur by August 12, 2022 (the "Initial Funding"). Under the Unit Purchase Agreement, after the Initial Funding until the third anniversary (the "End Date") Ting LLC will, upon the achievement of pre-determined operational and financial drawdown milestones issue and sell in subsequent fundings an aggregate of 23,333,333.34 units of additional Series A Preferred Units on the same terms and conditions as in the Initial Funding. The investment will provide Ting LLC $60 million of capital upon the Initial Funding, with an additional $140 million of capital commitments available to Ting LLC over the subsequent three-year period if the Milestones are achieved. From the Transaction Close until the earlier of (i) the End Date and (ii) the date upon which Generate has purchased $140 million of Series A Preferred Units pursuant to Milestone Fundings, Ting LLC is required to pay Generate a standby fee at a rate of 0.50% of the unpaid $140 million capital commitment which will be paid quarterly.

Concurrent with the Transaction Close, Ting LLC and Generate entered into an Amended and Restated Limited Liability Company Agreement of Ting LLC (the "LLC Agreement"). Under the LLC Agreement, the Series A Preferred Units will accrue a preferred return at a rate of 15% per annum (subject to certain adjustments as described below) on a non-cash basis for the first 24 months following the Initial Funding; in addition Ting LLC will grant Generate certain customary and other minority protections, including, without limitation, the appointment of one Manager to the newly formed three-person Board of Managers of Ting LLC.

In addition, concurrent with the Transaction Close, Ting LLC and an affiliate of Generate TF Holdings, LLC, a Delaware limited liability company ("Generate Affiliate") will enter into an Equity Capital Contribution Agreement (the “ECC Agreement”), providing for up to $400 million of additional capital commitments from Generate Affiliate under which Ting and Generate Affiliate will jointly evaluate, build and operate new fiber-to-the-home networks (“ECC Networks”) and form a joint venture entity to own such ECC Networks. If Generate Affiliate and Ting LLC approve new ECC Networks under the ECC Agreement, then Generate Affiliate is expected to provide equity financing through the aforementioned capital commitments and be responsible for building and maintaining the ECC Networks while Ting LLC will lease the ECC Networks from Generate Affiliate to conduct its business as an ISP anchor tenant. Ting LLC has the option, but not the obligation, to participate in such equity financing. Subject to the value of the ECC Networks approved under the ECC Agreement the rate of preferred return on the Series A Preferred Units purchased under the Unit Purchase Agreement may be adjusted down to a floor of 13% or up to a ceiling of 17% per annum.

b. On August 8, 2022, the Company entered into a Third Amended and Restated Senior Secured Credit Agreement (the “Amended Credit Agreement”) with its existing syndicate of lenders ("the Lenders").  The Amended Credit Agreement continues to provide the Company with access to an aggregate of $240 million in committed funds ("the Credit Facility"). Under the Amended Credit Agreement, and in connection with the Unit Purchase Agreement the Lenders have agreed that Ting Fiber Inc. (converted to Ting LLC) and its wholly owned subsidiaries shall cease to be Guarantors under the Credit Facility and shall automatically be released from the respective guarantee and security documents, including a release of the Lenders' security interests and liens upon the assets of such entities. Additionally, the Amended Credit Agreement has extended the maturity of the Credit Facility to June 14, 2024. The Company is subject to the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.00:1.00 until September 29, 2023 and 3.75:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. The financial covenant calculations will exclude the financial results of Ting Fiber Inc. (converted to Ting LLC) and its wholly owned subsidiaries.  The Amended Credit Agreement also requires the Company to comply with other customary terms and conditions. The Amended Credit Agreement added SOFR Loans as a form of advance available under the Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum).

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things: the competition we expect to encounter as our business develops and competes in a broader range of Internet services; the Company's foreign currency requirements, specifically for the Canadian dollar; Platform Services, and fixed Internet access subscriber growth and retention rates; our belief regarding the underlying platform for our domain services, our expectation regarding the trend of sales of domain names and advertising; our expectations regarding portfolio revenue, our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds, our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; our partnership with an affiliate of Generate TF Holdings, LLC, a Delaware limited liability company ("Generate Affiliate"); the impact of the COVID-19 pandemic on our business, operations and financial performance; and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

•	Our ability to continue to generate sufficient working capital to meet our operating requirements;

•	Our ability to service our debt and preferred share commitments;

•	Our ability to maintain a good working relationship with our vendors and customers;

•	The ability of vendors to continue to supply our needs;

•	Actions by our competitors;

•	Our ability to attract and retain qualified personnel in our business;

•	Our ability to effectively manage our business;

•	The effects of any material impairment of our goodwill or other indefinite-lived intangible assets;

•	Our ability to obtain and maintain approvals from regulatory authorities on regulatory issues;

•

Our ability to invest in the build-out of fiber networks into selected towns and cities to provide Internet access services to residential and commercial customers while maintaining the development and sales of our established services;

•	Our ability to meet the operational and financial drawdown milestones under the Unit Purchase Agreement with Generate TF Holdings, LLC, a Delaware limited liability company (“Generate”), which provide the Company with the ability to obtain additional financing to invest in the expansion of fiber networks;

•	Adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, including with respect to the impact of the Tax Cuts and Jobs Act of 2017;

•	The application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;

•	Our ability to effectively integrate acquisitions;

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

•

Factors set forth under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 1, 2022 (the “2021 Annual Report”) and in "Item 1A Risk Factors" in Part II of this report.

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

For the three months ended June 30, 2022 and June 30, 2021, we reported net revenue of $83.1 million and $75.1 million, respectively.

For the six months ended June 30, 2022 and June 30, 2021, we reported net revenue of $164.2 million and $146.0 million, respectively.

Recent Developments

On August 8, 2022, the Company completed an "F" reorganization for U.S. federal income tax purposes whereby Ting Fiber, Inc., a subsidiary of the Company, was converted to Ting Fiber, LLC ("Ting LLC") upon the filing of a Certificate of Conversion with the office of the Secretary of State of the State of Delaware.

Subsequently on August 8, Ting LLC entered into a Series A Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with Generate ("Transaction Close") pursuant to which Ting LLC will issue and sell 10,000,000 units of its Series A Preferred Units to Generate at a cash purchase price of $6.00 per unit with initial funding expected to occur by August 12, 2022 (the "Initial Funding"). Under the Unit Purchase Agreement, after the Initial Funding until the third anniversary (the "End Date") Ting LLC will issue and sell in subsequent fundings an aggregate of 23,333,333.34 units of additional Series A Preferred Units on the same terms and conditions as in the Initial Funding, subject to achievement of predetermined operational drawdown milestones (the "Milestones"). The investment will provide Ting LLC $60 million of capital upon the Initial Funding, with an additional $140 million of capital commitments available to Ting LLC over the subsequent three-year period if the Milestones are achieved. From the Transaction Close until the earlier of (i) the End Date and (ii) the date upon which Generate has purchased $140 million of Series A Preferred Units pursuant to Milestone Fundings, Ting LLC is required to pay Generate a standby fee at a rate of 0.50% of the unpaid $140 million capital commitment which will be paid quarterly.

Concurrent with the Transaction Close, Ting LLC and Generate entered into an Amended and Restated Limited Liability Company Agreement of Ting LLC (the "LLC Agreement"). Under the LLC Agreement, the Series A Preferred Units will accrue preferred return at a rate of 15% per annum (subject to certain adjustments as described below) on a non-cash basis for the first 24 months following the Initial Funding; in addition Ting LLC will grant Generate certain customary and other minority protections, including, without limitation, the appointment of one Manager to the newly formed three-person Board of Managers of Ting LLC.

In addition, concurrent with the Transaction Close, Ting  LLC and Generate Affiliate will enter into an Equity Capital Contribution Agreement (the “ECC Agreement”), providing for up to $400 million of additional capital commitments from Generate Affiliate under which Ting and Generate Affiliate will jointly evaluate, build and operate new fiber-to-the-home networks (“ECC Networks”) and form a joint venture entity to own such ECC Networks. If Generate Affiliate and Ting LLC approve new ECC Networks under the ECC Agreement, then Generate Affiliate is expected to provide equity financing through the aforementioned capital commitments and be responsible for building and maintaining the ECC Networks while Ting LLC will lease the ECC Networks from Generate Affiliate to conduct its business as an ISP anchor tenant. Ting LLC has the option, but not the obligation, to participate in such equity financing. Subject to the value of the ECC Networks approved under the ECC Agreement the rate of preferred return on the Series A Preferred Units purchased under the Unit Purchase Agreement may be adjusted down to a floor of 13% or up to a ceiling of 17% per annum.

On August 8, 2022, the Company entered into a Third Amended and Restated Senior Secured Credit Agreement (the “Amended Credit Agreement”) with its existing syndicate of lenders ("the Lenders").  The Amended Credit Agreement continues to provide the Company with access to an aggregate of $240 million in committed funds ("the Credit Facility"). Under the Amended Credit Agreement, and in connection with the Unit Purchase Agreement the Lenders have agreed that Ting Fiber, Inc. (converted to Ting LLC) and its wholly owned subsidiaries shall cease to be Guarantors under the Credit Facility and shall automatically be released from their respective guarantee and security documents, including a release of the Lenders' security interests and liens upon the assets of such entities. Additionally, the Amended Credit Agreement has extended the maturity of the Credit Facility to June 14, 2024. The Company is subject to the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.00:1.00 until September 29, 2023 and 3.75:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00.  The financial covenant calculations will exclude the financial results of Ting Fiber Inc. (converted to Ting LLC) and its wholly owned subsidiaries. The Amended Credit Agreement added SOFR Loans as a form of advance available under the Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum).

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

Platform Services

Platform Services, primarily branded as Wavelo and Platypus includes the provision of full-service platforms and professional services providing a variety of solutions that support Communication Services providers ("CSPs"), including subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo's focus is to provide accessible telecom software to CSPs globally, minimizing network and technical barriers and improving internet access worldwide. Wavelo's suite of flexible, cloud-based software simplifies the management of mobile and internet network access, enabling CSPs to better utilize their existing infrastructure, focus on customer experience and scale their businesses faster. Wavelo launched as a proven asset for CSPs, with DISH using Wavelo’s Mobile Network Operating System ("MONOS") software to drive additional value within its Digital Operator Platform since early 2021. More recently, Ting Internet has also integrated Wavelo’s Internet Service Operating System ("ISOS") software to enable faster subscriber growth and footprint expansion. Wavelo revenues are all generated in the U.S. and our customer agreements have set contract lengths with the underlying CSP. Similarly, Platypus revenues are largely generated in the U.S., with a small portion earned in Canada and other countries.

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

Wholesale, primarily branded as OpenSRS, eNom, EPAG and Ascio, derives revenue from its domain service and from providing value-added services. The OpenSRS, eNom, EPAG and Ascio domain services manage 24.8 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations.

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

Retail, primarily the Hover and eNom portfolio of websites, including eNom, and eNom Central, derive revenues from the sale of domain name registration, email services to individuals and small businesses. Retail also includes our Personal Names Service – based on 36,000 surname domains – that allows roughly two-thirds of Americans to purchase a surname-based email address. The retail segment includes the sale of the rights to its portfolio of surname domains used in connection with our Realnames email service as well as our Exact Hosting Service, that provides Linux hosting services for websites of individuals and small businesses.

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

Ting Internet	June 30,
	2022	2021
	(in '000's)
Ting Internet accounts under management	30	20
Ting Internet owned infrastructure serviceable addresses	86	65
Ting Internet partner infrastructure serviceable addresses	18	13

Domain Services	For the Three Months Ended June 30,(1)
	2022	2021
	(in 000's)
Total new, renewed and transferred-in domain name transactions [2]	5,432	5,699
Domains under management	24,844	25,615

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.
(2)	Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

Domain Services	For the Six Months Ended June 30,(1)
	2022	2021
	(in 000's)
Total new, renewed and transferred-in domain name transactions	11,383	11,946
Domains under management	24,844	25,615

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.
(2)	Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

Domain Services	June 30,
	2022	2021
	(in 000's)
Registered using Registrar Accreditation belonging to the Tucows Group	18,482	19,471
Registered using Registrar Accreditation belonging to Resellers	6,362	6,144
Total domain names under management	24,844	25,615

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

Other opportunities, challenges and risks

As described above, the Company is entitled to a long-term payment stream that is a function of the margin generated by the transferred subscribers over the 10-year term of the DISH Purchase agreement. This consideration structure may not prove to be successful or profitable in the long-term to us if the existing subscriber base churns at an above average rate. Additionally, given DISH controls the revenues and costs incurred associated with the acquired subscribers, there could arise a situation where profitability for the subscriber base is diminished either by lower price points or cost inflation. As part of the transactions contemplated by the DISH Purchase agreement, the Company retained a small number of customer accounts associated with one MNO agreement that was not reassigned to DISH at time of sale. We continue to be subject to the minimum revenue commitments previously agreed to with this excluded MNO agreement. The Company is able to continue adding customers under the excluded MNO network in order to meet the commitment. However, with no direct ability to change customer pricing and limited ability to renegotiate contract costs or significant terms, the Company may be unable to meet the minimum commitments with this MNO partner and could incur significant and recurring penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO. During the three months and six months ended June 30, 2022, the Company has accrued for $0.4 million and $0.7 million of penalties, respectively in connection with failing to meet the minimum commitments with the MNO partner, and expects to continue to incur penalties through Fiscal 2022 and thereafter until the contract is complete.

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

RESULTS OF OPERATIONS FOR THE three and six months ended June 30, 2022 AS COMPARED TO THE three and six months ended June 30, 2021

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

Platform Services

Platform Services

Tucows' Platform Services include the following full-service platforms from Wavelo, including ISOS and the MONOS as well as our legacy Platypus Billing software. Under each of these platforms there are a variety of solutions that support CSPs, including subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo launches as a proven asset for CSPs, with DISH using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform since early 2021. More recently, Ting Internet has also integrated Wavelo’s ISOS software to enable faster subscriber growth and footprint expansion. Wavelo's customers are billed monthly, on a postpaid basis. The monthly fees are variable, based on the volume of their subscribers utilizing the platform during a given month, to which minimums may apply. Customers may also be billed fixed platform fees and granted fixed credits as part of the consideration for long-term contracts. Consideration received is allocated to platform services and bundled professional services and recognized as each service obligation is fulfilled. Any fixed fees for Platform Services are recognized into revenue evenly over the service period, while variable usage fees are recognized each month as they are consumed. Professional services revenue is recognized as the hours of professional services granted to the customer are used or expire. When consideration for these platform services is received before the service is delivered, the revenue is initially deferred and recognized only as the Company performs its obligation to provide services. Likewise, if platform services are delivered before the Company has the unconditional right to invoice the customer, revenue is recognized as a Contract Asset.

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

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Fiber Internet Services:
Fiber Internet Services	$10,221	$5,548	$20,009	$10,630

Platform Services:
Platform Services	7,970	2,734	14,067	3,372
Other Professional Services	1,000	-	1,750	-
Total Platform Services	8,970	2,734	15,817	3,372

Domain Services:
Wholesale
Domain Services	46,979	47,883	93,815	94,874
Value Added Services	5,597	5,482	11,246	10,562
Total Wholesale	52,576	53,365	105,061	105,436

Retail	8,487	8,897	17,548	18,050
Total Domain Services	61,063	62,262	122,609	123,486

Corporate:
Mobile services and eliminations	2,830	4,549	5,748	8,480

	$83,084	$75,093	$164,183	$145,968
Increase over prior period	$7,991		$18,215
Increase - percentage	11%		12%

The following table presents our net revenues, by revenue source, as a percentage of total net revenues (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Fiber Internet Services:
Fiber Internet Services	12%	7%	12%	7%

Platform Services:
Platform Services	10%	4%	9%	2%
Other Professional Services	1%	0%	1%	0%
Total Platform Services	11%	4%	10%	2%

Domain Services:
Wholesale
Domain Services	57%	64%	56%	65%
Value Added Services	7%	7%	7%	7%
Total Wholesale	64%	71%	63%	72%

Retail	10%	12%	11%	12%
Total Domain Services	74%	83%	74%	84%

Corporate:
Mobile services and eliminations	3%	6%	4%	7%

	100%	100%	100%	100%

Total net revenues for the three months ended June 30, 2022 increased by $8.0 million, or 11%, to $83.1 million from $75.1 million when compared to the three months ended June 30, 2021. The three-month increase in net revenue was driven by Platform Services, as a result of increased MONOS platform revenues (both fixed and variable) fees earned from the migration of additional subscribers onto our new platform. Platform Services accounted for a $6.2 million increase to total net revenues in the current period. This increase was furthered by Fiber Internet Services which had a revenue increase of $4.7 million in the current period from the attraction of additional customers to Ting Internet from the continued buildout of our Fiber network footprint across the United States. The increases these two segments experienced were partially offset by reduced revenues from Mobile Services eliminations of $1.7 million, attributable to decreased transitional services revenues; as well as reduced revenues from our Domain Services segment of $1.2 million from the continued normalization of domain name registration growth and renewal rates from those observed as a result of the COVID-19 pandemic in prior years.

Total net revenues for the six months ended June 30, 2022 increased by $18.2 million, or 12% to $164.2 million from $146.0 million when compared to the six months ended June 30, 2021. The six-month increase in net revenue was driven by Platform Services, as a result of increased MONOS platform revenues (both fixed and variable) fees earned from the migration of additional subscribers onto our new platform. Platform Services accounted for a $12.4 million increase to total net revenues in the current period. This increase was furthered by Fiber Internet Services which had a revenue increase of $9.4 million in the current period from the attraction of additional customers to Ting Internet from the continued buildout of our Fiber network footprint across the United States. The increases these two segments experienced were partially offset by reduced revenues from Mobile Services eliminations of $2.7 million, attributable to decreased transitional services revenues; as well as reduced revenues from our Domain Services segment of $0.9 million from the continued normalization of domain name registration growth and renewal rates from those observed as a result of the COVID-19 pandemic in prior years.

Deferred revenue at June 30, 2022 increased by $2.4 million to $150.2 million from $147.8 million at December 31, 2021. This was primarily driven by Domain Services, accounting for $2.5 million of the increase which is due to the increase in current period billings for domain name registrations and service renewals which typically occur at the beginning of a Fiscal Year. We also experienced a smaller increase from Fiber Internet Services of $0.2 million, reflective of the continued growth in customer base and billings of that segment relative to December 31, 2021.These increases were partially offset by a decrease from Platform Services of $0.4 million. The deferred revenue associated with Platform Services is specifically related to Other Professional Services revenues for standalone technology services development work with DISH, which we defer until such time as that work is complete and we've satisfied our obligations to provide the professional services. These other professional services were completed in the current period and thus recognized out of previously deferred revenues.

DISH accounted for 11% of total net revenues for the three months ended June 30, 2022 and 10% of total net revenues for the six months ended June 30, 2022. No customer accounted for more than 10% of total net revenue during the three and six months ended June 30, 2021. DISH accounted for 34% of total accounts receivable as at June 30, 2022 and 46% of total accounts receivable as at December 31, 2021. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Fiber Internet Services

Fiber Internet Services generated $10.2 million in net revenue during the three months ended June 30, 2022, up $4.7 million or 85% compared to the three months ended June 30, 2021. This growth is driven by subscriber growth across our Fiber network relative to the three months ended June 30, 2021, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States. Included in this current period increase is $2.2 million of revenues attributed to the prior period acquisition of Simply Bits, which closed in the fourth quarter of Fiscal 2021.

Fiber Internet Services generated $20.0 million in net revenue during the six months ended June 30, 2022, up $9.4 million or 89% compared to the six months ended June 30, 2021. This growth is driven by subscriber growth across our Fiber network relative to the six months ended June 30, 2021, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States. Included in this current period increase is $4.5 million of revenues attributed to the prior period acquisition of Simply Bits, which closed in the fourth quarter of Fiscal 2021.

As of June 30, 2022, Ting Internet had access to 86,000 owned infrastructure serviceable addresses, 18,000 partner infrastructure serviceable addresses and 30,000 active subscribers under its management; compared to having access to 65,000 owned infrastructure serviceable addresses, 13,000 partner infrastructure serviceable addresses and 20,000 active subscribers under its management as of June 30, 2021. These figures include the increase in serviceable addresses and subscribers attributable to the acquisition of Cedar in January 2020, but exclude those of Simply Bits.

Platform Services

Platform Services

Net revenues from Platform Services for the three months ended June 30, 2022 increased by $5.3 million to $8.0 million as compared to the three months ended June 30, 2021. This is driven from increased MONOS platform revenues (both fixed and variable) fees earned from the migration of additional DISH subscribers, from their Boost Mobile brand onto our new platform. Our full-service platforms support CSPs with subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo launched as a proven asset for CSPs, with DISH using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform since early 2021. More recently, Ting Internet has also integrated Wavelo’s ISOS software to enable faster subscriber growth and footprint expansion. Any intercompany ISOS revenues earned from Ting Internet are eliminated upon consolidation.

Net revenues from Platform Services for the six months ended June 30, 2022 increased by $10.7 million to $14.1 million as compared to the six months ended June 30, 2021. This is driven from increased MONOS platform revenues (both fixed and variable) fees earned from the migration of additional DISH subscribers, from their Boost Mobile brand onto our new platform. Our full-service platforms support CSPs with subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo launched as a proven asset for CSPs, with DISH using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform since early 2021. More recently, Ting Internet has also integrated Wavelo’s ISOS software to enable faster subscriber growth and footprint expansion. Any intercompany ISOS revenues earned from Ting Internet are eliminated upon consolidation.

Other Professional Services

Net revenues from Other Professional Services for the three months ended June 30, 2022 increased to $1.0 million as compared to the three months ended June 30, 2021. This increase was the result of completion of select standalone technology services development work in the current period, where three months ended June 30, 2021 did not have any revenues from comparable services.

Net revenues from Other Professional Services for the six months ended June 30, 2022 increased to $1.8 million as compared to the six months ended June 30, 2021. This increase was the result of completion of select standalone technology services development work in the current period, where six months ended June 30, 2021 did not have any revenues from comparable services.

Domain Services

Wholesale - Domain Services

During the three months ended June 30, 2022, Wholesale domain services net revenue decreased by $0.9 million to $47.0 million, when compared to the three months ended June 30, 2021. Decreases from Wholesale domain registrations were driven from the continued normalization of domain name registration growth and slowed renewal rates from those observed as a result of the COVID-19 pandemic in prior years.

During the six months ended June 30, 2022, Wholesale domain services net revenue decreased by $1.1 million to $93.8 million, when compared to the six months ended June 30, 2021. Decreases from Wholesale domain registrations were driven from the continued normalization of domain name registration growth and slowed renewal rates from those observed as a result of the COVID-19 pandemic in prior years.

Total domains that were managed under the OpenSRS, eNom, EPAG, and Ascio domain services decreased by 0.8 million domain names to 24.8 million as of June 30, 2022, when compared to 25.6 million at June 30, 2021. The decrease in domains under management came largely from eNom, with smaller decreases from OpenSRS and the European brands, Ascio and EPAG.

Wholesale - Value Added Services

During the three months ended June 30, 2022, value-added services net revenue increased by $0.1 million to $5.6 million compared to the three months ended June 30, 2021. The increase was primarily driven by increased expiry revenue of $0.2 million from the OpenSRS, eNom, Ascio brands and their respective domain expiry streams, and was partially offset by decreases in Digital Certificates, Email and Other revenues of $0.1 million.

During the six months ended June 30, 2022, value-added services revenue increased by $0.6 million to $11.2 million compared to the six months ended June 30, 2021. The increase was primarily driven by increased expiry revenue of $1.0 million from the OpenSRS, eNom, Ascio brands and their respective domain expiry streams, and was partially offset by other small decreases in Digital Certificates, Email and Other revenues of $0.4 million.

Retail

During the three months ended June 30, 2022, retail domain services net revenue decreased by $0.4 million or 4% to $8.5 million compared to the three months ended June 30, 2021. This was driven by decreased revenues related to retail domain name registrations of $0.5 million and partially offset by a small increase in Exact Hosting revenues of less than $0.1 million.

During the six months ended June 30, 2022, retail domain services net revenue decreased by $0.5 million or 3% to $17.5 million compared to the six months ended June 30, 2021. This was driven by decreased revenues related to retail domain name registrations of $0.9 million and partially offset by a one-time outsized domain name portfolio sales of $0.2 million and a small increase in Exact Hosting revenues of less than $0.2 million.

Corporate - Mobile Services and Eliminations

Net revenues from Mobile Services and Eliminations for the three months ended June 30, 2022 decreased by $1.7 million or 38% to $2.8 million as compared to the three months ended June 30, 2021. This decrease was driven by decreased transitional services of $1.5 million, notably from a decreased level of customer support and marketing services provided to DISH in connection with the legacy Ting Mobile customer base. The Company expects transitional services revenues to continue to decrease through the remainder of Fiscal 2022 and thereafter as services are established directly by DISH. Additionally, there was a small decrease in revenues of less than $0.1 million from the mobile telephony services and device revenues associated with the small group of customers retained by the Company as part of the DISH Purchase Agreement. The revenue decrease was driven by a larger portion of the retained customer base and all new customers being billed on the unlimited usage rate plans introduced in late Fiscal 2020, resulting in a decrease in revenues as compared to legacy tiered usage rate plans. These decreases were partially offset by increased corporate eliminations as a result of the revenues associated with ISOS platform billing between Wavelo and Ting Internet, which began in Fiscal 2022.

Net revenues from Mobile Services and Eliminations for the six months ended June 30, 2022 decreased by $2.8 million or 33% to $5.7 million as compared to the six months ended June 30, 2021. This decrease was driven by decreased transitional services of $2.7 million, notably from a decreased level of customer support and marketing services provided to DISH in connection with the legacy Ting Mobile customer base. The Company expects transitional services revenues to continue to decrease through the remainder of Fiscal 2022 and thereafter as services are established directly by DISH. This decrease was partially offset by an increase in revenues of $0.3 million associated with the mobile telephony services and device revenues associated with the small group of customers retained by the Company as part of the DISH Purchase Agreement. Revenues increased as a result of the organic growth we experienced through Fiscal 2021, brought about by new unlimited usage rate plans introduced in late Fiscal 2020. Additionally, corporate eliminations increased as a result of the revenues associated with ISOS platform billing between Wavelo and Ting Internet, which began in Fiscal 2022.

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

These Mobile Services costs also include the personnel and related costs of transitional services provided to DISH. These are billed monthly at set and established rates for services provided in period and include the provision of sales, marketing, customer support, order fulfillment, and data analytics related to the legacy customer base sold to DISH. The Company recognizes costs as the Company satisfies its obligations to provide professional services. The Company expects transitional services costs to continue to decrease through the remainder of Fiscal 2022 and thereafter as services are established directly by DISH.

Network expenses

Network expenses include personnel and related expenses related to the core technologies, site reliability engineering and network operations, IT infrastructure and supply chain teams that support our various business segments. It also includes network depreciation and amortization, communication and productivity tool costs, and equipment maintenance costs. Communication and productivity tool costs includes collaboration, customer support, bandwidth, co-location and provisioning costs we incur to support the supply of all our services.

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Fiber Internet Services:
Fiber Internet Services	$4,417	$3,006	$8,455	$5,614

Platform Services:
Platform Services	202	113	387	198
Other Professional Services	856	-	1,632	-
Total Platform Services	1,058	113	2,019	198

Domain Services:
Wholesale
Domain Services	36,938	37,707	73,335	73,483
Value Added Services	643	583	1,299	1,180
Total Wholesale	37,581	38,290	74,634	74,663

Retail	3,519	4,497	8,278	8,898
Total Domain Services	41,100	42,787	82,912	83,561

Corporate:
Mobile services and eliminations	2,725	3,227	5,335	5,947

Network Expenses:
Network, other costs	4,764	3,612	8,944	6,850
Network, depreciation of property and equipment	6,589	4,084	12,484	7,722
Network, amortization of intangible assets	378	24	756	323
Network, impairment of property and equipment	-	1	27	61
	11,731	7,721	22,211	14,956

	$61,031	$56,854	$120,932	$110,276
Increase over prior period	$4,177		$10,656
Increase - percentage	7%		10%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Fiber Internet Services:
Fiber Internet Services	7%	5%	7%	5%

Platform Services:
Platform Services	0%	0%	0%	0%
Other Professional Services	1%	0%	1%	0%
Total Platform Services	1%	0%	1%	0%

Domain Services:
Wholesale
Domain Services	61%	67%	62%	68%
Value Added Services	1%	1%	1%	1%
Total Wholesale	62%	68%	63%	69%

Retail	6%	8%	7%	8%
Total Domain Services	68%	76%	70%	77%

Corporate:
Mobile services and eliminations	4%	6%	4%	5%

Network Expenses:
Network, other costs	8%	6%	7%	6%
Network, depreciation of property and equipment	11%	7%	10%	7%
Network, amortization of intangible assets	1%	0%	1%	0%
Network, impairment of property and equipment	0%	0%	0%	0%
	20%	13%	18%	13%

	100%	100%	100%	100%

Total cost of revenues for the three months ended June 30, 2022, increased by $4.1 million, or 7%, to $61.0 million from $56.9 million in the three months ended June 30, 2021. The three-month increase in cost of revenues was driven by a $4.0 million increase in Network Expenses. The increase from Network Expenses is a result of the expansion of the Company’s increased network infrastructure associated with the continuing expansion of the Ting Internet network footprint, the ramp up of Wavelo's MONOS and ISOS platforms, as well as increased communication and productivity tool costs across our operating segments. Another contributing factor was a $1.4 million increase from the Fiber Internet Services segment. As discussed above in the Net Revenues section, our Fiber Internet Services segment has continued to add both serviceable addresses and active subscriptions relative to the three months ended June 30, 2021. Additionally, we experienced a $0.9 million increase from Platform Services, driven by the completion of select standalone technology services development work for DISH in the current period. These increases were partially offset by a $1.7 million decrease related to Domain Services and a $0.5 million decrease related to Mobile Services and eliminations. The decrease in costs for Domain Services is aligned with the reduced net revenues discussed above in the Net Revenues section and reduction in domains under management in the current period. The decrease related to Mobile Services and eliminations is also driven by decreased transitional services costs from the provision of less transitional services to DISH in the current period, partially offset by increased penalties associated with the minimum commitments with our MNO partner.

Total cost of revenues for the six months ended June 30, 2022, increased by $10.6 million, or 10%, to $120.9 million from $110.3 million in the six months ended June 30, 2021. The six-month increase in cost of revenues was driven by a $7.3 million increase in Network Expenses. The increase from Network Expenses is a result of the expansion of the Company’s increased network infrastructure associated with the continuing expansion of the Ting Internet network footprint, the ramp up of Wavelo's MONOS and ISOS platforms, as well as increased communication and productivity tool costs across our operating segments. Another contributing factor was a $2.8 million increase from the Fiber Internet Services segment. As discussed above in the Net Revenues section, our Fiber Internet Services segment has continued to add both serviceable addresses and active subscriptions relative to the six months ended June 30, 2021. Additionally, we experienced a $1.8 million increase from Platform Services, driven by the completion of select standalone technology services development work for DISH in the current period. These increases were partially offset by a $0.6 million decrease related to Domain Services and a $0.6 million decrease related to Mobile Services and eliminations. The decrease in costs for Domain Services is aligned with the reduced net revenues discussed above in the Net Revenues section and reduction in domains under management in the current period. The decrease related to Mobile Services and eliminations is also driven by decreased transitional services costs from the provision of less transitional services to DISH in the current period, partially offset by increased penalties associated with the minimum commitments with our MNO partner.

Deferred costs of fulfillment as of June 30, 2022 increased by $1.1 million, or 1%, to $113.8 million from $112.7 million at December 31, 2021. This increase was primarily driven by Domain Services, accounting for $2.8 million of the increase which is due to the increase in current period deferred costs for domain name registrations and service renewals which typically occur at the beginning of a Fiscal Year. This was partially offset by a decrease from Platform Services of $1.7 million. The deferred costs of fulfillment associated with Platform Services is specifically related to the completion of Other Professional Services discussed above for standalone technology services development work with DISH. As these professional services were completed in the current period, the deferred costs to fulfill those services were amortized into costs of revenues.

Fiber Internet Services

During the three months ended June 30, 2022, costs related to provisioning high speed Internet access increased $1.4 million or 47%, to $4.4 million as compared to $3.0 million during three months ended June 30, 2021. The increase in costs were primarily driven by increased direct costs, bandwidth and colocation costs related to the continued expansion of the Ting Fiber network. Included in this current period increase is $0.6 million of costs of revenues attributed to the prior period acquisition of Simply Bits, which closed in the fourth quarter of Fiscal 2021.

During the six months ended June 30, 2022, costs related to provisioning high speed Internet access increased $2.9 million or 52%, to $8.5 million as compared to $5.6 million during six months ended June 30, 2021. The increase in costs were primarily driven by increased direct costs, bandwidth and colocation costs related to the continued expansion of the Ting Fiber network. Included in this current period increase is $1.1 million of costs of revenues attributed to the prior period acquisition of Simply Bits, which closed in the fourth quarter of Fiscal 2021.

Platform Services

Platform Services

Cost of revenues from Platform Services for the three months ended June 30, 2022 increased $0.1 million or 79%, to $0.2 million as compared to $0.1 million for the three months ended June 30, 2021. Costs incurred are driven by the amortization of previously capitalized costs incurred to fulfill the DISH Master Services Agreement ("MSA") over the term of the agreement. The continued incurrence of additional costs to fulfill the contract have resulted in increased amortization in the current period relative to the fixed term of the agreement.

Cost of revenues from Platform Services for the six months ended June 30, 2022 increased $0.2 million or 95%, to $0.4 million as compared to $0.2 million for the six months ended June 30, 2021. Costs incurred are driven by the amortization of previously capitalized costs incurred to fulfill the DISH MSA over the term of the agreement. The continued incurrence of additional costs to fulfill the contract have resulted in increased amortization in the current period relative to the fixed term of the agreement.

Other Professional Services

Cost of revenues from Other Professional Services for the three months ended June 30, 2022 increased $0.9 million or 100%, to $0.9 million as compared to nil for the three months ended June 30, 2021. Costs incurred represent the personnel and related expenses of employees and contractors providing professional services to DISH. The increase in Other Professional Services costs relative to the prior period was a result of the completion of select standalone technology services development work for DISH in the current period. No comparable costs were incurred in the prior period.

Cost of revenues from Other Professional Services for the six months ended June 30, 2022 increased $1.6 million or 100%, to $1.6 million as compared to nil for the six months ended June 30, 2021. Costs incurred represent the personnel and related expenses of employees and contractors providing professional services to DISH. The increase in Other Professional Services costs relative to the prior period was a result of the completion of select standalone technology services development work for DISH in the current period. No comparable costs were incurred in the prior period.

Domain Services

Wholesale - Domain Services

Costs for Wholesale domain services for the three months ended June 30, 2022 decreased by $0.8 million or 2%, to $36.9 million, as compared to $37.7 million for the three months ended June 30, 2021. The decrease is aligned with the discussion above in the Net Revenue section associated with the continued normalization of domain name registrations, slowed renewal rates and reduction in domains under management in the current period.

Costs for Wholesale domain services for the six months ended June 30, 2022 decreased by $0.2 million or 0.3%, to $73.3 million, as compared to $73.5 million for the six months ended June 30, 2021. The decrease is aligned with the discussion above in the Net Revenue section associated with the continued normalization of domain name registrations, slowed renewal rates and reduction in domains under management in the current period. The decrease is partially offset by the prior period including significant registry rebates earned from the strong performance and additions to domains under management as a result of the COVID-19 pandemic during Fiscal 2020. No comparable rebates were earned from registries in the current period.

Wholesale - Value-Added Services

Costs for wholesale value-added services for the three months ended June 30, 2022 remained flat at $0.6 million, as compared to the three months ended June 30, 2021.

Costs for wholesale value-added services for the six months ended June 30, 2022 increased by $0.1 million or 8%, to $1.3 million, as compared to $1.2 million for the six months ended June 30, 2021. This was driven by increases in Digital Certificates and expiry stream costs of $0.2 million during the six months ended June 30, 2021, offset by a small decrease in email services costs of less than $0.1 million.

Retail

Costs for retail domain services for the three months ended June 30, 2022 decreased by $1.0 million or 22%, to $3.5 million, as compared to $4.5 million for the three months ended June 30, 2021. This was driven by decreased costs related to retail domain name registrations of $0.9 million from lower retail registrations and furthered by a small decrease in Exact Hosting cost of revenues of less than $0.1 million.

Costs for retail domain services for the six months ended June 30, 2022 decreased by $0.6 million or 7%, to $8.3 million, as compared to $8.9 million for the six months ended June 30, 2021. This was driven by decreased costs related to retail domain name registrations of $0.6 million from lower retail registrations and furthered by a small decrease in Exact Hosting cost of revenues of less than $0.1 million.

Corporate - Mobile Services and Eliminations

Cost of revenues from Mobile Services and Eliminations for the three months ended June 30, 2022 decreased by $0.5 million or 16%, to $2.7 million from $3.2 million in the three months ended June 30, 2021. Consistent with the above discussion around net revenues, this was a driven by decreased transitional services costs of $1.3 million, notably from a decreased level of customer support and marketing services provided to DISH in connection with the legacy Ting Mobile customer base. The Company expects transitional services costs of revenues to continue to decrease through the remainder of Fiscal 2022 and thereafter as services are established directly by DISH. This decrease was partially offset by an increase in costs of revenues of $0.8 million associated with the mobile telephony services and device costs associated with the small group of customers retained by the Company as part of the DISH Purchase Agreement. Costs of revenues increased as a result of the organic growth of the customer base we experienced through Fiscal 2021, brought about by new unlimited usage rate plans introduced in late Fiscal 2020 as well as the accrual of $0.4 million of penalties in connection with failing to meet the minimum commitments with the MNO partner. The Company expects to continue to incur penalties through Fiscal 2022 and thereafter until the contract is complete.

Cost of revenues from Mobile Services and Eliminations for the six months ended June 30, 2022 decreased by $0.6 million or 10%, to $5.3 million from $5.9 million in the six months ended June 30, 2021. Consistent with the above discussion around net revenues, this was a driven by decreased transitional services costs of $2.4 million, notably from a decreased level of customer support and marketing services provided to DISH in connection with the legacy Ting Mobile customer base. The Company expects transitional services costs of revenues to continue to decrease through the remainder of Fiscal 2022 and thereafter as services are established directly by DISH. This decrease was partially offset by an increase in costs of revenues of $1.8 million associated with the mobile telephony services and device costs associated with the small group of customers retained by the Company as part of the DISH Purchase Agreement. Costs of revenues increased as a result of the organic growth of the customer base we experienced through Fiscal 2021, brought about by new unlimited usage rate plans introduced in late Fiscal 2020 as well as the accrual of $0.7 million of penalties in connection with failing to meet the minimum commitments with the MNO partner. The Company expects to continue to incur penalties through Fiscal 2022 and thereafter until the contract is complete.

Network Expenses

Network costs for the three months ended June 30, 2022 increased by $4.0 million or 52%, to $11.7 million, as compared to $7.7 million for the three months ended June 30, 2021. The three-month increase was driven by increased depreciation of $2.5 million driven by the Company's increased network infrastructure associated with the continuing expansion of the Ting Internet footprint and depreciation of Wavelo's new MONOS platform. This increase from depreciation was followed by increased network costs of $1.1 million from increased personnel and contracted service costs focused on Fiber Internet Services and Platform Services segments, as well as a small increase in amortization of intangible assets of $0.4 million attributed to the prior period acquisition of Simply Bits, which closed in the fourth quarter of Fiscal 2021.

Network costs for the six months ended June 30, 2022 increased by $7.2 million or 48%, to $22.2 million, as compared to $15.0 million for the six months ended June 30, 2021. The six-month increase was driven by increased depreciation of $4.8 million driven by the Company's increased network infrastructure associated with the continuing expansion of the Ting Internet footprint and depreciation of Wavelo's new MONOS platform. This increase from depreciation was followed by increased network costs of $2.1 million from increased personnel and contracted service costs focused on Fiber Internet Services and Platform Services segments, as well as a small increase in amortization of intangible assets of $0.4 million driven by the prior period acquisition of Simply Bits, partially offset by the full amortization of Ascio Technology intangible asset in the six months ended June 30, 2021.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Sales and marketing	$13,503	$9,376	$25,490	$17,687
Increase over prior period	$4,127		$7,803
Increase - percentage	44%		44%
Percentage of net revenues	16%	12%	16%	12%

Sales and marketing expenses for the three months ended June 30, 2022 increased by $4.1 million, or 43%, to $13.5 million as compared to the three months ended June 30, 2021. This three-month increase primarily related to the investment in hiring additional personnel for both Ting Internet and Wavelo's sales, product, marketing, customer support and success teams to drive growth in our Fiber Internet Services segment and to support the launch and go to market strategy of our Platform Services segment. The current period also includes the teams acquired as part of the Simply Bits acquisition. Outside of additional hiring, personnel costs were significantly impacted by wage inflation across our three segments, with issued increases in excess of 5% to align with economic conditions and market rates. In addition to personnel related costs, both marketing related costs and facility costs increased to drive active subscription growth given the increase in serviceable addresses available to our Fiber Internet Services segment and to support our growing workforce in select Ting towns across the United States.

Sales and marketing expenses for the six months ended June 30, 2022 increased by $7.8 million, or 44%, to $25.5 million as compared to the six months ended June 30, 2021. This six-month increase primarily related to the investment in hiring additional personnel for both Ting Internet and Wavelo's sales, product, marketing, customer support and success teams to drive growth in our Fiber Internet Services segment and to support the launch and go to market strategy of our Platform Services segment. The current period also includes the teams acquired as part of the Simply Bits acquisition. Outside of additional hiring, personnel costs were significantly impacted by wage inflation across our three segments, with issued increases in excess of 5% to align with economic conditions and market rates. In addition to personnel related costs, both marketing related costs and facility costs increased to drive active subscription growth given the increase in serviceable addresses available to our Fiber Internet Services segment and to support our growing workforce in select Ting towns across the United States.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Technical operations and development	$3,465	$3,170	$7,230	$6,302
Increase over prior period	$295		$928
Increase - percentage	9%		15%
Percentage of net revenues	4%	4%	4%	4%

Technical operations and development expenses for the three months ended June 30, 2022 increased by $0.3 million, or 9%, to $3.5 million when compared to the three months ended June 30, 2021. The increase in costs relates primarily to increased spending on both personnel costs and external contractors to provide development resources to assist our internal engineering teams with development aspects of the MONOS and ISOS platforms. Personnel costs were also significantly impacted by wage inflation across our three segments, with issued increases in excess of 5% to align with economic conditions and market rates.

Technical operations and development expenses for the six months ended June 30, 2022 increased by $0.9 million, or 15%, to $7.2 million when compared to the six months ended June 30, 2021. The increase in costs relates primarily to increased spending on both personnel costs and external contractors to provide development resources to assist our internal engineering teams with development aspects of the MONOS and ISOS platforms. Personnel costs were also significantly impacted by wage inflation across our three segments, with issued increases in excess of 5% to align with economic conditions and market rates.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$6,814	$5,210	$14,110	$10,163
Increase over prior period	$1,604		$3,947
Increase - percentage	31%		39%
Percentage of net revenues	8%	7%	9%	7%

General and administrative expenses for the three months ended June 30, 2022 increased by $1.6 million, or 31% to $6.8 million as compared to the three months ended June 30, 2021.  The increase was primarily driven by an increase in personnel costs driven by the growth of teams acquired as part of the Simply Bits acquisition and continued investment in hiring for administrative teams to better support our segments as part of our new corporate reorganization. Outside of additional hiring, personnel costs were significantly impacted by wage inflation across our three segments, with issued increases in excess of 5% to align with economic conditions and market rates. Another driver of the increase was the higher stock-based compensation expenses in order to attract, retain and scale core administrative teams to meet projected Company growth. Smaller contributors to the increase include other miscellaneous expenses such as business taxes, bank charges and facility costs driven by our Fiber Internet Services segment and the continuing expansion of the Ting Internet footprint.

General and administrative expenses for the six months ended June 30, 2022 increased by $3.9 million, or 39% to $14.1 million as compared to the six months ended June 30, 2021.  The increase was primarily driven by an increase in personnel costs driven by the growth of teams acquired as part of the Simply Bits acquisition and continued investment in hiring for administrative teams to better support our segments as part of our new corporate reorganization. Outside of additional hiring, personnel costs were significantly impacted by wage inflation across our three segments, with issued increases in excess of 5% to align with economic conditions and market rates. Another driver of the increase was the higher stock-based compensation expenses in order to attract, retain and scale core administrative teams to meet projected Company growth. Smaller contributors to the increase include other miscellaneous expenses such as business taxes, bank charges and facility costs driven by our Fiber Internet Services segment and the continuing expansion of the Ting Internet footprint.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation of property and equipment	$146	$127	$294	$248
Increase over prior period	$19		$46
Increase - percentage	15%		19%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs remained flat for the three months ended June 30, 2022 at $0.1 million when compared to the three months ended June 30, 2021.

Depreciation costs increased less than $0.1 million for the six months ended June 30, 2022, to $0.3 million when compared to the six months ended June 30, 2021. This increase was a result of increased fixed assets in the period.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Amortization of intangible assets	$2,465	$2,322	$4,930	$4,642
Increase over prior period	$143		$288
Increase - percentage	6%		6%
Percentage of net revenues	3%	3%	3%	3%

Amortization of intangible assets for the three months ended June 30, 2022 increased by $0.1 million to $2.5 million as compared to the three months ended June 30, 2021. This increase was a result of the acquisition of Uniregistry assets in the fourth quarter of Fiscal 2021.

Amortization of intangible assets for the six months ended June 30, 2022 increased by $0.3 million to $4.9 million as compared to the six months ended June 30, 2021. This increase was a result of the acquisition of Uniregistry assets in the fourth quarter of Fiscal 2021.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Loss (gain) on currency forward contracts	$-	$63	$-	$(190)
Decrease over prior period	$(63)		$190
Decrease - percentage	100%		100%
Percentage of net revenues	-%	-%	-%	-%

The Company recorded a net loss of nil in the change in fair value of outstanding contracts as well as realized on matured contracts during the three months ended June 30, 2022, compared to a net loss of $0.1 million during the three months ended June 30, 2021.

The Company recorded a net loss of nil in the fair value of outstanding contracts as well as realized on matured contracts during the six months ended June 30, 2022, compared to a net gain of $0.2 million during the six months June 30, 2021.

At June 30, 2022, our balance sheet reflects a derivative instrument asset of $2.0 million and a liability of less than $0.1 million as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Other income (expense), net	$2,048	$3,722	$4,955	$8,085
Increase over prior period	$(1,674)		$(3,130)
Increase - percentage	(45)%		(39)%
Percentage of net revenues	2%	5%	3%	6%

Other Income during the three months ended June 30, 2022 decreased by $1.7 million when compared to the three months ended June 30, 2021. This was driven by higher interest incurred on our Second Amended 2019 Credit Facility (as defined below) of $1.4 million with the majority of the borrowings used to support the current build-out of the Ting Internet fiber network, and previous loan balance obtained to fund the acquisition of eNom, Ascio, Cedar and Simply Bits. In addition to higher interest expense, the Company experienced a $0.3 million decrease in the gain on sale of Ting Customer Assets to DISH in the current period. As described above, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement, as form of consideration for the sale of the legacy customer relationships. The Company expects the gain on the sale of Ting Customer Assets to continue to decrease over the term of the payout as legacy customers naturally churn away from Ting Mobile.

Other Income during the six months ended June 30, 2022 decreased by $3.1 million when compared to the six months ended June 30, 2021. This was partly due to higher interest incurred on our Second Amended 2019 Credit Facility (as defined below) of $2.3 million with the majority of the borrowings used to support the current build-out of the Ting Internet fiber network, and previous loan balance obtained to fund the acquisition of eNom, Ascio, Cedar and Simply Bits. In addition to higher interest expense, the Company experienced a $0.9 million decrease in the gain on sale of Ting Customer Assets to DISH in the current period. As described above, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement, as form of consideration for the sale of the legacy customer relationships. The Company expects the gain on the sale of Ting Customer Assets to continue to decrease over the term of the payout as legacy customers naturally churn away from Ting Mobile.

INCOME TAXES

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Provision for income taxes	$738	$(119)	$1,817	$964
Increase in provision over prior period	$857		$853
Increase - percentage	*		*
Effective tax rate	(31)%	(7)%	(42)%	20%

* not meaningful

Income tax expense for the three and six months ended June 30, 2022 increased by $0.9 million respectively when compared to the three and six months ended June 30, 2021. The change in effective tax rate is primarily due to an increase in valuation allowance on foreign tax credit as a result of a change in the geographical mix of income, reduced excess tax benefits related to stock-based compensation, and it is partially offset by the change in net income before tax for the period.

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

The following table reconciles adjusted EBITDA to net income:

Reconciliation of Adjusted EBITDA to Income before Provision for Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands of US Dollars)	2022	2021	2022	2021
(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Adjusted EBITDA	$11,700	$11,158	$23,012	$23,881
Depreciation of property and equipment	6,735	4,211	12,778	7,970
Impairment and loss on disposition of property and equipment	95	6	507	66
Amortization of intangible assets	2,843	2,346	5,686	4,965
Interest expense, net	2,422	1,003	4,217	1,939
Accretion of contingent consideration	50	95	148	191
Stock-based compensation	1,436	1,209	2,828	2,231
Unrealized loss (gain) on change in fair value of forward contracts	-	191	-	357
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	46	42	100	106
Acquisition and other costs[1]	460	367	1,076	1,136

Income before provision for income taxes	$(2,387)	$1,688	$(4,328)	$4,920

[1]Acquisition and other costs represent transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses, primarily related to our acquisitions, including Simply Bits in November 2021. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments

Adjusted EBITDA increased by $0.5 million to $11.7 million for the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. The increase in adjusted EBITDA from period-to-period was primarily driven by increased contribution from our Platform Services segment due to increased revenue growth in MONOS Platform fees as additional DISH subscribers migrate to the platform. This is increase was partially offset by decreased contribution from the increased investment in our Fiber Internet Services segment for the ramp of expenditures related to the Fiber Internet network build and expansion plan. This was further decreased from Domain Services as we experience the reduced contribution from continued normalization of domain registrations and slowed renewal rates relative to patterns experienced over the last fiscal years from the COVID-19 pandemic.

Adjusted EBITDA decreased by $0.9 million to $23.0 million for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. The decrease in adjusted EBITDA from period-to-period was primarily driven by decreased contribution from the increased investment in our Fiber Internet Services segment for the ramp of expenditures related to the Fiber Internet network build and expansion plan. This was further decreased from Domain Services as we experience the reduced contribution from continued normalization of domain registrations and slowed renewal rates relative to patterns experienced over the last fiscal years from the COVID-19 pandemic. These decreases were partially offset by increased contribution from our Platform Services segment due to increased revenue growth in MONOS platform fees as additional DISH subscribers migrate to the platform.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The following table presents other comprehensive income for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Other comprehensive income (loss)	$121	$(773)	$1,155	$(1,239)
Increase over prior period	$894		$2,394
Increase - percentage	(116)%		(193)%
Percentage of net revenues	0%	(1)%	1%	(1)%

The impact of the fair value adjustments on outstanding hedged contracts for the three months ended June 30, 2022 was a gain in OCI before reclassifications of $0.2 million as compared to a gain in OCI of $0.2 million before reclassifications for the three months ended June 30, 2021.

The net amount reclassified to earnings during the three months ended June 30, 2022 was a loss of less than $0.1 million compared to a loss of $1.0 million during the three months ended June 30, 2021.

The impact of the fair value adjustments on outstanding hedged contracts for the six months ended June 30, 2022 was a gain in OCI before reclassifications of $1.2 million as compared to a gain in OCI of $0.6 million before reclassifications for the six months ended June 30, 2021.

The net amount reclassified to earnings during the six months ended June 30, 2022 was a loss of less than $0.1 million compared to a loss of $1.9 million during the six months ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, our cash and cash equivalents balance decreased by $2.6 million when compared to December 31, 2021. Our principal uses of cash were $53.3 million for the continued investment in property and equipment driven by Ting Internet expansion, $3.1 million related to the contingent consideration related to the acquisition of Cedar and Simply Bits, $0.3 million related to the payment of loan payable costs, and $0.1 million related to the acquisition of intangible assets. These uses of cash were partially offset by $35.7 million proceeds received from the drawdown of the Second Amended 2019 Credit Facility, $17.9 million from cash provided from operating activities and $0.6 million from the proceeds received on the exercise of stock options.

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

Third Amended 2019 Credit Facility

On August 8, 2022, the Company entered into the Amended Credit Agreement with the Lenders.  The Amended Credit Agreement continues to provide the Company with access to the Credit Facility. Under the Amended Credit Agreement, and in connection with the Unit Purchase Agreement the Lenders have agreed that Ting Fiber, Inc. (converted to Ting LLC) and its wholly owned subsidiaries shall cease to be Guarantors under the Credit Facility and shall automatically be released from their respective guarantee and security documents, including a release of the Lenders' security interests and liens upon the assets of such entities. Additionally, the Amended Credit Agreement has extended the maturity of the Credit Facility to June 14, 2024. The Company is subject to the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.00:1.00 until September 29, 2023 and 3.75:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00.  The financial covenant calculations will exclude the financial results of Ting Fiber Inc. (converted to Ting LLC) and its wholly owned subsidiaries. The Amended Credit Agreement added SOFR Loans as a form of advance available under the Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum).

Cash Flow from Operating Activities

Net cash inflows from operating activities during the six months ended June 30, 2022 totaled $18.0 million, an increase of 2% when compared to the six months ended June 30, 2021.

Net income, after adjusting for non-cash charges, during the six months ended June 30, 2022 was $13.3 million, a decrease of 28% when compared to the prior year. Net income included non-cash charges and recoveries of $19.4 million such as depreciation, amortization, stock-based compensation, loss (gain) on change in fair value of currency forward contracts, net right of use operating asset or liability, accretion of contingent consideration, amortization of debt discount and issuance costs, impairment of property and equipment, loss on disposal of domain names, net amortization of contract costs, excess tax benefits on stock-based compensation, and deferred income taxes (recovery). In addition, changes in our working capital contributed net cash of $4.7 million. Utilized cash of $10.9 million from the changes in contract assets, inventory, deferred costs of fulfillment, and accreditation fees payable were offset by positive contributions of $15.6 million from movements in accounts payable, income taxes recoverable, accrued liabilities, deferred revenue, prepaid expenses and deposits, accounts receivable, as well as customer deposits.

Cash Flow from Financing Activities

Net cash inflows from financing activities during the six months ended June 30, 2022 totaled $32.9 million, an increase of 71% when compared to the six months ended June 30, 2021. Total cash inflows were driven by $35.7 million of proceeds received from drawdown of the Credit Facility, as well as $0.6 million from proceeds received on exercise of stock options. These cash inflows were partially offset by $3.1 million related to the contingent consideration related to the acquisition of Cedar and Simply Bits as well as $0.3 million related to the payment of loan payable costs.

Cash Flow from Investing Activities

Investing activities during the six months ended June 30, 2022 used net cash of $53.5 million, an increase of 42% when compared to the six months ended June 30, 2021. Cash outflows of $53.3 million primarily related to the investment in property and equipment, primarily to support the continued expansion of our Ting Internet Fiber network footprints in California, Colorado, Idaho, North Carolina and Virginia as we seek to extend both our current network and expand to new markets. We expect our capital expenditures on building and expanding our fiber network to continue to increase during Fiscal 2022. In addition to investment in property and equipment, the current period used $0.1 million for the acquisition of other intangible assets.

Material Cash Requirements

In order to continue the Company’s planned expansion of the Ting Internet footprint, the Company will need to access additional financing under the Unit Purchase Agreement by meeting certain predetermined operational and financial drawdown milestones. Under the Unit Purchase Agreement, from the Transaction Close until the earlier of (i) the End Date and (ii) the date upon which Generate has purchased $140 million of Series A Preferred units pursuant to Milestone Fundings, Ting LLC is required to pay Generate a standby fee at a rate of 0.50% of the unpaid $140 million capital commitment which will be paid quarterly. In addition, in order to further accelerate the expansion of the Ting Internet footprint, the Company may seek additional financing, which may include an equity or debt issuance, a partnership or collaborating arrangement with another third party. We may not be able to secure additional financing on favorable terms, or at all, at the time when we need that funding. We currently have no commitments or agreements regarding the acquisition of other businesses. Any additional financing may be dilutive to existing investors.

In our 2021 Annual Report, we disclosed our material cash requirements. As of June 30, 2022, other than the items mentioned above, there have been no other material changes to our material cash requirements outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of June 30, 2022.

We are also subject to market risk exposure related to changes in interest rates under our Second Amended 2019 Credit Facility. In an effort to mitigate a portion of our market risk exposure the Company has entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to variable interest payments on the Second Amended 2019 Credit facility. The notional value of the swap at June 30, 2022 is $70 million, consistent with December 31, 2021.

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

As of June 30, 2022, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset

July - September 2022	$16,029	1.2903	$41
October - December 2022	14,897	1.2906	45
	$30,926	1.2904	$86

As of June 30, 2022, the Company had $30.9 million of outstanding foreign exchange forward contracts which will convert to $39.9 million Canadian dollars. Of these contracts, $30.9 million met the requirements for hedge accounting. As of December 31, 2021, the Company held contracts in the amount of $25.2 million to trade U.S. dollars in exchange for $32.0 million Canadian dollars. Of these contracts, $25.2 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended June 30, 2022. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended June 30, 2022. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended June 30, 2022 of approximately $1.5 million, before the effects of hedging. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of June 30, 2022, we had an outstanding balance of $226.4 million on the Second Amended 2019 Credit Facility.  The Second Amended 2019 Credit Facility bears a base interest rate based on borrowing elections by the Company with a marginal rate calculated as a function of the Company's total Funded Debt to EBITDA plus the LIBOR rate. In May 2020, the Company entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to the variable interest payments on the Credit facility. The notional value of the interest rate swap was $70 million as of June 30, 2022, consistent with December 31, 2021. The Company does not use the interest rate swap for trading or speculative purposes. The contract is coterminous with the Credit facility, maturing in June 2023. As of June 30, 2022, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Second Amended 2019 Credit Facility by approximately $1.6 million, after the effects of hedging, assuming that the loan balance as of June 30, 2022 is outstanding for the entire period.

As of June 30, 2022 the Company was charged interest based on LIBOR, a key global reference interest rate. The interest is partially hedged by interest rate swaps held by the Company. Currently, LIBOR’s regulator and administrators are seeking to discontinue the publication of LIBOR. Global markets working groups around the world continue to search and recommend an alternative reference rate for LIBOR. In the U.S., the Alternative Reference Rates Committee (“ARRC”) has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD LIBOR. In October 2021, ARRC recommended market participants to cease entering into new contracts referencing USD LIBOR by December 31, 2021. All existing contracts are to be amended and replaced with reference to SOFR by June 30, 2023, at which time all USD LIBOR rates will cease publication. The Third Amended and Restated Senior Secured Credit Agreement amended the Second Amended 2019 Credit Facility to, among other things, transition from LIBOR to SOFR, as more fully described in Note 19(b) - Subsequent events. The interest rate swaps will need to be amended to reflect the alternative reference rate and we may adopt some of the practical expedients provided by ASU 2020-04. As mentioned above, the Company has assessed which existing contracts reference LIBOR and will continue to monitor the situation and have proactive discussions and renegotiations with counterparties around the reference rate change as appropriate.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)    Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factors are provided to update the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. The risks described in this Quarterly Report and in our Annual Report on Form 10-K and other Quarterly Reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Our preferred share unit financing arrangement could adversely affect our financial condition, our ability to operate our business, divert our cash flow from operations for debt payments, and prevent us from meeting our debt obligations. Our preferred share financing agreement imposes predetermined operational and financial drawdown milestones on our Fiber Internet Services segment, which may prevent us from obtaining additional financing under such preferred unit financing arrangement.

On August 8, 2022, Ting LLC entered into the Unit Purchase Agreement with Generate under which Ting LLC has committed to issue and sell $60 million of Series A Preferred Units at the Initial Funding, subject to customary closing conditions, and an additional aggregate of $140 million Series A Preferred Units if the Milestones are achieved over a three year period from the date of the Transaction Close. The Series A Preferred Units will accrue a preferred return of 15% per annum (subject to certain adjustments as described below) on a non-cash basis under the first 24 months under the Unit Purchase Agreement. Our ability achieve the Milestones to access the additional funding, as well as to generate cash flow from operations to make the payments in respect of the preferred return, will depend on our future performance, which will be affected by a range of economic, competitive and business factors as well as changes in government monetary or fiscal policy. The failure to access the additional funding or pay the preferred return, could have a material adverse effect on our business. In addition, the Company is obligated to redeem Generate's equity interests for an amount equal to the outstanding capital balance plus the unsatisfied preferred return (and pay a make-whole premium if the redemption occurs within the four years following the Transaction Close), upon certain conditions, including a material breach of any Tucows' credit agreement that is not cured, the failure to pay the preferred return in two consecutive quarters following the second anniversary of the Transaction Close, and the six year anniversary of the Transaction Close.

We are subject to minimum purchase commitments with some partner network providers

In some Ting markets, our Fiber Internet Services segment operates Internet networks owned by third parties, such as municipalities or private entities (“Partner Network Providers”), as opposed to owning and constructing the Internet network ourselves. The Company pays a fee to Partner Network Providers in exchange for the use of the Internet network. Fees are commonly subject to minimum purchase commitments which can vary in their structure, but often increase as the Internet network is constructed and Ting is provided access to more serviceable addresses. In order to generate profit and avoid losses in these partner markets, we must generate enough revenue to offset our costs, including our minimum purchase commitments by attracting new customers and managing attrition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2022, the Company announced that its Board approved a stock buyback program (the "2022 Buyback Program") to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 11, 2022 and will terminate on or before February 10, 2023. For the three and six months ended June 30, 2022, the Company did not repurchase any shares under the 2022 Buyback Program.

On August 8, 2022, Ting LLC entered into the Unit Purchase Agreement pursuant to which Ting LLC will sell and issue 10,000,000 of its Series A Preferred Units to Generate at a cash purchase price of $6.00 per Series A Preferred Unit for an aggregate purchase price of $60 million at the Initial Funding. The sale of such shares was not registered under the Securities Act because it was made in a transaction exempt from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Issuance of Preferred Units by Ting Fiber, LLC

On August 8, 2022, the Company completed an "F" reorganization for U.S. federal income tax purposes whereby Ting Fiber, Inc., was converted to Ting LLC upon the filing of a Certificate of Conversion with the office of the Secretary of State of the State of Delaware.

Subsequently on August 8, Ting LLC entered into the Unit Purchase Agreement pursuant to which Ting LLC will issue and sell 10,000,000 units of its Series A Preferred Units to Generate at a cash purchase price of $6.00 per unit at the Initial Funding. Under the Unit Purchase Agreement, after the Initial Funding until the End Date Ting LLC will, upon achievement of pre-determined operational and financial drawdown milestones, issue and sell to Generate in subsequent fundings an aggregate of 23,333,333.34 units of additional Series A Preferred Units on the same terms and conditions as in the Initial Funding. The investment will provide Ting LLC $60 million of capital upon the Initial Funding, with an additional $140 million of capital commitments available to Ting LLC over the subsequent three-year period if the Milestones are achieved. From the Transaction Close until the earlier of (i) the End Date and (ii) the date upon which Generate has purchased $140 million of Series A Preferred Units pursuant to Milestone Fundings, Ting LLC is required to pay Generate a standby fee which will be calculated at a rate of 0.50% of the unpaid $140 million capital commitment which will be paid quarterly.

Concurrent with the Transaction Close, Ting LLC and Generate entered into the LLC Agreement. Under the LLC Agreement, the Series A Preferred Units will accrue preferred return at a rate of 15% per annum (subject to certain adjustments as described below) on a non-cash basis for the first 24 months following the Initial Funding; in addition Ting LLC will grant Generate certain customary and other minority protections, including, without limitation, the appointment of one Manager to the newly formed three-person Board of Managers of Ting LLC.

In addition, concurrent with the Transaction Close, Ting  LLC and Generate Affiliate will enter into the ECC Agreement, providing for up to $400 million of additional capital commitments from Generate Affiliate under which Ting and Generate Affiliate will jointly evaluate, build and operate new ECC Networks and form a joint venture entity to own such ECC Networks. If Generate Affiliate and Ting LLC approve new ECC Networks under the ECC Agreement, then Generate Affiliate is expected to provide equity financing through the aforementioned capital commitments and be responsible for building and maintaining the ECC Networks while Ting LLC will lease the ECC Networks from Generate Affiliate to conduct its business as an ISP anchor tenant. Ting LLC has the option, but not the obligation, to participate in such equity financing. Subject to the value of the ECC Networks approved under the ECC Agreement the rate of preferred return on the Series A Preferred Units purchased under the Unit Purchase Agreement may be adjusted down to a floor of 13% or up to a ceiling of 17% per annum.

Third Amended and Restated Credit Agreement

On August 8, 2022, the Company entered into the Amended Credit Agreement with the Lenders.  The Amended Credit Agreement continues to provide the Company with access to an aggregate of $240 million in committed funds under the Credit Facility. Under the Amended Credit Agreement, and in connection with the Unit Purchase Agreement the Lenders have agreed that Ting Fiber, Inc. (converted to Ting LLC) and its wholly owned subsidiaries shall cease to be Guarantors under the Credit Facility and shall automatically be released from their respective guarantee and security documents, including a release of the Lenders' security interests and liens upon the assets of such entities. Additionally, the Amended Credit Agreement has extended the maturity of the Credit Facility to June 14, 2024. The Company is subject to the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.00:1.00 until September 29, 2023 and 3.75:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00.  The financial covenant calculations will exclude the financial results of Ting Fiber Inc. (converted to Ting LLC) and its wholly owned subsidiaries. The Amended Credit Agreement added SOFR Loans as a form of advance available under the Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum).

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

3.3	Amendment No. 1 to Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by Reference to Exhibit 3.3 filed with Tucows’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).
10.1	Amending agreement No.1 to the Second Amended and Restated Senior Secured Credit Agreement, dated March 31, 2022 (Incorporated by Reference to Exhibit 3.4 filed with Tucows' Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
10.2#	Amending agreement No.2 to the Second Amended and Restated Senior Secured Credit Agreement, dated June 29, 2022, by and among Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders.
31.1#	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification
31.2#	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification
32.1†	Chief Executive Officer's Section 1350 Certification †
32.2†	Chief Financial Officer's Section 1350 Certification †
101.INS#	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2022	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ DAVINDER SINGH
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)