Form 10-Q
period 2022-09-30
TUCOWS INC /PA/
filed 2022-11-03
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, there were 10,793,390 outstanding shares of common stock, no par value, of the registrant.

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

PART I.    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	September 30,	December 31,
	2022	2021

Assets

Current assets:
Cash and cash equivalents	$30,506	$9,105
Accounts receivable, net of allowance for doubtful accounts of $736 as of September 30, 2022 and $541 as of December 31, 2021	14,718	14,579
Contract asset, current portion (note 10)	3,451	778
Inventory	5,888	3,277
Prepaid expenses and deposits	18,627	20,986
Derivative instrument asset, current portion (note 5)	2,015	299
Deferred costs of fulfillment, current portion (note 11)	94,324	94,506
Income taxes recoverable	2,745	3,474
Total current assets	172,274	147,004

Contract asset, long-term portion (note 10)	4,611	-
Deferred costs of fulfillment, long-term portion (note 11)	17,602	18,205
Derivative instrument asset, long-term portion (note 5)	-	278
Investments	2,012	2,012
Deferred tax asset	14	22
Property and equipment	254,159	172,662
Right of use operating lease asset	20,702	17,515
Contract costs	1,687	1,079
Intangible assets (note 6)	41,996	50,409
Goodwill (note 6)	130,410	130,410
Total assets	$645,467	$539,596

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$18,538	$10,016
Accrued liabilities	17,196	15,240
Customer deposits	14,773	16,974
Derivative instrument liability, current portion (note 5)	1,989	125
Operating lease liability, current portion (note 12)	4,591	3,150
Deferred revenue, current portion (note 10)	124,468	124,116
Accreditation fees payable, current portion	802	882
Income taxes payable	1,642	102
Other current liabilities	1,950	3,078
Total current liabilities	185,949	173,683

Deferred revenue, long-term portion (note 10)	22,664	23,677
Accreditation fees payable, long-term portion	153	170
Operating lease liability, long-term portion (note 12)	12,828	11,853
Loan payable, long-term portion (note 7)	238,840	190,748
Redeemable Preferred Shares (note 18)	60,516	-
Other long-term liability (note 4)	-	1,804
Deferred tax liability	18,966	22,569

Stockholders' equity (note 14)
Preferred stock - no par value, 1,250,000 shares authorized; none issued and outstanding	-	-
Common stock - no par value, 250,000,000 shares authorized; 10,790,630 shares issued and outstanding as of September 30, 2022 and 10,747,417 shares issued and outstanding as of December 31, 2021	31,035	28,515
Additional paid-in capital	5,448	2,764
Retained earnings	69,344	83,470
Accumulated other comprehensive income (note 5)	(276)	343
Total stockholders' equity	105,551	115,092
Total liabilities and stockholders' equity	$645,467	$539,596

Contingencies (note 19)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Net revenues (note 10)	$78,050	$75,893	$242,233	$221,861

Cost of revenues (note 10)
Direct cost of revenues	48,302	49,540	147,023	144,860
Network, other costs	4,244	3,445	13,188	10,295
Network, depreciation of property and equipment	7,136	4,622	19,620	12,344
Network, amortization of intangible assets (note 6)	378	21	1,134	344
Network, impairment of property and equipment	3	241	30	302
Total cost of revenues	60,063	57,869	180,995	168,145

Gross profit	17,987	18,024	61,238	53,716

Expenses:
Sales and marketing	13,894	9,892	39,384	27,579
Technical operations and development	2,983	3,742	10,212	10,044
General and administrative	7,897	5,069	22,006	15,232
Depreciation of property and equipment	149	136	443	384
Loss on disposition of property and equipment	(19)	229	461	234
Amortization of intangible assets (note 6)	2,464	2,267	7,394	6,909
Loss (gain) on currency forward contracts (note 5)	-	(87)	-	(277)
Total expenses	27,368	21,248	79,900	60,105

Income (Loss) from operations	(9,381)	(3,224)	(18,662)	(6,389)

Other income (expenses):
Interest expense, net	(4,337)	(1,169)	(8,555)	(3,108)
Gain on sale of Ting customer assets, net (note 17)	4,737	5,564	14,009	15,767
Other expense, net	(27)	(95)	(128)	(274)
Total other income (expenses)	373	4,300	5,326	12,385

Income (Loss) before provision for income taxes	(9,008)	1,076	(13,336)	5,996

Provision for income taxes (note 8)	(1,027)	(299)	790	665

Net income for the period	(7,981)	1,375	(14,126)	5,331

Other comprehensive income, net of tax
Unrealized income (loss) on hedging activities (note 5)	(1,674)	(501)	(510)	115
Net amount reclassified to earnings (note 5)	(100)	(884)	(109)	(2,739)
Other comprehensive income net of tax expense (recovery) of ($566) and ($419) for the three months ended September 30, 2022 and September 30, 2021, ($197) and ($794) for the nine months ended September 30, 2022 and September 30, 2021 (note 5)	(1,774)	(1,385)	(619)	(2,624)

Comprehensive income, net of tax for the period	$(9,755)	$(10)	$(14,745)	$2,707

Basic earnings/(loss) per common share (note 9)	$(0.74)	$0.13	$(1.31)	$0.50

Shares used in computing basic earnings per common share (note 9)	10,779,348	10,679,309	10,766,657	10,643,798

Diluted earnings/(loss) per common share (note 9)	$(0.74)	$0.13	$(1.31)	$0.49

Shares used in computing diluted earnings per common share (note 9)	10,779,348	10,819,716	10,766,657	10,800,361

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Cash provided by:
Operating activities:
Net income/(loss) for the period	$(7,981)	$1,375	$(14,126)	$5,331
Items not involving cash:
Depreciation of property and equipment	7,285	4,758	20,063	12,728
Impairment of property and equipment	3	241	30	302
Amortization of debt discount and issuance costs	215	68	482	202
Amortization of intangible assets	2,842	2,288	8,528	7,253
Net amortization contract costs	(136)	(189)	(608)	(444)
Accretion of contingent consideration	50	96	198	287
Deferred income taxes (recovery)	(1,658)	(488)	(3,397)	(1,368)
Excess tax benefits on share-based compensation expense	(103)	(323)	(158)	(868)
Net Right of use operating assets/Operating lease liability	(715)	(2,378)	(771)	(2,149)
Loss on disposal of domain names	-	-	2	1
Accretion of redeemable preferred shares	1,250	-	1,250	-
Loss (gain) on change in the fair value of forward contracts	(135)	249	(135)	606
Amortization of discontinued cash flow hedge from Accumulated other income	(254)	-	(254)	-
Stock-based compensation	1,569	1,126	4,396	3,357
Change in non-cash operating working capital:
Accounts receivable	(1,192)	(11)	(139)	718
Contract assets	892	(2,783)	(7,284)	(2,783)
Inventory	(1,092)	(275)	(2,611)	(1,236)
Prepaid expenses and deposits	684	918	2,359	(1,874)
Deferred costs of fulfillment	1,915	1,442	785	(2,130)
Income taxes recoverable	859	532	2,426	(2,502)
Accounts payable	791	271	6,949	2,289
Accrued liabilities	(491)	(1,828)	1,954	1,941
Customer deposits	(2,528)	(673)	(2,201)	(263)
Deferred revenue	(3,050)	(2,873)	(666)	(258)
Accreditation fees payable	(28)	(51)	(97)	(45)
Net cash provided by (used in) operating activities	(1,008)	1,492	16,975	19,095

Financing activities:
Proceeds received on exercise of stock options	237	1,368	808	2,844
Proceeds from redeemable preferred shares	60,000	-	60,000	-
Deferred Preferred Financing Costs	(754)	-	(754)	-
Payment of tax obligations resulting from net exercise of stock options	-	(89)	-	(387)
Contingent consideration for acquisitions	-	-	(3,125)	-
Proceeds received on loan payable	12,600	10,000	48,300	28,000
Payment of loan payable costs	(403)	-	(668)	-
Net cash (used in) provided by financing activities	71,680	11,279	104,561	30,457

Investing activities:
Additions to property and equipment	(46,676)	(14,488)	(100,018)	(50,093)
Investment in securities	-	-	-	(2,012)
Acquisition of intangible assets	-	(6)	(117)	(223)
Net cash used in investing activities	(46,676)	(14,494)	(100,135)	(52,328)

Increase (decrease) in cash and cash equivalents	23,996	(1,723)	21,401	(2,776)

Cash and cash equivalents, beginning of period	6,510	7,258	9,105	8,311
Cash and cash equivalents, end of period	$30,506	$5,535	$30,506	$5,535

Supplemental cash flow information:
Interest paid	$3,005	$1,144	$6,891	$3,083
Income taxes paid, net	$472	$212	$2,759	$6,008
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$1,671	$1,772	$1,671	$1,772

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

2. Basis of Presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at  September 30, 2022 and the results of operations and cash flows for the interim periods ended September 30, 2022 and 2021. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. Other than the exception noted below, these interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in Tucows' 2021 Annual Report on Form 10-K filed with the SEC on March 1, 2022 (the “2021 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three and nine months ended September 30, 2022 as compared to the significant accounting policies and estimates described in our 2021 Annual Report, except as described in Note 13 - Segment Reporting and Note 18 - Redeemable Preferred Shares.

3. Recent Accounting Pronouncements:

Recent Accounting Pronouncements Not Yet Adopted

None.

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

The Company has designated certain of these foreign exchange transactions as cash flow hedges of forecasted transactions under ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASC Topic 815”). For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. The Company has also designated the interest rate swap as a cash flow hedge of expected future interest payments. Accordingly, for the foreign exchange, unrealized gains or losses on the effective portion of these contracts have been included within other comprehensive income and reclassified to earnings when the hedged transaction is recognized in earnings. Cash flows from hedging activities are classified under the same category as the cash flows from the hedged items in the consolidated statements of cash flows. The fair value of the contracts, as of  September 30, 2022 and December 31, 2021, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

During the third quarter of fiscal year 2022, the Company elected to discontinue its application of hedge accounting to its interest rate swaps prospectively. The derivatives continue to be carried at fair value in the accompanying Consolidated Balance Sheets with changes in their fair value from the date of discontinuance recognized in current period earnings in Interest expense, net in the Consolidated Statements of Operations and Comprehensive Income. Amounts previously accumulated in Accumulated other comprehensive income prior to discontinuance will continue to be realized over the remaining term of the underlying forecasted interest payments as a component of Accumulated other comprehensive income in Stockholders’ equity and the amounts in AOCI as of the date of the hedge discontinuance will be recorded into interest expense over the original term of the hedged debt. Prior to the discontinuance, for the interest rate swap contracts, unrealized gains or losses on the effective portion of these contracts had been included within other comprehensive income and reclassified to earnings when the hedged transaction is recognized in earnings.

As of September 30, 2022, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $64.6 million, of which $64.6 million met the requirements of ASC Topic 815 and were designated as hedges.

As of December 31, 2021, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $25.2 million, of which $25.2 million met the requirements of ASC Topic 815 and were designated as hedges.

As of September 30, 2022, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset

October - December 2022	$14,897	1.2906	$(971)
January - March 2023	15,132	1.3283	(552)
April - June 2023	13,074	1.3385	(364)
July - September 2023	11,332	1.3633	(102)
October - December 2023	10,150	1.3744	-
	$64,585	1.3351	$(1,989)

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of September 30, 2022 Fair Value Asset	As of December 31, 2021 Fair Value Asset
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$(1,989)	$62
Interest rate swap contract discontinued as a cash flow hedge (net)	Derivative instruments	2,015	$390
Total foreign currency and interest swap forward contracts (net)	Derivative instruments	$26	$452

Movement in accumulated other comprehensive income (AOCI) balance for the three months ended September 30, 2022 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - June 30, 2022	$1,974	$(476)	$1,498
Other comprehensive income (loss) before reclassifications	(2,209)	535	(1,674)
Amount reclassified from AOCI	123	(30)	93
Amortization of discontinued cash flow hedge	(254)	61	(193)
Other comprehensive income (loss) for the three months ended September 30, 2022	(2,340)	566	(1,774)

Ending AOCI Balance - September 30, 2022	$(366)	$90	$(276)

Movement in accumulated other comprehensive income (AOCI) balance for the nine months ended September 30, 2022 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2021	$450	$(107)	$343
Other comprehensive income (loss) before reclassifications	(673)	163	(510)
Amount reclassified from AOCI	111	(27)	84
Amortization of discontinued cash flow hedge	(254)	61	(193)
Other comprehensive income (loss) for the nine months ended September 30, 2022	(816)	197	(619)
Ending AOCI Balance - September 30, 2022	$(366)	$90	$(276)

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended September 30, 2022 and 2021 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(97)
Foreign currency forward contracts for the three months ended September 30, 2022	$(1,666)	Cost of revenues	$(26)

Interest rate swap contract for the three months ended September 30, 2022	$(8)	Interest expense, net	$254

		Operating expenses	$967
Foreign currency forward contracts for the three months ended September 30, 2021	$(466)	Cost of revenues	$219

Interest rate swap contract for the three months ended September 30, 2021	$(35)	Interest expense, net	$(36)

Effects of derivative instruments on income and other comprehensive income (OCI) for the nine months ended September 30, 2022 and 2021 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(145)
Foreign currency forward contracts for the nine months ended September 30, 2022	$(1,941)	Cost of revenues	$(35)

Interest rate swap contract for the nine months ended September 30, 2022	$1,431	Interest expense, net	$323

		Operating expenses	$3,004
Foreign currency forward contracts for the nine months ended September 30, 2021	$42	Cost of revenues	$643

Interest rate swap contract for the nine months ended September 30, 2021	$73	Interest expense, net	$(81)

For those foreign currency forward contracts not designated as hedges, the Company recorded the following fair value adjustments on settled and outstanding contracts (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
Forward currency contracts not designated as hedges:	2022	2021	2022	2021

Gain (loss) on settlement	$-	$336	$-	$883
Gain (loss) on change in fair value	$-	$(249)	$-	$(606)
	-	87	-	277

For those interest rate swap contracts not designated as hedges, the Company recorded the following fair value adjustments on settled and outstanding contracts (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest rate swap contracts not designated as hedges:	2022	2021	2022	2021

Gain (loss) on matured swaps	$254	$-	$254	$-
Gain (loss) on change in fair value on unsettled swaps	$136	$-	$136	$-
	390	-	390	-

6. Goodwill and Other Intangible Assets:

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance is $130.4 million as of  September 30, 2022 and $130.4 million as of December 31, 2021. The Company's goodwill relates 83% ($107.7 million) to the Tucows Domains operating segment, 17% ($22.7 million) to the Ting operating segment and nil to the Wavelo operating segment.

Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present. No impairment was recognized during the three and nine months ended September 30, 2022 and 2021.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended  September 30, 2022 and September 30, 2021, the Company assessed that all domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should be renewed.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years.

Net book value of acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, June 30, 2022	$11,156	$1,133	$3,974	$24,461	$3,082	$1,032	$44,838
Acquisition of customer relationships	-	-	-	-	-	-	-
Amortization expense	-	-	(518)	(2,143)	(156)	(25)	(2,842)
Balances, September 30, 2022	$11,156	$1,133	$3,456	$22,318	$2,926	$1,007	$41,996

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, December 31, 2021	$11,156	$1,135	$5,010	$28,634	$3,392	$1,082	$50,409
Acquisition of customer relationships	-	-	-	117	-	-	117
Additions to/(disposals from) domain portfolio, net	-	(2)	-	-	-	-	(2)
Amortization expense	-	-	(1,554)	(6,433)	(466)	(75)	(8,528)
Balances, September 30, 2022	$11,156	$1,133	$3,456	$22,318	$2,926	$1,007	$41,996

The following table shows the estimated amortization expense for each of the next 5 years and thereafter, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
Remainder of 2022	$2,739
2023	10,102
2024	6,542
2025	4,398
2026	2,665
Thereafter	3,261
Total	$29,707

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

The obligations of the Company under the Amended 2019 Credit Agreement are secured by a first priority lien on substantially all of the personal property and assets of the Company and has a four-year term, maturing on  June 13, 2024.

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

Third Amended 2019 Credit Facility

On August 8, 2022, the Company entered into a Third Amended and Restated Senior Secured Credit Agreement (the “Amended Credit Agreement”) with its existing syndicate of lenders (the Lenders). The Amended Credit Agreement continues to provide the Company with access to an aggregate of $240 million in committed funds (the Credit Facility). Under the Amended Credit Agreement, and in connection with the Unit Purchase Agreement (as defined in Note 18 - Redeemable preferred shares), the Lenders agreed that Ting Fiber Inc. (converted to Ting LLC) and its wholly owned subsidiaries ceased to be Guarantors under the Credit Facility and shall automatically be released from the respective guarantee and security documents, including a release of the Lenders' security interests and liens upon the assets of such entities. Additionally, the Amended Credit Agreement has extended the maturity of the Credit Facility to June 14, 2024. The Company is subject to the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.00:1.00 until September 29, 2023 and 3.75:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. The financial covenant calculations will exclude the financial results of Ting Fiber Inc. (converted to Ting LLC) and its wholly owned subsidiaries. The Amended Credit Agreement also requires the Company to comply with other customary terms and conditions. The Amended Credit Agreement added SOFR Loans as a form of advance available under the Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum).

Credit Facility Terms

The Credit Facility is revolving with interest only payments with no scheduled repayments during the term.

The Amended Credit Facility Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The Amended Credit Agreement was entered into in August 2022 which requires the Company to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.00:1.00 until  September 29, 2023; (ii) 3.75:100 thereafter and; (iii) minimum Interest Coverage Ratio of 3.00:1.00. During the three and nine months ended September 30, 2022, and the three and nine months ended September 30, 2021 the Company was in compliance with these covenants. The Amended Credit Agreement definition of Adjusted EBITDA which is used to calculate the Company's compliance with covenants was previously amended in March of 2022 to align to the definition of Adjusted EBITDA used in Note 13 – Segment Accounting.

Borrowings under the Amended Credit Agreement will accrue interest and standby fees based on the Company’s Total Funded Debt to Adjusted EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:
Availment type or fee	Less than 1.75	Greater than or equal to 1.75 and less than 2.25	Greater than or equal to 2.25 and less than 2.75	Greater than or equal to 2.75 and less than 3.25	Greater than or equal to 3.25 and less than 3.75	Greater than or equal to 3.75
Canadian dollar borrowings based on Bankers’ Acceptance or U.S. dollar borrowings based on SOFR (Margin)	1.50%	1.75%	2.25%	2.50%	2.75%	3.00%
Canadian or U.S. dollar borrowings based on Prime Rate or U.S. dollar borrowings based on Base Rate (Margin)	0.25%	0.50%	1.0%	1.25%	1.50%	1.75%
Standby fees	0.30%	0.35%	0.45%	0.50%	0.55%	0.60%

The following table summarizes the Company’s borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	September 30, 2022	December 31, 2021

Revolver	$239,700	$191,400
Less: unamortized debt discount and issuance costs	(860)	(652)
Total loan payable	238,840	190,748
Less: loan payable, current portion	-	-
Loan payable, long-term portion	$238,840	$190,748

The following table summarizes our scheduled principal repayments as of  September 30, 2022 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2022	$-
2023	-
2024	239,700
$239,700

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

For the three months ended September 30, 2022, the Company recorded an income tax recovery of $1.0 million on net loss before income taxes of $9.0 million, using an estimated effective tax rate for the fiscal year ending December 31, 2022. Our effective tax rates for the three months ended September 30, 2022 differs from the U.S. federal statutory rate primarily due to changes in valuation allowance on foreign tax credit and changes in estimated state tax expense.

For the nine months ended September 30, 2022, the Company recorded an income tax expense of $0.8 million on net loss before income taxes of  ($13.3) million, using an estimated effective tax rate for the fiscal year ending December 31, 2022. Our effective tax rates for the nine months ended September 30, 2022 differs from the U.S. federal statutory rate primarily due to changes in valuation allowance on foreign tax credit, state tax expense and the impact of foreign earnings.

Comparatively, for the three months ended September 30, 2021, the Company recorded an income tax recovery of $0.3 million on net income before income taxes of $1.1 million, using an estimated effective tax rate for the fiscal year ending December 31, 2021 (“Fiscal 2021”).  Our income tax recovery includes a $0.8 million tax recovery related to discrete adjustments resulting from foreign exchange and mark-to-market adjustments as well as the inclusion of a $0.2 million tax recovery related to ASU No. 2016-09— Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense (recovery).

Comparatively, for the nine months ended September 30, 2021, the Company recorded an income tax expense of $0.7 million on income before income taxes of $6.0 million, using an estimated effective tax rate for Fiscal 2021.  Our income tax expense includes a $1.6 million tax recovery related to discrete adjustments resulting from foreign exchange and mark-to-market adjustments as well as the inclusion of a $0.4 million tax recovery related to ASU 2016-09.

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

9. Basic and Diluted Earnings per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of US dollars, except for share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Numerator for basic and diluted earnings per common share:
Net income/(loss) for the period	$(7,981)	$1,375	$(14,126)	$5,331

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,779,348	10,679,309	10,766,657	10,643,798
Effect of outstanding stock options	-	140,407	-	156,563
Diluted weighted average number of shares outstanding	10,779,348	10,819,716	10,766,657	10,800,361

Basic earnings (loss) per common share	$(0.74)	$0.13	$(1.31)	$0.50

Diluted earnings (loss) per common share	$(0.74)	$0.13	$(1.31)	$0.49

For the three and nine months ended September 30, 2022, the Company recorded a net loss, thus all outstanding options were considered anti-dilutive and excluded from the computation of diluted income per common share.

For the three months ended September 30, 2021 options to purchase 92,470 common shares were not included in the computation of diluted income per common share because the options’ exercise price was greater than the average market price of the common shares for the period.

For the nine months ended September 30, 2021, options to purchase 44,150 common shares were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares for the period.

10. Revenue:

Significant accounting policy

The Company’s revenues are derived from (a) the provisioning of retail fiber Internet services through Ting, (b) the CSP solutions and professional services through Wavelo; and from (c) domain name registration contracts, other domain related value-added services, domain sale contracts, and other advertising revenue through Tucows Domains Services. Certain revenues are disclosed under Tucows Corporate as they are considered non-core business activities including Mobile Retail Services, Transition Services Agreement ("TSA") revenue and eliminations of intercompany revenue. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as deferred revenue. All products are generally sold without the right of return or refund.

Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

In the third quarter of 2022, the Company renamed its three operating and reportable segments to reflect their branded names: Ting, Wavelo and Tucows Domains, previously called Fiber Internet Services, Platform Services and Domain Services, respectively. There were no changes to the activities or financial results attributed to each segment.

Nature of goods and services

The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments, see Note 13 – Segment Reporting.

(a)	Ting

The Company generates Ting revenues primarily through the provisioning of fixed high-speed Internet access, Ting Internet.

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

(b)	Wavelo

The Company generates Wavelo revenues by providing billing and provisioning platform services to Communication Service Providers ("CSPs") to whom we also provide other professional services.

Platform service agreements contain both platform services and professional services. Platform services offer a variety of solutions that support CSPs, including subscription and billing management, network orchestration and provisioning, and individual developer tools. Consideration under platform service arrangements includes both a variable component that changes each month depending on the number of subscribers hosted on the platform, as well as fixed payments and credits. The Company recognizes variable subscriber fees, in excess of minimums, as the fees are invoiced. Platform services represent a single promise to provide continuous access (i.e. a stand-ready performance obligation) to the platform. As each month of providing access to the platform is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, the performance obligation is comprised of a series of distinct service periods. Professional services provided under platform service arrangements can include implementation, training, consulting or software development/modification services. Revenues related to professional services are distinct from the other promises in the contract(s) and are recognized as the related services are performed. Consideration is allocated between the platform services and professional services performance obligations by estimating the standalone selling price (“SSP”) of each performance obligation. The Company estimates the SSP of professional services based on observable standalone sales. The SSP of platform services is derived using the residual approach by estimating the total contract consideration and subtracting the SSP of professional services. Total contract consideration is estimated at contract inception, considering any constraints that may apply and updating the estimates as new information becomes available.

Other professional services consist of professional service arrangements with platform services customers which are billed based on separate Statement of Work (“SOW”) arrangements for bespoke feature development. Revenues for professional services contracted through separate SOWs are recognized at a point-in-time when the final acceptance criteria have been met.

(c)	Tucows Domains

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Ting:
Fiber Internet Services	$10,946	$6,391	$30,955	$17,021

Wavelo:
Platform Services	4,048	3,845	18,115	7,217
Other Professional Services	-	-	1,750	-
Total Wavelo	4,048	3,845	19,865	7,217

Tucows Domains
Wholesale
Domain Services	46,985	47,080	140,800	141,954
Value Added Services	4,883	4,862	16,129	15,424
Total Wholesale	51,868	51,942	156,929	157,378

Retail	8,413	8,787	25,961	26,837
Total Tucows Domains	60,281	60,729	182,890	184,215

Tucows Corporate:
Mobile services and eliminations	2,775	4,928	8,523	13,408

	$78,050	$75,893	$242,233	$221,861

During the three and nine months ended September 30, 2022 and  three and nine months ended September 30, 2021 no one customer accounted for more than 10% of total revenue.

At September 30, 2022, one customer represented 37% of accounts receivables.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Ting:
Fiber Internet Services	$4,290	$3,632	$12,746	$9,247

Wavelo:
Platform Services	235	140	622	338
Other Professional Services	-	-	1,632	-
Total Wavelo	235	140	2,254	338

Tucows Domains:
Wholesale
Domain Services	37,393	37,108	110,728	110,593
Value Added Services	613	690	1,912	1,867
Total Wholesale	38,006	37,798	112,640	112,460

Retail	4,105	4,455	12,383	13,354
Total Tucows Domains	42,111	42,253	125,023	125,814

Tucows Corporate:
Mobile services and eliminations	1,666	3,515	7,000	9,461

Network Expenses:
Network, other costs	4,244	3,445	13,188	10,295
Network, depreciation of property and equipment	7,136	4,622	19,620	12,344
Network, amortization of intangible assets	378	21	1,134	344
Network, impairment of property and equipment	3	241	30	302
Total Network Expenses	11,761	8,329	33,972	23,285

	$60,063	$57,869	$180,995	$168,145

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

Significant changes in deferred revenue for the nine months ended September 30, 2022 were as follows (Dollar amounts in thousands of U.S. dollars):

Deferred revenue:

September 30, 2022

Balance, beginning of period	$147,793
Deferred revenue	183,300
Recognized revenue	(183,961)
Balance, end of period	$147,132

The Company receives consideration for long-term mobile platform service contracts, which we collect variably each month depending on the number of subscribers hosted on the platform (subject to certain minimums) as well as through certain fixed platform fees and credits. Contract assets are recorded for services delivered under long-term mobile platform services contracts, to the extent that the services delivered exceed the services which have been billed to the customer at the reporting date. Contract assets are transferred to receivables when the rights to consideration become unconditional. All contract assets transfer to receivables within three months of when they are recognized. Significant changes in the contract assets for the nine months ended September 30, 2022 were as follows (Dollar amounts in thousands of U.S dollars):

Contract assets:

September 30, 2022

Balance, beginning of period	$778
Consideration recognized as revenue	16,812
Transferred to receivables	(9,528)
Balance, end of period	$8,062

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

11. Costs to obtain and fulfill a Contract:

Deferred costs of fulfillment

Deferred costs to fulfill contracts primarily consist of domain registration costs which have been paid to a domain registry, and are capitalized as deferred costs of fulfillment. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. The Company also defers certain technology design and data migration costs it incurs to fulfil its performance obligations contained in our platform services arrangements. For the nine months ended September 30, 2022, the Company deferred $128 million and amortized $128.8 million of contract costs. There was no impairment loss recognized in relation to the costs capitalized during the nine months ended September 30, 2022. Amortization expense of deferred costs is included in cost of revenue.

The breakdown of the movement in the deferred costs of fulfillment balance for the nine months ended September 30, 2022 is as follows (Dollar amounts in thousands of U.S. dollars).

September 30, 2022

Balance, beginning of period	$112,711
Deferral of costs	128,011
Recognized costs	(128,796)
Balance, end of period	$111,926

12. Leases:

We lease datacenters, corporate offices and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Lease Cost (leases with a total term greater than 12 months)	$1,234	$674	$3,050	$1,812
Short-term Lease Cost (leases with a total term of 12 months or less)	72	21	156	103
Variable Lease Cost	267	179	523	421
Total Lease Cost	$1,573	$874	$3,729	$2,336

Lease Cost is presented in general and administrative expenses and network expenses within our consolidated statements of operations and comprehensive income.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Supplemental cashflow information:	2022	2021	2022	2021
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,697	$2,929	$3,571	$4,040
Operating Lease - Operating Cash Flows (Liability Reduction)	$1,132	$590	$2,797	$1,538
New ROU Assets - Operating Leases	$2,339	$4,188	$5,884	$6,751

Supplemental balance sheet information related to leases:	September 30, 2022	December 31, 2021
Weighted Average Discount Rate	3.60%	3.09%
Weighted Average Remaining Lease Term	6.71 yrs	7.74 yrs

Maturity of lease liability as of  September 30, 2022 (Dollar amounts in thousands of U.S. dollars):

September 30, 2022
Remaining of 2022	$1,267
2023	5,068
2024	4,268
2025	2,760
2026	1,664
Thereafter	4,119
Total future lease payments	19,145
Less imputed interest	1,726
Total	$17,419

Operating lease payments include payments under the non-cancellable term, without any additional amounts related to options to extend lease terms that are reasonably certain of being exercised.

As of September 30, 2022, we have not entered into lease agreements that have not yet commenced.

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

During the first quarter of 2022, the Company completed a reorganization of its reporting structure into three operating and reportable segments: Ting, Wavelo and Tucows Domains. Previously, the Company disclosed the three operating and reportable segments: Fiber Internet Services, Mobile Services and Domain Services. The retail portion of the previously disclosed Mobile Services, including the earn-out of the sale of legacy subscribers are now included within Tucows Corporate and ISP platform revenues and related results previously included within Ting are now included within Wavelo.

The change to our reportable operating segments was the result of a shift in our business and management structures that was completed during the first quarter of 2022. The operations supporting what was previously known as our Mobile Services segment have become increasingly operationally distinct between our mobile retail services and our platform services.  As a result, commencing in the first quarter of 2022, our Chief Executive Officer ("CEO"), who is also our chief operating decision maker, reviews the operating results of Ting, Wavelo and Tucows Domains as three distinct segments in order to make key operating decisions as well as evaluate segment performance. Certain revenues and expenses disclosed under the Corporate category are excluded from segment EBITDA results as they are centrally managed and not monitored by or reported to our CEO by segment, including Mobile Retail Services, eliminations of intercompany transactions, portions of Finance and Human Resources that are centrally managed, Legal and Corporate IT.

Our reportable operating segments and their principal activities consist of the following:

1.     Ting - This segment derives revenue from the retail high speed Internet access to individuals and small businesses primarily through the Ting website.  Revenues are generated in the United States.

2.     Wavelo – This segment derives revenue from platform and other professional services related to communication service providers, including Mobile Network Operators and Internet Service Providers, and are primarily generated in the United States.

3.    Tucows Domains – This segment includes wholesale and retail domain name registration services, value added services and portfolio services. The Company primarily earns revenues from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations; the sale of retail Internet domain name registration and email services to individuals and small businesses. Domain Services revenues are attributed to the country in which the contract originates, primarily Canada and the United States.

Our segmented results include shared services allocations, including a profit margin, from Tucows Corporate for Finance, Human Resources and other technical services, to the operating units.  In addition, Wavelo charges Ting a subscriber based monthly charge services rendered. Financial impacts from these allocations and cross segment charges are eliminated as part of the Tucows Corporate results.

Key measure of segment performance:

The CEO, as the chief operating decision maker, regularly reviews the operations and performance by segment. The CEO reviews segment revenue, gross margin and adjusted EBITDA (as defined below) as (i) key measures of performance for each segment and (ii) to make decisions about the allocation of resources.   Sales and marketing expenses, technical operations and development expenses and general and administrative expenses and not reviewed or managed by the CEO separate from adjusted EBITDA, and are thus not included as separate measurements of segment profitability.  Depreciation of property and equipment, amortization of intangibles assets, impairment of indefinite life intangible assets, gain on currency forward contracts and other expense net are organized along functional lines and are not included in the measurement of segment profitability. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the CEO. The Company follows the same accounting policies and methods of application as described in the "2021 Annual Report" for the segments as those described in “Note 10 – Revenue”.

Our key measures of segment performance and their definitions are:

1.     Segment gross margin - Net revenues less Direct cost of revenues attributable to each segment.

2.     Segment adjusted EBITDA - segment gross margin as well as the recurring gain on sale of Ting Customer Assets, less network expenses and certain operating expenses attributable to each segment, such as sales and marketing, technical operations and development, general and administration expenses but excludes gains and losses from unrealized foreign currency, stock-based compensation and transactions that are one-time in nature and not indicative of on-going performance, including acquisition and transition costs. Certain revenues and expenses disclosed under the Tucows Corporate category are excluded from segment EBITDA results as they are centrally managed and not monitored by or reported to our CEO by segment, including Mobile Retail Services, eliminations of intercompany transactions, portions of Finance and Human Resources that are centrally managed, Legal and Corporate IT.

Our comparative period financial results have also been reclassified to reflect the current key measures of segment performance.

The Company believes that both segment gross margin and adjusted EBITDA measures are important indicators of the operational strength and performance of its segments, by identifying those items that are not directly a reflection of each segment’s performance or indicative of ongoing operational and profitability trends.  Segment gross margin and segment adjusted EBITDA both exclude depreciation of property and equipment, amortization of intangibles assets, impairment of indefinite life intangible assets that are included in the measurement of income before provision for income taxes pursuant to generally accepted accounting principles ("GAAP").  Accordingly, adjusted EBITDA is a non-GAAP financial performance measure and should be considered in addition to, but not as a substitute for net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the CEO. The Company follows the same accounting policies and methods of application as described in the "2021 Annual Report" for the segments as those described in “Note 10 – Revenue”.

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in “Note 10 – Revenue”), which is regularly reported to the chief operating decision maker, and the reconciliations thereof to our income before taxes, are set out in the following tables (Dollar amounts in thousands of US dollars):

Reconciliation of Adjusted EBITDA to Income before Provision for Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of US Dollars)	2022	2021	2022	2021
(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Adjusted EBITDA	$7,879	$12,205	$30,890	$36,083
Depreciation of property and equipment	7,285	4,758	20,063	12,728
Impairment and loss on disposition of property and equipment	(16)	470	491	536
Amortization of intangible assets	2,842	2,288	8,528	7,253
Interest expense, net	4,337	1,169	8,555	3,108
Accretion of contingent consideration	50	96	198	287
Stock-based compensation	1,569	1,126	4,396	3,357
Unrealized loss (gain) on change in fair value of foreign currency forward contracts	-	249	-	606
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	348	72	446	178
Acquisition and other costs[1]	472	901	1,549	2,034

Income/(loss) before provision for income taxes	$(9,008)	$1,076	$(13,336)	$5,996

1 Acquisition and other costs represent transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses, primarily related to our acquisitions, including Simply Bits in November 2021. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Three Months Ended September 30, 2022

Net Revenues	$10,946	$4,048	$60,281	$2,775	$78,050
Direct cost of revenues	4,290	235	42,111	1,666	48,302
Segment Gross Margin	6,656	3,813	18,170	1,109	29,748

Adjusted EBITDA	$(5,040)	$(902)	$10,385	$3,436	$7,879

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Three Months Ended September 30, 2021

Net Revenues	$6,391	$3,845	$60,729	$4,928	$75,893
Direct cost of revenues	3,632	140	42,253	3,515	49,540
Segment Gross Margin	2,759	3,705	18,476	1,413	26,353

Adjusted EBITDA	$(5,490)	$1,751	$11,473	$4,471	$12,205

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Nine Months Ended September 30, 2022

Net Revenues	$30,955	$19,865	$182,890	$8,523	$242,233
Direct cost of revenues	12,746	2,254	125,023	7,000	147,023
Segment Gross Margin	18,209	17,611	57,867	1,523	95,210

Adjusted EBITDA	$(15,546)	$5,017	$34,266	$7,153	$30,890

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Nine Months Ended September 30, 2021

Net Revenues	$17,021	$7,217	$184,215	$13,408	$221,861
Direct cost of revenues	9,247	338	125,814	9,461	144,860
Segment Gross Margin	7,774	6,879	58,401	3,946	77,001

Adjusted EBITDA	$(14,008)	$1,394	$36,790	$11,907	$36,083

(b)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of US dollars):

	September 30, 2022	December 31, 2021

Canada	$1,463	$1,994
United States	252,509	170,630
Europe	187	38
	$254,159	$172,662

(c)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of US dollars):

	September 30, 2022	December 31, 2021

Canada	$3,123	$1,386
United States	26,524	36,732
Germany	60	-
	$29,707	$38,118

(d)           Valuation and qualifying accounts (Dollar amounts in thousands of US dollars):

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period

Nine Months Ended September 30, 2022	$541	$195	$-	$736
Twelve months ended December 31, 2021	$222	$319	$-	$541

14. Stockholders' Equity:

The following table summarizes stockholders' equity transactions for the three-month and nine-month ended September 30, 2022 (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained	comprehensive	stockholders'
	Number	Amount	capital	earnings	income (loss)	equity

Balances, June 30, 2022	10,768,747	$30,193	$4,484	$77,325	$1,498	$113,500

Exercise of stock options	14,142	354	(117)	-	-	237
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(1,193)	-	-	-	-	-
Stock-based compensation	8,934	488	1,081	-	-	1,569
Net income	-	-	-	(7,981)	-	(7,981)
Other comprehensive income (loss)	-	-	-	-	(1,774)	(1,774)
Balances, September 30, 2022	10,790,630	$31,035	$5,448	$69,344	$(276)	$105,551

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained	comprehensive	stockholders'
	Number	Amount	capital	earnings	income (loss)	equity

Balances, December 31, 2021	10,747,417	$28,515	$2,764	$83,470	$343	$115,092

Exercise of stock options	26,709	1,187	(379)	-	-	808
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(3,053)	-	-	-	-	-
Stock-based compensation	19,557	1,333	3,063	-	-	4,396
Net income	-	-	-	(14,126)	-	(14,126)
Other comprehensive income (loss)	-	-	-	-	(619)	(619)
Balances, September 30, 2022	10,790,630	$31,035	$5,448	$69,344	$(276)	$105,551

2022 Stock Buyback Program

On  February 10, 2022, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on  February 11, 2022 and is expected to terminate on or before  February 10, 2023. For the three and nine months ended September 30, 2022, the Company did not repurchase shares under this program.

2021 Stock Buyback Program

On  February 9, 2021, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on  February 10, 2021 and was terminated on  February 9, 2022. For the nine months ended September 30, 2022 the Company did not repurchase shares under this program. For the three months and nine months ended September 30, 2021 the Company did not repurchase shares under this program.

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

Details of stock option transactions for the three months ended  September 30, 2022 and  September 30, 2021 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	1,070,045	59.88	991,097	$61.81
Granted	24,500	43.80	26,675	76.93
Exercised	(14,142)	20.53	(46,803)	46.47
Forfeited	(4,414)	66.32	(14,087)	68.95
Expired	(21,312)	57.96	(648)	56.40
Outstanding, end of period	1,054,677	60.04	956,234	62.88
Options exercisable, end of period	533,395	$61.51	470,317	$54.87

Details of stock option transactions for the nine months ended  September 30, 2022 and  September 30, 2021 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	904,151	$64.36	845,020	$55.31
Granted	242,980	43.09	265,725	79.18
Exercised	(26,709)	37.53	(120,828)	45.36
Forfeited	(35,808)	72.22	(31,649)	64.54
Expired	(29,937)	58.25	(2,034)	60.17
Outstanding, end of period	1,054,677	60.04	956,234	62.88
Options exercisable, end of period	533,395	$61.51	470,317	$54.87

As of September 30, 2022, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$21.10 - $21.10	13,750	21.10	0.3	224	13,750	21.10	0.3	224
$40.04 - $48.00	245,230	42.39	6.4	-	7,000	47.29	2.3	-
$51.82 - $59.98	199,883	55.72	2.0	-	194,333	55.72	1.9	-
$60.01 - $68.41	321,827	62.06	3.8	-	225,394	62.66	3.6	-
$70.13 - $79.51	257,487	78.41	5.5	-	89,168	77.75	5.1	-
$80.61 - $82.07	16,500	81.27	6.0	-	3,750	82.07	6.1	-
	1,054,677	$60.04	4.5	$224	533,395	$61.51	3.1	$224

Total unrecognized compensation cost relating to unvested stock options at September 30, 2022, prior to the consideration of expected forfeitures, is approximately $13.8 million and is expected to be recognized over a weighted average period of 2.5 years.

The Company recorded stock-based compensation of $1.6 million for the three months ended September 30, 2022, and $1.1 million for the three months ended September 30, 2021, respectively.

The Company recorded stock-based compensation of $4.4 million for the nine months ended September 30, 2022, and $3.4 million for the nine months ended September 30, 2021, respectively.

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at September 30, 2022 (Dollar amounts in thousands of U.S. dollars):

	September 30, 2022
	Fair Value Measurement Using			Assets
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset, net	$-	$26	$-	$26

Total asset, net	$-	$26	$-	$26

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at December 31, 2021 (Dollar amounts in thousands of U.S. dollars):

	December 31, 2021
	Fair Value Measurement Using			Assets
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset, net	$-	$452	$-	$452

Total assets, net	$-	$452	$-	$452

17. Other income:

On August 1, 2020, the Company entered into an Asset Purchase Agreement (the “DISH Purchase Agreement”), by and between the Company and DISH Wireless L.L.C.(“DISH”). Under the DISH Purchase Agreement and in accordance with the terms and conditions set forth therein, the Company sold to DISH its mobile customer accounts that are marketed and sold under the Ting brand (other than certain customer accounts associated with one network operator) (“Transferred Assets”) and derecognized intangible assets and capitalized contract costs associated with the Transferred Assets in the amount of $3.5 million. For a period of 10 years following the execution of the DISH Purchase Agreement, DISH will pay a monthly fee to the Company generally equal to an amount of net revenue received by DISH in connection with the transferred customer accounts minus certain fees and expenses, as further set forth in the DISH Purchase Agreement. The gain is presented net of the original cost base of the Transferred Assets. The Company earned $4.7 million and $5.6 million under the DISH Purchase Agreement during the three months ended September 30, 2022 and 2021.The Company earned $14 million and $15.8 million under the DISH Purchase Agreement during the nine months ended September 30, 2022 and 2021, respectively.

(Dollar amounts in thousands of U.S. dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income earned on sale of Transferred Assets	$4,737	$5,564	$14,009	$15,767
Gain on sale of Ting Customer Assets	$4,737	$5,564	$14,009	$15,767

18. Redeemable preferred shares:

The Company entered into a Series A Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with Generate TF Holdings, LLC, a Delaware limited liability company (“Generate”) on August 8, 2022 (the "Effective Date"), and closed the transaction contemplated thereby on August 11, 2022 (the "Transaction Close") pursuant to which the Company issued and sold 10,000,000 units of its Series A Preferred Units to Generate at a cash purchase price of $6.00 per unit ("Initial Funding"). Under the Unit Purchase Agreement, after the Transaction Close until the third anniversary of the Effective Date (the "End Date") the Company will, upon the achievement of pre-determined operational and financial drawdown milestones issue and sell in subsequent fundings an aggregate of 23,333,333.34 units of additional Series A Preferred Units on the same terms and conditions as in the Initial Funding ("Milestone Fundings"). The investment provides the Company with $60 million of capital upon the Initial Funding, with an additional $140 million of capital commitments available to The Company over the subsequent three-year period if the milestones are achieved. From the Transaction Close until the earlier of (i) the End Date and (ii) the date upon which Generate has paid $140 million pursuant to Milestone Fundings, the Company is required to pay Generate a standby fee at a rate of 0.50% of any portion of the unpaid $140 million capital commitment which will be paid quarterly. The Series A Preferred Units accrue a preferred return to the holder at a rate of 15% per annum, subject to adjustments based on the value of approved projects under the Equity Capital Contribution Agreement (the “ECC Agreement”). The preferred return on the Series A Preferred Units purchased under the Unit Purchase Agreement may be adjusted down to a floor of 13% or up to a ceiling of 17% per annum based on commitment and contribution amounts under the ECC Agreement. The preferred return accrues daily, and is compounded quarterly. The preferred return accrued during the first two years is not payable unless and until the Series A Preferred Units are redeemed. The preferred return accrued after the second anniversary of the Transaction Close is payable by the Company quarterly. If the Company should redeem the Series A Preferred Units prior to the fourth anniversary of the Transaction Close, the Company is required to pay a make-whole premium, which is calculated as the cumulative and compounded preferred return that would have accrued (at the preferred return rate in effect immediately prior to such redemption) on the outstanding unreturned capital balance with respect to the Series A Preferred Units through and including the six-year anniversary of the Transaction Close had such Series A Preferred Unit not been redeemed, discounted at an agreed upon treasury rate plus 50 basis points, compounded quarterly (the "Make-Whole-Premium").

The Company's Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"), in the event that (i) the Company fails to pay the preferred return for two consecutive quarters, (ii) the Company fails to pay the redemption price in connection with any redemption of the Series A Preferred Units, (iii) the Company materially breaches its obligations under the LLC Agreement, (iv) there occurs an event of default (or similar term) under Tucows Inc.’s or its affiliates’ credit agreement, (v) there occurs material breach if not cured or otherwise remedied in accordance with the terms of any credit facility (taking into account any cure periods), by the Company or any of its Subsidiaries under any debt facilities where the Company or any of its Subsidiaries incurs indebtedness for borrowed money, or (vi) the Company breaches any covenant under the Unit Purchase Agreement, Generate has the option to either (i) convert Series A Preferred Units based on the Redemption Price  into common units of the Company based on the then applicable conversion price ; or (ii) compelling the sale of certain assets of the Company or its subsidiaries of equal value to the Redemption Price

Under the terms of the LLC Agreement, the Company is mandatorily required to redeem the redeemable preferred shares prior to the earliest of (i) a sale of the Company, (ii) a public offering, (iii) an event of default (or similar term) by Tucows Inc. or any of its affiliates under, (iv) a material breach if not cured or otherwise remedied in accordance with the terms of any credit facility (taking into account any cure periods), by the Company or any of its Subsidiaries under any debt facilities where the Company or any of its Subsidiaries incurs indebtedness for borrowed money, (v) the Company failed to pay the preferred return for two consecutive quarters, and (vi) the six-year anniversary of the Transaction Close. Due to the fact that the redeemable preferred shares are mandatorily redeemable, the redeemable preferred units are classified as a liability in the accompanying consolidated balance sheets. The liability was initially recorded at fair value and subsequently recorded at the present value of the settlement amount, which includes the preferred return payments required until the instrument's expected maturity on the sixth anniversary of the Transaction Close, August 10, 2028 using the implicit rate of return of the instrument, 15%. The Company recorded and $1.3 million accretion expense on the redeemable preferred shares for the three and nine months ended September 30, 2022, recorded as interest expense, net in the accompanying consolidated statements of operations and comprehensive income (loss).

The Company incurred $0.8 million of legal fees related to the redeemable preferred share issuance, which have been reflected as a reduction to the carrying amount of the redeemable preferred unit balance and will be amortized to interest expense, net in the accompanying consolidated statements of operations and comprehensive income (loss) over the expected six-year term instrument.

The redeemable preferred units have an aggregate liquidation preference of $60 million, plus any accrued and unpaid preferred return thereon, plus a Make-Whole Premium should redemption occur before the fourth anniversary of the Transaction Date and are senior to the Ting Fiber, LLC common shares with respect to sale, dissolution, liquidation or winding up of the Company.

The following table summarizes the Company’s borrowings under the preferred share agreement (Dollar amounts in thousands of U.S. dollars):

	September 30, 2022	December 31, 2021

Opening Balance	$60,000	$-
Add: Accretion of redeemable preferred shares	1,250
Less: Deferred Preferred Financing Costs	(734)	-
Total Redeemable Preferred Shares	$60,516	$-

The following table summarizes our scheduled repayments as of September 30, 2022 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2022	$-
2023	-
2024	4,788
2025	12,309
2026 and thereafter	113,070
$130,167

19. Contingencies:

From time to time, the Company has legal claims and lawsuits in connection with its ordinary business operations. The Company vigorously defends such claims. While the final outcome with respect to any actions or claims outstanding or pending as of  September 30, 2022 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things: the competition we expect to encounter as our business develops and competes in a broader range of Internet services; the Company's foreign currency requirements, specifically for the Canadian dollar; Wavelo, and Ting subscriber growth and retention rates; our belief regarding the underlying platform for our Tucows Domains services, our expectation regarding the trend of sales of domain names and advertising; our expectations regarding portfolio revenue, our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds, our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; our partnership with an affiliate of Generate TF Holdings, LLC, a Delaware limited liability company ("Generate Affiliate"); the impact of the COVID-19 pandemic on our business, operations and financial performance; and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

•	Our ability to meet the operational and financial drawdown milestones under the Unit Purchase Agreement with Generate TF Holdings, LLC, a Delaware limited liability company (“Generate”), which provides the Company with the ability to obtain additional financing to invest in the expansion of fiber networks;

•	Adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, including with respect to the impact of the Tax Cuts and Jobs Act of 2017;

•	The application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;

•	Our ability to effectively integrate acquisitions;

•

Our ability to monitor, assess and respond to the rapidly changing impacts of the COVID-19 pandemic, geopolitical developments, economic impacts including rising inflation and interest rates. Our current assessment of expected impacts has been included below as part of the Opportunities, Challenges & Risks section.

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

We accomplish this by reducing the complexity of our customers’ experience as they access the Internet (at home or on the go) and while using Internet services such as domain name registration, email and other Internet related services. During the first quarter of 2022, the Company completed a reorganization of its reporting structure into three operating and reportable segments: Ting, Wavelo and Tucows Domains. Previously, we disclosed the three operating and reportable segments: Fiber Internet Services, Mobile Services and Domain Services. The change to our reportable operating segments was the result of a shift in our business and management structures that was initiated in 2021 and completed during the first quarter of 2022. The operations supporting what was previously known as our Mobile Services segment have become increasingly operationally distinct between our mobile retail services and our platform services. Through the reorganization of our reporting structure, the Mobile Services segment was changed to the Wavelo segment, which no longer includes the 10-year payment stream on transferred legacy subscribers earned as part of the DISH Purchase Agreement as well as the retail sale of mobile phones, retail telephony services and transition services, all of which are not considered a part of our core business operations with the shift from Mobile Virtual Network Operator (MVNO) to Wavelo provider. The Wavelo segment includes our platform and professional services offerings, as well as the billing solutions to Internet services providers ("ISPs") (branded as Platypus), that was previously reported under the Ting segment. The Ting segment now only contains the operating results of our retail high speed Internet access operations, excluding the billing solutions moved to the new Wavelo segment. The product offerings included in the Tucows Domains segment remains unchanged. The three segments are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate.

Our management regularly reviews our operating results on a consolidated basis, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our management regularly reviews revenues, operating results and performance for each of our service offerings in order to gain more depth and understanding of the key business metrics driving our business. Commencing in the first quarter of 2022, our Chief Executive Officer (CEO), who is also our chief operating decision maker, reviewed the operating results of Ting, Wavelo and Tucows Domains as three distinct segments in order to make key operating decisions as well as evaluate segment performance. Accordingly, effective January 1, 2022 we report Ting, Wavelo and Tucows Domains revenue separately. The 10-year payment stream on transferred legacy subscribers as well as retail sale of mobile phones, retail telephony services and transition services will be excluded from segment EBITDA results as they are no longer centrally managed and not monitored by or reported to our CEO by segment.

For the three months ended September 30, 2022 and September 30, 2021, we reported net revenue of $78.1 million and $75.9 million, respectively.

For the nine months ended September 30, 2022 and September 30, 2021, we reported net revenue of $242.2 million and $221.9 million, respectively.

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

Ting

Ting and its wholly owned subsidiaries - Cedar, and Simply Bits includes the provision of fixed high-speed Internet access services to select towns throughout the United States, with further expansion underway to both new and existing markets. Our primary sales channel is through the Ting website. The primary focus of this segment is to provide reliable Gigabit Internet services to consumer and business customers. Revenues are all generated in the U.S. and are provided on a monthly basis and have no fixed contract terms.

Wavelo

Wavelo includes the provision of full-service platforms and professional services providing a variety of solutions that support Communication Services providers ("CSPs"), including subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo's focus is to provide accessible telecom software to CSPs globally, minimizing network and technical barriers and improving internet access worldwide. Wavelo's suite of flexible, cloud-based software simplifies the management of mobile and internet network access, enabling CSPs to better utilize their existing infrastructure, focus on customer experience and scale their businesses faster. Wavelo launched as a proven asset for CSPs, with DISH using Wavelo’s Mobile Network Operating System ("MONOS") software to drive additional value within its Digital Operator Platform since early 2021. More recently, Ting Internet has also integrated Wavelo’s Internet Service Operating System ("ISOS") software to enable faster subscriber growth and footprint expansion. The Wavelo segment also includes the Platypus brand and platform, our legacy billing solution for ISPs, that was previously reported under the Ting segment. Wavelo revenues from MONOS, ISOS and professional services are all generated in the U.S. and our customer agreements have set contract lengths with the underlying CSP. Similarly, Platypus revenues are largely generated in the U.S., with a small portion earned in Canada and other countries.

Tucows Domains

Tucows Domains includes wholesale and retail domain name registration services, as well as value added services derived through our OpenSRS, eNom, Ascio, EPAG and Hover brands. We earn revenues primarily from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations. In addition, we earn revenues from the sale of retail domain name registration and email services to individuals and small businesses. Tucows Domains revenues are attributed to the country in which the contract originates, which is primarily in Canada and the U.S for OpenSRS and eNom brands. Ascio domain services contracts and EPAG agreements primarily originate in Europe.

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

Wholesale, primarily branded as OpenSRS, eNom, EPAG and Ascio, derives revenue from its domain service and from providing value-added services. The OpenSRS, eNom, EPAG and Ascio domain services manage 24.5 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations.

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

Ting	September 30,
	2022	2021
	(in '000's)
Ting Internet accounts under management	33	23
Ting Internet owned infrastructure serviceable addresses	90	68
Ting Internet partner infrastructure serviceable addresses	19	14

Tucows Domains	For the Three Months Ended September 30,(1)
	2022	2021
	(in 000's)
Total new, renewed and transferred-in domain name transactions [2]	5,234	5,356
Domains under management	24,504	25,430

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.
(2)	Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

Tucows Domains	For the Nine Months Ended September 30,(1)
	2022	2021
	(in 000's)
Total new, renewed and transferred-in domain name transactions 2	16,617	17,302
Domains under management	24,504	25,430

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.
(2)	Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

Tucows Domains	September 30,
	2022	2021
	(in 000's)
Registered using Registrar Accreditation belonging to the Tucows Group	18,066	19,195
Registered using Registrar Accreditation belonging to Resellers	6,438	6,235
Total domain names under management	24,504	25,430

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

Ting

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

Wavelo

Wavelo launched as a proven asset for CSPs, with DISH using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform since early 2021. More recently, Ting Internet has also integrated Wavelo’s ISOS software to enable faster subscriber growth and footprint expansion. With our external platform and professional services revenues concentrated to one customer in DISH, we are exposed to significant risk if we are unable to maintain this customer relationship or establish new relationships for any our Platforms in the future. Additionally, our revenues as a platform provider are directly tied to the subscriber volumes of DISH's MVNO or Mobile Network Operator ("MNO") networks, and our profitability is contingent on the ability of DISH to continue to add subscribers, either from organic growth or from migration off legacy systems, onto our platforms.

Tucows Domains

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

Substantially all of our Tucows Domains revenue is derived from domain name registrations and related value-added services from wholesale and retail customers using our provisioning and management platforms. The market for wholesale registrar services is both price sensitive and competitive and is evolving with the introduction of new gTLDs, particularly for large volume customers, such as large web hosting companies and owners of large portfolios of domain names. We have a relatively limited ability to increase the pricing of domain name registrations without negatively impacting our ability to maintain or grow our customer base. Growth in Tucows Domains revenue is dependent upon our ability to continue to attract and retain customers by maintaining consistent domain name registration and value-added service renewal rates and to grow our customer relationships through refining, evolving and improving our provisioning platforms and customer service for both resellers and end-users. In addition, we also generate revenue through pay-per-click advertising and through the OpenSRS Domain Expiry Stream. The revenue associated with names sales and advertising has recently experienced flat to declining trends due to the uncertainty around the implementation of ICANN’s New gTLD Program, lower traffic and advertising yields in the marketplace, which we expect to continue.

From time-to-time certain of our vendors provide us with market development funds to expand or maintain the market position for their services. Any decision by these vendors to cancel or amend these programs for any reason may result in payments in future periods not being commensurate with what we have achieved during past periods.

Other opportunities, challenges and risks

As described above, the Company is entitled to a long-term payment stream that is a function of the margin generated by the transferred subscribers over the 10-year term of the DISH Purchase agreement. This consideration structure may not prove to be successful or profitable in the long-term to us if the existing subscriber base churns at an above average rate. Additionally, given DISH controls the revenues and costs incurred associated with the acquired subscribers, there could arise a situation where profitability for the subscriber base is diminished either by lower price points or cost inflation. As part of the transactions contemplated by the DISH Purchase agreement, the Company retained a small number of customer accounts associated with one MNO agreement that was not reassigned to DISH at time of sale. We continue to be subject to the minimum revenue commitments previously agreed to with this excluded MNO agreement. The Company is able to continue adding customers under the excluded MNO network in order to meet the commitment. However, with no direct ability to change customer pricing and limited ability to renegotiate contract costs or significant terms, the Company may be unable to meet the minimum commitments with this MNO partner and could incur significant and recurring penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO. During the three months and nine months ended September 30, 2022, the Company was able to reverse the penalties previously accrued during the six months ended June 30, 2022, of $0.7 million as a result of a successful negotiation with the MNO partner, deferring the impact of the penalties into Fiscal 2023 and beyond. The Company expects to incur penalties starting in Fiscal 2023 and thereafter until the contract is complete.

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

Current COVID-19 response and expected impacts

The ongoing global COVID-19 pandemic continues to characterize Fiscal 2022 thus far, however the financial and operational impacts from COVID-19 on our business have been limited. Over the last two years, we've monitored the situation and its impacts on our business but have ultimately seen trends stabilize, with continued recovery in U.S. markets due to large-scale vaccination programs. Management continues to assess the impact regularly but expects limited financial and operational impact through the upcoming fiscal year, should the COVID-19 pandemic persist. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak will not occur as evidenced by numerous variants of the virus emerging. Since the onset of this pandemic in 2020, all employees who could conceivably work from home were and continue to be encouraged to do so. Since then we have transitioned to defining ourselves as a remote-first organization, and for the small group of employees who are unable to work from home, including our order fulfillment and Fiber installation teams, many of whom work in the field, they are encouraged to practice social distancing and to continue to follow hygiene best practices and safety protocols as outlined by the Centers for Disease Control and Prevention in connection with the COVID-19 pandemic. In 2020, the Ting team established an installation solution for our employees and customers that minimizes risks associated with person-to-person contact and they continue to effectively deploy this installation solution currently. We have also implemented a vaccination policy requiring those employees who work from a Company office, meet in person with customers or travel by plan or train for business purposes to be fully vaccinated.

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

Inflation, rising interest rates and expected impacts

The Company continues to operate in a challenging macro environment as inflation and interest rates continue to rise globally. The impact of these issues on our business will vary by geographic market and operating segment. We continue to monitor economic conditions closely, as well as segment revenues, cash position, cash flow from operations, interest rates and other factors. Across our three operating segments - Ting, Wavelo and Tucows Domains, personnel costs were impacted by wage inflation in the current period, with issued increases in excess of 5% to align with economic conditions and market rates. These increases were necessary in order to remain competitive to attract and retain the best talent. The Company continues to monitor and assess wage inflation and is managing it against offsets in hiring plans and contractor mix. Outside of wage inflation, the operating segment most impacted by inflation overall is Ting, as sustained levels of inflation increase our Fiber Network build costs across both materials and contracted labor. We continue to assess ways to reduce build costs through more efficient management of our build design, build efficiency and real-time tracking of build costs to more effectively manage total cost estimates against actual spends. We are also managing our significant vendor relationships closely to mitigate supply chain disruptions and ensure optimal pricing. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, and other unknown developments.

RESULTS OF OPERATIONS FOR THE three and nine months ended September 30, 2022 AS COMPARED TO THE three and nine months ended September 30, 2021

NET REVENUES

Ting

Ting and its subsidiaries - Cedar, and Simply Bits includes the provision of fixed high-speed Internet access services to select towns throughout the United States, with further expansion underway to both new and existing markets. Our primary sales channel is through the Ting website. The primary focus of this segment is to provide reliable Gigabit Internet services to consumer and business customers. Revenues are all generated in the U.S., have no fixed contract terms and are provided on a monthly basis, with unlimited bandwidth based on a fixed price.

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

Wavelo

Platform Services

Tucows' Platform Services include the following full-service platforms from Wavelo, including MONOS, ISOS and our legacy Platypus ISP Billing software. Under each of these platforms there are a variety of solutions that support CSPs, including subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo launches as a proven asset for CSPs, with DISH using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform since early 2021. More recently, Ting has also integrated Wavelo’s ISOS software to enable faster subscriber growth and footprint expansion. Wavelo's customers are billed monthly, on a postpaid basis. The monthly fees are variable, based on the volume of their subscribers utilizing the platform during a given month, to which minimums may apply. Customers may also be billed fixed platform fees and granted fixed credits as part of the consideration for long-term contracts. Consideration received is allocated to platform services and bundled professional services and recognized as each service obligation is fulfilled. Any fixed fees for Wavelo are recognized into revenue evenly over the service period, while variable usage fees are recognized each month as they are consumed. Professional services revenue is recognized as the hours of professional services granted to the customer are used or expire. When consideration for these platform services is received before the service is delivered, the revenue is initially deferred and recognized only as the Company performs its obligation to provide services. Likewise, if platform services are delivered before the Company has the unconditional right to invoice the customer, revenue is recognized as a Contract Asset.

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

Tucows Domains

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

Historically, our wholesale domain service has constituted the largest portion of our business and encompasses all of our services as an accredited registrar related to the registration, renewal, transfer and management of domain names. In addition, this service fuels other revenue categories as it often is the initial service for which a reseller will engage us, enabling us to follow on with other services and allowing us to add to our portfolio by purchasing names registered through us upon their expiration. Tucows Domains will continue to be the largest portion of our business and will further fuel our ability to sell add-on services.

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

Tucows Corporate - Mobile Services and Eliminations

Although we still provide mobile telephony services to a small subset of customers retained through the Ting Mobile brand as part of the DISH Purchase Agreement executed in Fiscal 2020; this revenue stream no longer represents the Company's strategic focus going forward. Instead we have transitioned towards being a Wavelo provider for CSPs globally. Where these retail mobile services revenues were previously disclosed as part of a Mobile Services segment in the prior year, effective January 1, 2022 we have decided to exclude retail telephony services and transition services revenues from segment EBITDA results as they are no longer centrally managed and not monitored by or reported to our CEO by segment.

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

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Ting:
Fiber Internet Services	$10,946	$6,391	$30,955	$17,021

Wavelo:
Platform Services	4,048	3,845	18,115	7,217
Other Professional Services	-	-	1,750	-
Total Wavelo	4,048	3,845	19,865	7,217

Tucows Domains:
Wholesale
Domain Services	46,985	47,080	140,800	141,954
Value Added Services	4,883	4,862	16,129	15,424
Total Wholesale	51,868	51,942	156,929	157,378

Retail	8,413	8,787	25,961	26,837
Total Tucows Domains	60,281	60,729	182,890	184,215

Tucows Corporate:
Mobile services and eliminations	2,775	4,928	8,523	13,408

	$78,050	$75,893	$242,233	$221,861
Increase over prior period	$2,157		$20,372
Increase - percentage	3%		9%

The following table presents our net revenues, by revenue source, as a percentage of total net revenues (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Ting:
Fiber Internet Services	14%	8%	13%	8%

Wavelo:
Platform Services	5%	5%	7%	3%
Other Professional Services	0%	0%	1%	0%
Total Wavelo	5%	5%	8%	3%

Tucows Domains:
Wholesale
Domain Services	60%	62%	59%	64%
Value Added Services	6%	6%	7%	7%
Total Wholesale	66%	68%	66%	71%

Retail	11%	12%	11%	12%
Total Tucows Domains	77%	80%	77%	83%

Tucows Corporate:
Mobile services and eliminations	4%	7%	2%	6%

	100%	100%	100%	100%

Total net revenues for the three months ended September 30, 2022 increased by $2.2 million, or 3%, to $78.1 million from $75.9 million when compared to the three months ended September 30, 2021. The three-month increase in net revenue was driven by Ting which had a revenue increase of $4.6 million in the current period from the attraction of additional customers to Ting from the continued buildout of our Fiber network footprint across the United States. This increase was furthered by Wavelo, as a result of increased MONOS platform revenues (both fixed and variable) fees earned from the migration of additional subscribers onto our new platform. Wavelo accounted for a $0.2 million increase to total net revenues in the current period. The increases these two segments experienced were partially offset by reduced revenues from Mobile Services and eliminations of $2.2 million, attributable to decreased transitional services revenues; as well as reduced revenues from our Tucows Domains segment of $0.4 million from the continued normalization of domain name registration growth and renewal rates from those observed as a result of the COVID-19 pandemic in prior years.

Total net revenues for the nine months ended September 30, 2022 increased by $20.3 million, or 9% to $242.2 million from $221.9 million when compared to the nine months ended September 30, 2021. The nine-month increase in net revenue was driven by Ting which had a revenue increase of $13.9 million in the current period from the attraction of additional customers to Ting from the continued buildout of our Fiber network footprint across the United States. This increase was furthered by Wavelo, as a result of increased MONOS platform revenues (both fixed and variable) fees earned from the migration of additional subscribers onto our new platform, as well as incremental professional services revenues. Wavelo accounted for a $12.6 million increase to total net revenues in the current period. The increases these two segments experienced were partially offset by reduced revenues from Mobile Services and eliminations of $4.9 million, attributable to decreased transitional services revenues; as well as reduced revenues from our Tucows Domains segment of $1.3 million from the continued normalization of domain name registration growth and renewal rates from those observed as a result of the COVID-19 pandemic in prior years.

Deferred revenue at September 30, 2022 decreased by $0.7 million to $147.1 million from $147.8 million at December 31, 2021. This was primarily driven by Tucows Domains, accounting for $0.6 million of the decrease which is due to the decrease in current period billings for domain name registrations and declining domain names under management. Additionally, Wavelo saw a decrease of $0.4 million, specifically related to Other Professional Services revenues for standalone technology services development work with DISH, which we defer until such time as that work is complete and we've satisfied our obligations to provide the professional services. These other professional services were completed in the current period and thus recognized out of previously deferred revenues. These decreases were partially offset by a small increase from Ting of $0.3 million, reflective of the continued growth in customer base and billings of that segment relative to December 31, 2021.

No customer accounted for more than 10% of total net revenue during the three and nine months ended September 30, 2022 or the three and nine months ended September 30, 2021. DISH accounted for 37%of total accounts receivable as at September 30, 2022 and 46% of total accounts receivable as at December 31, 2021. Though a significant portion of the Company’s Tucows Domains revenues are prepaid by our customers, where the Company does collect receivables, significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Ting

Ting generated $10.9 million in net revenue during the three months ended September 30, 2022, up $4.5 million or 70% compared to the three months ended September 30, 2021. This growth is driven by subscriber growth across our Fiber network relative to the three months ended September 30, 2021, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States. Included in this current period increase is $2.2 million of revenues attributed to the prior period acquisition of Simply Bits, which closed in the fourth quarter of Fiscal 2021.

Ting generated $31 million in net revenue during the nine months ended September 30, 2022, up $14 million or 82% compared to the nine months ended September 30, 2021. This growth is driven by subscriber growth across our Fiber network relative to the nine months ended September 30, 2021, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States. Included in this current period increase is $6.8 million of revenues attributed to the prior period acquisition of Simply Bits, which closed in the fourth quarter of Fiscal 2021.

As of September 30, 2022, Ting Internet had access to 90,000 owned infrastructure serviceable addresses, 19,000 partner infrastructure serviceable addresses and 33,000 active subscribers under its management; compared to having access to 68,000 owned infrastructure serviceable addresses, 14,000 partner infrastructure serviceable addresses and 23,000 active subscribers under its management as of September 30, 2021. These figures include the increase in serviceable addresses and subscribers attributable to the acquisition of Cedar in January 2020, but exclude those of Simply Bits.

Wavelo

Platform Services

Net revenues from Wavelo for the three months ended September 30, 2022 increased by $0.2 million to $4 million as compared to the three months ended September 30, 2021. This is driven from increased MONOS platform revenues (both fixed and variable) fees earned from the migration of additional DISH subscribers, from their Boost Mobile brand onto our new platform. The increased platform fees are partially offset by a reduction of revenues related to the amortization of the related contract asset with DISH. The Company expects the contract asset to continue to amortize against revenue through the remainder of Fiscal 2022 and thereafter as we continue to fulfill the performance obligations of the contract. Our full-service platforms support CSPs with subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo launched as a proven asset for CSPs, with DISH using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform since early 2021. More recently, Ting Internet has also integrated Wavelo’s ISOS software to enable faster subscriber growth and footprint expansion. Any intercompany ISOS revenues earned from Ting Internet are eliminated upon consolidation.

Net revenues from Wavelo for the nine months ended September 30, 2022 increased by $10.9 million to $18.1 million as compared to the nine months ended September 30, 2021. This is driven from increased MONOS platform revenues (both fixed and variable) fees earned from the migration of additional DISH subscribers, from their Boost Mobile brand onto our new platform. The increased platform fees are partially offset by a reduction of revenues related to the amortization of the related contract asset with DISH. The Company expects the contract asset to continue to amortize against revenue through the remainder of Fiscal 2022 and thereafter as we continue to fulfill the performance obligations of the contract. Our full-service platforms support CSPs with subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo launched as a proven asset for CSPs, with DISH using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform since early 2021. More recently, Ting Internet has also integrated Wavelo’s ISOS software to enable faster subscriber growth and footprint expansion. Any intercompany ISOS revenues earned from Ting Internet are eliminated upon consolidation.

Other Professional Services

Net revenues from Other Professional Services for the three months ended September 30, 2022 and September 30, 2021 were nil. There was no standalone technology services development work for DISH in the current period or prior period.

Net revenues from Other Professional Services for the nine months ended September 30, 2022 increased to $1.8 million as compared to the nine months ended September 30, 2021. This increase was the result of completion of select standalone technology services development work for DISH in the current period, where nine months ended September 30, 2021 did not have any revenues from comparable services.

Tucows Domains

Wholesale - Domain Services

During the three months ended September 30, 2022, Wholesale domain services net revenue decreased by $0.1 million to $47 million, when compared to the three months ended September 30, 2021. Decreases from Wholesale domain registrations were driven from the continued normalization of domain name registration growth and slowed renewal rates from those observed as a result of the COVID-19 pandemic in prior years.

During the nine months ended September 30, 2022, Wholesale domain services net revenue decreased by $1.2 million to $140.8 million, when compared to the nine months ended September 30, 2021. Decreases from Wholesale domain registrations were driven from the continued normalization of domain name registration growth and slowed renewal rates from those observed as a result of the COVID-19 pandemic in prior years.

Total domains that were managed under the OpenSRS, eNom, EPAG, and Ascio domain services decreased by 0.9 million domain names to 24.5 million as of September 30, 2022, when compared to 25.4 million at September 30, 2021. The decrease in domains under management came largely from eNom, with smaller decreases from OpenSRS and the European brands, Ascio and EPAG.

Wholesale - Value Added Services

During the three months ended September 30, 2022, value-added services net revenue remained flat at $4.9 million compared to the three months ended September 30, 2021.

During the nine months ended September 30, 2022, value-added services revenue increased by $0.7 million to $16.1 million compared to the nine months ended September 30, 2021. The increase was primarily driven by increased expiry revenue of $1.1 million from the OpenSRS, eNom, Ascio brands and their respective domain expiry streams, and was partially offset by other small decreases in Digital Certificates, Email and Other revenues of $0.4 million.

Retail

During the three months ended September 30, 2022, retail domain services net revenue decreased by $0.4 million or 5% to $8.4 million compared to the three months ended September 30, 2021. This was driven by decreased revenues related to retail domain name registrations of $0.4 million and partially offset by a small increase in Exact Hosting revenues of less than $0.1 million.

During the nine months ended September 30, 2022, retail domain services net revenue decreased by $0.9 million or 3% to $26.0 million compared to the nine months ended September 30, 2021. This was driven by decreased revenues related to retail domain name registrations of $1.3 million and partially offset by an outsized domain name portfolio sale of $0.2 million and a small increase in Exact Hosting revenues of $0.2 million.

Tucows Corporate

Net revenues from Tucows Corporate for the three months ended September 30, 2022 decreased by $2.2 million or 44% to $2.8 million as compared to the three months ended September 30, 2021. This decrease was driven by decreased transitional services of $2.2 million, notably from a decreased level of customer support and marketing services provided to DISH in connection with the legacy Ting Mobile customer base. The Company expects transitional services revenues to continue to decrease through the remainder of Fiscal 2022 and thereafter as services are established directly by DISH. This decrease was partially offset by an increase in revenues of less than $0.2 million associated with the mobile telephony services and device revenues from the small group of customers retained by the Company as part of the DISH Purchase Agreement. Revenues increased as a result of the organic subscriber growth we experienced relative to the three months ended September 30, 2021. These decreases were partially offset by increased corporate eliminations of $0.2 million as a result of the revenues associated with ISOS platform billing between Wavelo and Ting, which began in Fiscal 2022.

Net revenues from Tucows Corporate for the nine months ended September 30, 2022 decreased by $4.9 million or 37% to $8.5 million as compared to the nine months ended September 30, 2021. This decrease was driven by decreased transitional services of $4.9 million, notably from a decreased level of customer support and marketing services provided to DISH in connection with the legacy Ting Mobile customer base. The Company expects transitional services revenues to continue to decrease through the remainder of Fiscal 2022 and thereafter as services are established directly by DISH. This decrease was partially offset by an increase in revenues of $0.5 million associated with the mobile telephony services and device revenues from the small group of customers retained by the Company as part of the DISH Purchase Agreement. Revenues increased as a result of the organic subscriber growth we experienced through Fiscal 2021, brought about by new unlimited usage rate plans introduced in late Fiscal 2020. Additionally, corporate eliminations increased by $0.5 million as a result of the revenues associated with ISOS platform billing between Wavelo and Ting, which began in Fiscal 2022.

COST OF REVENUES

Ting

Cost of revenues primarily includes the costs for provisioning high speed Internet access for Ting and its subsidiaries - Cedar, and Simply Bits, which is comprised of network access fees paid to third-parties to use their network, leased circuit costs to directly support enterprise customers, the personnel and related expenses (net of capitalization) related to the physical planning, design, construction and build out of the physical Fiber network and as well as personnel and related expenses (net of capitalization) related to the installation, repair, maintenance and overall field service delivery of the Fiber business. Hardware costs include the cost of equipment sold to end customers, including routers, ONTs, and IPTV products, and any inventory adjustments on this inventory. Other costs include field vehicle expenses, and small sundry equipment and supplies consumed in building the Fiber network.

Wavelo

Platform Services

Cost of revenues, if any, to provide the MONOS, ISOS platforms and our legacy Platypus ISP Billing software services including network access, provisioning and billing services for CSPs. This includes the amortization of any capitalized contract fulfillment costs over the period consistent with the pattern of transferring network access, provisioning and billing services to which the cost relates. Additionally, this includes any fees paid to third-party service providers primarily for printing services in connection with the Platypus ISP Billing software.

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

Tucows Domains

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

Tucows Corporate

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

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Ting:
Fiber Internet Services	$4,290	$3,632	$12,746	$9,247

Wavelo:
Platform Services	235	140	622	338
Other Professional Services	-	-	1,632	-
Total Wavelo	235	140	2,254	338

Tucows Domains:
Wholesale
Domain Services	37,393	37,108	110,728	110,593
Value Added Services	613	690	1,912	1,867
Total Wholesale	38,006	37,798	112,640	112,460

Retail	4,105	4,455	12,383	13,354
Total Tucows Domains	42,111	42,253	125,023	125,814

Tucows Corporate:
Mobile services and eliminations	1,666	3,515	7,000	9,461

Network Expenses:
Network, other costs	4,244	3,445	13,188	10,295
Network, depreciation of property and equipment	7,136	4,622	19,620	12,344
Network, amortization of intangible assets	378	21	1,134	344
Network, impairment of property and equipment	3	241	30	302
	11,761	8,329	33,972	23,285

	$60,063	$57,869	$180,995	$168,145
Increase over prior period	$2,194		$12,850
Increase - percentage	4%		8%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Ting:
Fiber Internet Services	7%	6%	7%	5%

Wavelo:
Platform Services	0%	0%	0%	0%
Other Professional Services	0%	0%	1%	0%
Total Wavelo	0%	0%	1%	0%

Tucows Domains:
Wholesale
Domain Services	62%	65%	61%	67%
Value Added Services	1%	1%	1%	1%
Total Wholesale	63%	66%	62%	68%

Retail	7%	8%	7%	8%
Total Tucows Domains	70%	74%	69%	76%

Tucows Corporate:
Mobile services and eliminations	3%	6%	4%	6%

Network Expenses:
Network, other costs	7%	6%	7%	6%
Network, depreciation of property and equipment	12%	8%	11%	7%
Network, amortization of intangible assets	1%	0%	1%	0%
Network, impairment of property and equipment	0%	0%	0%	0%
	20%	14%	19%	13%

	100%	100%	100%	100%

Total cost of revenues for the three months ended September 30, 2022, increased by $2.2 million, or 4%, to $60.1 million from $57.9 million in the three months ended September 30, 2021. The three-month increase in cost of revenues was driven by a $3.4 million increase in Network Expenses. The increase from Network Expenses is a result of the expansion of the Company’s increased network infrastructure associated with the continuing expansion of the Ting Internet network footprint, the ramp up of Wavelo's MONOS and ISOS platforms, as well as increased communication and productivity tool costs across our operating segments. Another contributing factor was a $0.7 million increase from Ting. As discussed above in the Net Revenues section, Ting has continued to add both serviceable addresses and active subscriptions relative to the three months ended September 30, 2021. Additionally, we experienced an increase from Wavelo of less than $0.1 million, driven by the increased amortization of capitalized contract fulfillment costs. These increases were partially offset by a $1.8 million decrease related to Tucows Corporate and $0.1 million from Tucows Domains. The decrease in costs for Tucows Corporate was driven by decreased transitional services costs from the provision of less transitional services to DISH in the current period. The decrease in costs for Tucows Domains is aligned with the reduced net revenues discussed above in the Net Revenues section and reduction in domains under management in the current period.

Total cost of revenues for the nine months ended September 30, 2022, increased by $12.9 million, or 8%, to $181 million from $168.1 million in the nine months ended September 30, 2021. The nine-month increase in cost of revenues was driven by a $10.7 million increase in Network Expenses. The increase from Network Expenses is a result of the expansion of the Company’s increased network infrastructure associated with the continuing expansion of the Ting Internet network footprint, the ramp up of Wavelo's MONOS and ISOS platforms, as well as increased communication and productivity tool costs across our operating segments. Another contributing factor was a $3.5 million increase from Ting. As discussed above in the Net Revenues section, Ting has continued to add both serviceable addresses and active subscriptions relative to the nine months ended September 30, 2021. Additionally, we experienced a $1.9 million increase from Wavelo, driven by the completion of select standalone technology services development work for DISH in the current period. These increases were partially offset by a decrease of less than $0.8 million related to Tucows Domains and a $2.5 million decrease related to Tucows Corporate. The decrease in costs for Tucows Domains is aligned with the reduced net revenues discussed above in the Net Revenues section and reduction in domains under management in the current period. The decrease related to Tucows Corporate is also driven by decreased transitional services costs from the provision of less transitional services to DISH in the current period.

Deferred costs of fulfillment as of September 30, 2022decreased by $0.8 million, or 1%, to $111.9 million from $112.7 million at December 31, 2021. This decrease was primarily driven by Wavelo of $1.6 million, related to the completion of Other Professional Services discussed above for standalone technology services development work with DISH. As these professional services were completed in the current period, the deferred costs to fulfill those services were amortized into costs of revenues. This decrease was partially offset by an increase from Tucows Domains of $0.8 million, which is due to increasing registry costs for domain name registrations and service renewals since December 31, 2021.

Ting

During the three months ended September 30, 2022, costs related to provisioning high speed Internet access increased $0.7 million or 19%, to $4.3 million as compared to $3.6 million during three months ended September 30, 2021. The increase in costs were primarily driven by increased direct costs, bandwidth and colocation costs related to the continued expansion of the Ting Fiber network. Included in this current period increase is $0.7 million of costs of revenues attributed to the prior period acquisition of Simply Bits, which closed in the fourth quarter of Fiscal 2021.

During the nine months ended September 30, 2022, costs related to provisioning high speed Internet access increased $3.5 million or 38%, to $12.7 million as compared to $9.2 million during nine months ended September 30, 2021. The increase in costs were primarily driven by increased direct costs, bandwidth and colocation costs related to the continued expansion of the Ting Fiber network. Included in this current period increase is $1.7 million of costs of revenues attributed to the prior period acquisition of Simply Bits, which closed in the fourth quarter of Fiscal 2021.

Wavelo

Platform Services

Cost of revenues from Wavelo for the three months ended September 30, 2022 increased $0.1 million or 68%, to $0.2 million as compared to $0.1 million for the three months ended September 30, 2021. Costs incurred are driven by the amortization of previously capitalized costs incurred to fulfill the DISH Master Services Agreement ("MSA") over the term of the agreement. The continued incurrence of additional costs to fulfill the contract have resulted in increased amortization in the current period relative to the fixed term of the agreement.

Cost of revenues from Wavelo for the nine months ended September 30, 2022 increased $0.3 million or 100%, to $0.6 million as compared to $0.3 million for the nine months ended September 30, 2021. Costs incurred are driven by the amortization of previously capitalized costs incurred to fulfill the DISH MSA over the term of the agreement. The continued incurrence of additional costs to fulfill the contract have resulted in increased amortization in the current period relative to the fixed term of the agreement.

Other Professional Services

Cost of revenues from Other Professional Services for the three months ended September 30, 2022 and September 30, 2021 were nil. There was no standalone technology services development work for DISH in the current period or prior period.

Cost of revenues from Other Professional Services for the nine months ended September 30, 2022 increased to $1.6 million as compared to nil for the nine months ended September 30, 2021. Costs incurred represent the personnel and related expenses of employees and contractors providing professional services to DISH. The increase in Other Professional Services costs relative to the prior period was a result of the completion of select standalone technology services development work for DISH in the current period. No comparable costs were incurred in the prior period.

Tucows Domain

Wholesale - Domain Services

Costs for Wholesale domain services for the three months ended September 30, 2022 increased by $0.3 million or 1%, to $37.4 million, as compared to $37.1 million for the three months ended September 30, 2021. The increase is driven by the prior period including significant registry rebates, standard cost and hedging adjustments, partially offset by decreased registration costs aligned with the discussion above in the Net Revenue section associated with the continued normalization of domain name registrations, slowed renewal rates and reduction in domains under management in the current period.

Costs for Wholesale domain services for the nine months ended September 30, 2022 increased by $0.1 million or less than 1%, to $110.7 million, as compared to $110.6 million for the nine months ended September 30, 2021. The increase is driven by prior period including significant registry rebates, standard cost and hedging adjustments earned from the strong performance and additions to domains under management as a result of the COVID-19 pandemic during Fiscal 2020. Limited comparable rebates and adjustments were earned from registries in the current period. This increase was partially offset by decreased registration costs aligned with the discussion above in the Net Revenue section associated with the continued normalization of domain name registrations, slowed renewal rates and reduction in domains under management in the current period.

Wholesale - Value-Added Services

Costs for wholesale value-added services for the three months ended September 30, 2022 decreased by $0.1 million or 11%, to $0.6 million, as compared to $0.7 million for the three months ended September 30, 2021. This decrease was driven by decreased costs related to Digital Certificates.

Costs for wholesale value-added services for the nine months ended September 30, 2022 remained flat at $1.9 million for the nine months ended September 30, 2021.

Retail

Costs for retail domain services for the three months ended September 30, 2022 decreased by $0.4 million or 8%, to $4.1 million, as compared to $4.5 million for the three months ended September 30, 2021. This was driven by decreased costs related to retail domain name registrations of $0.3 million from lower retail registrations and furthered by a small decrease in Exact Hosting cost of revenues of less than $0.1 million.

Costs for retail domain services for the nine months ended September 30, 2022 decreased by $1.0 million or 7%, to $12.4 million, as compared to $13.4 million for the nine months ended September 30, 2021. This was driven by decreased costs related to retail domain name registrations of $0.9 million from lower retail registrations and furthered by a small decrease in domain name portfolio costs of less than $0.1 million.

Tucows Corporate

Cost of revenues from Tucows Corporate for the three months ended September 30, 2022 decreased by $1.8 million or 53%, to $1.7 million from $3.5 million in the three months ended September 30, 2021. Consistent with the above discussion around net revenues, this was a driven by decreased transitional services costs of $1.4 million, notably from a decreased level of customer support and marketing services provided to DISH in connection with the legacy Ting Mobile customer base. The Company expects transitional services costs of revenues to continue to decrease through the remainder of Fiscal 2022 and thereafter as services are established directly by DISH. This decrease was furthered by a decrease in costs of revenues of $0.4 million associated with the mobile telephony services and device costs associated with the small group of customers retained by the Company as part of the DISH Purchase Agreement. Costs of revenues decreased in the current period due to the reversal of the penalties previously accrued during the six months ended June 30, 2022, of $0.7 million. The Company was able to successfully negotiate with the MNO partner, deferring the impact of the penalties into Fiscal 2023 and beyond. The Company expects to incur penalties starting in Fiscal 2023 and thereafter until the contract is complete.

Cost of revenues from Tucows Corporate for the nine months ended September 30, 2022 decreased by $2.5 million or 26%, to $7.0 million from $9.5 million in the nine months ended September 30, 2021. Consistent with the above discussion around net revenues, this was a driven by decreased transitional services costs of $3.9 million, notably from a decreased level of customer support and marketing services provided to DISH in connection with the legacy Ting Mobile customer base. The Company expects transitional services costs of revenues to continue to decrease through the remainder of Fiscal 2022 and thereafter as services are established directly by DISH. This decrease was partially offset by an increase in costs of revenues of $1.4 million associated with the mobile telephony services and device costs associated with the small group of customers retained by the Company as part of the DISH Purchase Agreement. Costs of revenues increased as a result of the organic growth of the customer base we experienced through Fiscal 2021, brought about by new unlimited usage rate plans introduced in late Fiscal 2020. This increase was partially offset by the reversal of the penalties previously accrued during the six months ended June 30, 2022, of $0.7 million. The Company was able to successfully negotiate with the MNO partner, deferring the impact of the penalties into Fiscal 2023 and beyond. The Company expects to incur penalties starting in Fiscal 2023 and thereafter until the contract is complete.

Network Expenses

Network costs for the three months ended September 30, 2022 increased by $3.5 million or 42%, to $11.8 million, as compared to $8.3 million for the three months ended September 30, 2021. The three-month increase was driven by increased depreciation of $2.5 million driven by the Company's increased network infrastructure associated with the continuing expansion of the Ting Internet footprint and depreciation of Wavelo's new MONOS platform. This increase from depreciation was followed by increased network costs of $0.8 million from increased personnel and contracted service costs focused on Ting and Wavelo, as well as a small increase in amortization of intangible assets of $0.4 million attributed to the prior period acquisition of Simply Bits. These increases were partially offset by a decrease in impairment charges of $0.2 million.

Network costs for the nine months ended September 30, 2022 increased by $10.7 million or 46%, to $34.0 million, as compared to $23.3 million for the nine months ended September 30, 2021. The nine-month increase was driven by increased depreciation of $7.3 million driven by the Company's increased network infrastructure associated with the continuing expansion of the Ting Internet footprint and depreciation of Wavelo's new MONOS platform. This increase from depreciation was followed by increased network costs of $2.9 million from increased personnel and contracted service costs focused on Ting and Wavelo segments, as well as a small increase in amortization of intangible assets of $0.8 million driven by the prior period acquisition of Simply Bits. These increases were partially offset by a decrease in impairment charges of $0.3 million.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Sales and marketing	$13,894	$9,892	$39,384	$27,579
Increase over prior period	$4,002		$11,805
Increase - percentage	40%		43%
Percentage of net revenues	18%	13%	16%	12%

Sales and marketing expenses for the three months ended September 30, 2022 increased by $4.0 million, or 40%, to $13.9 million as compared to the three months ended September 30, 2021. This three-month increase primarily related to the investment in hiring additional personnel for both Ting Internet and Wavelo's sales, product, marketing, customer support and success teams to drive growth in Ting and to support the launch and go to market strategy of Wavelo. The current period also includes the teams acquired as part of the Simply Bits acquisition. Outside of additional hiring, personnel costs were impacted by wage inflation across our three segments, with issued increases in excess of 5% to align with economic conditions and market rates. In addition to personnel related costs, both marketing related costs and facility costs increased to drive active subscription growth given the increase in serviceable addresses available to Ting and to support our growing workforce in select Ting towns across the United States.

Sales and marketing expenses for the nine months ended September 30, 2022 increased by $11.8 million, or 43%, to $39.4 million as compared to the nine months ended September 30, 2021. This nine-month increase primarily related to the investment in hiring additional personnel for both Ting Internet and Wavelo's sales, product, marketing, customer support and success teams to drive growth in Ting and to support the launch and go to market strategy of Wavelo. The current period also includes the teams acquired as part of the Simply Bits acquisition. Outside of additional hiring, personnel costs were impacted by wage inflation across our three segments, with issued increases in excess of 5% to align with economic conditions and market rates. In addition to personnel related costs, both marketing related costs and facility costs increased to drive active subscription growth given the increase in serviceable addresses available to Ting and to support our growing workforce in select Ting towns across the United States.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Technical operations and development	$2,983	$3,742	$10,212	$10,044
Increase (decrease) over prior period	$(759)		$168
Increase (decrease) - percentage	(20)%		2%
Percentage of net revenues	4%	5%	4%	5%

Technical operations and development expenses for the three months ended September 30, 2022 decreased by $0.8 million, or 20%, to $3.0 million when compared to the three months ended September 30, 2021. The decrease in costs relates primarily to increased capitalization of personnel costs for internal use software related to development aspects of the MONOS and ISOS Platforms, work which has accelerated in the current period. This was partially offset by increased personnel costs including wage inflation across our three segments, with issued increases in excess of 5% to align with economic conditions and market rates.

Technical operations and development expenses for the nine months ended September 30, 2022 increased by $0.2 million, or 2%, to $10.2 million when compared to the nine months ended September 30, 2021. The increase in costs relates primarily to increased spending on both personnel costs and external contractors to provide development resources to assist our internal engineering teams with development aspects of the MONOS and ISOS platforms. Personnel costs were also impacted by wage inflation across our three segments, with issued increases in excess of 5% to align with economic conditions and market rates. Of these costs, a significant portion has been capitalized as internal use software related to development aspects of the MONOS and ISOS Platforms. Outside of personnel costs, the Company also experienced increases in bandwidth costs in the current period, driven by the acquisition of Uniregistry assets in the fourth quarter of Fiscal 2021.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$7,897	$5,069	$22,006	$15,232
Increase over prior period	$2,828		$6,774
Increase - percentage	56%		44%
Percentage of net revenues	10%	7%	9%	7%

General and administrative expenses for the three months ended September 30, 2022 increased by $2.8 million, or 56% to $7.9 million as compared to the three months ended September 30, 2021.  The increase was primarily driven by an increase in personnel costs driven by the growth of teams acquired as part of the Simply Bits acquisition and continued investment in hiring for administrative teams to better support our segments as part of our new corporate reorganization. Outside of additional hiring, personnel costs were impacted by wage inflation across our three segments, with issued increases in excess of 5% to align with economic conditions and market rates. Another driver of the increase was the higher stock-based compensation expenses in order to attract, retain and scale core administrative teams to meet projected Company growth. Smaller contributors to the increase include bank charges, professional fees, and facility costs driven by Ting and the continuing expansion of the Ting Internet footprint.

General and administrative expenses for the nine months ended September 30, 2022 increased by $6.8 million, or 44% to $22 million as compared to the nine months ended September 30, 2021.  The increase was primarily driven by an increase in personnel costs driven by the growth of teams acquired as part of the Simply Bits acquisition and continued investment in hiring for administrative teams to better support our segments as part of our new corporate reorganization. Outside of additional hiring, personnel costs were impacted by wage inflation across our three segments, with issued increases in excess of 5% to align with economic conditions and market rates. Another driver of the increase was the higher stock-based compensation expenses in order to attract, retain and scale core administrative teams to meet projected Company growth. Smaller contributors to the increase include other miscellaneous expenses such as business taxes, bank charges and facility costs driven by Ting and the continuing expansion of the Ting Internet footprint.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation of property and equipment	$149	$136	$443	$384
Increase over prior period	$13		$59
Increase - percentage	10%		15%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs increased less than $0.1 million for the three months ended September 30, 2022, to $0.1 million when compared to the three months ended September 30, 2021. This increase was a result of increased fixed assets in the period.

Depreciation costs increased less than $0.1 million for the nine months ended September 30, 2022, to $0.4 million when compared to the nine months ended September 30, 2021. This increase was a result of increased fixed assets in the period.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of intangible assets	$2,464	$2,267	$7,394	$6,909
Increase over prior period	$197		$485
Increase - percentage	9%		7%
Percentage of net revenues	3%	3%	3%	3%

Amortization of intangible assets for the three months ended September 30, 2022 increased by $0.2 million to $2.5 million as compared to the three months ended September 30, 2021. This increase was a result of the acquisition of Uniregistry assets in the fourth quarter of Fiscal 2021.

Amortization of intangible assets for the nine months ended September 30, 2022 increased by $0.5 million to $7.4 million as compared to the nine months ended September 30, 2021. This increase was a result of the acquisition of Uniregistry assets in the fourth quarter of Fiscal 2021.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Loss (gain) on currency forward contracts	$-	$(87)	$-	$(277)
Increase over prior period	$87		$277
Increase - percentage	100%		100%
Percentage of net revenues	-%	-%	-%	-%

The Company recorded a net loss of nil in the change in fair value of outstanding contracts as well as realized on matured contracts during the three months ended September 30, 2022, compared to a net gain of $0.1 million during the three months ended September 30, 2021.

The Company recorded a net loss of nil in the change in fair value of outstanding contracts as well as realized on matured contracts during the nine months ended September 30, 2022, compared to a net gain of $0.3 million during the nine months September 30, 2021.

At September 30, 2022, our balance sheet reflects a derivative instrument asset of $2.0 million and a liability of $2.0 million as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Other income (expense), net	$373	$4,300	$5,326	$12,385
Increase (decrease) over prior period	$(3,927)		$(7,059)
Increase (decrease) - percentage	(91)%		(57)%
Percentage of net revenues	0%	6%	2%	6%

Other Income during the three months ended September 30, 2022 decreased by $3.9 million when compared to the three months ended September 30, 2021. This was driven by higher interest incurred of $3.1 million, driven both by our Amended Credit Agreement (as defined below) as well as interest on redeemable preferred shares. In addition to higher interest expense, the Company experienced a $0.8 million decrease in the gain on sale of Ting Customer Assets to DISH in the current period. As described above, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement, as form of consideration for the sale of the legacy customer relationships. The Company expects the gain on the sale of Ting Customer Assets to continue to decrease over the term of the payout as legacy customers naturally churn away from Ting Mobile.

Other Income during the nine months ended September 30, 2022 decreased by $7.1 million when compared to the nine months ended September 30, 2021. This was partly due to higher interest incurred of $5.3 million on our Amended Credit Agreement (as defined below) as well as interest on redeemable preferred shares. In addition to higher interest expense, the Company experienced a $1.8 million decrease in the gain on sale of Ting Customer Assets to DISH in the current period. As described above, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement, as form of consideration for the sale of the legacy customer relationships. The Company expects the gain on the sale of Ting Customer Assets to continue to decrease over the term of the payout as legacy customers naturally churn away from Ting Mobile.

INCOME TAXES

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Provision for income taxes	$(1,027)	$(299)	$790	$665
Decrease in provision over prior period	$(728)		$125
Decrease - percentage	*		*
Effective tax rate	11%	(28)%	(6)%	11%

* not meaningful

Income taxes for the three months ended September 30, 2022 decreased by $0.7 million when compared to the three months ended September 30, 2021. The change in effective tax rate is primarily due to the change in net income before tax for the period, and it is partially offset by an increase in valuation allowance on foreign tax credits as a result of a change in the geographical mix of income and reduced excess tax benefits related to stock-based compensation.

Income taxes for the nine months ended September 30, 2022 increased by $0.1 million when compared to the nine months ended September 30, 2021. The change in effective tax rate is primarily due to the change in net income before tax for the period, and it is partially offset by an increase in valuation allowance on foreign tax credits as a result of a change in the geographical mix of income and reduced excess tax benefits related to stock-based compensation. There is aggregate tax expense over consolidated net loss for the period, primarily due to the geographical mix of income in taxable jurisdictions.

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

The following table reconciles adjusted EBITDA to net income:

Reconciliation of Adjusted EBITDA to Income before Provision for Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of US Dollars)	2022	2021	2022	2021
(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Adjusted EBITDA	$7,879	$12,205	$30,890	$36,083
Depreciation of property and equipment	7,285	4,758	20,063	12,728
Impairment and loss on disposition of property and equipment	(16)	470	491	536
Amortization of intangible assets	2,842	2,288	8,528	7,253
Interest expense, net	4,337	1,169	8,555	3,108
Accretion of contingent consideration	50	96	198	287
Stock-based compensation	1,569	1,126	4,396	3,357
Unrealized loss (gain) on change in fair value of foreign currency forward contracts	-	249	-	606
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	348	72	446	178
Acquisition and other costs[1]	472	901	1,549	2,034

Income/(loss) before provision for income taxes	$(9,008)	$1,076	$(13,336)	$5,996

[1]Acquisition and other costs represent transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses, primarily related to our acquisitions, including Simply Bits in November 2021. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments

Adjusted EBITDA decreased by $4.3 million to $7.9 million for the three months ended September 30, 2022 when compared to the three months ended September 30, 2021. The decrease in adjusted EBITDA from period-to-period was primarily driven by decreased contribution from Wavelo due to significant investments into building out both our teams and platforms in support of future growth as well as a current period charge for amortization of the contract asset related to the DISH agreement. This decrease was furthered by Tucows Domains and to a lesser extent from Ting. For Tucows Domains, we continue to experience reduced contribution from continued normalization of domain registrations and slowed renewal rates relative to patterns experienced over the last fiscal years from the COVID-19 pandemic; as well as domains under management. For Ting, the decreased contribution is from the increased investment for the ramp of expenditures related to the Fiber Internet network build and expansion plan.

Adjusted EBITDA decreased by $5.2 million to $30.9 million for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021. The decrease in adjusted EBITDA from period-to-period was primarily driven by decreased contribution from the increased investment in Ting for the ramp of expenditures related to the Fiber Internet network build and expansion plan. This was further decreased from Tucows Domain as we experience the reduced contribution from continued normalization of domain registrations and slowed renewal rates relative to patterns experienced over the last fiscal years from the COVID-19 pandemic; as well as domains under management. These decreases were partially offset by a small increase in contribution from Wavelo due to increased revenue growth in MONOS platform fees as additional DISH subscribers migrate to the platform.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The following table presents other comprehensive income for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Other comprehensive income (loss)	$(1,774)	$(1,385)	$(619)	$(2,624)
Decrease over prior period	$(389)		$2,005
Decrease - percentage	28%		(76)%
Percentage of net revenues	(2)%	(2)%	(0)%	(1)%

The impact of the fair value adjustments on outstanding hedged contracts for the three months ended September 30, 2022 was a gain in OCI before reclassifications of $1.7 million as compared to a gain in OCI of $0.5 million before reclassifications for the three months ended September 30, 2021.

The net amount reclassified to earnings during the three months ended September 30, 2022 was a gain of $0.1 million compared to a gain of $0.9 million during the three months ended September 30, 2021.

The impact of the fair value adjustments on outstanding hedged contracts for the nine months ended September 30, 2022 was a gain in OCI before reclassifications of $0.5 million as compared to a loss in OCI of $0.1 million before reclassifications for the nine months ended September 30, 2021.

The net amount reclassified to earnings during the nine months ended September 30, 2022 was a gain of $0.1 million compared to a gain of $2.7 million during the nine months ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, our cash and cash equivalents balance increased by $21.4 million when compared to December 31, 2021. Our principal uses of cash were $100 million for the continued investment in property and equipment driven by Ting Internet expansion, $3.1 million related to the contingent consideration related to the acquisition of Cedar and Simply Bits, $0.8 million related to deferred preferred financing costs, $0.7 million related to the payment of loan payable costs, and $0.1 million related to the acquisition of intangible assets. These uses of cash were partially offset by $60 million proceeds from redeemable preferred shares, $48.3 million proceeds received from the drawdown of the Amended Credit Agreement, $17.0 million from cash provided from operating activities and $0.8 million from the proceeds received on the exercise of stock options.

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

Third Amended 2019 Credit Facility

On August 8, 2022, the Company entered into the Third Amended 2019 Credit Facility (the "Amended Credit Agreement") with the Lenders.  The Amended Credit Agreement continues to provide the Company with access to the Credit Facility. Under the Amended Credit Agreement, and in connection with the Unit Purchase Agreement the Lenders agreed that Ting Fiber, Inc. (converted to Ting LLC) and its wholly owned subsidiaries ceased to be Guarantors under the Credit Facility and were released from their respective guarantee and security documents, including a release of the Lenders' security interests and liens upon the assets of such entities. Additionally, the Amended Credit Agreement has extended the maturity of the Credit Facility to June 14, 2024. The Company is subject to the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.00:1.00 until September 29, 2023 and 3.75:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00.  The financial covenant calculations will exclude the financial results of Ting Fiber Inc. (converted to Ting LLC) and its wholly owned subsidiaries. The Amended Credit Agreement added SOFR Loans as a form of advance available under the Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum).

Cash Flow from Operating Activities

Net cash inflows from operating activities during the nine months ended September 30, 2022 totaled $17.0 million, a decrease of 11% when compared to the nine months ended September 30, 2021.

Net income, after adjusting for non-cash charges, during the nine months ended September 30, 2022 was $15.5 million, a decrease of 38% when compared to the prior year. Net income included non-cash charges and recoveries of $29.6 million such as depreciation, amortization, stock-based compensation, loss (gain) on change in fair value of currency forward contracts, net right of use operating asset or liability, accretion of contingent consideration, amortization of debt discount and issuance costs, impairment of property and equipment, loss on disposal of domain names, net amortization of contract costs, excess tax benefits on stock-based compensation, accretion of redeemable preferred shares, and deferred income taxes (recovery). In addition, changes in our working capital contributed net cash of $1.5 million. Utilized cash of $13 million from the changes in contract assets, inventory, customer deposits, deferred revenue, accounts receivable and accreditation fees payable were offset by positive contributions of $14.5 million from movements in accounts payable, income taxes recoverable, prepaid expenses and deposits, accrued liabilities, and deferred costs of fulfillment.

Cash Flow from Financing Activities

Net cash inflows from financing activities during the nine months ended September 30, 2022 totaled $104.6 million, an increase of 243% when compared to the nine months ended September 30, 2021. Total cash inflows were driven by $60 million of proceeds from redeemable preferred shares issued to Generate, $48.3 million of proceeds received from drawdown of the Credit Facility, as well as $0.8 million from proceeds received on exercise of stock options. These cash inflows were partially offset by $3.1 million related to the contingent consideration related to the acquisition of Cedar and Simply Bits, $0.8 million from deferred preferred financing costs, as well as $0.7 million related to the payment of loan payable costs.

Cash Flow from Investing Activities

Investing activities during the nine months ended September 30, 2022 used net cash of $100.1 million, an increase of 91% when compared to the nine months ended September 30, 2021. Cash outflows of $100 million primarily related to the investment in property and equipment, primarily to support the continued expansion of our Ting Internet Fiber network footprints in California, Colorado, Idaho, North Carolina and Virginia as we seek to extend both our current network and expand to new markets. We expect our capital expenditures on building and expanding our fiber network to continue to increase during Fiscal 2022. In addition to investment in property and equipment, the current period used $0.1 million for the acquisition of other intangible assets.

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

In our 2021 Annual Report, we disclosed our material cash requirements. As of September 30, 2022, other than the items mentioned above, there have been no other material changes to our material cash requirements outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of September 30, 2022.

We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Agreement. In an effort to mitigate a portion of our market risk exposure the Company has entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to variable interest payments on the Amended Credit Agreement. The notional value of the swap at September 30, 2022 is $70 million, consistent with December 31, 2021.

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

As of September 30, 2022, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset

October - December 2022	$14,897	1.2906	$(971)
January - March 2023	15,132	1.3283	(552)
April - June 2023	13,074	1.3385	(364)
July - September 2023	11,332	1.3633	(102)
October - December 2023	10,150	1.3744	-
	$64,585	1.3351	$(1,989)

As of September 30, 2022, the Company had $64.6 million of outstanding foreign exchange forward contracts which will convert to $86.2 million Canadian dollars. Of these contracts, $64.6 million met the requirements for hedge accounting. As of December 31, 2021, the Company held contracts in the amount of $25.2 million to trade U.S. dollars in exchange for $32.0 million Canadian dollars. Of these contracts, $25.2 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended September 30, 2022. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended September 30, 2022. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended September 30, 2022 of approximately $1.5 million, before the effects of hedging. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to our Amended Credit Agreement.

As of September 30, 2022, we had an outstanding balance of $238.9 million on the Amended Credit Agreement.  The Amended Credit Agreement added SOFR Loans as a form of advance available under the Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum). In May 2020, the Company entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to the variable interest payments on the Credit facility. The notional value of the interest rate swap was $70 million as of September 30, 2022, consistent with December 31, 2021. The Company does not use the interest rate swap for trading or speculative purposes. The contract is coterminous with the Credit facility, maturing in June 2024. As of September 30, 2022, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Amended Credit Agreement by approximately $1.7 million, after the effects of hedging, assuming that the loan balance as of September 30, 2022 is outstanding for the entire period.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022 our disclosure controls and procedures were effective at the reasonable assurance level.

(b)    Changes in Internal Control over Financial Reporting

There were no changes made in our internal controls over financial reporting during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our preferred share unit financing arrangement could adversely affect our financial condition, our ability to operate our business, divert our cash flow from operations for debt payments, and prevent us from meeting our debt obligations. Our preferred share financing agreement imposes predetermined operational and financial drawdown milestones on our Ting segment, which may prevent us from obtaining additional financing under such preferred unit financing arrangement. In addition, the Company may need additional financing to further accelerate the expansion of the Ting Internet footprint.

On August 8, 2022, Ting LLC entered into the Unit Purchase Agreement with Generate under which Ting LLC has committed to issue and sell $60 million of Series A Preferred Units at the Initial Funding, subject to customary closing conditions, and an additional aggregate of $140 million Series A Preferred Units if the Milestones are achieved over a three year period from the date of the Transaction Close. The Series A Preferred Units will accrue a preferred return of 15% per annum (subject to certain adjustments as described below) on a non-cash basis under the first 24 months under the Unit Purchase Agreement. Our ability to achieve the Milestones to access the additional funding, as well as to generate cash flow from operations to make the payments in respect of the preferred return, will depend on our future performance, which will be affected by a range of economic, competitive and business factors as well as changes in government monetary or fiscal policy. The failure to access the additional funding or pay the preferred return, could have a material adverse effect on our business. In addition, the Company is obligated to redeem Generate's equity interests for an amount equal to the outstanding capital balance plus the unsatisfied preferred return (and pay a make-whole premium if the redemption occurs within the four years following the Transaction Close), upon certain conditions, including a material breach of any Tucows' credit agreement that is not cured, the failure to pay the preferred return in two consecutive quarters following the second anniversary of the Transaction Close, and the six year anniversary of the Transaction Close.

In addition, in order to further accelerate the expansion of the Ting Internet footprint, the Company may seek additional financing, which may include an equity or debt issuance, a partnership or collaborating arrangement with another third party. We may not be able to secure additional financing on favorable terms, or at all, at the time when we need that funding, and if not available, could have a material adverse effect on our business. Moreover, any additional financing may be dilutive to existing investors.

We are subject to minimum purchase commitments with some partner network providers

In some Ting markets, our Ting segment operates Internet networks owned by third parties, such as municipalities or private entities (“Partner Network Providers”), as opposed to owning and constructing the Internet network ourselves. The Company pays a fee to Partner Network Providers in exchange for the use of the Internet network. Fees are commonly subject to minimum purchase commitments which can vary in their structure, but often increase as the Internet network is constructed and Ting is provided access to more serviceable addresses. In order to generate profit and avoid losses in these partner markets, we must generate enough revenue to offset our costs, including our minimum purchase commitments by attracting new customers and managing attrition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2022, the Company announced that its Board approved a stock buyback program (the "2022 Buyback Program") to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 11, 2022 and will terminate on or before February 10, 2023. For the three and nine months ended September 30, 2022, the Company did not repurchase any shares under the 2022 Buyback Program.

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

3.3	Amendment No. 1 to Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by Reference to Exhibit 3.3 filed with Tucows’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).
10.1	Amending agreement No.1 to the Second Amended and Restated Senior Secured Credit Agreement, dated March 31, 2022 (Incorporated by Reference to Exhibit 3.4 filed with Tucows' Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
10.2#	Amending agreement No.2 to the Second Amended and Restated Senior Secured Credit Agreement, dated June 29, 2022,(Incorporated by Reference to Exhibit 10.2 filed with Tucows' Quarterly Report on Form 10-Q for the quarter ended June 30, 2022)
10.3#	Third Amended and Restated Senior Secured Credit Agreement, dated August 8, 2022, by and among Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders.
10.4#	Series A Preferred Unit Purchase Agreement, dated August 8, 2022, by and among Ting Fiber, LLC, a Delaware limited liability company and Generate TF Holdings, LLC
31.1#	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification
31.2#	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification
32.1†	Chief Executive Officer's Section 1350 Certification †
32.2†	Chief Financial Officer's Section 1350 Certification †
101.INS#	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2022	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ DAVINDER SINGH
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)