Form 10-K
period 2022-12-31
TUCOWS INC /PA/
filed 2023-03-15
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Securities Exchange Act of 1934.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b), indicate by check mark whether the financial statements of the registrant included in the filing reflect the correlation of an error to previously issued financial statements. Yes ☐  No ☐

Indicate by check mark whether any of such error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). Yes ☐  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐  No ☒

As of June 30, 2022, (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $283.9 million. Such aggregate market value was computed by reference to the closing sale price per share of $44.51 as reported on the NASDAQ Capital Market on such date. For purposes of making this calculation, the registrant has excluded each executive officer, each director and each beneficial owner of more than ten percent of the outstanding shares of common stock of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of March 13, 2023, was 10,829,711.

TUCOWS INC.

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2022

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

Information Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements by Tucows Inc. (the “Company”, “we”, “us” “Tucows” or “our”) with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the competition we expect to encounter as our business develops and competes in a broader range of Internet services, the Company's foreign currency requirements, specifically for the Canadian dollar and Euro; Internet access subscriber growth and retention rates, the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential generic top level domain (“gTLD”) expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and the impact it may have on related revenues; our belief regarding the underlying platform for our domain services, our expectation regarding the trend of sales of domain names; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations to obtain additional financing to accelerate the Ting Internet footprint while sustaining liquidity; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds, our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; the impact of the COVID-19 pandemic on our business, operations and financial performance; and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

•	Our ability to continue to generate sufficient working capital to meet our operating requirements;

•	Our ability to further accelerate the expansion of the Ting Internet footprint, by obtaining additional financing;

•	Our ability to service our debt commitments and preferred share commitments;

•	Our ability to maintain a good working relationship with our vendors and customers;

•	The ability of vendors to continue to supply our needs;

•	Actions by our competitors;

•	Our ability to attract and retain qualified personnel in our business;

•	Our ability to effectively manage our business;

•	The effects of any material impairment of our goodwill or other indefinite-lived intangible assets;

•	Our ability to obtain and maintain approvals from regulatory authorities on regulatory issues;

•	Our ability to invest in the build-out of fiber networks into selected towns and cities to provide Internet access services to residential and commercial customers while maintaining the development and sales of our established services;

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

•	Our ability to effectively integrate acquisitions;

•	Our ability to monitor, assess and respond to the rapidly changing impacts of the COVID-19 pandemic, geopolitical developments, economic impacts including rising inflation and interest rates. Our current assessment of expected impacts has been included below as part of the Opportunities, Challenges & Risks section;

•	Our ability to collect anticipated payments from DISH in connection with the 10-year payment stream that is a function of the margin generated by the transferred subscribers over a 10-year period pursuant to the terms of the Asset Purchase Agreement dated August 1, 2020 between the Company and DISH Wireless LLC ("DISH") (the “DISH Purchase Agreement”);

•	Our ability to meet the operational and financial drawdown milestones under the Unit Purchase Agreement with Generate TF Holdings, LLC, a Delaware limited liability company ("Generate"), which provides the Company with the ability to obtain additional financing to invest in the expansion of fiber networks;

•	Pending or new litigation; and

•	Factors set forth herein under the caption “Item 1A Risk Factors”.

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

We accomplish this by reducing the complexity of our customers’ experience as they access the Internet (at home or on the go) and while using Internet services such as domain name registration, email and other Internet services. In the prior year, we disclosed three operating and reportable segments: Fiber Internet Services, Domain Services and Mobile Services. During the first quarter of 2022, the Company completed a reorganization of its reporting structure into three operating and reportable segments: Fiber Internet Services, Platform Services and Domain Services. In the third quarter of 2022, the Company renamed its three operating and reportable segments to reflect their branded names: Ting, Wavelo and Tucows Domains. The change to our reportable operating segments was the result of a shift in our business and management structures that was completed during the first quarter of 2022. The operations supporting what was previously known as our Mobile Services segment have become increasingly operationally distinct between our mobile retail services and our platform services. As a result, commencing in the first quarter of 2022, our Chief Executive Officer ("CEO"), who is also our chief decision maker, reviews the operating results of Ting, Wavelo and Tucows Domains as three distinct segments in order to make key operating decisions as well as evaluate segment performance. Certain revenues and expenses disclosed under the Corporate category are excluded from segment earnings before interest, tax, depreciation and amortization ("EBITDA") results as they are centrally managed and not monitored by or reported to our CEO by segment, including Mobile Retail Services, eliminations of intercompany transactions, portions of Finance and Human Resources that are centrally managed, Legal and Corporate IT. We are now both organized and managed, and also report our financial results as three segments: Ting, Wavelo and Tucows Domains. The three segments are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate.

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

Ting

Ting and its wholly owned subsidiaries - Cedar and Simply Bits includes the provision of high-speed Internet access services to select towns throughout the United States, with further expansion underway to both new and existing markets. Our primary sales channel is through the Ting website. The primary focus of this segment is to provide reliable Fiber and Fixed Wireless Internet services to consumer and business customers. Revenues are all generated in the U.S. and are billed on a monthly basis and have no fixed contract terms.

As of December 31, 2022, Ting Internet had access to 96,000 owned infrastructure serviceable addresses, 20,000 partner infrastructure serviceable addresses and 35,000 active accounts under its management; compared to having access to 76,000 owned infrastructure serviceable addresses, 15,000 partner infrastructure serviceable addresses and 26,000 active accounts under its management as of December 31, 2021. These figures exclude the increase in serviceable addresses and accounts attributable to the Simply Bits acquisition.

Wavelo

Wavelo includes the provision of full-service platforms and professional services providing a variety of solutions that support Communication Services Providers ("CSPs"), including subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo's focus is to provide accessible telecom software to CSPs globally, minimizing network and technical barriers and improving internet access worldwide. Wavelo's suite of flexible, cloud-based software simplifies the management of mobile and internet network access, enabling CSPs to better utilize their existing infrastructure, focus on customer experience and scale their businesses faster. Wavelo launched as a proven asset for CSPs, with DISH using Wavelo’s Mobile Network Operating System ("MONOS") software to drive additional value within its Digital Operator Platform since 2021. More recently, Ting Internet has also integrated Wavelo’s Internet Service Operating System ("ISOS") and Subscriber Management ("SM") software to enable faster subscriber growth and footprint expansion. The Wavelo segment also includes the Platypus brand and platform, our legacy billing solution for internet service providers (each an "ISP" and collectively, "ISPs"), that was previously reported under the Ting segment. Wavelo revenues from MONOS, ISOS, SM and professional services are all generated in the U.S. and our customer agreements have set contract lengths with the underlying CSP. Similarly, Platypus revenues are largely generated in the U.S., with a small portion earned in Canada and other countries.

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

Our primary distribution channel is a global network of approximately 35,000 resellers that operate in over 150 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of gTLD and the country code top-level domain options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface, easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

We believe that the underlying platforms for our services are among the most mature, reliable and functional reseller-oriented provisioning and management platforms in our industry, and we continue to refine, evolve and improve these services for both resellers and end-users. Our business model is characterized primarily by non-refundable, up-front payments, which lead to recurring revenue from renewals and positive operating cash flow.

Wholesale, primarily branded as OpenSRS, eNom, EPAG and Ascio, derives revenue from its domain registration service and from providing value-added services. The OpenSRS, eNom, EPAG and Ascio domain services manage 24 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations.

Value-added services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, Internet hosting, WHOIS privacy, publishing tools and other value-added services. All of these services are made available to end-users through a network of 35,000 web hosts, ISPs and other resellers around the world. In addition, we also derive revenue by monetizing domain names which are near the end of their lifecycle through expiry auction sale.

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

Customers

Within the Ting segment, customers are a very broad mix of consumers, small businesses and corporations seeking high-speed Internet Services. Wavelo offers services to a small number of CSPs focused in the U.S. along with their biggest external customer being DISH and internal customer being Ting, until such time we expand these offerings to other MVNOs or MNOs. The majority of the customers to whom we provide services as Tucows Domains are generally either web hosts or ISPs. A small number of customers are consultants and designers providing our services to their business clients, or retail consumers registering a personal domain name.

No customer represented more than 10% of our consolidated revenues in any of the last three fiscal years.

While our customers are capitalizing on the growth in Internet usage and the demand for new services, they also face significant competition from numerous other service providers with competitive or comparable offerings. This has led customers within our Wavelo and Tucows Domains segments to focus on core competencies, and increasingly seeking to outsource non-core services. Outsourcing enables these customers to better focus on customer acquisition and retention efforts by eliminating the need to own, develop and support non-core applications in-house. In the case of Tucows Domains, this supports our Value-Added Services offerings, and for Wavelo this supports our go-to-market efforts to offer full-service platforms providing a variety of solutions that support CSPs, including subscription and billing management, network orchestration and provisioning, and individual developer tools.

Seasonality

During the summer months and certain other times of the year, such as major holidays, Internet usage often declines. As a result, some of our services (such as OpenSRS, eNom, Ascio, and Hover) may experience reduced demand during these times. For example, our experience shows that new domain registrations decline during the summer months and around the year-end holidays. In addition, the first quarter of the fiscal year will often see higher billed revenues in regard to domain names due to most renewals occurring on January 1. The demand for Ting and Wavelo services is not impacted by seasonality. However, in certain Ting markets we operate in, construction activities associated with adding new serviceable addresses can be impacted by seasonal climate.

Competition

Our competitors may be divided into the following groups:

Ting

•	U.S. Broadband providers such as AT&T, Comcast, Verizon and CenturyLink, who primarily compete with Ting Internet Services.

Tucows Domains

•	Retail-oriented domain registrars, such as GoDaddy and Web.com, who compete with our Reseller customers in wholesale domain services and with Hover.

•	Wholesale-oriented domain registrars, such as GoDaddy, who market services to resellers such as our customers.

•	Wholesale Email Service providers, such as Google, Microsoft, Bluetie and MailTrust.

Wavelo

•	Traditional BSS/OSS providers such as Amdocs, Netcracker, Ericsson, Optiva and Sonar Software, who primarily compete with Wavelo’s platforms and services.

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

We believe the primary competitive factors in Ting are:

•	Providing a superior customer service experience;

•	Providing a simple and friendly user experience through more usable web and application interfaces and more fair and transparent pricing;

•	Being agnostic on internet hardware, including network routers; and

•	Providing superior technology, speed and reliability with fiber to the home services.

We believe the primary competitive factors in Tucows Domains are:

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

We believe the primary competitive factors in Wavelo are:

•

Event-based architecture is the foundation to our modern platforms, which means less network bandwidth consumption and less central processing unit ("CPU") utilization, cutting costs and speeding up delivery, enabling new features, functionality and better customer experiences;

•

Wavelo's product suite can transform CSPs from top to bottom. Our product suite is modular by nature, so our platforms can work just as well together as they do independently, and alongside other best-in-class software - to fill specific gaps in operations, network provisioning, subscriber management, or anything in between; and

•

CSPs are able to select the best of breed software and use it where they please, versus being forced into a traditional BSS/OSS software stack that forces them to use that providers' version of software to have full functionality.

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

As of December 31, 2022, we had approximately 1,020 full-time employees and 80 contracted employees globally. As a global Internet and technology company, we have a wide range of employees, including management professionals, technicians, engineers, and call center employees. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good. Approximately 55% of our employees are based in Canada, followed by 35% based in the U.S., and the remaining 10% are spread across countries in Europe and other regions. Of our employees, approximately 450 support our Ting segment, 180 support our Wavelo segment, and approximately 260 support our Tucows Domains segment. The remaining 210 employees support corporate functions and shared technology services used across the Tucows group.

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

The Company also supports eight Employee Resource Groups ("ERGs") focused on 2SLGBTQ+, caregivers, women leadership, Canadian newcomers, neurodiversity, BIPOC, mental health and racial justice and equality. These volunteer groups connect employees with shared characteristics, life experiences and enable them to engage in activities that advance our culture and contribute to our success.

Diversity and Inclusion

As an organization, Tucows believes in the importance of driving meaningful change and impact; from its products to its people, everything is approached with intentionality. Our people philosophy is no different. To us, inclusion is not a standalone effort; it is intrinsically part of our employee experience, which helps us create a space where our team can proudly and comfortably bring their full selves to work. This principle is found throughout the entire company, and is especially apparent in Tucows’ benchmark-free people philosophy. The Company has invested in resources that build community and foster inclusivity within the organization.

Cybersecurity

Our industry is vulnerable to cybersecurity risks that are growing in both frequency and complexity. Tucows, along with our suppliers, employs systems and network infrastructure that are subject to cyberattacks, which may include theft of assets, unauthorized access to proprietary or sensitive information, destruction or corruption of data, ransomware attacks, or operational disruption. A significant cyberattack against our, or our suppliers’, critical network infrastructure and supporting information systems could result in service disruptions, litigation, loss of customers, incurring significant costs, and/or reputational damage.

Our Board of Directors (the "Board") has primary oversight responsibility for all aspects of operational risk including cybersecurity. As part of its oversight role, the Board regularly reviews management’s risk assessments as well as plans to prevent, detect and respond to ongoing security threats. Our ongoing success depends on protecting our sensitive data, including personal information about our customers and employees. We rely on security awareness training, policies, procedures and IT systems to protect this information.

Compliance with Government Regulations

Ting

Our Fiber Internet services are also subject to a number of regulations and commitments. The Federal Communications Commission ("FCC") frequently considers imposing new broadband-related regulations such as those relating to an Open Internet. States and localities also consider new broadband-related regulations, including those regarding government-owned broadband networks, net neutrality and connectivity during COVID-19. Additionally, as an ISP, we must implement certain network capabilities to assist law enforcement in conducting surveillance of persons suspected of criminal activity. From time to time, the FCC considers imposing new regulatory obligations on ISPs. We are committed to an Open Internet and do not block, throttle or engage in paid or affiliated prioritization, and have committed not to block, throttle or discriminate against lawful content.

Tucows Corporate - Mobile Services

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

Wavelo

Our Wavelo Segment is less subject to government regulations and commitments because it enables subscription and billing management, network orchestration and provisioning, and individual developer tools. Outside of General Data Protection Regulation (“GDPR”), which creates obligations around the procurement, processing, publication and sharing of personal data, there is limited regulation or commitment to government bodies for software.

Tucows Domains

Our Tucows Domains segment is subject to regulation ICANN, federal and state laws in the U.S. and the laws of other jurisdictions in which we do business. These include:

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

General Data Protection Regulation: GDPR creates obligations around the procurement, processing, publication and sharing of personal data. Potential fines for violations of certain provisions of GDPR reach as high as 4% of a company’s annual total revenue, potentially including the revenue of its international affiliates. The solutions we develop for GDPR-compliance may not be adequate in the views of regulatory authorities or ICANN, which may cause the loss of WHOIS privacy revenue or increase our costs of developing compliant solutions or subject us to litigation, liability, civil penalties, or loss of market share. As the privacy laws and regulations around the world continue to evolve, these changes could adversely affect our business operations in similar ways.

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

We were incorporated under the laws of the Commonwealth of Pennsylvania in November 1992 under the name Infonautics, Inc. In August 2001, we completed our acquisition of Tucows Inc., a Delaware corporation, and we changed our name from Infonautics, Inc. to Tucows Inc. Our principal executive offices are located at 96 Mowat Avenue, Toronto, Ontario, M6K 3M1 Canada. Our telephone number is (416) 535-0123. We also have offices in Germany, Denmark and the U.S.

We are subject to the filing requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, we file annual reports, periodic reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically at www.sec.gov.

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

Information about our Executive Officers and Key Employees

The following table sets forth the names, ages and titles of persons currently serving as our executive officers and key employees.

Name	Age	Title
Elliot Noss	60	President and Chief Executive Officer, Tucows Inc. and Ting
Davinder Singh	48	Chief Financial Officer
Dave Woroch	60	Chief Executive Officer of Tucows Domains
Bret Fausett	59	Chief Legal Officer
Michael Koenig	38	Chief Operating Officer
Justin Reilly	35	Chief Executive Officer, Wavelo

Elliot Noss has served as our President and Chief Executive Officer of Tucows Inc. since May 1999 and Ting since 2022 and served as Vice President of Corporate Services for Tucows Interactive Limited, which was acquired by Tucows in May 1999, from April 1997 to May 1999.

Davinder Singh has served as our Chief Financial Officer since 2017, having previously served as Vice President Finance since joining the Company in 2016. Prior to joining the Company, Mr. Singh spent eight years at KPMG LLP primarily focusing on public company audits in the technology field. After leaving KPMG LLP, Mr. Singh joined TELUS and held progressive roles, including Chief Financial Officer of TELUS International. Mr. Singh is a Chartered Professional Accountant with the Institute of Chartered Professional Accountants of British Columbia. Mr. Singh also sits on the Board of Hootsuite and serves as its audit committee chair. Hootsuite is a privately held social media management company.

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

Michael Koenig joined Tucows in April 2022 as the Chief Revenue Officer of Wavelo before moving into Tucows' Chief Operating Officer role in October 2022. Prior to joining Tucows, Mr. Koenig served as the Chief Operating Officer of two organizations, Sweet and Time Doctor for five and two years, respectively.

Justin Reilly joined Tucows in September 2019 and currently serves as our Chief Executive Officer of Wavelo. Prior to joining Tucows, Justin was Head of Product & Customer Experience Innovation at Verizon, as well as founder of a number of companies with consumer grade product and machine learning at their core.

ITEM 1A.  RISK FACTORS

Our business faces significant risks. Some of the following risks relate principally to our business and the industry and statutory and regulatory environment in which we operate, including those highlighted in this section and summarized below. Other risks relate principally to the securities markets and ownership of our stock. As a result, this risk factor summary together with a more comprehensive discussion of risks and uncertainties set forth following this section under the heading “Item 1A. Risk Factors” as well as elsewhere in this Annual Report on Form 10-K. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Risk Factor Summary

●

If we do not continue to provide services that are useful to consumers, we may not remain competitive and be forced to reduce our prices, and our revenues and operating results could be adversely affected.

●	Our service offerings may not be successful if we are unable to maintain existing customer relationships or establish new relationships.
●

Our service offerings may be limited in ability to grow their respective businesses and customer base unless we can continue to manage our vendor relationships and supply chain to obtain valuable products and service options to offer to our customers.

●

Our service offerings may experience a material adverse effect should the nature of the Internet fundamentally change or fail to grow and expand internationally as a viable medium for commerce. This includes changes in current navigation practices, technologies or marketing practices.

●	Our ongoing investment in new businesses, services and technologies and divestment of old businesses and services is inherently risky, and could disrupt our current operations.
●	Our ability to accurately forecast construction and marketing costs as well as manage the cost per serviceable address within expected targets will impact our return on investment on the Ting Internet footprint.
●

The Company's success depends on our ability to keep pace with technological advances. Failure to respond to rapid technological changes in the industries we serve or difficulty in scaling or adapting existing architecture could result in the loss of customers and cause us to incur additional expenses.

●

We rely on network operators, bandwidth providers, data centers and other vendors in providing services to our customers, and any system failure or interruption in the services provided by either our Company or third parties could harm our ability to operate our business and damage our reputation.

●

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

●

Our systems face security risks, and any compromise of the security of these systems could disrupt our business, damage our reputation and result in the disclosure of confidential information, legal liability for damages and loss of customers.

●

Disputes concerning the ownership or rights to use intellectual property and litigation involving other rights of third parties could be costly and time-consuming to litigate, may distract management from operating the business, and may result in us paying significant damage awards, losing significant rights and our ability to operate all or a portion of our business.

●	Our service offerings are exposed to risks associated with credit card and other online payment chargebacks, fraud and new payment methods.
●	Our indebtedness could adversely affect our ability to raise additional capital to fund our operations, our ability to operate our business, execute our strategy, divert our cash flow from operations for debt payments, and prevent us from meeting our debt obligations.
●	Our debt agreements impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities across the Company. Breaching these agreements could have a materially adverse impact on the Company.
●

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

●

The international nature of our businesses and operations expose us to additional risks that could harm our business, operating results, and growth strategy; including risks related to taxation and foreign currencies fluctuations.

●	Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.
●

We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities. This could discourage the registration or renewal of domain names.

●	We have identified a material weakness in our internal control over financial reporting that, if not properly remediated, could adversely affect our business and results of our operations.
●	The Company’s success depends on the continued service and availability of key personnel.
●

Our business depends on our strong brands. If we are not able to maintain and enhance our brands, our ability to expand our customer base will be impaired and our business and operating results will be harmed.

●

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired which could, among other things, negatively impact our ability to raise financing.

●

We are subject to minimum purchase commitments with our Mobile Services MNO partner and some Ting Internet partner network providers, which could significantly increase our cost of revenues should we be unable to grow our respective customer base.

●

The use of ICANN's Oversight of Domain Name Registration System and domain name registration involve charges and fees. If these fees increase, this may have a significant impact on our operating results.

●	Data protection regulations may impose legal obligations on us that we cannot meet or that conflict with our ICANN contractual requirements.
●

The law relating to the use of and ownership of intellectual property on the internet as well as the liability of internet services companies for data and content carried on or disseminated through their network's websites is currently unsettled and could expose us to unforeseen liabilities. This could negatively affect the public’s perception of our corporate image.

●	Our service offerings may become subject to new government regulations that may be costly to adopt, and may adversely affect our business prospects, future growth or results of operations.
●

Our Ting segment relies on Network Operators. Failure by a Network Operator to obtain the proper licenses and governmental approvals from regulatory authorities would cause us to be unable to successfully operate those businesses.

●

We may experience unforeseen or potentially uninsured liabilities or losses in connection with our Domain Services business, including the risk that our standard agreements with customers may not be enforceable. This could negatively impact our financial results.

●	Our share price may be volatile, which may make it difficult for shareholders to sell their shares of common stock when they want to, at an attractive price.
●	We cannot guarantee that our recently announced stock buyback program will be partially or fully consummated or that such program will enhance the long-term value of our share price.
●	Economic, political, and market conditions may adversely affect our businesses, financial condition, and operating results.
●

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

The industries and markets we serve are characterized by intense competition and consolidation. Be it the U.S. Internet services industry serviced by our Ting segment, the U.S. wireless communications industry serviced by Tucows Corporate - Mobile Services, the BSS/OSS software industry serviced by our Wavelo segment or the Internet Services and domain registration market serviced by our Tucows Domains segment; these industries and markets have become extremely competitive and are characterized both by the entrance of new competitors or the expansion of services offered by existing competitors. Our brands compete with incumbent service providers and their affiliate brands. Most of our competitors have substantially greater financial, technical, personnel and marketing resources and a larger market share than we do in all of our segments, and we may not be able to compete successfully against them. Due to their size and bargaining power, they may obtain discounts for facilities, equipment, devices, content, and services, potentially placing us at a competitive disadvantage. As consolidation in these industries creates even larger competitors, our competitors’ purchasing and cost structure advantages may increase further, hampering our efforts to attract and retain customers. They may use their significant market power and greater resources to introduce additional products and service features (or lower prices) that we are unable to offer at similar cost or price to the customer. This may impact our ability to win over significant market share from these competitors. To remain competitive, we may be compelled to reduce the prices for our services or augment our service offerings. Any subsidies or price reductions that we offer in order to remain competitive may reduce our margins and revenues, and may adversely affect our profitability and cash flows. Lower prices may also make our services more accessible to new, lower-value customers with less disposable income available to spend on our services. In addition, if prices decline, customers without long-term contracts may change their service providers more frequently, thereby increasing our churn and resulting in higher acquisition costs to replace those customers. A shift to lower value or less loyal customers could have an adverse impact on our results of operations and cash flows.

Our service offerings may not be successful if we are unable to maintain existing customer relationships or establish new relationships.

Maintaining our existing customer relationships and being able to establish new relationships is critical to our success across our segments, regardless if that customer is an end consumer wanting Gigabit Fiber or Fixed Wireless internet service to their home, a telecommunication provider, or a leading global domain reseller. Long-term success is dependent upon our sustained ability to generate sufficient revenue from our customers based on their use of our services and ability to respond to churn by retaining existing customers and adding new customers. With significant investments across our segments, be it in the continued build out of our Fiber Network across the United States, our development of our Wavelo or Domains Platforms, our performance and financial results could be negatively impacted if we are unable to realize the return on these investments by failing to attract customers or retain customers to the services we offer.

Our Retail Mobile Services has limited influence over the small subset of subscribers on the MNO contract retained by the Company as part of the DISH Purchase Agreement, and we may be unable to effectively respond to churn or attract a sufficient level of new customers to meet the minimum commitments with this MNO partner. This could incur significant and recurring penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO. Based on the size of the small subset of customers retained as part of the DISH Purchase Agreement and their limited network usage, the Company expects to incur MNO penalties through the majority of the year ending December 31, 2023 ("Fiscal 2023"), and thereafter.

Regarding Wavelo, DISH is our main customer and represents majority of our revenues until such time that we are able to scale our services to other customers interested in our enablement services. With all our majority of our revenues concentrated with one customer, we are exposed to significant risk if we are unable to maintain this customer relationship or establish new relationships with other MVNOs in the future. Additionally, our revenues  are directly tied to the subscriber volumes of DISH's MVNO or MNO networks, so our profitability is contingent on the ability of DISH to continue to add subscribers onto our platform. If any of these events occur, our operational performance and financial results may be adversely affected.

Our service offerings may be limited in ability to grow their respective businesses and customer base unless we can continue to manage our vendor relationships and supply chain to obtain valuable products and service options to offer to our customers.

In order to remain competitive, we must provide a multitude of valuable products and services to our customers. To enable this, we need to continue to manage our vendor relationships and supply chain to ensure we are able to obtain valuable inventory, services and products across our segments. In particular, we need to obtain MNO network capacity for our Mobile Services, fiber optic cable, installation equipment, ONT and router inventory, third party network capacity for our Ting segments, as well as a multitude of domain name registration options in the form of TLDs/ccTLDs for our Tucows Domains segment. Any change in our ability, or the ability of third parties with whom we contract, to provide these products and services could adversely affect our operations and financial performance.

In our Retail Mobile Services, the fact that we now retain control over such a small subset of our historical subscriber base and that all of those customers are fixed to one MNO network could hinder our ability in the future to negotiate favorable rates and access to the mobile services mentioned above.

In our Tucows Domains segment, each registry typically imposes a fee in association with the registration of each domain name and any increases in fees could adversely impact our business. For example, Verisign, the registry for .com, presently charges a $8.97 fee for each .com registration and ICANN currently charges a $0.18 fee for each .com domain name registered in the gTLDs that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. An amendment to the registry agreement between ICANN and Verisign was approved by the U.S. Department of Commerce in November 2018. The amendment confirms that Verisign will operate the .com registry until 2024 and permits Verisign to pursue with ICANN an up to 7 percent increase in the prices for .com domain names, in each of the last four years of the six-year term of the .com Registry Agreement. The changes also affirm that Verisign may not vertically integrate or operate as a registrar in the .com top level domain. Verisign acted on this ability to raise pricing during the year ended December 31, 2022 ("Fiscal 2022"), increasing our cost of .com registrations by 6.9 percent, relative to the prior year.

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

In our Ting segment, a number of factors could prevent the continued growth and acceptance of symmetrical gigabit Internet infrastructure and service as a medium for faster Internet communication, including (a) the unwillingness of companies and customers to shift their purchasing from traditional ISP vendors to alternative vendors like Ting Fiber; (b) Fiber infrastructure may not be able to support the demands placed on it, and its performance and reliability may decline as usage grows; or (c) where the development of alternative, wireless technologies (such as 5G) that could provide a similar or reasonably acceptable Internet speed and service without a fixed connection/physical network. Any of these issues could slow the growth of the adoption of Fiber Internet, which could limit our growth and revenues.

In our Tucows Domains segment, the domain name registration industry continues to develop and adapt to changing technology and the demands of individual governments. These developments may include changes in the administration or operation of the Internet, including (a) the creation and institution of alternate systems for directing Internet traffic without the use of the existing domain system or (b) systems under local government control that splinter from, or thwart the operation of, the Internet. Systems existing outside the domain name system are not subject to ICANN accreditation requirements and restrictions. Other competitors have attempted to introduce naming systems that use keywords rather than traditional domains. The widespread acceptance of any alternative systems and Internet navigation practices could eliminate the need to register a domain to establish an online presence and could materially adversely affect our business, financial condition and results of operations.

Additionally, we believe that a major source of growth for Internet-based companies will come from individuals and businesses outside the U.S. where Internet access and use is currently less prevalent. A substantial number of our resellers are currently based outside the U.S. and we plan to grow our business in other countries. If Internet usage in these jurisdictions does not increase as anticipated, or if governments prohibit the registration and use of domain names or certain classes of domain names, our revenues may not grow as anticipated.

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

We have and expect to continue to acquire companies, assets or the rights to technologies in the future in order to develop new services or enhance existing services, to enhance our operating infrastructure, to fund expansion, to respond to competitive pressures or to acquire complementary businesses across all four of the segments we serve. Entering into these types of arrangements entails many risks, any of which could materially harm our business, including: the diversion of management’s attention from other business concerns; the failure to effectively integrate the acquired technology or company into our business; the incurring of significant acquisition costs; the loss of key employees from either our current business or the acquired business; the assumption of significant liabilities of the acquired company; inability to obtain the appropriate technical and operational resources; and unanticipated local or federal regulatory changes that could cause us to fail to realize the anticipated benefits of such investments. Any of the foregoing or other factors could harm our ability to achieve anticipated levels of profitability from acquired businesses or to realize other anticipated benefits of acquisitions or return of capital on our investments.

For example, in Corporate, as part of the DISH Purchase Agreement, the Company is entitled to a 10-year payment stream that is a function of the margin generated by the transferred subscribers over the 10-year period. With subscribers able to accept offers, plans or pricing from DISH, this consideration structure may not prove to be successful or profitable in the long-term to us if the existing subscriber base churns at an above average rate upon acquisition by DISH. Additionally, given DISH controls the revenues and costs incurred associated with the acquired subscribers, there could arise a situation where profitability for the subscriber base is diminished either by lower price points or cost inflation. If any of these events occur, our operational performance and financial results may be adversely affected.

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

In our Ting segment, currently there is no Internet access technology that comes close to the speed, reliability, scalability and value of fiber-optics. However, it’s possible that another medium that’s either better or more economically/easily deployed could be developed in the longer term, or wireless could be improved enough to supplant the need for fiber in certain types of installations, like multi-family units, that would impact Ting Fiber’s ability to grow. To be successful as we continue to build out the Ting Fiber network in communities across the U.S. and bring customers onto the network we must ensure that our network infrastructure performs well and is reliable. The greater the user traffic and the greater the complexity of our services, the more computing power we will need. We have spent and expect to continue to spend substantial amounts on the purchase of equipment to enable our network infrastructure to handle increased traffic. This expansion is expensive and complex and could result in inefficiencies or operational failures. If we do not expand successfully, or if we experience inefficiencies and operational failures, the quality of our services and our customers’ experience could decline. This could damage our reputation and lead us to lose current and potential customers. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

In our Wavelo segment, the U.S. wireless communications industry is experiencing rapid growth of new technologies, products and services. We cannot predict which of many possible future technologies, products, or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products or services. To the extent we do not keep pace with technological advances or fail to timely respond to changes in the competitive environment affecting our industry, we could lose market share or experience a decline in revenue, cash flows and net income from our platform and other professional services (both retail and platform related services). As a result of the financial strength and benefits of scale enjoyed by some of our competitors, they may be able to offer services at lower prices than we can, thereby adversely affecting our revenues, growth and profitability.

In our Tucows Domains segment, the Internet and e-commerce are characterized by rapid technological change. Sudden changes in user and customer requirements and preferences, the frequent introduction of new applications and services embodying new technologies and the emergence of new industry standards and practices could make our applications, services and systems obsolete. The emerging nature of applications and services in the Internet application and services industry and their rapid evolution will require that we continually improve the performance, features and reliability of our applications and services. Our success will depend, in part, on our ability: to develop and license new applications, services and technologies that address the increasingly sophisticated and varied needs of our current and prospective customers; and to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of applications and services and other proprietary technology involves significant technological and business risks and requires substantial expenditures and lead-time. We may be unable to use new technologies effectively or adapt our internally developed technology and transaction-processing systems to customer requirements or emerging industry standards in a timely manner, or at all. Our internal development teams may also be unable to keep pace with new technological developments that affect the marketplace for our services. In addition, as we offer new services and functionality, we will need to ensure that any new services and functionality are well integrated with our current services, particularly as we offer an increasing number of our services as part of bundled suites. To the extent that any new services offered by us do not interoperate well with our existing services, our ability to market and sell those new services would be adversely affected and our revenue level and ability to achieve and sustain profitability might be harmed. Updating technology internally and licensing new technology from third parties may require us to incur significant additional capital expenditures.

Our ability to accurately forecast construction and marketing costs as well as manage the cost per serviceable address within expected targets will impact our return on investment on the Ting Internet footprint.

The build-out of our Fiber network requires significant costs to be incurred ahead of revenue generation, including design, procurement of materials, construction of primary infrastructure and customer installation. Our ability to accurately forecast these costs and execute an efficient construction plan will impact the returns that we are ultimately able to realize. Our costs to build out segments of the Ting Internet footprint are also impacted by factors outside of our control such as material prices, general price inflation, weather conditions, labor markets, local permitting and regulation changes.  Our ability to generate sufficient investment returns is also dependent upon generating sufficient customer penetration on completed network segments over time, which also requires investments ahead of revenue generation in the form of marketing and other customer acquisition costs. We continuously monitor our expenditures and adjust accordingly to achieve our targets.

We rely on network operators, bandwidth providers, data centers and other vendors in providing services to our customers, and any system failure or interruption in the services provided by either our Company or third parties could harm our ability to operate our business and damage our reputation.

In our Ting segment, we rely on the continuing operation of our Fiber Network. Any damage to or failure of our network facilities could result in interruptions in our service, which could reduce our revenues and profits, and damage our brands. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, or other attempts to harm our systems. In any Ting town where we are not the underlying network operator and are utilizing the Fiber network of a third party, we rely on those third parties and their affiliates to maintain their network facilities, government authorizations and to comply with government policies and regulations. If they fail do to so, we may incur substantial losses. Some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. The occurrence of a natural disaster, a decision to close a facility without adequate notice or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

In our Wavelo segment, the availability of our platform services is reliant on data centers and public cloud providers such as AWS, to continue to operate. Wavelo also depends on key observability service providers that integrate with our platforms to be operating in order to alert us of an outage or issue without client's billing or provisioning services.

In our Tucows Corporate - Mobile Services segment, as provider of retail mobile services, we do not own or operate a physical network, but rather utilize the nationwide wireless communication networks of our Network Operator. We rely on them and their third-party affiliates to maintain their wireless facilities and government authorizations and to comply with government policies and regulations. If they fail to do so, we may incur substantial losses. Some of the risks related to their nationwide wireless communication networks and infrastructure include: major equipment failures, breaches of network or information technology security that affect their wireless networks, including transport facilities, communications switches, routers, microwave links, cell sites or other equipment or third-party owned local and long-distance networks on which we rely, power surges or outages, software defects and disruptions beyond their control, such as natural disasters and acts of terrorism, among others. The Master Services Agreement with our Network Operator does not contain any contractual indemnification provisions relating to network outages or other disruptions. Any impact on their nationwide wireless communication networks could disrupt our operations, require significant resources, result in a loss of subscribers or impair our ability to attract new subscribers, which in turn could have a material adverse effect on our business, results of operations and financial condition. Delays or failure to add network capacity, or increased costs of adding capacity or operating the network, could limit our ability to increase our customer base, limit our ability to increase our revenues, or cause a deterioration of our operating margin.

In our Tucows Domains segment, the availability of our Domain Name services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service, which could reduce our revenues and profits, and damage our brands. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. Some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility without adequate notice or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

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

We have previously been the target of attempted attacks and must monitor and develop our systems to protect this data from misappropriation. Our information technology and other systems that maintain and transmit customer information, including location or personal information, or those of service providers, may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third-party service provider. Cyber-attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years, including recently as retaliation for geo-political alliances, support and country imposed sanctions. While, to date, we have not been subject to any successful cyber-attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber-attack in the future. As a result, our subscribers’ information may be lost, disclosed, accessed, used, corrupted, destroyed or taken without the subscribers’ consent.

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

We rely upon copyright, trade secret and trademark law, confidentiality and nondisclosure agreements, invention assignment agreements and work-for-hire agreements to protect our proprietary technology, all of which offer only limited protection. Due to the global nature of our web-based businesses and services, we cannot ensure that our efforts to protect our proprietary information will be adequate to protect against infringement and misappropriation by third parties, particularly in foreign countries where laws or law enforcement practices may not protect proprietary rights as fully as in the U.S. and Canada.

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

As a domain name registrar, we regularly become involved in disputes over registration of domain names. These disputes are typically resolved through the UDRP, ICANN’s administrative process for domain name dispute resolution, or less frequently through litigation under the Anti Cyber Squatting Consumer Protection Act "ACPA", or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registering or maintaining a domain name absent a showing of bad faith intent to profit or reckless disregard of a court order by the registrars. However, we may face liability if we fail to comply in a timely manner with procedural requirements under these rules. In addition, these processes typically require at least limited involvement by us, and therefore increase our cost of doing business. The volume of domain name registration disputes may increase in the future as the overall number of registered domain names increases.

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

Furthermore, for our postpaid businesses, namely the Tucows Corporate - Mobile Services and Ting segment, our success depends on our ability to manage credit risk while attracting new customers with profitable usage patterns. Both of these segments have relatively short operating histories and there can be no assurance that it will be able to manage credit risk or generate sufficient revenue to cover its postpaid-related expenses, including losses arising from its customers’ failure to make payments when due. We manage credit risk exposure using techniques that are designed to set terms and limits for the credit risk it accepts. The techniques we use may not accurately predict future defaults due to, among other things, inaccurate assumptions or fraud. Our ability to manage credit risk may also be adversely affected by legal or regulatory changes, competitors’ actions, consumer behavior, and inadequate collections staffing or techniques. While we continually seek to improve our assumptions and controls, the failure to manage credit risk appropriately may materially adversely affect our profitability and ability to grow.

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations, our ability to operate our business, execute our strategy divert our cash flow from operations for debt payments, and prevent us from meeting our debt obligations.

The Company’s wholly owned subsidiary, Ting LLC as well as Ting LLC’s wholly owned subsidiaries are financed by Generate through the Unit Purchase Agreement (“UPA”). As of March 13, 2023 our outstanding preferred units purchased under the UPA was $117.5 million, with a further capital commitment of $82.5 million available to Ting, LLC through Milestone Fundings(1).  The terms of the LLC Agreement with Generate prohibit Tucows from funding the operations or capital investments in Ting, LLC with funds generated by its subsidiaries outside of Ting, LLC or its wholly owned subsidiaries (“Excluding-Ting”). In order to continue the planned expansion of the Ting Internet footprint and fund future operating losses, we will need to access Milestone financing through the UPA as well as engage in equity and further debt financing. Our ability to achieve the Milestones to access the additional funding under the UPA will depend on our future performance, which will be affected by a range of economic, competitive and business factors as well as changes in government monetary or fiscal policy. Our financing partner Generate may not grant permission for Ting, LLC to engage in further debt or equity financing. Failure to access the additional funding, could have a material adverse effect on our business.

Excluding-Ting is financed by the Company’s credit facility. As of March 13, 2023, our outstanding debt under our credit facility was $239.7 million with remaining committed funds of $0.3 million. Absent sufficient cash flows from operations, Excluding-Ting may need to engage in equity or debt financings to secure additional funds to meet our operating and capital needs. In the event that Excluding-Ting seeks additional financing, Excluding-Ting’s trailing twelve month debt to adjusted EBITDA ratio of 3.978:1.00 as of December 31, 2022 may make obtaining additional financing difficult and our lenders under the Company’s credit facility may not grant permission for the Company to engage in further debt or equity financing. On March 14, 2023 the Company entered into an Amending Agreement No.2 (the "Credit Agreement Amendment") to the Third Amended and Restated Senior Secured Credit Agreement (the "Amended Credit Agreement") with its existing syndicate of lenders. The Amended Credit Agreement continues to provide the Company with access to an aggregate of $240 million in committed funds, however there is a suspension to the $60 million accordion during the relief period (the “Leverage Step Up Period”) which is defined as from Closing (March 14, 2023) to the date that the Company delivers a compliance certificate for the period ending on December 31, 2023 demonstrating compliance with financial covenants. Additionally, the Credit Agreement Amendment has extended the maturity of the Credit Facility to September 30, 2024. As a result of the closing of the Credit Agreement Amendment, the Company is subject to the following financial covenants at all times, with monthly testing during the Leverage Step Up Period and reverting to quarterly tests thereafter: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.50:1.00 from March 14, 2023 up to and including September 29, 2023; 4.00:1.00 from September 30, 2023 up to and including December 30, 2023; and 3.75:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. The Company's credit facility expires on September 30, 2024 and the Company will be required to refinance the Amended Credit Agreement once it becomes due. On March 14, 2023 the Company made a repayment of $2.8 million on the Credit Facility.

In any situation where the Company is seeking such debt or equity financing, it may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time when we need that funding. The Company does not currently have an effective “universal” shelf registration statement on Form S-3 on file with the SEC, which might delay the Company's ability to complete an equity financing. In addition, even though we may have sufficient cash flow, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. In addition, if we decide to raise funds through debt or convertible debt financings, we may be unable to meet our interest or principal payments. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

(1) As defined in Note 13 - "Redeemable preferred shares" of the Company's Consolidated Financial Statements.

Our debt agreements impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities across the Company. Breaching these agreements could have a materially adverse impact on the Company.

The agreements governing our current credit facility impose significant operating and financial restrictions on Excluding-Ting. These restrictions, subject in certain cases to customary baskets, exceptions, and incurrence-based ratio tests, may limit our or our subsidiaries' ability to engage in some transactions, including the following: incurring additional indebtedness and issuing stock; paying dividends, share repurchases or making other restricted payments or investments; selling assets, properties, or licenses that we have or in the future may procure; creating liens on assets; engaging in mergers, acquisitions, business combinations, or other transactions.

Excluding-Ting’s trailing twelve month debt to adjusted EBITDA ratio was 3.978:1.00 as of December 31, 2022. Our covenants under the Company’s credit facility required us to maintain a debt to adjusted EBITDA ratio of 4.00:1.00 until September 29, 2023. Our ability to remain in compliance with our operating restrictions, generate cash flow from operations to make principal, interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors as well as changes in government monetary or fiscal policy. Failure to maintain compliance with the operating restrictions of our credit facility could result in default and could have a material adverse effect on our business.On March 14, 2023 the Company entered into the Credit Agreement Amendment with its existing syndicate of lenders. The Amended Credit Agreement continues to provide the Company with access to an aggregate of $240 million in committed funds, however there is a suspension to the $60 million accordion during the Leverage Step Up Period. Additionally, the Credit Agreement Amendment has extended the maturity of the Credit Facility to September 30, 2024. As a result of the closing of the Credit Agreement Amendment, the Company is subject to the following financial covenants at all times, with monthly testing during the Leverage Step Up Period and reverting to quarterly tests thereafter: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.50:1.00 from March 14, 2023 up to and including September 29, 2023; 4.00:1.00 from September 30, 2023 up to and including December 30, 2023; and 3.75:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. On March 14, 2023 the Company made a repayment of $2.8 million on the Credit Facility.

With respect to the UPA, Ting, LLC is obligated to redeem Generate's equity interests for an amount equal to the outstanding capital balance plus the unsatisfied preferred return (and pay a make-whole premium if the redemption of the preferred shares occurs within the four years following the Transaction Close), upon certain conditions, including a material breach of any Tucows' credit agreement that is not cured, the failure to pay the preferred return in two consecutive quarters following the second anniversary of the Transaction Close, and the six year anniversary of the Transaction Close. These restrictions could limit our ability to react to changes in our operating environment or the economy. Triggering the make-whole provision could have a material adverse effect on our business.

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

On August 8, 2022, Ting LLC entered into the UPA with Generate under which Ting LLC has committed to issue and sell $60 million of Series A Preferred Units at the Initial Funding, subject to customary closing conditions, and an additional aggregate of $140 million Series A Preferred Units if the Milestones are achieved over a three year period from the date of the Transaction Close. The Series A Preferred Units will accrue a preferred return of 15% per annum (subject to certain adjustments as described below) on a non-cash basis under the first 24 months under the Unit Purchase Agreement. Our ability to achieve the Milestones to access the additional funding, as well as to generate cash flow from operations to make the payments in respect of the preferred return, will depend on our future performance, which will be affected by a range of economic, competitive and business factors as well as changes in government monetary or fiscal policy. The failure to access the additional funding or pay the preferred return, could have a material adverse effect on our business. In addition, the Company is obligated to redeem Generate's equity interests for an amount equal to the outstanding capital balance plus the unsatisfied preferred return (and pay a make-whole premium if the redemption occurs within the four years following the Transaction Close), upon certain conditions, including a material breach of any Tucows' credit agreement that is not cured, the failure to pay the preferred return in two consecutive quarters following the second anniversary of the Transaction Close, and the six year anniversary of the Transaction Close.

In addition, in order to further accelerate the expansion of the Ting Internet footprint, the Company will seek additional financing, which may include an equity or debt issuance, a partnership or collaborating arrangement with another third party. We may not be able to secure additional financing on favorable terms, or at all, at the time when we need that funding, and if not available, could have a material adverse effect on our business. Moreover, any additional financing may be dilutive to existing investors.

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

We have identified a material weakness in our internal control over financial reporting that, if not properly remediated, could adversely affect our business and results of operations.

In connection with the audit of our consolidated financial statements as of and for the year ended December  31, 2022, we have concluded that there is a material weakness relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Specifically, as discussed in more detail in Item 9A of this Form 10-K, we identified a material weakness relating to the operation of internal controls over the capitalization of certain costs that have been identified and included in our assessment. Notwithstanding that we did not identify any material misstatements to the consolidated financial statements and there were no changes to the previously released results as a result of this material weakness, the control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.  As a result of this material weakness, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2022.

In light of the material weakness identified, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with GAAP and accurately reflected our financial position and results of its operations as of and for the year ended December 31, 2022. Subsequent to our December 31, 2022 fiscal year end, we began taking a number of actions, including designing and implementing new controls and revising existing controls as well as investment in additional technical accounting support, in order to remediate the material weakness described above. We expect to continue our remediation efforts, including testing of operating effectiveness of new controls, and expect to incur additional costs remediating this material weakness.

Although we believe we are taking appropriate actions to remediate the control deficiency we identified and to strengthen our internal control over financial reporting, we may need to take additional measures to fully mitigate the material weakness, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our annual or interim consolidated financial statements. In addition, other material weaknesses or deficiencies may be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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

Additionally, as part of the DISH Purchase Agreement executed in the year ending December 31, 2020 ("Fiscal 2020"), the Company granted DISH the right to use the name "Ting" and its associated domain name over a 24-month period which was then subsequently extended until the end of 2023, after which DISH has an option to purchase the brand from the Company. If after this period DISH opts to purchase the Ting brand from the Company, we will need to rebrand our Ting Fiber Internet business. However, DISH has formally refused their option to purchase the Ting brand. Any actions taken by DISH as part of the transactions contemplated by the DISH Purchase Agreement may impact the Ting brand's reputation. These actions could range from poor service quality, bad customer experience, privacy concerns, data breaches, and other events that could negatively impact the Ting brand permanently. The Ting brand could then carry negative connotation with consumers and impact our ability to continue to grow our Fiber Internet business under the Ting brand. If any of these events occur, our operational performance and financial results, in particular those of our Fiber Internet business may be adversely affected.

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

We are subject to minimum purchase commitments with some partner network providers

In some Ting markets, our Ting segment operates Internet networks owned by third parties, such as municipalities or private entities (“Partner Network Providers”), rather than owning and constructing the Internet network ourselves. The Company pays a fee to Partner Network Providers in exchange for the use of the Internet network. Fees are commonly subject to minimum purchase commitments which can vary in their structure, but often increase as the Internet network is constructed and Ting is provided access to more serviceable addresses. In order to generate profit and avoid losses in these partner markets, we must generate enough revenue to offset our costs, including our minimum purchase commitments by attracting new customers and managing attrition.

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

In 2018, the European Commission adopted the GDPR, which creates obligations around the procurement, processing, publication and sharing of personal data. Potential fines for violations of certain provisions of GDPR reach as high as 4% of a company’s annual total revenue, potentially including the revenue of its international affiliates. The solutions we develop for GDPR-compliance may not be adequate in the views of regulatory authorities or ICANN, which may cause the loss of WHOIS privacy revenue or increase our costs of developing compliant solutions or subject us to litigation, liability, civil penalties, or loss of market share. As the privacy laws and regulations around the world continue to evolve, these changes could adversely affect our business operations in similar ways.

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

-

The DMCA, provides recourse for owners of copyrighted material who believe that their rights under U.S. copyright law have been infringed on the Internet. Under the DMCA, we generally are not liable for infringing content posted by third parties. However, if we receive a proper notice from a copyright owner alleging infringement of its protected works by web pages for which we provide hosting services, and we fail to expeditiously remove or disable access to the allegedly infringing material, fail to post and enforce a digital rights management policy or a policy to terminate accounts of repeat infringers, or otherwise fail to meet the requirements of the safe harbor under the DMCA, the owner may seek to impose liability on us.

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

Specifically regarding our Tucows Domains segment, to date, government regulations have not materially restricted use of the Internet in most parts of the world. The legal and regulatory environment pertaining to the Internet, however, is uncertain and may change. New laws may be passed, existing but previously inapplicable laws may be deemed to apply to the Internet, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. These changes could affect:

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

On February 9, 2023, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 10, 2023 and is expected to terminate on February 9, 2024. Although the Company has repurchased shares under previous programs, there is no obligation for the Company to continue to repurchase or to repurchase any specific dollar amount of stock. The stock buyback program could affect the price of our stock and increase volatility in the market. We cannot guarantee that this program will be fully consummated or that such program will enhance the long-term value of our share price.

GENERAL RISK FACTORS

Economic, political, and market conditions may adversely affect our businesses, financial condition, and operating results.

The financial results of our business are both directly and indirectly dependent upon economic conditions throughout the world, which in turn can be impacted by conditions in the global financial markets. Uncertainty about global economic conditions may lead businesses to postpone spending in response to tighter credit and reductions in income or asset values. Weak economic activity may lead government customers to cut back on services. Factors such as the availability of credit, changes in laws (including laws relating to taxation), trade barriers, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) could have a material adverse effect on our business and investments, which could reduce our revenue, profitability and value of our assets. These factors may also adversely affect the business, liquidity and financial condition of our customers. In addition, periods of poor economic conditions could increase our ongoing exposure to credit risks on our accounts receivable balances. This could have a material adverse effect on our business, financial condition and results of operations.

In addition, our exposure to interest rate fluctuations relate primarily to our Third Amended and Restated Senior Secured Credit Agreement, entered into on August 8, 2022 (the "Amended Credit Agreement").

The Amended Credit Agreement contains SOFR loans as a form of advance available under the Credit Facility (as defined below) to replace LIBOR rate advances, and such SOFR loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum). The Company's interest rates are now based on SOFR. In May 2020, the Company entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to the variable interest payments on the credit facility. The Company does not use the interest rate swap for trading or speculative purposes. The interest rate swap contract matures in June 2023.

Rising inflation and interest rates may adversely affect our businesses, financial condition, and operating results.

The Company continues to operate in a challenging macro environment as inflation and interest rates continue to rise globally. The impact of these issues on our business will vary by geographic market and operating segment. We continue to monitor economic conditions closely, as well as segment revenues, cash position, cash flow from operations, interest rates and other factors. Across our three operating segments - Ting, Wavelo and Tucows Domains, personnel costs were impacted by wage inflation in the current period, with issued increases in excess of 5% to align with economic conditions and market rates. These increases were necessary in order to remain competitive to attract and retain the best talent. The Company continues to monitor and assess wage inflation and is managing it against offsets in hiring plans and contractor mix. Outside of wage inflation, the operating segment most impacted by inflation overall is Ting, as sustained levels of inflation increase our Fiber Network build costs across both materials and contracted labor. We continue to assess ways to reduce build costs through more efficient management of our build design, build efficiency and real-time tracking of build costs to more effectively manage total cost estimates against actual spends. We are also managing our significant vendor relationships closely to mitigate supply chain disruptions and ensure optimal pricing. However, there can be no assurance as to the effectiveness of our efforts to mitigate our efforts any impact of the current and future adverse economic conditions, and other unknown developments.

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

The ongoing global COVID-19 pandemic continued to characterize Fiscal 2022, however the financial and operational impacts from COVID-19 on our business have been limited. Over the past year, we've monitored the situation and its impacts on our business but have ultimately seen trends stabilize, with continued recovery in U.S. markets due to large-scale vaccination programs. Management continues to assess the impact regularly but expects limited financial and operational impact through the upcoming fiscal year, should the COVID-19 pandemic persist. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak or any other widespread pandemics, epidemics or other health crises will not occur, or that the global economy will recover, either of which could seriously harm our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal administrative, engineering, marketing and sales office is located in Toronto, Ontario, and consists of approximately 28,000 square feet. We lease satellite offices in various cities across the U.S. as well as internationally in Germany and Denmark. The Toronto, Ontario office supports all of our segments. Leased satellite offices across the U.S. support the Ting segment, while European offices support Tucows Domains.

The Company has acquired real property in Centennial, Colorado where it has constructed an office, warehouse and data center to support our local logistical operations and our North American colocation needs. This property primarily supports the Ting segment.

Currently, substantially all of our computer and communications hardware is located at our facilities or at server hosting facilities in Toronto, Ontario, California, Centennial, Colorado, Ashburn, Virginia, Charlottesville, Virginia, Durango, Colorado and Moncure, North Carolina.

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

In addition, pursuant to Item 103(c)(3)(iii) of Regulation S-K under the Exchange Act, the Company is required to disclose certain information about environmental proceedings to which governmental authority is a party if the Company reasonably believes such proceedings may result in monetary sanctions, exclusive of interest and costs, above a stated threshold. The Company has elected to apply a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “TCX”. Our common stock is also traded on the Toronto Stock Exchange under the symbol “TC”.

As of March 13, 2023, Tucows had 74 shareholders of record.

We have not declared or paid any cash dividends on our common stock during the fiscal years ended December 31, 2022 and December 31, 2021, and we do not intend to do so in the immediate future, but we may decide to do so in the future depending on ongoing market conditions. Our ability to pay any cash dividends on our common stock, should our Board decide to do so, is also dependent on our earnings and cash requirements and may, from time to time, be governed by the terms of our credit agreements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

2023 Stock Buyback Program:

On February 9, 2023, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 10, 2023 and is expected to terminate on February 9, 2024.

2022 Stock Buyback Program:

On February 10, 2022, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 11, 2023 and terminated on February 9, 2022.  The Company repurchased no shares under this program.

2021 Stock Buyback Program:

On February 9, 2021, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 10, 2021 and terminated on February 9, 2022. The Company repurchased no shares under this program.

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

	Year Ended December 31,
	2022	2021	2020
Common stock repurchased on the open market or through tender offer
Number of shares	-	-	70,238
Aggregate market value of shares (in thousands)	$-	$-	$3,281
Average price per share	$-	$-	$46.70

Common stock received in connection with share-based compensation
Number of shares	3,053	45,824	48,013
Aggregate market value of shares (in thousands)	$197	$3,669	$2,957
Average price per share	$64.67	$80.07	$61.58

STOCK PERFORMANCE GRAPH

The following graph and table compares the Company's stock performance to three stock indices over a five-year period assuming a $100 investment was made on the last day of fiscal year 2017.

ITEM 6.           RESERVED.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our mission is to provide simple useful services that help people unlock the power of the Internet.

We accomplish our mission by reducing the complexity of our customers’ experience as they access the Internet (at home or on the go) and while using Internet services such as domain name registration, email and other Internet related services. During the first quarter of 2022, the Company completed a reorganization of its reporting structure into three operating and reportable segments: Ting, Wavelo and Tucows Domains. Previously, we disclosed the three operating and reportable segments: Fiber Internet Services, Mobile Services and Domain  Services. The change to our reportable operating segments was the result of a shift in our business and management structures that was initiated in 2021 and completed during the first quarter of 2022. The operations supporting what was previously known as our Mobile Services segment have become increasingly operationally distinct between our mobile retail services and our platform services. Through the reorganization of our reporting structure, the Mobile Services segment was changed to the Wavelo segment, which no longer includes the 10-year payment stream on transferred legacy subscribers earned as part of the DISH Purchase Agreement as well as the retail sale of mobile phones, retail telephony services and transition services, all of which are no longer reviewed separately by our Group Chief Executive Officer (CEO), who is also our chief operating decision maker for the purposes of making resource allocation decisions. The Wavelo segment includes our platform and professional services offerings, as well as the billing solutions to Internet services providers ("ISPs") (branded as Platypus), that was previously reported under the Ting segment. The Ting segment now only contains the operating results of our retail high speed Internet access operations, excluding the billing solutions moved to the new Wavelo segment. The product offerings included in the Tucows Domains segment remains unchanged. The three segments are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate

Our management regularly reviews our operating results on a consolidated basis, principally to make decisions about how we utilize our resources and to measure our consolidated operating performance. To assist us in forecasting growth and to help us monitor the effectiveness of our operational strategies, our management regularly reviews revenues, operating results and performance for each of our service offerings in order to gain more depth and understanding of the key business metrics driving our business. Commencing in the first quarter of 2022, our Group CEO, who is also our chief operating decision maker, reviews the operating results of Ting, Wavelo and Tucows Domains as three distinct segments in order to make key operating decisions as well as evaluate segment performance. Accordingly, effective January 1, 2022 we report Ting, Wavelo and Tucows Domains revenue separately. The 10-year payment stream on transferred legacy subscribers as well as retail sale of mobile phones, retail telephony services and transition services will be excluded from segment EBITDA results as they are no longer centrally managed and not monitored by or reported to our CEO by segment.

For the years ended December 31, 2022, 2021 and 2020, we reported revenue of $321 million, $304 million and $311 million, respectively.

On August 8, 2022, the Company entered into the Amended Credit Agreement with its existing syndicate of lenders ("the Lenders"). The Amended Credit Agreement continued to provide the Company with access to an aggregate of $240 million in committed funds ("the Credit Facility"). Under the Amended Credit Agreement, and in connection with the Unit Purchase Agreement the Lenders agreed that Ting Fiber, Inc. (converted to Ting LLC) and its wholly owned subsidiaries shall cease to be Guarantors under the Credit Facility and shall automatically be released from their respective guarantee and security documents, including a release of Lenders' security interests and liens upon the assets of such entities. Additionally, the Amended Credit Agreement extended the maturity of the Credit Facility to June 14, 2024. The Company was subject to the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4:00:1:00 until September 29, 2023 and 3.75:1:00 thereafter; and (ii) minimum Interest Coverage Ratio of 3:00:1:00. The financial covenant calculations will exclude the financial results of Ting Fiber Inc. (converted to Ting LLC) and its wholly owned subsidiaries. The Amended Credit Agreement added SOFR Loans as a form of advance available under the Credit Facility to replace LIBOR rate advances, and such SOFR loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three months; and 0.25% for six-months per annum).

On March 14, 2023 the Company entered into an Amendment No.2 (the "Credit Agreement Amendment") to the third Amended and Restated Senior Secured Credit Agreement (the "Amended Credit Agreement") with its existing syndicate of lenders. The Amended Credit Agreement continues to provide the Company with access to an aggregate of $240 million in committed funds, however there is a suspension to the $60 million accordion during the relief period (the "Leverage Step Up Period") which is defined as from Closing (March 14, 2023) to the date that the Company delivers a compliance certificate for the period ending on December 31, 2023 demonstrating compliance with financial covenants. Additionally, the Credit Agreement Amendment has extended the maturity of the Credit Facility to September 30, 2024. As a result of the closing of the Credit Agreement Amendment, the Company is subject to the following financial covenants at all times, with monthly testing during the Leverage Step Up Period and reverting to quarterly tests thereafter: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.50:1.00 from March 14, 2023 up to and including September 29, 2023; 4.00:1.00 from September 30, 2023 up to and including December 30, 2023; and 3.75:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. On March 14, 2023 the Company made a repayment of $2.8 million on the Credit Facility.

Ting

Ting and its wholly owned subsidiaries, Cedar and Simply Bits includes the provision of high-speed Internet access services to select towns throughout the United States, with further expansion underway to both new and existing markets. Our primary sales channel is through the Ting website. The primary focus of this segment is to provide reliable Gigabit Fiber and Fixed Wireless Internet services to consumer and business customers. Revenues from Ting Internet are all generated in the U.S. and are billed on a monthly basis. Ting Internet services have no fixed contract terms.

As of December 31, 2022, Ting Internet had access to 96,000 owned infrastructure serviceable addresses, 20,000 partner infrastructure serviceable addresses and 35,000 active accounts under its management; compared to having access to 76,000 owned infrastructure serviceable addresses, 15,000 partner infrastructure serviceable addresses and 26,000 active accounts under its management as of December 31, 2021. These figures exclude the increase in serviceable addresses and accounts attributable to the Simply Bits acquisition.

Wavelo

Wavelo includes the provision of full-service platforms and professional services providing a variety of solutions that support CSPs, including subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo's focus is to provide accessible telecom software to CSPs globally, minimizing network and technical barriers and improving internet access worldwide. Wavelo's suite of flexible, cloud-based software simplifies the management of mobile and internet network access, enabling CSPs to better utilize their existing infrastructure, focus on customer experience and scale their businesses faster. Wavelo launched as a proven asset for CSPs, with DISH using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform since 2021. More recently, Ting Internet has also integrated Wavelo’s ISOS and SM software to enable faster subscriber growth and footprint expansion. The Wavelo segment also includes the Platypus brand and platform, our legacy billing solution for ISPs, that was previously reported under the Ting segment. Wavelo revenues from MONOS, ISOS, SM and professional services are all generated in the U.S. and our customer agreements have set contract lengths with the underlying CSP. Similarly, Platypus revenues are largely generated in the U.S., with a small portion earned in Canada and other countries.

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

Our primary distribution channel is a global network of approximately 35,000 resellers that operate in over 150 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of gTLD and the country code top-level domain options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface, easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

Wholesale, primarily branded as OpenSRS, eNom, EPAG and Ascio, derives revenue from its domain name registration service. Together the OpenSRS, eNom, EPAG and Ascio Domain Services manage 24.4 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management has decreased by 0.8 million domain names since December 31, 2021. The decrease is driven by lower renewal rates from the normalization of registration growth back to pre-pandemic levels, along with the continued erosion of registrations related to non-core customers from our eNom brand.

Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, WHOIS privacy, publishing tools and other value-added services. All of these services are made available to end-users through a network of 35,000 web hosts, ISPs, and other resellers around the world. In addition, we also derive revenue by monetizing domain names which are near the end of their lifecycle through expiry auction sale.

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

Ting Internet	For the year ended December 31,
	2022	2021	2020
		(in '000's)
Ting Internet accounts under management	35	26	15
Ting Internet owned infrastructure serviceable addresses (1)	96	76	49
Ting Internet partner infrastructure serviceable addresses (1)	20	15	10

(1)	Defined as premises to which Ting has the capability to provide a customer connection in a service area.

Tucows Domains	As of December 31,
	2022	2021	2020

Total new, renewed and transferred-in domain name registrations provisioned(1)	21,774	22,530	23,032
Domains under management:
Registered using Registrar Accreditation belonging to the Tucows Group	17,921	18,909	19,685
Registered using Registrar Accreditation belonging to Resellers	6,469	6,254	5,692
Total domain names under management	24,390	25,163	25,377

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.

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

Wavelo

Wavelo launched as a proven asset for CSPs, with DISH using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform since 2021. More recently, Ting Internet has also integrated Wavelo’s ISOS software to enable faster subscriber growth and footprint expansion. With our external platform and professional services revenues concentrated to one customer in DISH, we are exposed to significant risk if we are unable to maintain this customer relationship or establish new relationships for any our Platforms in the future. Additionally, our revenues as a platform provider are directly tied to the subscriber volumes of DISH's MVNO or MNO networks, and our profitability is contingent on the ability of DISH to continue to add subscribers, either from organic growth or from migration off legacy systems, onto our platforms.

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

Substantially all of our Tucows Domains revenue is derived from domain name registrations and related value-added services from wholesale and retail customers using our provisioning and management platforms. The market for wholesale registrar services is both price sensitive and competitive and is evolving with the introduction of new gTLDs, particularly for large volume customers, such as large web hosting companies and owners of large portfolios of domain names. We have a relatively limited ability to increase the pricing of domain name registrations without negatively impacting our ability to maintain or grow our customer base. Growth in our Tucows Domains revenue is dependent upon our ability to continue to attract and retain customers by maintaining consistent domain name registration and value-added service renewal rates and to grow our customer relationships through refining, evolving and improving our provisioning platforms and customer service for both resellers and end-users. In addition, Tucows Domains also generate revenues through the sale of names from our portfolio of domain names and through the OpenSRS, eNom, and Ascio Domain Expiry Stream. The revenue associated with names sales and advertising has recently experienced flat to declining trends due to the uncertainty around the implementation of ICANN’s New gTLD Program, lower traffic and advertising yields in the marketplace, which we expect to continue.

From time-to-time certain of our vendors provide us with market development funds to expand or maintain the market position for their services. Any decision by these vendors to cancel or amend these programs for any reason may result in payments in future periods not being commensurate with what we have achieved during past periods.

Other opportunities, challenges and risks

The Company is entitled to a long-term payment stream that is a function of the margin generated by the transferred Ting Mobile subscribers over the 10-year term of the DISH Purchase Agreement executed in Fiscal 2020. This consideration structure may not prove to be successful or profitable in the long-term to us if the existing subscriber base churns at an above average rate. Additionally, given DISH controls the revenues and costs incurred associated with the acquired subscribers, there could arise a situation where profitability for the subscriber base is diminished either by lower price points or cost inflation. Additionally, as part of the DISH Purchase agreement, the Company retained a small number of customer accounts associated with one MNO agreement that was not reassigned to DISH at time of sale. We continue to be subject to the minimum revenue commitments previously agreed to with this excluded MNO agreement. The Company is able to continue adding customers under the excluded MNO network. However, with no direct ability to change customer pricing and limited ability to renegotiate contract costs or significant terms, the Company may be unable to meet the minimum commitments with this MNO partner and could incur significant and recurring penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO. As a result of a successful negotiation with the MNO partner in Fiscal 2022, the Company was able to defer the impact of the penalties into Fiscal 2023 and beyond. The Company expects to incur penalties starting in Fiscal 2023 and thereafter until the contract is complete. The expected penalties in Fiscal 2023 are $0.5 million and the penalties could increase until the end of the contract in 2025.

An in-depth assessment of the risk factors impacting our businesses has been discussed at length above in Part I under the caption "Item 1A Risk Factors" in this Annual Report on Form 10-K.

Critical Accounting Estimates

The following is a discussion of our critical accounting estimates. Critical accounting estimates are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. “Note 2 – Significant Accounting Policies” of the Notes to the Consolidated Financial Statements for Fiscal 2022 included in Part II, Item 8 of this Annual Report, includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Contracts with multiple performance obligations

Our platform service contract contains multiple performance obligations with DISH. We are required to allocate the transaction price between performance obligations - Platform Services and Professional Services, which impacts the timing of revenue recognition. We determine the stand-alone selling price of Platform Services using the residual method, which requires us to make estimates of future consideration earned during the entire term of the mobile platform service contract as well as the stand-alone selling price of Professional Services. Changes in assumptions could cause an increase or decrease in the amount of revenue that we report in a particular period.

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

Impairment of Goodwill and intangibles

We evaluate factors such as macro-economic, industry and market conditions including the capital markets, the competitive environment, in addition to other internal factors including changes to our market capitalization, cash inflows, obligations and access to capital of our segments. We concluded that there were no indications of impairment under the qualitative approach. The analysis was consistent with the approach we utilized in our analysis performed in prior years.

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

Changes in estimates

There were no material changes to our critical accounting estimates during Fiscal 2022.

Revenue Recognition Policy

The Company’s revenues are derived from (a) the provisioning of retail fiber Internet services in our Ting segment, (b) the provisioning of CSP focused platform services and professional services in our Wavelo segment; and from (c) domain name registration contracts, other domain related value-added services, domain sale contracts, and other advertising revenue in our Tucows Domains segment. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as deferred revenue. All products are generally sold without the right of return or refund.

Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

Nature of goods and services

The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments. See “Note 20 – Segment Reporting” of the Notes to the Consolidated Financial Statements included in this report for more information.

(a)	Ting

Ting and its subsidiaries - Cedar, and Simply Bits includes the provision of  high-speed Internet access services to select towns throughout the United States, with further expansion underway to both new and existing markets. Our primary sales channel is through the Ting website. The primary focus of this segment is to provide reliable Gigabit Fiber and Fixed Wireless Internet services to consumer and business customers. Revenues are all generated in the U.S., have no fixed contract terms and are billed on a monthly basis, with unlimited bandwidth based on a fixed price.

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

In those cases where payment is not received at the time of sale, as is the case for service requiring installation, then revenue is not recognized until a customer's service is activated. The Company records costs that reflect expected refunds, rebates and credit card charge-backs as a reduction of revenues at the time of the sale based on historical experiences and current expectations.

(b)	Wavelo

Platform Services

Tucows' Platform Services include the following full-service platforms from Wavelo, including MONOS, ISOS, SM and our legacy Platypus ISP Billing software. Under each of these platforms there are a variety of solutions that support CSPs, including subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo launches as a proven asset for CSPs, with DISH using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform since 2021. More recently, Ting has also integrated Wavelo’s ISOS and SM software to enable faster subscriber growth and footprint expansion. Wavelo's customers are billed monthly, on a postpaid basis. The monthly fees are variable, based on the volume of their subscribers utilizing the platform during a given month, to which minimums may apply. Customers may also be billed fixed platform fees and granted fixed credits as part of the consideration for long-term contracts. Consideration received is allocated to platform services and bundled professional services and recognized as each service obligation is fulfilled. Any fixed fees for Wavelo are recognized into revenue evenly over the service period, while variable usage fees are recognized each month as they are consumed. Professional services revenue is recognized as the hours of professional services granted to the customer are used or expire. When consideration for these platform services is received before the service is delivered, the revenue is initially deferred and recognized only as the Company performs its obligation to provide services. Likewise, if platform services are delivered before the Company has the unconditional right to invoice the customer, revenue is recognized as a Contract Asset.

Other Professional Services

This revenue stream includes any other professional services earned in connection with the Wavelo business from the provision of standalone technology services development work. These are billed to our customers monthly at set and established rates for services provided in period. The Company recognizes revenue over this revenue stream as the Company satisfies its obligations to provide professional services.

(c)	Tucows Domains

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

For information about geographic areas, see “Note 20– Segment Reporting” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

(d)	Tucows Corporate - Mobile Services and Eliminations

Although we still provide mobile telephony services to a small subset of customers retained through the Ting Mobile brand as part of the DISH Purchase Agreement executed in Fiscal 2020; this revenue stream no longer represents the Company's strategic focus going forward. Instead we have transitioned towards being a platform provider for CSPs globally via our Wavelo segment. Where these retail mobile services revenues were previously disclosed as part of a Mobile Services segment in the prior year, effective January 1, 2022 we have decided to exclude retail telephony services and transition services revenues from segment EBITDA results as they are no longer centrally managed and not monitored by or reported to our CEO by segment.

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

These Mobile Services revenue streams also includes transitional services provided to DISH. These are billed monthly at set and established rates for services provided in period and include the provision of sales, marketing, customer support, order fulfillment, and data analytics related to the legacy customer base sold to DISH. The Company recognizes revenue as the Company satisfies its obligations to provide transitional services.

As a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to DISH, over a period of 10 years. This has been classified as Other Income and not considered revenue in the current period.

Valuation of Goodwill, Intangible Assets and Long-Lived Assets

The excess of the purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At December 31, 2022, we had $130.4 million in goodwill related to our acquisitions and $39.8 million in intangible assets comprised of indefinite life intangibles of $12.3 million and finite life intangible assets of $27.5 million. At December 31, 2021, we had $130.4 million in goodwill related to our acquisitions and $50.4 million in intangible assets comprised of indefinite life intangibles of $12.3 million and finite life intangible assets of $38.1 million. As described above, we report our financial results as three operating segments, Ting, Wavelo and Tucows Domains. The goodwill balance is built up of $107.7 million (83%) related to Tucows Domains and $22.7 million (17%) related to Ting. Of our goodwill balance, $90.3 million is not deductible for tax purposes. Seventy-one percent of intangible assets relate to our Tucows Domains operating segment and 29% of intangible assets relate to our Ting segment.

We account for goodwill and indefinite life intangible assets in accordance with the Financial Accounting Standards Board (“FASB”)'s authoritative guidance, which requires that goodwill and indefinite life intangible assets are not amortized, but are subject to an annual impairment test. We complete our impairment test on an annual basis, during the fourth quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that impairment indicators are present.

Our indefinite life intangible assets consist of surname domain names and direct navigation domain names. In order to maintain our rights to these domain names, we pay annual renewal fees to the applicable domain name registries. Over the course of time, we sometimes decide not to renew certain under-performing domain names and incur an impairment charge associated with such non-renewal. There was no impairment recorded on indefinite-life intangible assets during 2022, 2021 and 2020.

With regard to long-lived assets comprised of property and equipment and finite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-life intangible assets may warrant revision or whether the carrying amount of such assets may not be recoverable and exceed their fair value. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. During Fiscal 2022 and  2021 there was no impairment recorded on definite-life intangible assets and property and equipment. In  2020 there was a $1.4 million impairment recorded on definite-life intangible assets associated with the shutdown of the Roam Mobility brands.

We performed a qualitative assessment to determine whether there were events or circumstances which would lead to a determination, whether it is more likely than not, that goodwill and indefinite life intangible assets have been impaired. In performing the qualitative testing, we made an evaluation of the impact of various factors to the expected future cash flows attributable to our operating segments and to the assumed discount rate which would be used to present value those cash flows. Consideration was given to factors such as macro-economic, industry and market conditions including the capital markets, the competitive environment, in addition to other internal factors including changes to our market capitalization, cash inflows, obligations and access to capital of our segments. We concluded that there were no indications of impairment under the qualitative approach. The analysis was consistent with the approach we utilized in our analysis performed in prior years.

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

Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of our operating segments to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance, could result in a change in our operating segments, requiring a reallocation and updated impairment analysis of goodwill and indefinite life intangible assets. A goodwill or intangible asset impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. There was no further impairment of goodwill or intangible assets, both definite and indefinite life, as a result of the annual impairment tests completed during the fourth quarters of 2022,  2021 or 2020.

Accounting for Income Taxes

We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset income taxes payable in another jurisdiction. Our ability to use income tax loss carry forwards and future income tax deductions is dependent upon our operations in the tax jurisdictions in which such losses or deductions arise.  Significant judgment is required in determining our provision for income taxes and evaluating our uncertain tax positions.

We account for income taxes under the asset and liability method, which recognizes the deferred tax assets or liabilities for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that the benefit from the deferred tax assets will not be realized. In assessing the need for valuation allowance, historical and future levels of income, expectations and risks associated with estimates of future taxable income and tax planning strategies are considered. As at December 31, 2022, the valuation allowance of $17.6 million was related to foreign tax credits that we are not expected to realize.

We apply a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if on the weight of available evidence, it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit that is more than 50% likely to be realized upon settlement. As at December 31, 2022, we did not recognize any uncertain tax provisions within the provision for income taxes.

See Note 9 to the Consolidated Financial Statements for further information regarding income taxes included in Part II, Item 8 of this Annual Report.

Recently Issued Accounting Standards

See “Note 2 – Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for information regarding recently issued accounting standards.

Current COVID-19 response and expected impacts

The global COVID-19 pandemic continued to persist through Fiscal 2022, however the financial and operational impacts from COVID-19 on our business have been limited. Management continues to assess the impact regularly but expects limited financial and operational impact through the upcoming fiscal year, should the COVID-19 pandemic persist. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak will not occur as evidenced by numerous variants of the virus emerging. As a Company, we have transitioned to defining ourselves as a remote-first organization, and continue to enforce a full vaccination policy for any employees working from a Company office, meeting in person with customers or travel by plane or train for business purposes. We have not experienced any productivity issues, material resource constraints nor do we foresee requiring any material expenditures to continue to implement our business continuity plans described above. Likewise, we have not experienced nor do we foresee any future impacts to our liquidity position, credit risk, internal controls or impacts to our accounting policies as a result of the COVID-19 pandemic.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2022 AS COMPARED TO THE YEAR ENDED DECEMBER 31 2021

NET REVENUES

Ting

Ting and its subsidiaries - Cedar, and Simply Bits includes the provision of high-speed Internet access services to select towns throughout the United States, with further expansion underway to both new and existing markets. Our primary sales channel is through the Ting website. The primary focus of this segment is to provide reliable Gigabit Fiber and Fixed Wireless Internet services to consumer and business customers. Revenues are all generated in the U.S., have no fixed contract terms and are billed on a monthly basis, with unlimited bandwidth based on a fixed price.

The Company's billing cycle for all Ting Internet customers is computed based on the customer's activation date. Since consideration is collected before the service period, revenue is initially deferred and recognized as the Company performs its obligation to provide Internet access within each reporting period. In addition, revenues associated with the sale of Internet hardware to subscribers are recognized when title and risk of loss is transferred to the subscriber and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

In those cases where payment is not received at the time of sale, as is the case for service requiring installation, then revenue is not recognized until a customer's service is activated. The Company records costs that reflect expected refunds, rebates and credit card charge-backs as a reduction of revenues at the time of the sale based on historical experiences and current expectations.

Wavelo

Platform Services

Tucows' Platform Services include the following full-service platforms from Wavelo, including MONOS, ISOS, SM and our legacy Platypus ISP Billing software. Under each of these platforms there are a variety of solutions that support CSPs, including subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo launches as a proven asset for CSPs, with DISH using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform since 2021. More recently, Ting has also integrated Wavelo’s ISOS and SM software to enable faster subscriber growth and footprint expansion. Wavelo's customers are billed monthly, on a postpaid basis. The monthly fees are variable, based on the volume of their subscribers utilizing the platform during a given month, to which minimums may apply. Customers may also be billed fixed platform fees and granted fixed credits as part of the consideration for long-term contracts. Consideration received is allocated to platform services and bundled professional services and recognized as each service obligation is fulfilled. Any fixed fees for Wavelo are recognized into revenue evenly over the service period, while variable usage fees are recognized each month as they are consumed. Professional services revenue is recognized as the hours of professional services granted to the customer are used or expire. When consideration for these platform services is received before the service is delivered, the revenue is initially deferred and recognized only as the Company performs its obligation to provide services. Likewise, if platform services are delivered before the Company has the unconditional right to invoice the customer, revenue is recognized as a Contract Asset.

Other Professional Services

This revenue stream includes any other professional services earned in connection with the Wavelo business from the provision of standalone technology services development work. These are billed to our customers monthly at set and established rates for services provided in period. The Company recognizes revenue over this new revenue stream as the Company satisfies its obligations to provide professional services.

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

Tucows Corporate - Mobile Services and Eliminations

Although we still provide mobile telephony services to a small subset of customers retained through the Ting Mobile brand as part of the DISH Purchase Agreement executed in Fiscal 2020; this revenue stream no longer represents the Company's strategic focus going forward. Instead we have transitioned towards being a Wavelo provider for CSPs globally. Where these retail mobile services revenues were previously disclosed as part of a Mobile Services segment in the prior year, effective January 1, 2022 we have decided to exclude retail telephony services and transition services revenues from segment EBITDA results as they are no longer centrally managed and not monitored by or reported to our CEO by segment.

Ting Mobile wireless usage contracts grant customers access to standard talk, text and data mobile services. Ting Mobile contracts are billed based on the customer's selected rate plan, which can either be usage based or an unlimited plan. All rate plan options are charged to customers on a postpaid, monthly basis at the end of their billing cycle. All future revenues associated with Retail Mobile Services stream will only be for this subset of customers retained by the Company, as mentioned above. Ting Mobile services are primarily contracted through the Ting website, for one month at a time and contain no commitment to renew the contract following each customer's monthly billing cycle. The Company's billing cycle for all Ting Mobile customers is computed based on the customer's activation date. In order to recognize revenue as the Company satisfies its obligations, we compute the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. In addition, revenues associated with the sale of wireless devices and accessories are recognized when title and risk of loss is transferred to the customer and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue

These Mobile Services revenue streams also includes transitional services provided to DISH. These are billed monthly at set and established rates for services provided in period and include the provision of sales, marketing, customer support, order fulfillment, and data analytics related to the legacy customer base sold to DISH. The Company recognizes revenue as the Company satisfies its obligations to provide transitional services.

As a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to DISH, over a period of 10 years. This has been classified as Other Income and not considered revenue in the current period.

The following table presents our net revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2022	2021

Ting:
Fiber Internet Services	$42,425	$25,327

Wavelo:
Platform Services	22,594	13,031
Other professional services	1,750	3,750
Total Wavelo	24,344	16,781

Tucows Domains:
Wholesale
Domain Services	187,542	189,091
Value Added Services	20,712	20,942
Total Wholesale	208,254	210,033

Retail	34,904	35,543
Total Tucows Domains	243,158	245,576

Tucows Corporate:
Mobile Services and eliminations	11,215	16,653

	$321,142	$304,337
Increase over prior period	$16,805
Increase - percentage	6%

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2022	2021

Ting:
Fiber Internet Services	13%	8%

Wavelo:
Platform Services	7%	4%
Other Professional Services	1%	1%
Total Wavelo	8%	5%

Tucows Domains:
Wholesale
Domain Services	58%	62%
Value Added Services	6%	7%
Total Wholesale	64%	69%

Retail	11%	12%
Total Tucows Domains	75%	81%

Tucows Corporate:
Mobile services and eliminations	4%	6%

	100%	100%

Total net revenues for Fiscal 2022 increased by $16.8 million, or 6%, to $321.1 million from $304.3 million for the Fiscal 2022. The overall increase in revenue was primarily driven by the $17.1 million increase in revenues attributable to our Ting segment. Ting experienced both growth in customers as we continued to build out our Ting Internet footprint as well as acquisition led revenue growth from our prior year acquisition of Simply Bits. This increase was furthered by Wavelo, contributing an increased $7.6 million to revenues, a result of increased MONOS platform revenues earned from the migration of additional subscribers onto our new platforms. The increases these two segments experienced were partially offset by reduced revenues from Mobile Services and eliminations and Tucows Domains of $5.4 million and $2.4 million, respectively. The decrease in Mobile Services and eliminations was attributable to decreased transitional services revenues, and the decrease from Tucows Domains segment from the continued normalization of domain registration growth and renewal rates from those observed as a result of the COVID-19 pandemic in prior years.

Deferred revenue at December 31, 2022 decreased by $2.7 million to $145.1 million from $147.8 million at December 31, 2021. This decrease was primarily driven by our Domain Services segment, accounting for $3.2 million of the decrease due to recognition of previously deferred billings for registrations and renewals growth experienced in prior years in connection with COVID-19. This decrease was partially offset by an increase in deferred revenues associated with Ting and Wavelo of $0.3 million and $0.2 million, respectively. For Ting, the increase is reflective of the continued growth in customer base and billings for that segment relative to December 31, 2021; and for Wavelo, the increase is reflective of additional other professional services revenues for standalone technology services development work with DISH which have been deferred until such time as that work is complete and we've satisfied our obligations to provide the professional services.

No customer accounted for more than 10% of revenue during Fiscal 2022 or during the year ended December 31, 2021 ("Fiscal 2021"). At both December 31, 2022 and as at December 31, 2021, DISH accounted for 46% of total accounts receivable.

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

Ting

Ting generated $42.4 million in revenue during Fiscal 2022, which increased by $17.1 million or 68% compared to Fiscal 2021. This growth is driven by continued subscriber growth across the markets we serve, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States. Included in this $17.1 million increase of revenues is $7.6 million attributed to the prior year acquisition of Simply Bits, which closed in the fourth quarter of Fiscal 2021.

As of December 31, 2022, Ting Internet had access to 96,000 owned infrastructure serviceable addresses, 20,000 partner infrastructure serviceable addresses and 35,000 active accounts under its management; compared to having access to 76,000 owned infrastructure serviceable addresses, 15,000 partner infrastructure serviceable addresses and 26,000 active accounts under its management as of December 31, 2021. These figures exclude the increase in serviceable addresses and accounts attributable to the Simply Bits acquisition.

Wavelo

Platform Services

Wavelo's Platform services generated $22.6 million in revenue during Fiscal 2022, which increased by $9.6 million or 74% compared to Fiscal 2021. This is driven from increased MONOS platform revenues earned from the migration of additional DISH subscribers, from their Boost Mobile brand onto our new platform. The increased platform fees are partially offset by a reduction of revenues related to the amortization of the related contract asset with DISH. The Company expects the contract asset to continue to amortize against revenue through the remainder of Fiscal 2023 and thereafter as we continue to fulfill the performance obligations of the contract. Our full-service platforms support CSPs with subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo launched as a proven asset for CSPs, with DISH using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform since 2021. More recently, Ting Internet has also integrated Wavelo’s ISOS and SM software to enable faster subscriber growth and footprint expansion. Any intercompany ISOS or SM revenues earned from Ting Internet are eliminated upon consolidation.

Other Professional Services

Wavelo's Other Professional Services for the Fiscal 2022, decreased by $2.0 million compared to Fiscal 2021, to $1.8 million. This decrease is a result of a less professional service engagements for the provision of standalone technology services development work for DISH as they shift focus to migrating subscribers at scale onto our MONOS platform.

Tucows Domains

Wholesale - Domain Services

During Fiscal 2022, Wholesale Tucows Domains revenue decreased by $1.6 million or 1% to $187.5 million. Decreases from Wholesale domain registrations were driven by the continued normalization of domain name registration growth and slowed renewal rates from those observed at the onset of the COVID-19 pandemic, where we experienced domain name registration growth from our large volume resellers across our Tucows Domains brands as more individuals and businesses established an online presence. The majority of the decrease in revenues is from our OpenSRS brand, followed by Ascio, EPAG, and eNom respectively.

Together the OpenSRS, eNom, EPAG and Ascio Domain Services manage 24.4 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management has decreased by 0.8 million domain names since December 31, 2021. The decrease is driven by lower renewal rates from the normalization of registration growth back to pre-pandemic levels.

Wholesale - Value Added Services

Net revenues from value-added services decreased by $0.2 million to $20.7 million compared to Fiscal 2021. The decrease in value-added service revenue was primarily driven by lower expiry stream proceeds across our Domain Services brands. As a result of the normalization of renewal rates and domains under management discussed above in connection to COVID-19, Fiscal 2022 continued to benefit from a significant volume of expired domain names registered in the past year being available for our expiry streams, which returned favorable proceeds at auction and drove revenue generation for value added services, albeit at a slower rate as the value of domain names sold at auction has declined relative to the prior period.

Retail

Net revenues from retail decreased by $0.6 million to $34.9 million compared to Fiscal 2021. The decrease in revenue was primarily related to a decrease in retail domain name registrations of $1.6 million relative to Fiscal 2021. This decrease was partially offset by an increase in Portfolio sales of $0.7 million and Exact Hosting revenues of $0.3 million.

Tucows Corporate - Mobile Services and Eliminations

Net revenues from Mobile Services and eliminations for the Fiscal 2022, decreased by $5.5 million compared to Fiscal 2021, to $11.2 million. This decrease was driven by decreased transitional services revenues from DISH of $5.1 million, notably from a decreased level of customer support and marketing services provided to DISH in connection with the legacy Ting Mobile customer base. This decrease was partially offset by an increase in revenues of $0.4 million associated with the mobile telephony services and device revenues from the small group of customers retained by the Company as part of the DISH Purchase Agreement. Revenues increased as a result of the organic subscriber growth we experienced through Fiscal 2022. Additionally, corporate eliminations increased by $0.7 million as a result of the revenues associated with ISOS platform billing between Wavelo and Ting, which began in Fiscal 2022.

COST OF REVENUES

Ting

Cost of revenues primarily includes the costs for provisioning high speed Internet access for Ting and its subsidiaries - Cedar, and Simply Bits, which is comprised of network access fees paid to third-parties to use their network, leased circuit costs to directly support enterprise customers, the personnel and related expenses (net of capitalization) related to the physical planning, design, construction and build out of the physical Fiber network and as well as personnel and related expenses (net of capitalization) related to the installation, repair, maintenance and overall field service delivery of the Fiber business. Hardware costs include the cost of equipment sold to end customers, including routers, ONTs, and IPTV products, and any inventory adjustments on this inventory. Other costs include field vehicle expenses, small sundry equipment and supplies consumed in building the Fiber network.

Wavelo

Platform Services

Cost of revenues to provide the new MONOS, ISOS and SM platforms, as well as our legacy Platypus ISP Billing software services including network access, provisioning and billing services for CSPs. This includes the amortization of any capitalized contract fulfillment costs over the period consistent with the pattern of transferring network access, provisioning and billing services to which the cost relates. Additionally, this includes any fees paid to third-party service providers primarily for printing services in connection with the Platypus ISP Billing software.

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

Tucows Domains

Wholesale - Domain Services

Cost of revenues for domain registrations represents the amortization of registry and accreditation fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are initially recorded as prepaid domain registry fees. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the period. Market development funds that do not represent a payment for distinct goods or services provided by the Company, and thus do not meet the criteria for revenue recognition under Accounting Standard Update ("ASU") 2014-09, are reflected as cost of goods sold and are recognized as earned.

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

Tucows Corporate - Mobile Services and Eliminations

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

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2022	2021

Ting:
Fiber Internet Services	$17,004	$12,035

Wavelo:
Platform Services	1,294	504
Other Professional Services	1,632	804
Total Wavelo	2,926	1,308

Tucows Domains:
Wholesale
Domain Services	147,894	147,213
Value Added Services	2,514	2,544
Total Wholesale	150,408	149,757

Retail	16,482	17,731
Total Tucows Domains	166,890	167,488

Tucows Corporate:
Mobile services and eliminations	9,448	12,208

Network Expenses:
Network, other costs	17,433	14,769
Network, depreciation and amortization costs	29,101	18,035
Network, impairment	92	201
	46,626	33,005

	$242,894	$226,044
Increase over prior period	$16,850
Increase - percentage	7%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2022	2021

Ting:
Fiber Internet Services	7%	5%

Wavelo:
Platform Services	1%	-
Other Professional Services	1%	1%
Total Wavelo	2%	1%

Tucows Domains:
Wholesale
Domain Services	60%	65%
Value Added Services	1%	1%
Total Wholesale	61%	66%

Retail	7%	8%
Total Tucows Domains	68%	74%

Tucows Corporate:
Mobile services and eliminations	4%	5%

Network Expenses:
Network, other costs	7%	7%
Network, depreciation and amortization costs	12%	8%
Network, impairment	-	-
	19%	15%

	100%	100%

Total cost of revenues for Fiscal 2022 increased by $16.9 million to $242.9 million, from $226 million in Fiscal 2021. The increase was driven by a $13.6 million increase in Network Expenses. The increase from Network Expenses is a result of the expansion of the Company's network infrastructure associated with the continuing expansion of the Ting Internet network footprint, the ramp up of Wavelo's MONOS, ISOS and SM platforms, as well as increased communication and productivity tool costs across our operating segments. Another contributing factor was an increases from Ting and Wavelo of $5 million and $1.6 million respectively. As discussed above in the Net Revenues section, Ting has continued to add both serviceable addresses and active subscriptions relative to Fiscal 2021. Additionally, Wavelo's increased cost of revenues have been a driven by the completion of select standalone technology services development work with DISH in the current period. These increases were partially offset by a decrease of $0.6 million from Tucows Domains and a $2.7 million decrease related to Mobile Services and eliminations. The decrease in costs for Tucows Domains is aligned with the reduced net revenues discussed above in the Net Revenues section and the reduction in domains under management in the current period. The decrease related to Mobile Services and eliminations is also driven by decreased transitional services costs from the provision of less transitional services to DISH in the current period.

Deferred costs of fulfillment as of December 31, 2022 decreased by $2.0 million, or 2%, to $110.7 million from $112.7 million at December 31, 2021. This decrease was primarily driven by Wavelo, accounting for a $1.6 million decrease in the current period related to the completion of Other Professional Services discussed above for standalone technology services development work with DISH. As these professional services were completed in the current period, the deferred costs to fulfill those services were amortized into cost of revenues. This decrease was furthered by Tucows Domains which saw a decrease of $0.5 million, aligned with the movement in deferred revenues discussed above. Relative to COVID-19 pandemic levels, Fiscal 2022 was characterized by slowing growth in additions and renewals to domains under management, which has appropriately translated to less deferred costs of fulfillment for our Domain Services segment. Additionally, our Ting segment contributed to partially offset this overall decrease with an increase in deferred costs of fulfillment of less than $0.1 million relative to the past year.

Ting

In Fiscal 2022, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar, and Simply Bits increased $5.0 million, or 42%, to $17.0 million as compared to $12.0 million during Fiscal 2021. The increase in costs were primarily driven by increased direct costs, bandwidth and colocation costs related to the continued expansion of the Ting Fiber network. Included in this $5.0 million increase, $1.9 million related to the prior year acquisition of Simply Bits.

Wavelo

Platform Services

Cost of revenues from Wavelo Platform Services for Fiscal 2022 increased by $0.8 million to $1.3 million, when compared to Fiscal 2021. Cost incurred are driven by the amortization of previously capitalized costs incurred to fulfill the DISH Master Services Agreement ("MSA") over the term of the agreement. The continued incurrence of additional costs to fulfill the contract in Fiscal 2022 have resulted in increased amortization in the current period relative to the fixed term of the agreement.

Other Professional Services

Cost of revenues from Other Professional Services for Fiscal 2022 by $0.8 million to $1.6 million, when compared to Fiscal 2021. Costs incurred represent the personnel and related expenses of employees and contractors providing professional services to DISH. The increase in Other Professional Services costs relative to the prior period was a result of the completion of select standalone technology services development work for DISH in the current period, with limited comparable costs in the prior period.

Domain Services

Wholesale - Domain Services

Costs for wholesale domain services for Fiscal 2022 increased by $0.7 million to $147.9 million, when compared to Fiscal 2021. The increase to cost of revenues is driven by the prior period including volume rebates earned from registries for the high volume of domain name registrations through the COVID-19 pandemic as well as the Euro devaluation to the U.S. dollar, which made cost of revenues more expensive for our European brands Ascio and EPAG.

Wholesale - Value Added Services

Costs for wholesale value-added services for Fiscal 2022 remained flat at $2.5 million, when compared to Fiscal 2021.

Retail

Costs for retail for Fiscal 2022 decreased by $1.2 million, to $16.5 million, when compared to Fiscal 2021. The was driven by the declining volume of retail domain name registrations across our retail brands.

Tucows Corporate - Mobile Services and Eliminations

Cost of revenues from Mobile Services and eliminations for Fiscal 2022 decreased by $2.8 million when compared to Fiscal 2021 The decrease is consistent with the above discussion around net revenues, this was driven by decreased transitional services costs of $4.4 million, notably from a decreased level of customer support and marketing services provided to DISH in connection with the legacy Ting Mobile customer base. This decrease was partially offset by an increase in cost of revenues of $1.6 million associated with the mobile telephony services and device costs associated with the small group of customers retained by the Company as part of the DISH Purchase Agreement. Cost of revenues increase as a result of the organic growth of the customer base we experienced through Fiscal 2022. Cost of revenues are outpacing revenue growth due to the unlimited usage rate plans introduced in late Fiscal 2020 by DISH that were expanded and offered to the small group of customers retained by the Company.

Network Expenses

Network costs for Fiscal 2022 increased by $13.6 million to $46.6 million when compared to Fiscal 2021. The comparative increase was driven by increased depreciation of $10 million from the Company's increased network associated with the continuing expansion of the Ting Internet footprint and the depreciation of Wavelo's new platforms. This increase from depreciation was followed by increased network costs of $2.7 million from increased personnel and contracted service costs on Ting and Wavelo segments, as well as an increase in amortization of intangible assets of $0.9 million driven by the prior period acquisition of Simply Bits.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2022	2021
Sales and marketing	$53,937	$39,471
Increase over prior period	$14,466
Increase - percentage	37%
Percentage of net revenues	17%	13%

Sales and marketing expenses for Fiscal 2022 increased by $14.5 million, or 37%, to $53.9 million when compared to Fiscal 2021. The increase in costs relate primarily to the investment in hiring additional personnel for Ting sales, product, marketing, customer support and success teams to drive growth in Ting markets. The current period also includes the teams acquired as part of the Simply Bits acquisition, and to a lesser extent a small ramp of hiring Wavelo sales and marketing teams. Outside of additional hiring, personnel costs were impacted by wage inflation across our three segments, with issued increases in excess of 5% to align with economic conditions and market rates. In addition to personnel related costs, both marketing related costs and facility costs increased to drive subscription growth given the increase in serviceable addresses available to Ting and to support our growing workforce in select Ting towns across the United States.

Excluding movements in exchange rates, we expect sales and marketing expenses for Fiscal 2023 to increase in absolute dollars, as we adjust our marketing programs and sales and customer support personnel costs to facilitate the continued expansion of Ting and ramp-up of Wavelo's go-to-market efforts.

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

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2022	2021
Technical operations and development	$14,187	$14,310
Decrease over prior period	$(123)
Decrease - percentage	(1)%
Percentage of net revenues	4%	5%

Technical operations and development expenses for Fiscal 2022 decreased by $0.1 million, or 1%, to $14.2 million. The decrease in costs relates primarily to an increased level of capitalization of labor primarily in support of Wavelo's new platform builds for MONOS and ISOS, and to a lesser extend in support of Ting's network design and build. Gross personnel costs grew as a result of increased hiring of both employees and external contractors to provide development resources to assist our internal engineering teams with development aspects of the MONOS and ISOS platform. Additionally, personnel costs were impacted by wage inflation across our three segments, with issued increases in excess of 5% to align with economic conditions and market rates. Outside of personnel and external contractor costs, the Company also experienced increases in bandwidth costs in the current period, driven by the acquisition of Uniregistry assets in the fourth quarter of Fiscal 2021.

Excluding movements in exchange rates, we expect technical operations and development expenses for Fiscal 2023, in absolute dollars, to increase when compared to Fiscal 2022 to support the ongoing growth in our operations.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2022	2021
General and administrative	$30,845	$22,370
Increase over prior period	$8,475
Increase - percentage	38%
Percentage of net revenues	10%	7%

General and administrative expenses for Fiscal 2022 increased by $8.5 million, or 38%, to $30.8 million as compared to Fiscal 2021. The increase was primarily driven by an increase in personnel costs driven by the growth of teams acquired as part of the Simply Bits acquisition and continued investment in hiring for administrative teams to better support our segments as part of our new corporate reorganization. Outside of additional hiring, personnel costs were impacted by wage inflation across our three segments, with issued increases in excess of 5% to align with economic conditions and market rates. Another driver of the increase was higher stock-based compensation expenses in order to attract, retain and scale core administrative teams to meet projected Company growth. Smaller contributors to the increase include other miscellaneous expenses such as business and property taxes, credit card fees and facility costs driven by Ting and the continuing expansion of the Ting Internet footprint.

Excluding movements in exchange rates, we expect general and administrative expenses for Fiscal 2023, in absolute dollars, to increase when compared to Fiscal 2022 largely to support the growth of our business.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2022	2021
Depreciation of property and equipment	$598	$534
Increase over prior period	$64
Increase - percentage	12%
Percentage of net revenues	0%	0%

Depreciation costs for Fiscal 2022 increased by less than $0.1 million to $0.6 million as compared to Fiscal 2021. The slight increase was due to the depreciation of additions to property and equipment, in particular computer hardware purchased in support of our expanding workforce.

LOSS (GAIN) ON DISPOSAL OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2022	2021
Loss on disposition of property and equipment	$461	$234
Increase over prior period	$227
Increase - percentage	97
Percentage of net revenues	0%	0%

Loss on disposal of property and equipment increased by $0.2 million to $0.5 million as compared to Fiscal 2021. The increase was a result of Fiscal 2022 including a disposal of minor internal use software related to Tucows Domains for which the Company no longer expects to realize the initial use and intended benefit that it initially did when those development costs were initially capitalized.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2022	2021
Amortization of intangible assets	$9,882	$9,424
Increase over prior period	$458
Increase - percentage	5%
Percentage of net revenues	3%	3%

Amortization of intangible assets increased by $0.5 million, to $9.9 million as compared to Fiscal 2021. This increase in amortization was a result of the acquisition of Uniregistry assets in the fourth quarter of Fiscal 2021.

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

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2022	2021
Loss (gain) on currency forward contracts	$-	$(277)
Increase over prior period	$277
Increase - percentage	100%
Percentage of net revenues	-%	0%

The Company recorded a net loss of nil in the change in fair value of outstanding contracts as well as realized on mature contracts during Fiscal 2022, compared to a net gain of $0.3 million during Fiscal 2021. This is driven by the Company having no unhedged contracts.

At December 31, 2022, our balance sheet reflects a derivative instrument asset of $1.9 million and a liability of $0.4 million as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2022	2021
Other income (expense), net	$3,874	$15,043
Increase over prior period	$(11,169)
Increase - percentage	(74)%
Percentage of net revenues	1%	5%

Other income decreased by $11.2 million when compared to Fiscal 2021. This was partially due to higher interest incurred of $9.9 million on our Amended Credit Agreement as well as interest on redeemable preferred shares. In addition to higher interest expense, the Company experienced a $1.5 million decrease in the income earned on sale of transferred assets to DISH in the current period. As described above, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement, as form of consideration for the sale of the legacy customer relationships. The Company expects the gain on the sale of the Ting Customer Assets to continue to decrease over the term of the payout as legacy customers naturally churn away from Ting Mobile. These decreases were partially offset by a small increase from other interest and sundry income of $0.2 million.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2022	2021
Provision for income taxes	$(217)	$3,906
Decrease in provision over prior period	$(4,123)
Decrease - percentage	(106)%
Effective tax rate	1%	54%

Income taxes decreased by $4.1 million and the effective tax rate decreased from 54% to 1% when compared to the year ended December 31, 2021. The decrease in effective tax rate is primarily due to the change in net income before tax for the year, and it is partially offset by an increase in valuation allowance on foreign tax credits as a result of a change in the geographical mix of income and reduced excess tax benefits related to stock-based compensation.

Our effective tax rates for the year ended December 31, 2022 differs from the U.S. federal statutory rate primarily due to changes in valuation allowance on foreign tax credits, state tax expense and the impact of foreign earnings.

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

Our adjusted EBITDA definition excludes depreciation, amortization of intangible assets, income tax provisions, interest expense (net), accretion of contingent consideration, stock-based compensation, asset impairment, gains and losses from unrealized foreign currency transactions and costs that are one-time in nature and not indicative of on-going performance (profitability), including acquisition and transition costs. Gains and losses from unrealized foreign currency transactions removes the unrealized effect of the change in the mark-to-market values on outstanding foreign currency contracts not designated in accounting hedges, as well as the unrealized effect from the translation of monetary accounts denominated in non-U.S. dollars to U.S. dollars.

The following table reconciles net income to adjusted EBITDA:

Reconciliation of Income before Provision for Income Taxes to Adjusted EBITDA	Twelve months ended December 31,
(In Thousands of US Dollars)	2022	2021	2020

Net Income for the period	$(27,571)	$3,364	$5,775
Less:
Provision for income taxes	(217)	3,906	4,985
Depreciation of property and equipment	28,187	17,986	12,632
Impairment and loss on disposition of property and equipment	553	435	1,621
Amortization of intangible assets	11,394	10,007	11,420
Impairment of definite life intangible assets	-	-	1,431
Write-down on disposal of Ting Mobile customer assets	-	-	3,513
Interest expense, net	14,456	4,617	3,611
Accretion of contingent liability	248	383	344
Stock-based compensation	7,599	4,592	3,718
Unrealized loss (gain) on change in fair value of foreign currency forward contracts	-	606	(500)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	281	219	461
Acquisition and other costs[1]	2,660	2,706	1,962

Adjusted EBITDA	$37,590	$48,821	$50,973

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

Adjusted EBITDA for the year ended December 31, 2022 decreased by $11.2 million, or 23% to $37.6 million when compared to the year ended December 31, 2021. The decrease in adjusted EBITDA from period-to-period was primarily driven by decreased contribution from Wavelo due to significant investments into building out both our teams and platforms in support of future growth; as well as current period charges for amortization the contract asset related to the DISH agreement. This decrease was furthered by reduced contribution by both Ting and Tucows Domains. Ting, from the investment in the ramp of expenditures related to the Fiber Internet network build and expansion plan; and Tucows Domains from the continued normalization of domain registrations and slowed renewal rates relative to patterns experienced over the last fiscal years from the COVID-19 pandemic as well as domains under management. When comparing Adjusted EBITDA in Fiscal 2021 to Fiscal 2020, the decrease in contribution was similarly driven by the increased investment in Ting due to the ramp of expenditures related to the Fiber Internet network build and expansion plan. That decrease was partially offset by increased contribution from Wavelo, the income earned on sale of transferred assets to DISH , as well as from Tucows Domains strong performance during the COVID-19 pandemic.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis. The impact of the fair value adjustment on outstanding hedged contracts for Fiscal 2022 was a net loss in other comprehensive income of $0.4 million compared to a net loss of $2.0 million for Fiscal 2021.

The following table presents other comprehensive income for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2022	2021
Other comprehensive income (loss)	$441	$(1,993)
Increase over prior period	$2,434
Increase - percentage	(122)%
Percentage of net revenues	0%	(1)%

The impact of the fair value adjustments on outstanding hedged contracts during Fiscal 2022 was a gain in OCI before reclassifications of $0.4 million as compared to a gain of $0.6 million during Fiscal 2021.

The net amount reclassified to earnings during Fiscal 2022 was a gain of less than $0.1 million compared to a loss of $2.6 million during Fiscal 2021.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2021 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2020

The Company has initially applied ASU No. 2016-02, Leases (Topic 842) on January 1, 2019, which was adopted using the modified retrospective basis. Accordingly, comparative figures have not been restated.

NET REVENUES

The following table presents our net revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2021	2020

Ting
Fiber Internet Services	$25,327	$17,151

Wavelo
Platform Services	13,031	1,839
Other Professional Services	3,750	-
Total Wavelo	16,781	1,839

Tucows Domains:
Wholesale
Domain Services	189,091	186,893
Value Added Services	20,942	18,526
Total Wholesale	210,033	205,419

Retail	35,543	36,835
Total Tucows Domains	245,576	242,254

Tucows Corporate:
Mobile services and eliminations	16,653	49,958

	$304,337	$311,202
(Decrease) increase over prior period	$(6,865)
(Decrease) increase - percentage	(2%)

The following table presents our revenues, by revenue source, as a percentage of total revenues:

	Year ended December 31,
	2021	2020

Ting:
Fiber Internet Services	8%	6%

Wavelo:
Platform Services	4%	1%
Other Professional Services	1%	-
Total Wavelo	5%	1%

Tucows Domains:
Wholesale
Domain Services	62%	59%
Value Added Services	7%	6%
Total Wholesale	69%	65%

Retail	12%	12%
Total Tucows Domains	81%	77%

Tucows Corporate:
Mobile services and eliminations	6%	16%

	100%	100%

Total net revenues for Fiscal 2021 decreased by $6.9 million, or 2%, to $304.3 million from $311.2 million for Fiscal 2020. The overall decrease in revenue was primarily driven by the $33.3 million reduction of revenues attributable to Mobile Services and eliminations. This decrease in Mobile Services revenues was directly related to the DISH Purchase Agreement as well as the shutdown of Roam Mobility brands in the past year. As part of the DISH Purchase Agreement, as a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement. This has been classified as Other Income and not considered revenue in the current period. This decrease was partially offset by increases from each of Wavelo, Ting, and Tucows Domains segments. Wavelo saw a $14.9 million increase as a result of the new Platform Services revenue stream and other professional services revenues created out of the DISH MSA in the past year. Fiscal 2021 had a full year of platform revenues, whereas Fiscal 2020 was a stub period due to timing of the MSA. Ting saw a $8.2 million increase related to Ting segment revenues, a result of both growth in customers as we continue to build out our Ting Internet footprint as well as acquisition led revenue growth from our fourth quarter Fiscal 2021 acquisition of Simply Bits. Additionally, smaller increases from Domain Services of $3.3 million, driven by outsized proceeds from our domain expiry revenue streams relative to Fiscal 2020.

Deferred revenue at December 31, 2021 decreased to $147.8 million from $152.2 million at December 31, 2020. This decrease was primarily driven by our Tucows Domains segment, accounting for $3.5 million of the decrease due to recognition of previously deferred billings for registrations and renewals growth experienced in Fiscal 2020 in connection with COVID-19. This decrease is followed by a decrease related to Wavelo, accounting for $2.1 million of the decrease due to the recognition of previously deferred bundled and other professional services revenues. These professional services revenues were recognized as the Company performed its obligation to provide these services to DISH. These decreases were partially offset by an increase in deferred revenue associated with Ting, and its subsidiaries of $1.1 million, which is reflective of the continued growth in customer base and billings for that segment relative to December 31, 2020 and inclusion of deferred revenues associated with the fourth quarter of Fiscal 2021 acquisition of Simply Bits.

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

Ting

Ting, and its subsidiaries generated $25.3 million in revenue during Fiscal 2021, up $8.2 million or 48% compared to Fiscal 2020. This growth is driven by continued subscriber growth across the markets we serve, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States. Of this $8.2 million increase, $1.3 million related to our fourth quarter of Fiscal 2021 acquisition of Simply Bits.

As of December 31, 2021, Ting Internet had access to 76,000 owned infrastructure serviceable addresses, 15,000 partner infrastructure serviceable addresses and 26,000 active accounts under its management; compared to having 49,000 owned infrastructure serviceable addresses, 10,000 partner infrastructure serviceable addresses and 15,000 active accounts under its management as of December 31, 2020. These figures exclude the increase in serviceable addresses and accounts attributable to the Simply Bits acquisition.

Wavelo

Platform Services

Wavelo's Platform services generated $13 million in revenue during Fiscal 2021, which increased by $11.2 million or 609% compared to Fiscal 2020. This is driven from increased MONOS platform revenues fees earned from DISH for a full year relative to the stub period of Fiscal 2020. Our full-service platforms support CSPs with subscription and billing management, network orchestration and provisioning, and individual developer tools.

Other Professional Services

Wavelo's Other Professional Services generated $3.8 million in revenue during Fiscal 2021, up from nil in Fiscal 2020. This increase is a result of significant professional service engagements for the provision of standalone technology services development work for DISH Fiscal 2021, whereas Fiscal 2020 was absent of such development work.

Tucows Domains

Wholesale - Domain Services

During Fiscal 2021, Wholesale Domain Services revenue increased by $2.2 million or 1% to $189.1 million. The increase in revenue compared to Fiscal 2020 was primarily driven by the recognition of previously deferred billings from the past year, as discussed above in the change in deferred revenue. As more businesses established an online presence during the onset of the COVID-19 pandemic in Fiscal 2020 we experienced domain name registration growth from our large volume resellers across our Domain Services brands. Fiscal 2021 was then characterized by a normalization of this COVID-19 registration growth back to levels experienced pre-pandemic as well as some erosion in renewal rates in the last half of the year. The increase in revenues from deferred revenue discussed above is offset by a small decrease in billings of $0.3 million, largely driven by our eNom brand which has seen continued decline in registrations by non-core customers relative to Fiscal 2020.

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

Tucows Corporate - Mobile Services and Eliminations

Net revenues from Mobile Services and eliminations for the Fiscal 2021, as compared to Fiscal 2020, decreased by $33.3 million or 67% to $16.7 million. This decrease is driven by a decline in Mobile Services revenues of $37.1 million directly related to the DISH Purchase Agreement in late Fiscal 2020 as well as the shutdown of Roam Mobility brands in the past year. As part of the DISH Purchase Agreement, as a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement. This has been classified as Other Income and not considered revenue in the current period. This decrease is offset by increased transitional services revenues from DISH of $3.8 million from the inclusion of a full year of revenues compared to a stub period of services provided in Fiscal 2020.

COST OF REVENUES

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2021	2020

Ting:
Fiber Internet Services	$12,035	$6,855

Wavelo:
Platform Services	504	183
Other Professional Services	804	-
Total Wavelo	1,308	183

Tucows Domains
Wholesale
Domain Services	147,213	146,788
Value Added Services	2,544	3,016
Total Wholesale	149,757	149,804

Retail	17,731	17,647
Total Tucows Domains	167,488	167,451

Tucows Corporate:
Mobile services and eliminations	12,208	25,912

Network Expenses:
Network, other costs	14,769	10,194
Network, depreciation and amortization costs	18,035	13,484
Network, impairment	201	1,638
	33,005	25,316

	$226,044	$225,717
Increase over prior period	$327
Increase - percentage	0%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2021	2020

Ting:
Fiber Internet Services	5%	3%

Wavelo:
Platform Services	-	-
Other Professional Services	1%	-
Total Wavelo	1%	-

Tucows Domains:
Wholesale
Domain Services	65%	65%
Value Added Services	1%	1%
Total Wholesale	66%	66%

Retail	8%	8%
Total Tucows Domains	74%	74%

Tucows Corporate:
Mobile services and eliminations	5%	11%

Network Expenses:
Network, other costs	7%	5%
Network, depreciation and amortization costs	8%	6%
Network, impairment	-	1%
	15%	12%

	100%	100%

Total cost of revenues for Fiscal 2021 increased by $0.3 million to $226.0 million, from $225.7 million in Fiscal 2020. The increase was driven by a $7.7 million increase in Network Expenses. The increase from Network Expenses is a result of the expansion of the Company's increased network infrastructure associated with the continuing expansion of the Ting Internet network footprint, the ramp up of Wavelo's platforms, as well as increased communication and productivity tool costs across our operating segments. Another contributing factor was an increase from Ting and Wavelo of $5.2 million and $1.1 million, respectively. As discussed above in the Net Revenues section, Ting has continued to add both serviceable addresses and active subscriptions relative to Fiscal 2020.  Additionally, Wavelo's increased cost of revenues have been a driven by the completion of select standalone technology services development work with DISH in the current period. These increases were partially offset by a decrease of $13.7 million from Mobile Services and eliminations. The decrease related to Mobile Services and eliminations is consistent with the discussion above in Net Revenues, and directly related to the DISH Purchase Agreement as well as the shutdown of Roam Mobility brands in Fiscal 2020. The cost of revenues from Mobile Services in Fiscal 2021 only reflect the small subset of customers retained as part of the DISH Purchase Agreement, whereas Fiscal 2020 included the majority of the year at the full legacy subscriber base.

Deferred costs of fulfillment as of December 31, 2021 increased by $1.6 million, or 1.5%, to $112.7 million from $111.1 million at December 31, 2020. This increase was primarily driven by Wavelo, accounting for a  $3.4 million increase in the current period related to the continued deferral of ongoing Other Professional Services work with DISH. This increase was partially offset by a decrease from Tucows Domains of $1.8 million, aligned with the movement in deferred revenues discussed above.

Ting

In Fiscal 2021, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar, and Simply Bits increased $5.2 million, or 76%, to $12.0 million as compared to $6.9 million during Fiscal 2020. The increase in costs were primarily driven by increased direct costs and, bandwidth and colocation costs related to the continued expansion of the Ting Fiber network. Although directionally aligned with the experienced growth in revenue over the same period, the outpaced increase in cost of revenues for Ting is a result of the necessary upfront investment and expenditure needed to build out the network in advance of anticipated revenue growth in any particular location. Of this $5.2 million increase, $0.3 million related to our fourth quarter of Fiscal 2021 acquisition of Simply Bits.

Wavelo

Platform Services

Cost of revenues from Wavelo Platform Services for Fiscal 2021 increased by $0.3 million to $0.5 million, when compared to Fiscal 2020. Cost incurred are driven by the amortization of previously capitalized costs incurred to fulfill the DISH MSA over the term of the agreement. The ramp up of additional costs to fulfill the contract in Fiscal 2021 at the start of the agreement have resulted in increased amortization Fiscal 2021.

Other Professional Services

Cost of revenues from Other Professional Services for Fiscal 2021 increased by $0.8 million, when compared to Fiscal 2020. Costs incurred represent the personnel and related expenses of employees and contractors providing professional services to DISH. The increase in Other Professional Services costs relative to the prior period was a result of the completion of select standalone technology services development work for DISH in the current period, with limited comparable costs in the prior period.

Tucows Domains

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

Tucows Corporate - Mobile Services and Eliminations

Cost of revenues related to Mobile Services and eliminations for Fiscal 2021, as compared to Fiscal 2020, decreased by $13.7 million or 53% to $12.2 million. This is driven by decreased Mobile Services costs of $16.9 million, of which $16.1 million relates to Ting Mobile and $0.8 million relates to Roam Mobility. The decrease related to Mobile Services and eliminations is consistent with the discussion above in Net Revenues, and directly related to the DISH Purchase Agreement as well as the shutdown of Roam Mobility brands in Fiscal 2020. The cost of revenues from Mobile Services in Fiscal 2021 only reflect the small subset of customers retained as part of the DISH Purchase Agreement, whereas Fiscal 2020 included the majority of the year at the full legacy subscriber base. This decrease is partially offset by an increase of $3.2 million related to costs associated with Other Professional Services provided to DISH, from the inclusion of a full year of cost compared to a stub period of services provided in Fiscal 2020.

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

Sales and marketing expenses for Fiscal 2021 increased by $5.2 million, or 15%, to $39.5 million when compared to Fiscal 2020. The increase in costs relate primarily to increased salaries and benefits driven by an expanding workforce and wage inflation focused on our Ting teams, as well as increased marketing related costs to drive active subscription growth given the increase in serviceable addresses available to our Ting segment. In addition to this, we also experienced an increase in costs related to stock-based compensation expenses in an effort to attract and retain labor and an increase in facility costs increased directly related to the expansion of our Ting Fiber internet footprint and workforce in select Ting towns across the United States.

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

Technical operations and development expenses for Fiscal 2021 increased by $1.9 million, or 15%, to $14.3 million. The increase in costs relates primarily to increased spending on external contractors to provide development resources to assist our internal shared services and engineering teams with development aspects of Wavelo's platforms. In addition to increased spending on external contractors, a slight increase in salaries and benefits driven by an expanding workforce and wage inflation focused on our shared services and engineering teams contributed to the overall increase in costs for the period along with stock-based compensation expenses to attract and retain labor.

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

General and administrative expenses for Fiscal 2021 increased by $2.1 million, or 10%, to $22.4 million as compared to Fiscal 2020. The increase was primarily driven increases in personnel and related expenses as well as stock-based compensation expenses in order to attract, retain and scale core administrative teams including Human Resources and Finance to meet projected Company growth. Additionally, we experienced an increase in professional accounting and legal fees associated with our growing Ting segment. These increases were partially offset by reduced Mobile Services credit card fees as a result of the DISH Purchase Agreement that closed in the past year, as well as a decrease in facility related costs and foreign exchange expenses.

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

LOSS (GAIN) ON DISPOSAL OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2021	2020
Loss on disposition of property and equipment	$234	$(17)
Increase over prior period	$251
Increase - percentage	(1,476)%
Percentage of net revenues	0%	(0)%

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

IMPAIRMENT OF DEFINITE LIFE INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2021	2020
Impairment of indefinite life intangible assets	$-	$1,431
Decrease over prior period	$(1,431)
Decrease - percentage	(100)%
Percentage of net revenues	-%	0%

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

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2021	2020
Loss (gain) on currency forward contracts	$(277)	$(383)
Increase over prior period	$106
Increase - percentage	28%
Percentage of net revenues	0%	0%

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

At December 31, 2021, our balance sheet reflects a derivative instrument asset of $0.6 million and a derivative instrument liability of $0.1 million as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME AND (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2021	2020
Other income (expense), net	$15,043	$3,843
Increase over prior period	$11,200
Increase - percentage	291%
Percentage of net revenues	5%	1%

Other income increased by $11.2 million when compared to Fiscal 2020. This was driven by a $12.4 million increase due to the income earned on sale of transferred assets to DISH to DISH. As described above, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement, as form of consideration for the sale of the legacy customer relationships. Comparatively, the gain in Fiscal 2020 represented the net effect of proceeds earned from DISH in regards to the legacy customer base of $11.1 million offset by the write off of certain Mobile intangible and contract assets totaling $3.5 million. This overall increase in other income was partially offset by higher interest expense from higher variable interest rates incurred on our Amended 2019 Credit Facility. Other expense consists primarily of the interest we incur in connection with our Amended 2019 Credit Facility. The interest incurred primarily relates to our loan balances obtained to fund the acquisition of eNom, Ascio, Cedar and Simply Bits and funding for expenditures associated with the Company’s Fiber to the Home build program.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2021	2020
Provision for income taxes	$3,906	$4,985
Decrease in provision over prior period	$(1,079)
Decrease - percentage	(22)%
Effective tax rate	54%	46%

Income taxes decreased by $1.1 million and the effective tax rate increased from 46% to 54% when compared to Fiscal 2020. The increase in effective tax rate is primarily due to changes in blended tax rates and is partially offset by an increase in stock option benefit deduction. Our Fiscal 2021 income tax expense includes a tax recovery of $1.6 million related to the adoption of ASU 2016-09, which requires all excess tax benefits and tax deficiencies related to employee share-based payments to be recognized through income tax expense on a prospective basis. The Fiscal 2021 tax recovery related to excess tax benefits related to employee share-based compensation was $0.4 million.

In Fiscal 2021, the Company did not utilize the bonus depreciation with respect to its continued investment in the Ting business. Despite this, due to the reduction in tax rate to 21%, it is unlikely we will ultimately be able to fully claim the Fiscal 2021 foreign taxes paid in future years as a foreign tax credit. As such, we have taken a valuation allowance on foreign tax credits not utilized for 2021 income tax purposes, the net negative effect of which is a $2.3 million addition to income tax expense, as compared to $2.9 million additional tax expense in Fiscal 2020.

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

The following table presents other comprehensive income for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2021	2020
Other comprehensive income (loss)	$(1,993)	$1,863
Decrease over prior period	$(3,856)
Decrease - percentage	(207)%
Percentage of net revenues	1%	1%

The impact of the fair value adjustments on outstanding hedged contracts during 2021 was a gain in OCI of $0.6 million as compared to a gain of $1.7 million during 2020.

The net amount reclassified to earnings during 2022 was a loss of $2.6 million compared to a gain of $0.2 million during 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, our cash and cash equivalents balance increased $14.4 million when compared to December 31, 2021. Our principal uses of cash were $137.5 million for the continued investment in property, equipment and intangible assets driven by the Ting Internet expansion, $3.1 million for contingency consideration related to the acquisition of Cedar and Simply Bits, $1.0 million related to deferred preferred share financing costs for Ting, and $0.7 million related to the payment of loan payable costs. These uses of cash were partially offset by $87.5 million proceeds from redeemable preferred shares, $48.3 million proceeds received from the drawdown of the Amended Credit Agreement, $19.9 million from cash provided from operating activities, and $1.1 million from proceeds received on the exercise of stock options.

Amended 2019 Credit Facility

On June 14, 2019, the Company and its wholly-owned subsidiaries, Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware) Inc. and Tucows (Emerald), LLC entered into an Amended and Restated Senior Secured Credit Agreement (the “Amended 2019 Credit Facility”) with Royal Bank (“RBC”), as administrative agent, and lenders party thereto (collectively with RBC) under which the Company had access to an aggregate of up to $240 million in funds, which consisted of $180 million guaranteed credit facility and a $60 million accordion facility. The Amended 2019 Credit Facility replaced a secured Credit Agreement dated January 20, 2017 with Bank of Montreal, RBC and Bank of Nova Scotia.

The obligations of the Company under the Amended 2019 Credit Agreement are secured by a first priority lien on substantially all of the personal property and assets of the Company and has a four-year term, maturing on June 13, 2024.

Second Amended 2019 Credit Facility

On October 26, 2021, the Company entered into a Second Amended and Restated Senior Secured Credit Agreement (the “Second Amended 2019 Credit Agreement”) with the Lenders and Toronto-Dominion Bank (collectively the “New Lenders”) to, among other things, increase the existing revolving credit facility from $180 million to $240 million. The Second Amended 2019 Credit Agreement provided the Company with access to an aggregate of $240 million in committed funds. Under the Second Amended 2019 Credit Agreement, the Company agreed to comply with the following financial covenants at all times, which were to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.50:1.00 until March 31, 2023 and 4.00:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. The Second Amended 2019 Credit Agreement also provided for two additional interest rate tiers if the Company exceeded a 3.50x Total Funded Debt to Adjusted EBITDA Ratio.

Third Amended and Restated Senior Secured Credit Agreement

On August 8, 2022, the Company entered into the Third Amended and Restated Senior Secured Credit Agreement (the "Amended Credit Agreement") with the Lenders. The Amended Credit Agreement continues to provide the Company with access to the Second Amended 2019 Credit Agreement. Under the Amended Credit Agreement, and in connection with the Unit Purchase Agreement the Lenders agreed that Ting Fiber, Inc. (converted to Ting LLC) and its wholly owned subsidiaries ceased to be Guarantors under the Credit Facility and were released from their respective guarantee and security documents, including a release of the Lenders' security interests and liens upon the assets of such entities. Additionally, the Amended Credit Agreement extended the maturity of the Credit Facility to June 14, 2024. The Company is subject to the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.00:1.00 until September 29, 2023 and 3.75:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. The financial covenant calculations will exclude the financial results of Ting Fiber Inc. (converted to Ting LLC) and its wholly owned subsidiaries. The Amended Credit Agreement added SOFR loans as a form of advance available under the Credit Facility to replace LIBOR rate advances, and such SOFR loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum).

On March 14, 2023, the Company entered into an Amending Agreement No.2 to the Third Amended and Restated Senior Secured Credit Agreement (the "Credit Agreement Amendment"). The Amended Credit Agreement continues to provide the Company with access to an aggregate of $240 million in committed funds, however there is a suspension to the $60 million accordion during the Leverage Step Up Period (the “Leverage Step Up Period”). Additionally, the Credit Agreement Amendment has extended the maturity of the Credit Facility to September 30, 2024. As a result of the execution of the Credit Agreement Amendment, the Company is subject to the following financial covenants at all times, with monthly testing during the Leverage Step Up Period and reverting to quarterly tests thereafter: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.50:1.00 from March 14, 2023  up to and including September 29, 2023; 4.00:1.00 from September 30, 2023 up to and including December 30, 2023; and 3.75:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. On March 14, 2023 the Company made a repayment of $2.8 million on the Credit Facility.

As of December 31, 2022, the Company held contracts in the amount of $49.7 million with BMO to trade U.S. dollars in exchange for Canadian dollars under an uncommitted treasury risk management facility which assists the Company with hedging Canadian dollar exposures. Please see the discussion in the Material Cash Requirements section below.

Cash Flow from Operating Activities

Year ended December 31, 2022

Net cash inflows from operating activities were $19.9 million, a decrease of 33% when compared to the prior year. Net income, after adjusting for non-cash charges, during Fiscal 2022 was $14.8 million, a decrease of 53% when compared to the prior year. Net income included non-cash charges and recoveries of $42.4 million such as depreciation, amortization, stock-based compensation, loss (gain) on change in fair value of currency forward contracts, net right of use operating asset or liability, accretion of contingent consideration, amortization of debt discount and issuance costs, impairment of property and equipment, loss on disposal of domain names, net amortization of contract costs, excess tax benefits on stock-based compensation, accretion of redeemable preferred shares, and deferred income taxes (recovery). In addition, change in our working capital contributed net cash of $5.0 million. Utilized cash of $18.5 million from the changes in the contract asset from DISH, inventory, accounts receivable, deferred revenue, customer deposits and accreditation fees payable were offset by positive contributions of $23.5 million from movements in accrued liabilities, accounts payable, prepaid expenses and deposits, income taxes recoverable, and deferred costs of fulfillment.

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

Cash Flow from Financing Activities

Year ended December 31, 2022

Net cash inflows from financing activities during Fiscal 2022 totaled $132.0 million as compared to cash inflows of $73.1 million during Fiscal 2021. Total cash inflows were driven by $87.5 million of proceeds from redeemable preferred shares issued to Generate, $48.3 million of proceeds received from drawdown of the Amended Credit Facility, as well as $1.1 million from proceeds received on the exercise of stock options. These cash inflows were partially offset by $3.1 million for contingency consideration related to the acquisition of Cedar and Simply Bits, $1.0 million related to deferred preferred share financing costs for Ting, and $0.7 million related to the payment of loan payable costs.

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

Cash Flow from Investing Activities

Year ended December 31, 2022

Investing activities during the Fiscal 2022 used net cash of $137.5 million as compared to using $102.0 million during Fiscal 2021. Cash outflows of $136.7 million related to the investment in property, equipment and intangible assets, primarily to support the continued expansion of our Ting Internet Fiber network footprints in California, Colorado, Idaho, North Carolina, and Virginia as we seek to extend both our current network and expand to new markets. We expect our capital expenditures to continue to increase during Fiscal 2023. In addition to investment in property, equipment and intangible assets, the current period used $0.8 million for the acquisition of other intangible assets.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

Material Cash Requirements

As of December 31, 2022, we had cash and cash equivalents of $23.5 million of which $18.0 million belongs to Ting and $5.5 million belongs to Excluding-Ting.

Ting

Prior to the Company entering into the Unit Purchase Agreement, the LLC Agreement and the Amended Credit Agreement on August 8, 2022, Ting's operating losses, acquisitions and capital investments were funded by the operating cash flows from Excluding-Ting and the Second Amended 2019 Credit Agreement. Since August 8, 2022, Ting's operating losses and investments in the Ting Internet footprint have been soley funded by the Unit Purchase Agreement. The Unit Purchase Agreement will provide Ting with total capital commitments of $200 million in the form of Series A Preferred Units. As of December 31, 2022, the balance owing on the Unit Purchase Agreement was $91.4 million, with remaining capital commitments of $112.5 million. See Note 13. Redeemable preferred shares to the Consolidated Financial Statements for information regarding the terms of the Unit Purchase Agreement. As a result of the Amended Credit Agreement, Ting, LLC and its wholly owned subsidiaries were released from the Second Amended 2019 Credit Agreement, and Ting no longer has access to additional funding from the Amended Credit Agreement. As a result of certain restrictions placed on Ting in the LLC Agreement, we do not expect that Ting will be able to access funding from Excluding-Ting during the next 12 months.

In the next 12 months, Ting has capital purchase commitments of $35.1 million, lease commitments of $4.3 million and other operating expense commitments of $1.3 million. Ting has no debt repayment or interest commitments due in the next 12 months. We believe that Ting's current cash and cash equivalents as well as the remaining capital commitments from the Unit Purchase Agreement will be sufficient to fund Ting's commitments over the next 12 months.

Total Ting network capital expenditures for Fiscal 2023 are expected to be approximately $120 million. Other than the $35.1 million purchase obligations, the Company's remaining planned capital expenditures are discretionary in nature. In order to fund the discretionary portion of capital expenditures, the Company is seeking additional alternative sources of debt and equity financing.

In the long-term, Ting intends to continue the rapid expansion of its Internet footprint through construction activities, joint ventures and acquisitions. Future expansion of the Ting Internet footprint will continue to require further debt and equity financing. Our future expansion of the Ting Internet footprint and access to additional financing will depend on a range of factors, including economic, competitive and business factors as well as changes in government monetary or fiscal policy. Redemptions under the Unit Purchase Agreement are expected to be funded by growth in future cash flows, equity financing as well as alternative debt financing.

Excluding-Ting

Excluding-Ting's acquisitions and capital investments have been funded by the Company's operating income and the Company's existing Amended Credit Agreement. As of December 31, 2022, the Company’s Amended Credit Facility had an outstanding balance of $239.7 million. There are no scheduled principal repayments within 12 months. As of December 31, 2022, the Company has entered into floating-to-fixed interest rate swap instruments with a notional value of $70 million. Future interest payments associated with the Amended Credit Agreement are estimated to total $20.5 million, with $11.7 millionpayable within 12 months using current interest rates, net of our interest rate swaps, assuming no repayments. See Note 8 to the Consolidated Financial Statements for information regarding the terms of the Amended Credit Agreement.

In the next 12 months, Excluding-Ting has lease commitments of $0.9 million and other operating expense commitments of $12.6 million. Excluding-Ting has no capital expenditure commitments. We believe that Excluding-Ting's current cash and cash equivalents as well as operating cash flow will be sufficient to fund Excluding-Ting's commitments over the next 12 months. For Fiscal 2023, the Company plans to fund Excluding-Ting's cash requirements solely through operating income, while making discretionary loan repayments to create greater operating flexibility and access to additional financing.

In the long-term, Excluding-Ting may seek additional financing to accelerate the growth of our Wavelo business, repurchase shares or future acquisitions. The Company's credit facility expires on September 30, 2024 and the Company will be required to refinance the Amended Credit Agreement once it becomes due.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of December 31, 2022. We are also subject to market risk exposure related to changes in interest rates under our Third Amended 2019 Credit Facility. We do not expect that any changes in interest rates will be material; however, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may take additional actions in the future to mitigate these risks.

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

As of December 31, 2022, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

January - March 2023	15,132	1.3283	(270)
April - June 2023	13,074	1.3385	(119)
July - September 2023	11,332	1.3633	113
October - December 2023	10,150	1.3744	192
	$49,688	1.3484	$(84)

As of December 31, 2022, the Company had $49.7 million of outstanding foreign exchange forward contracts which will convert to CDN $67.0 million. Of these contracts, $49.7 million met the requirements for hedge accounting.

As of December 31, 2021, the Company had $25.2 million of outstanding foreign exchange forward contracts which will convert to CDN $32.0 million. Of these contracts, $25.2 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the year ended December 31, 2022. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the year ended December 31, 2022. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in pre-tax net income for the year ended December 31, 2022 of approximately$5.9 million. There can be no assurances that the above projected exchange rate decrease will materialize. Fluctuations of exchange rates are beyond our control. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of December 31, 2022, we had an outstanding balance of $239.7 million on the Amended Credit Agreement. The Amended Credit Agreement added SOFR Loans as a form of advance available under the Credit Facility to replace LIBOR rate advances, and such SOFR loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum).  In May 2020, the Company entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to the variable interest payments on the Credit facility. The notional value of the interest rate swap was $70 million as of December 31, 2022, consistent with December 31, 2021. The Company does not use the interest rate swap for trading or speculative purposes. The interest rate swap contract matures in June 2023. As of December 31, 2022, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on the Amended Credit Agreement by approximately $1.7 million, assuming that the loan balance as of December 31, 2022 is outstanding for the entire period.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting that is described below in Management's Annual Report on Internal Control over Financial Reporting, our disclosure controls and procedures were not effective as of December 31, 2022.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of our evaluation, management has determined that due to the material weakness described below, our internal control over financial reporting was not effective as of December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our assessment of the effectiveness of internal control over financial reporting we determined that the design and operating effectiveness of our controls pertaining to capitalizing certain costs were inadequate to ensure that i) a technical accounting assessment was completed related to secondary accounting implications of the Redeemable Preferred Share transaction in the third quarter of 2022 as it related to capitalization of interest on Ting assets under construction and ii) the accuracy of labor cost inputs used to determine the capitalization costs of internal efforts for the build and installation of Ting fiber network.  Notwithstanding that we did not identify any material misstatements to the consolidated financial statements and there were no changes to the previously released results as a result of this material weakness, the control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

KPMG LLP ("KPMG"), our independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting, which report expresses an adverse opinion on the effectiveness of internal control over financial reporting as of December 31, 2022. These reports are set forth at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

Remediation Plan for the Material Weakness in Internal Control Over Financial Reporting

In light of the material weakness identified above, the Company performed additional analysis and other post-closing procedures to ensure that the Company’s consolidated financial statements were prepared in accordance with GAAP and accurately reflect its financial position and results of its operations as of and for the year ended December 31, 2022.  There were no current or prior period financial statement adjustments as a result of the material weaknesses noted nor from the additional procedures performed.   As a result, notwithstanding the material weakness as described above, management concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

In addition, subsequent to our  December 31, 2022 fiscal year end, we began taking steps to redesign processes and controls to ensure a more precise review of certain costs to identify those that should be capitalized. We are also evaluating our financial team organizational structure, and what changes to roles and responsibilities we can make to enhance controls and compliance, including investing in additional technical accounting support. We expect to continue our remediation efforts, including testing of operating effectiveness of new or improved controls for a reasonable period of time. If appropriate, we expect to make further changes to our internal controls to enhance or further develop the remediation plan we have already adopted.

 Changes in Internal Control over Financial Reporting

Other than the material weakness noted above, there were no changes made in our internal controls over financial reporting occurred during Fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On March 14, 2023 the Company entered into an Amending Agreement No. 2 (the “Credit Agreement Amendment”) to the Third Amended and Restated Senior Secured Credit Agreement the (“Amended Credit Agreement”) with its existing syndicate of lenders. The Amended Credit Agreement continues to provide the Company with access to an aggregate of $240 million in committed funds, however there is a suspension to the $60 million accordion during the relief period (the “Leverage Step Up Period”) which is defined as from Closing (March 14, 2023) to the date that the Company delivers a compliance certificate for the period ending on December 31, 2023 demonstrating compliance with financial covenants. Additionally, the Credit Agreement Amendment has extended the maturity of the Credit Facility to September 30, 2024. As a result of the closing of the Credit Agreement Amendment, the Company is subject to the following financial covenants at all times, with monthly testing during the Leverage Step Up Period and reverting to quarterly tests thereafter: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.50:1.00 from March 14, 2023 up to and including September 29, 2023; 4.00:1.00 from September 30, 2023 up to and including December 30, 2023; and 3.75:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. The Company's credit facility expires on September 30, 2024 and the Company will be required to refinance the Amended Credit Agreement once it becomes due. On March 14, 2023 the Company made a repayment of $2.8 million on the Credit Facility.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Robin Chase	Chair of the Board since September 2021 and Director since October 2014

Robin Chase, 64, is a transportation entrepreneur. She is co-founder and former CEO of Zipcar, founded in 2000, the world’s leading car sharing network; as well as co-founder of Veniam, founded in 2012, a network company that moves terabytes of data between vehicles and the cloud. In 2019, she co-founded her first nonprofit, NUMO, a global alliance to channel the opportunities presented by new urban mobility technologies to build cities that are sustainable and just. Her book is Peers Inc: How People and Platforms are Inventing the Collaborative Economy and Reinventing Capitalism.

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

Mr. Karp, 82, was with Cineplex Odeon Corporation in various positions from 1986 to 2005, retiring as Chairman and Chief Executive Officer in 2002 and as Chairman Emeritus in 2005. From 1966 to 1986, he practiced law at the law firm of Goodman and Carr LLP, where he was named partner in 1970. Mr. Karp was until recently a Director of Brookfield Real Estate Services Inc., where he also served on the Audit Committee and as the Chair of the Corporate Governance Committee. From 2004 to 2014, Mr. Karp was Chairman of the Board of Directors of IBI Group Inc., as well as Chairman of the Nominating, Governance and Compensation Committee. Mr. Karp is a past director of the Toronto International Film Festival Group, where he served as Chairman of the Board from 1999 to 2007 and served as Chairman of its Corporate Governance Committee from 2007 to 2012. Additionally, Mr. Karp has previously served as director of several other public corporations.

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

Mr. Gissin, 64, has served since 2010 as a managing partner in Helios Energy Investment, a renewable energy investment fund. From 2005 to 2010, Mr. Gissin served as the Chief Executive Officer of BCID Ltd., an investment company focusing on infrastructure development projects in China. From 2000 to 2005, Mr. Gissin served as the Chief Executive Officer of IP Planet Networks Ltd., an Israeli satellite communication operator providing Internet backbone connectivity and solutions to Internet Service Providers. From 1995 to 2000, Mr. Gissin was Vice President, Business Development of Eurocom Communications Ltd., a holding company that controls several telecommunications services, equipment and Internet companies in Israel.

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

Mr. Noss, 60, is our President and Chief Executive Officer and has served in such capacity since the completion of our merger with Tucows Delaware in August 2001. From May 1999 until completion of the merger in August 2001, Mr. Noss served as President and Chief Executive Officer of Tucows Delaware. Before that, from April 1997 to May 1999, Mr. Noss served as Vice President of Corporate Services of Tucows Interactive Ltd., which was acquired by Tucows Delaware in May 1999.

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

Mr. Schwartz, 60, has served as a director of Dorel Industries since 1987 and as Executive Vice President and Chief Financial Officer since 2003. Mr. Schwartz is a graduate of McGill University in Montreal and has a degree in the field of business administration.

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

Brad Burnham, 68, is the co-founder and a current Partner of Union Square Ventures (“USV”), founded in 2003, an early stage venture capital firm in New York. USV has invested in more than 75 Internet services, including, Twitter, Inc., Tumblr, Inc., Etsy, Inc., Indeed, Inc., Zynga Inc., Foursquare Labs, Inc, Duolingo, Inc. and Coinbase, Inc. Prior to USV, Mr. Burnham was a partner at AT&T Ventures, the venture capital arm of AT&T. AT&T Ventures invested in consumer facing Internet services like Audible, telecommunications technology companies such as Argon, Xedia, and Juniper Networks, and Competitive Local Exchange Carriers (CLECs) such as Knology, and Data Local Exchange Carriers (“DLECs”) such as Covad. Prior to joining AT&T Ventures, Mr. Burnham was the founder and CEO of Echo Logic, a software tools company spun out of Bell Laboratories. Earlier in his career, Brad held a number of management positions in sales, marketing and business development at AT&T Computer Systems. He began his career as a sales representative at New York Telephone.  Mr. Burnham also currently serves on the boards of directors of several non-public organizations.

Mr. Burnham has extensive experience in investing in and serving on the boards of numerous internet service companies which qualify him to be a director of Tucows.

Marlene Carl	Director since September 2021

Marlene Carl, 33, became Chief Financial Officer ("CFO") at MEDIQON group AG in 2021, a German publicly traded company focused on entrepreneurial and long-term investments in companies with scalable business models from a variety of sectors including a number of software companies. Prior to joining MEDIQON in 2020, Ms. Carl worked in financing for eight years focusing on digital infrastructure in Europe from FTTH roll-outs in rural areas to data center construction for banks, including Berenberg and NIBC Bank N.V. based in Hamburg, London and Frankfurt.  Ms. Carl holds a Master of Science from Frankfurt School of Finance & Management with focus on Capital Markets.

Ms. Carl’s experience in investment management and infrastructure financing, including FTTH projects, qualify her to be a director of Tucows.

Our directors are elected annually and serve until the election or appointment and qualification of their successors or their earlier death, resignation or removal.

Executive Officers

The required information regarding our executive officers is set forth in Part I, Item 1 hereof under the caption “Executive Officers and Key Employees” and is incorporated herein by reference.

Governance Principles

The governance principles of our Board include the charters of our Audit Committee and our Corporate Governance, Nominating and Compensation Committee. Our governing principles also include our Code of Business Conduct and Ethics which includes specifics for our senior officers, including our Chief Executive Officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Each of these documents can be obtained without charge from our Internet web site at tucows.com. Amendments and waivers of our ethics policy for our senior officers will either be posted on our website or filed with the SEC on a Current Report on Form 8-K.

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

Meetings

Our Board met seven times for regularly scheduled meetings and seven times for special meetings during Fiscal 2022. Our Board also took action by unanimous written consent on four occasions during Fiscal 2022. Each director attended at least 75% of the total number of meetings of the Board during Fiscal 2022.

Executive Sessions of Independent Directors

A majority of the independent directors meet quarterly in executive sessions without members of our management present. Ms. Chase is responsible for chairing the executive sessions.

Policy Regarding Attendance

Directors are expected, but are not required, to attend board meetings, meetings of committees on which they serve, and shareholder meetings, and to spend the time needed and meet as frequently as necessary to discharge their responsibilities properly.  Elliot Noss attended our 2022 annual meeting of shareholders held virtually.  The remainder of the Board were available on request.

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

The Audit Committee held five meetings during Fiscal 2022. Each member of the Audit Committee attended at least 75% of the total number of meetings of the committee during Fiscal 2022. The Audit Committee’s purposes are to:

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

The Corporate Governance, Nominating and Compensation Committee held four meetings during Fiscal 2022. The Corporate Governance, Nominating and Compensation Committee took action by unanimous written consent on one occasion during Fiscal 2022. Each member of the Corporate Governance, Nominating and Compensation Committee attended at least 75% of the total number of meetings of the committee during Fiscal 2022. The Corporate Governance, Nominating and Compensation Committee’s purposes are to:

●	Identify individuals qualified to become board members, consistent with criteria approved by the Board.
●	Select, or recommend that the Board select, the director nominees for election at each annual meeting of stockholders.
●	Oversee the evaluation of the Board and management.
●

Review and approve corporate goals and objectives relevant to the CEO compensation, evaluate the CEO's performance in light of those goals and objectives, and, either as a committee or together with the other independent directors (as directed by the Board), determine and approve the CEO's compensation level based on this evaluation.

●	Review and approve non-CEO Executive compensation including incentive compensation and equity-based compensation.
●	Provide oversight of the Company’s compensation policies and plans and benefits programs, and overall compensation philosophy.
●	Administer the Company’s equity compensation plans for its executive officers and employees and the granting of equity awards pursuant to such plans or outside of such plans; and
●	Cause to be prepared the report of the Corporate Governance, Nominating and Compensation required by the rules and regulations of the SEC.

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

Our executive officers do not play a formal role in determining their compensation. However, our People Team reviews (i) information the Company purchased from Payscales (formerly known as Payfactor) and (ii) published trends for the year from a variety of public sources, and, after consulting with Mr. Noss, our Chief Executive Officer, provides consolidated information outlining management’s recommendation regarding executive officer compensation based on title to the Corporate Governance, Nominating and Compensation Committee. The Corporate Governance, Nominating and Compensation Committee then reviews and discusses the information provided with our CEO and Chief People Officer and then determines the total compensation for each named executive office, as it deems appropriate.

Board Leadership Structure and Responsibilities

Our Board of Directors oversees management’s performance on behalf of our shareholders. Our Board's primary responsibilities are to (1) monitor management’s performance to assess whether we are operating in an effective, efficient and ethical manner to create value for our shareholders, (2) periodically review our long-range plans, business initiatives, capital projects and budget matters and (3) approve compensation for our President and Chief Executive Officer who, with senior management, manages our day-to-day operations.

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

We believe it is beneficial to separate the roles of Chief Executive Officer and Chairperson to facilitate their differing roles in the leadership of our company. The role of the Chairperson includes setting the agenda for, and presiding over, all meetings of our Board of Directors, including executive sessions of independent directors, providing input regarding information sent to our Board of Directors, serving as liaison between the Chief Executive Officer and the independent directors and providing advice and assistance to the Chief Executive Officer. The Chairperson is also a key participant in establishing performance objectives and overseeing the process for the annual evaluation of our Chief Executive Officer’s performance. In addition, under our Bylaws, our Chairperson has the authority to call special meetings of our Board and shareholders. In contrast, our Chief Executive Officer is responsible for handling our day-to-day management and direction, serving as a leader to the management team and formulating corporate strategy.

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

Board Diversity Matrix (As of March 15, 2023)
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

The table below shows all compensation paid to each of our non-employee directors during 2022. Each of the directors listed below served for the entire year.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
(a)	(b)	(d)	(h)
Allen Karp	$54,000	$60,549	$114,549
Brad Burnham	30,000	60,549	90,549
Erez Gissin	42,000	60,549	102,549
Jeffrey Schwartz	61,500	60,549	122,049
Marlene Carl	30,000	60,549	90,549
Robin Chase	64,500	60,549	125,049
	$282,000	$363,295	$645,295

(1)

On September 8, 2022 under the 2006 Plan, our non-employee directors were awarded these automatic formula option grants. Under the 2006 Plan, these options will vest one year after the grant date and carry an exercise price of $44.13. All these options remained outstanding as of December 31, 2022 and have a five-year term. The aggregate grant date fair value of the option grants was calculated in accordance with the FASB Accounting Standards Codification (“ASC”) 718 and based on the Black-Scholes option-pricing model and used the same assumptions that are set forth in “Note 15 – Stock Option Plans” of the Notes to the Consolidated Financial Statements including Part II, Item 8 of this Annual Report.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Philosophy

We recognize that our success depends to a great degree on the integrity, knowledge, imagination, skill, diversity and teamwork of our employees. To this end, attracting and retaining the level of executive talent we need to be successful in accomplishing our mission of providing simple useful services that help people unlock the power of the Internet is a key objective of our executive compensation program. Our executive compensation program is designed to ensure we have the talent we need to maintain our current high-performance standards and grow our business for the future. As such, we aim to provide competitive compensation packages for all our key positions, including our Named Executive Officers (“NEOs”) that are guided by market rates and tailored to account for the specific needs and responsibilities of the particular position as well as the performance and unique qualifications of the individual employee. For Fiscal 2022, our NEO's included Messrs. Noss, Singh, Reilly, Woroch and Fausett.

This Compensation Discussion and Analysis (“CD&A”) provides comprehensive information about our executive compensation program for our Fiscal 2022 NEOs, who are listed below, and provides context for the decisions underlying the compensation reported in the executive compensation tables in this Annual Report. Our NEOs are:

Elliot Noss	President and CEO, Tucows Inc. and Ting
Davinder Singh	Chief Financial Officer (“CFO”)
Justin Reilly	Chief Executive Officer, Wavelo
David Woroch	Chief Executive Officer, Tucows Domains
Bret Fausett	Chief Legal Officer & General Counsel (“General Counsel”)

Our philosophy is to provide a mix of compensation that motivates our executives to achieve our short and long- term performance goals in a market-competitive and fiscally responsible way, which in turn will create value for our shareholders. We achieve our objectives by designing our executive compensation program so that a substantial amount of our NEOs’ compensation is performance-based to ensure the actual compensation paid to our executives is appropriately aligned with our Company’s performance, and shareholder long-term interests. Beginning in Fiscal 2023 to better link individual compensation to Company performance, the Company will determine variable compensation based on a scorecard of organizational targets that are specific to each executive's business segment performance. In addition, we also link individual compensation to Company performance by virtue of the parent company or subsidiary stock options granted by the Company. More specifically, our executive compensation programs are designed to:

•	provide an appropriate mix of fixed and variable compensation to attract, retain and motivate key executives;

•

provide a substantial portion of our executive compensation that is performance-based, on a company or service basis, to support creation of long-term shareholder value, financial growth and operational efficiency without encouraging excessive risk taking;

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
Short-Term Incentive Bonus

Annual variable cash compensation based on the achievement of pre- established annual performance measures, for Fiscal 2022, these were based on parent company Adjusted EBITDA for Compensation and starting Fiscal 2023, these will be based on balanced scorecards for each business which include a mix of performance measures tailored to each business segment

Provides competitive short- term incentive opportunities for our executives to earn annual cash bonuses based on performance objectives that, if attained, can reasonably be expected to (i) promote our business and strategic objectives and (ii) correspond to those paid to similarly-situated and comparably skilled executives at peer companies

• Company performance measures • Service performance measures
Stock Options Grants

Annual long-term equity awards, which can be in our Company ("Company Options") that vest over 4 years or non-recurring options in one or more of our subsidiaries of Wavelo or Ting ("Subsidiary Options") that vest over 3 years

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

Our People Team leadership reviews comparative data derived from market research and publicly available information for each of the NEOs and then recommends compensation levels for all employees to our CEO. The CEO then, after consultation with our People Team, makes recommendations to the Corporate Governance, Nominating and Compensation Committee regarding total compensation for each NEO. The Corporate Governance, Nominating and Compensation Committee reviews and discusses the information and then determines the total compensation for each NEO, as it deems appropriate.

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

In connection with the Corporate Governance, Nominating and Compensation Committee’s annual review process, the Committee approved a new targeted total compensation structure for our NEOs, including an increase to base and incentive bonus compensation.  The Committee approved the increase in compensation in a phased approach with 50% of the increase implemented in 2020 and 50% of the increase implemented in 2021 and 2022, respectively.

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

As a result of the Corporate Governance, Nominating and Compensation Committee's assessment and the re-alignment of Tucows' operating segments in 2022, starting in Fiscal 2023, our annual cash incentive bonuses will be based on a balanced scorecards for each business which include a mix of performance measures tailored to each business segment.

The Corporate Governance, Nominating and Compensation Committee determines the initial level of funding for the annual incentive bonus pools during the annual budgeting process and approves provisional quarterly payments, computed on a pro-rata basis, based on quarterly minimum year-to-date targets for our senior officers, including NEOs, taking into account the Company’s actual performance on a year-to-date basis. In Fiscal 2022, to ensure that our annual target remained the primary consideration, any quarterly payments were subject to a discretionary holdback percentage, which has historically been set at 25%. For Fiscal 2023, semi-annual payments will not be subject to a discretionary holdback percentage of 25%. The future holdback percentage could be adjusted for each semi-annual period should circumstances warrant it. The Corporate Governance, Nominating and Compensation Committee retains the right to interpret, rescind, prescribe, amend or suspend payment under our management incentive compensation plan at any time. Changes made by the Corporate Governance, Nominating and Compensation Committee will however only be on a prospective basis so will not impact any semi-annual rights our NEO’s and senior officers may have up to the date of the change.

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

To further incent our senior management and NEOs to promote our business and strategic objectives; to the extent that the Company’s actual performance exceeds the Company’s targets, which was Adjusted EBITDA in 2022 or each individual business' balanced scorecard for 2023 for compensation goals (“overachievement target”), the Compensation Committee sets aside 30% of the overachievement target in an overachievement pool to reward our senior management, employees and NEOs.

The table below summarizes the 2022 and 2023 incentive bonus opportunities for our NEOs.

Unaudited
	2023		2022
Named Officer	Target incentive Bonus Opportunity(1)	Basis for Target incentive Bonus for 2023	Target incentive Bonus Opportunity(1)	Basis for Target incentive Bonus for 2022
Elliot Noss	$362,858	50% Ting targets, 30% Wavelo targets and 20% Tucows Domains targets	$281,452	100% Consolidated Adjusted EBITDA for Compensation(2)
Davinder Singh	$153,276	50% Ting targets, 15% Wavelo targets and 35% Tucows Domains targets	$137,816	100% Consolidated Adjusted EBITDA for Compensation(2)
Justin Reilly	$347,344	100% Wavelo targets	$361,818	100% Consolidated Adjusted EBITDA for Compensation(2)
David Woroch	$157,064	100% Domain Services targets	$144,308	100% Domain Services targets
Bret Fausett	$158,828	50% Ting targets, 15% Wavelo targets and 35% Tucows Domains targets	$120,578	100% Consolidated Adjusted EBITDA for Compensation (2)

(1)

All dollar amounts below are shown U.S. dollars. Amounts payable in Canadian dollars for 2022 have been converted into U.S. dollars based upon the exchange rate of 1.300 Canadian dollars for each U.S. dollar, the average OANDA exchange rate for 2022 as at December 31, 2022. Amounts payable in Canadian dollars during the 2023 fiscal year have been converted into U.S. dollars based upon the exchange rate of 1.354 Canadian dollars for each U.S. dollar, which represents the year-end exchange rate as at December 31, 2022

.
(2)

Adjusted EBITDA for Compensation excludes depreciation of property and equipment, amortization of intangibles, income tax provision, interest expense, interest income, stock-based compensation, accretion of contingent consideration, asset impairment, loss on the disposal of Ting Mobile customer assets, gains and losses from unrealized foreign currency transactions and infrequently occurring items including acquisition and transition costs. Gains and losses from unrealized foreign currency transactions removes the unrealized effect of the change in the mark-to-market values on outstanding unhedged foreign currency contracts, as well as the unrealized effect from the translation of monetary accounts denominated in non-U.S. dollars to U.S. dollars and infrequently occurring items. Under relevant SEC rule, we are not required to present reconciliation of Adjusted EBITDA for Compensation to GAAP financial measures if Adjusted EBITDA for Compensation is presented in connection with disclosure of target levels in the CD&A.

Our Corporate Governance, Nominating and Compensation Committee met in February 2023 and determined the achievement of the financial objectives applicable under the management incentive compensation plan for 2022 had been partially achieved. As the Company only partially met its Adjusted EBITDA for Compensation targets for the fiscal year ended December 31, 2022, the Corporate Governance, Nominating and Compensation Committee assessed that 80% of the incentive bonuses for all our NEO’s was payable.

In connection with the Corporate Governance, Nominating and Compensation Committee’s annual review process, the Committee also approved a new set of performance goals under our management incentive compensation plan for Fiscal 2023 and decided not to increase the incentive bonus target opportunity for our NEOs.

Overachievement Bonus Program

The Overachievement Bonus Program is designed to further incent our employees, senior management and NEOs to exceed the Company’s Adjusted EBITDA for compensation goals. In assessing our overall performance for Fiscal 2022, the Corporate Governance, Nominating and Compensation Committee deemed that no overachievement bonus should be payable for Fiscal 2022.

Equity-Based Awards

We believe that equity-based awards encourage our NEOs to focus on the long-term performance of our business. Our Board grants equity awards to executives and other employees in order to enable them to participate in the long-term appreciation of our stock price. Additionally, we believe our equity awards provide an important retention tool for our NEOs, as they are subject to multi-year vesting. The equity awards can be Company Options and Subsidiary Options. To date, we have not adopted stock ownership guidelines for our NEOs.

Historically, we have granted equity-based awards in the form of Company Options, including options granted at the commencement of employment and additional awards each year. The size of the initial option grant made to each NEO upon joining our company is primarily based on competitive conditions applicable to the NEO's specific position. For subsequent equity grants to our NEOs, our Corporate Governance, Nominating and Compensation Committee receives input from our CEO and the People Team leadership.

In Fiscal 2022 the Company issued Subsidiary Options for Wavelo in addition to the Company Options. Please see Note 15– Stock Option Plans” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for a detailed description of these plans. In Fiscal 2023 the Company issued Subsidiary Options for Ting. The Company granted Subsidiary Options in Ting to certain NEOs on January 16, 2023. The Ting Equity Compensation Plan (ECP) includes private subsidiary stock which have been established for the benefit of the employees, officers, directors and certain consultants of Ting. The Ting stock options were introduced in order to provide variable compensation that helps retain executives and ensures that our executives' interests are aligned with those stakeholders of the business to grow the long-term value. The maximum number of Ting common units that have been set aside for issuance under the plan is 10 million units, currently there are 100 million common units outstanding. Generally, options issued under the ECP vest over a four-year period and have a term not exceeding ten years. Compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of share-based instrument at the time of the grant and are recognized as expense over the vesting period of the share-based instrument. No Company Option grants have yet been awarded for Fiscal 2023.

In connection with its annual review process, the Corporate Governance, Nominating and Compensation Committee approved, effective June 17, 2022, the following Company Option awards to our NEOs. These options vest in equal installments on each of the first four anniversaries of the grant date, generally subject to the NEO’s continued employment with us. In addition, we granted Subsidiary Options in Wavelo on November 9, 2022.

The following table sets forth the number of Company Options granted and their corresponding aggregate grant date fair value as of  December 31, 2022.

Name	Number of Company Options	Aggregate Grant Date Fair Value (US Dollars)

Elliot Noss	5,000	$73,781
Davinder Singh	5,000	$73,781
Justin Reilly	5,000	$73,781
David Woroch	10,000	$147,561
Bret Fausett	5,000	$73,781

The following table sets forth the number of Wavelo Subsidiary Options granted and their corresponding aggregate grant date fair value as of  December 31, 2022.

Name	Number of Subsidiary Options	Aggregate Grant Date Fair Value (US Dollars)

Elliot Noss	1,000,000	$487,761
Davinder Singh	150,000	$73,164
Justin Reilly	4,500,000	$2,194,926
Bret Fausett	150,000	$73,164

The following table sets forth the number of Ting Subsidiary Options granted and their corresponding aggregate grant date fair value, as of January 16, 2023:

Name	Number of Subsidiary Options	Exercise Price

Elliot Noss	2,000,000	$6.00
Davinder Singh	50,000	$6.00
Bret Fausett	50,000	$6.00

During Fiscal 2022 options exercised and vested for our named executive officers were as follows:

Name	Company options exercised during Fiscal 2022	Company options vested during Fiscal 2022	Subsidiary options exercised during Fiscal 2022	Subsidiary options vested during Fiscal 2022
Elliot Noss	10,000	4,625	-	-
Davinder Singh	7,000	2,938	-	-
Justin Reilly	-	3,813	-	-
David Woroch	5,000	2,688	-	-
Bret Fausett	-	2,657	-	-

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

Submitted by the following members of the Corporate Governance, Nominating and Compensation Committee:

Robin Chase (Chair) Allen Karp Jeffrey Schwartz

Summary Compensation Table

The following Summary Compensation table provides a summary of the compensation earned by our NEOs, including our Chief Executive Officer, our Chief Financial Officer, and our next three most highly compensated executive officers for services rendered in all capacities during 2022. Specific aspects of this compensation are dealt with in further detail in the tables that follow. All dollar amounts below are shown in U.S. dollars. If necessary, amounts that were paid in Canadian dollars during Fiscal 2022 were converted into U.S. dollars based upon the exchange rate of 1.300 Canadian dollars for each U.S. dollar, which represents the average exchange rate for 2022.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
(a)	(b)	(c)	(d)		(f)	(i)	(j)
Elliot Noss	2022	$409,156	$281,452	$—	$73,781	$495,571	$1,259,960
President and Chief Executive Officer of Tucows and Ting	2021	397,112	242,240	—	125,719	8,379	773,450
	2020	359,143	204,713	—	90,315	7,845	662,016

Davinder Singh	2022	269,447	137,816	—	73,781	176,012	657,056
Chief Financial Officer	2021	260,840	112,162	—	125,719	7,182	505,902
	2020	234,511	82,077	—	45,158	6,724	368,470

Justin Reilly (4)	2022	603,031	361,818	—	73,781	2,196,080	3,234,710
Chief Executive Officer, Wavelo	2021	317,128	114,166	—	100,575	1,197	533,066
	2020	291,371	96,152	—	45,158	1121	433,802

David Woroch	2022	282,553	144,308	—	147,561	6,701	581,124
Chief Executive Officer, Tucows Domains	2021	269,165	134,584	—	100,575	7,182	511,506
	2020	246,838	120,950		45,158	6,724	419,670

Bret Fausett	2022	286,436	120,578	—	73,781	73,164	553,959
Chief Legal Officer	2021	274,461	98,806	—	125,719	-	498,985
	2020	254,846	44,100	—	47,880	-	346,826

(1)	Represents bonus earned under our incentive programs during the fiscal years ended December 31, 2022, 2021 and 2020.

Of the 2022 amount, the following amounts were paid in February 2023 (unaudited):

Elliot Noss	$107,611
Davinder Singh	$50,389
Justin Reilly	$233,839
David Woroch	$57,441
Bret Fausett	$45,773

Of the 2021 amount, the following amounts were paid in February 2022 (unaudited):

Elliot Noss	$104,902
Davinder Singh	$48,646
Justin Reilly	$49,233
David Woroch	$59,539
Bret Fausett	$43,403

Of the 2020 amount, the following amounts were paid in February 2021 (unaudited):

Elliot Noss	$89,561
Davinder Singh	$35,909
Justin Reilly	$42,066
David Woroch	$52,916
Bret Fausett	$37,582

(2)

Represents the aggregate grant date fair value of such Company Options, calculated in accordance with FASB ASC 718. Please see “Note 15– Stock Option Plans” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, for a discussion of the assumptions underlying these calculations.

(3)	Amounts reported in this column are comprised of the following items:

Unaudited
		Additional
		Health	Car	One-Time	Subsidiary	All Other
		Spending	Allowance	Payment	Stock Options (4)	Compensation
	Year	Credits ($)	($)	($)	($)	($)
Elliot Noss	2022	$1,154	$6,656	$—	$487,761	$495,571
	2021	1,197	7,182	—	—	8,379
	2020	1,121	6,724	—	—	7,845

Davinder Singh	2022	1,154	5,547	96,147	73,164	176,012
	2021	1,197	5,985	—	—	7,182
	2020	1,121	5,603	—	—	6,724

Justin Reilly	2022	1,154	—	—	2,194,926	2,196,080
	2021	1,197	—	—	—	1,197
	2020	1,121	—	—	—	1,121

David Woroch	2022	1,154	5,547	—	—	6,701
	2021	1,197	5,985	—	—	7,182
	2020	1,121	5,603	—	—	6,724

Bret Fausett	2022	—	—	—	73,164	73,164
	2021	—	—	—	—	—
	2020	—	—	—	—	—

(4)	Represents the aggregate grant date fair value of such Subsidiary Options, calculated in accordance with FASB ASC 718. Please see “Note 15– Stock Option Plans” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, for a discussion of the assumptions underlying these calculations.

Executive Pay Ratio

In August 2015 pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer (‟PEO”). The Company’s PEO is Mr. Noss. The annual total compensation for fiscal year 2022 for our PEO was $1,259,960, and for the median employee was $56,193. The resulting ratio of our PEO’s pay to the pay of our median employee for fiscal year 2022 is 22 to 1.

The measurement was prepared as of December 31, 2022 based on active employees as at that date and total compensation for the annual period then ended. The Company utilized tax records to determine the total annual compensation based on gross employment income for each individual Form W-2 or equivalent for our international subsidiaries. Gross employment income includes salaries, bonus, company medical benefits, car allowance and benefits from exercise of stock-options. We determined the compensation of our median employee (i) by calculating the annual total compensation described above for each of our employees, (ii) ranking the annual total compensation of all employees except for the PEO from lowest to highest and (iii) determining the Median Employee. The Median Employee’s Fiscal 2022 compensation was then determined in a manner consistent with the Summary Compensation Table above and compared to the PEO to derive the ratio.

Grants of Plan-Based Awards

The following table sets forth information concerning Company plan-based awards granted to our NEOs in 2022:

Name	Grant date	All other option awards: Number of shares underlying Company Options	Exercise or base price of Company Option awards	Grant date fair value of option awards (1)
Elliot Noss	6/17/2022	5,000	$41.97	$73,781
Davinder Singh	6/17/2022	5,000	$41.97	$73,781
Justin Reilly	6/17/2022	5,000	$41.97	$73,781
David Woroch	6/17/2022	10,000	$41.97	$147,561
Bret Fausett	6/17/2022	5,000	$41.97	$73,781

(1)

Represents the grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see “Note 15 – Stock Option Plans” of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, for a discussion of the assumptions underlying these calculations.

The following table sets forth information concerning Subsidiary plan-based awards granted to our NEOs in 2022:

Name	Grant date	All other option awards: Number of shares underlying Subsidiary Options	Exercise or base price of Subsidiary Option awards	Grant date fair value of Subsidiary Option awards (1)
Elliot Noss	11/9/2022	1,000,000	$1.27	$487,761
Davinder Singh	11/9/2022	150,000	$1.27	$73,164
Justin Reilly	11/9/2022	4,500,000	$1.27	$2,194,926
Bret Fausett	11/9/2022	150,000	$1.27	$73,164

(1)

Represents the grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see “Note 15 – Stock Option Plans” of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, for a discussion of the assumptions underlying these calculations.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning Company Stock Options held by the named executive officers as of December 31, 2022:

Name	Number of Securities Underlying Unexercised Company Options (#) Exercisable	Number of Securities Underlying Unexercised Company Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Elliot Noss	4,500	—	64.10	6/4/2025
	3,375	1,125	62.12	5/27/2026
	2,250	2,250	60.01	5/27/2027
	1,250	3,750	79.44	5/11/2028
	—	5,000	41.97	6/16/2029
	11,375	12,125

Davinder Singh	2,000	—	55.65	7/23/2024
	2,250	—	64.10	6/4/2025
	1,687	563	62.12	5/27/2026
	1,125	1,125	60.01	5/27/2027
	1,250	3,750	79.44	5/11/2028
	—	5,000	41.97	6/16/2029
	8,312	10,438

Justin Reilly	4,500	2,250	55.19	9/15/2026
	1,125	1,125	60.01	5/27/2027
	1,000	3,000	79.44	5/11/2028
	—	5,000	41.97	6/16/2029
	6,625	11,375

David Woroch	2,250	-	64.10	6/4/2025
	1,687	563	62.12	5/27/2026
	1,125	1,125	60.01	5/27/2027
	1,000	3,000	79.44	5/11/2028
	—	10,000	41.97	6/16/2029
	6,062	14,688

Bret Fausett	10,000	—	53.20	9/4/2024
	1,125	—	64.10	6/4/2025
	1,687	563	62.12	5/27/2026
	1,125	1,125	60.01	5/27/2027
	1,250	3,750	79.44	5/11/2028
	—	5,000	41.97	6/16/2029
	15,187	10,438

The stock options grants listed in the above table were issued under our 2006 Plan.

Under the 2006 Plan, these options primarily vest over a period of four years and have a 7-year term. These options are not exercisable for one year after the grant. Thereafter they become exercisable at the rate of 25% per annum, becoming fully exercisable after the fourth year.

The following table sets forth information concerning subsidiary stock options held by the named executive officers as of December 31, 2022:

Name	Number of Securities Underlying Unexercised Subsidiary Options (#) Exercisable	Number of Securities Underlying Unexercised Subsidiary Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Elliot Noss	—	1,000,000	1.27	11/8/2029
	—	1,000,000

Davinder Singh	—	150,000	1.27	11/8/2029
	—	150,000

Justin Reilly	—	4,500,000	1.27	11/8/2029
	—	4,500,000

Bret Fausett	—	150,000	1.27	11/8/2029
	—	150,000

The stock option grants listed in the above table were issued under the Wavelo, Inc. 2022 Equity Compensation Plan ("Wavelo ECP") adopted in 2022.

Under the Wavelo ECP, these options primarily vest over a period of three years and have a 7-year term. For the initial grants under the plan, the first 25% became exercisable within three months and vesting ratably monthly thereafter, after the third year.

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

Unaudited
Elliot Noss (1)	Termination	Change in
2022	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)	$910,796	$2,910,796
Bonus Plan (3)	626,520	626,520
Acceleration of Unvested Equity Awards (4)	—	—

Benefits (5)
Car Allowance	13,312	13,312
Healthcare Flexible Spending Account	2,308	2,308

	$1,552,936	$3,552,936

Unaudited
Davinder Singh (1)		Termination	Change in
	2022	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)		290,299	—
Bonus Plan (3)		148,482	—
Acceleration of Unvested Equity Awards (4)		-	—

Benefits (5)
Car Allowance		5,547	—
Healthcare Flexible Spending Account		1,154	—

		$445,482	$—

Unaudited
Bret Fausett (1)		Termination	Change in
	2022	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)		$291,184	$—
Bonus Plan (3)		122,577	—
Acceleration of Unvested Equity Awards (4)		-	-

Benefits (5)
Car Allowance		—	—
Healthcare Flexible Spending Account		—	—

		$413,761	$—

Unaudited
Justin Reilly (1)	Termination	Change in
	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)	$452,273	$—
Bonus Plan (3)	271,364	—
Acceleration of Unvested Equity Awards (4)	-	—

Benefits (5)
Car Allowance	—	—
Healthcare Flexible Spending Account	865	—

	$724,502	$—

Unaudited
David Woroch (1)	Termination	Change in
	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)	$594,945	$—
Bonus Plan (3)	303,857	—
Acceleration of Unvested Equity Awards (4)	-	—

Benefits (5)
Car Allowance	11,094	—
Healthcare Flexible Spending Account	2,308	—

	$912,204	$-

(1)	For the purpose of the table we assumed an annual base salary at the executive’s level as of December 31, 2022.
(2)

Severance for Mr. Noss is compensation for one year plus one-month additional compensation for each completed year of service.  Total compensation is capped at 24 months. For Messrs. Singh, Fausett, Reilly and Woroch, severance compensation is for six months plus one-month additional compensation for each completed year of service. Total compensation is capped at 24 months.

(3)	For the purpose of the table we assumed that the annual incentive bonus target as of December 31, 2022 had been achieved and that no overachievement bonus or special bonuses would be payable.
(4)

For purposes of the above table, we have assumed that if we terminate Mr. Noss without cause all his unvested options vest automatically and that for Messrs. Singh, Fausett, Reilly and Woroch, their options continue to vest through any severance period. On a change in control we have assumed that all unvested options for Mr. Noss vest automatically and that for Messrs. Singh, Fausett, Reilly and Woroch, their options continue to vest through and until the end of any severance period. Amounts disclosed in this table equal the closing market value of our common stock as of December 31, 2022, minus the exercise price, multiplied by the number of unvested shares of our common stock that would vest. The closing market value of our common stock on December 31, 2022 was $33.92.

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

Compensation Committee Interlocks and Insider Participation

The members of the Corporate Governance, Nominating and Compensation Committee of our Board during 2022 were Ms. Chase (Chair), Messrs. Karp and Schwartz. To ensure that our compensation policies are administered in an objective manner, our Corporate Governance, Nominating and Compensation Committee is comprised entirely of independent directors. None of the members of our Corporate Governance, Nominating and Compensation Committee has ever been an officer or employee of the Company or its subsidiaries. None of our executive officers serves as a member of the Board or compensation committee of any entity that has one or more executive officers on our Board or Corporate Governance, Nominating and Compensation Committee.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock, as of March 15, 2023, by each of our directors and NEOs, as well as by all of our directors and executive officers as a group. The information on beneficial ownership in the table and related footnotes is based upon data furnished to us by, or on behalf of, the persons referred to in the table. Unless otherwise indicated in the footnotes to the table, each person named has sole voting power and sole investment power with respect to the shares included in the table.

Unaudited
	Beneficial Ownership of Company Stock
Name	Company Stock Beneficially Owned Excluding Options		Company Stock Options Exercisable within 60 Days of March 15, 2023		Total Common Stock Beneficially Owned	Percent of Class(1)
Elliot Noss	705,603	(2)	12,625		718,228	6.6%
96 Mowat Avenue Toronto, Ontario, Canada
Davinder Singh	7,000		9,562		16,562	*
Justin Reilly	-		7,625		7,625	*
David Woroch	124,856	(3)	7,062		131,918	1.2%
Bret Fausett	30,000		16,437		46,437	*
Robin Chase	16,672		15,000		31,672	*
Erez Gissin	17,887		15,000		32,887	*
Jeffrey Schwartz	12,375		15,000		27,375	*
Brad Burnham	26,112	(5)	7,500		33,612	*
Allen Karp	18,014	(4)	15,000	(6)	33,014	*
Marlene Carl	18		4,375		4,393	*
All directors and executive officers as a group (12 persons)	1,010,669		187,493		1,198,162	11.1%

*	Less than 1%.

(1)	Based on 10,829,711 shares outstanding as of March 13, 2023, and stock options exercisable within 60 days of March 15, 2023.

(2)

Includes an aggregate of 122,309 shares of common stock that are held in Mr. Noss’s RRSP accounts. Includes 1,639 shares of common stock that are held in Mr. Noss’s TFSA account. Includes 38,968 shares of common stock that are held in Mr. Noss’s former spouses name, over which he has voting power only, pursuant to a separation agreement of 2013.Includes 514,951 shares of Common Stock that are subject to a loan and pledge arrangement entered into by Mr. Noss in order to satisfy the required Canadian taxes and exercise price due in connection with the exercise of expiring options.

(3)	Includes 54,984 shares of common stock that are held in Mr. Woroch’s RRSP account and 10,750 shares of common stock held in his wife’s RRSP account.

(4)	Includes3,000 shares of common stock that are held directly by Mr. Karp’s wife.

Share Ownership of Certain Beneficial Owners

The following table sets forth information with respect to each shareholder known to us to be the beneficial owner of more than 5% of our outstanding common stock as of March 15, 2023 except for Mr. Noss, whose beneficial ownership of shares is described in the table above.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)

Investmentaktiengesellschaft fuer langfristige Invetoren TGV	1,787,539	(2)	16.5%
Ruengsdorfer Str. 2e
53173 Bonn, Germany

Edgepoint Investment Group, Inc.	1,666,019	(3)	15.4%
150 Bloor Street West, Suite 500
Toronto, Ontario, Canada, M5S 2X9

Blacksheep Fund Management Limited	981,230	(4)	9.1%
Rock House, Main Street, Blackrock, Co
Dublin, Ireland A94 YY39

BlackRock, Inc.	668,308	(5)	6.2%
55 East 52nd Street
New York, NY 10055

The Vanguard Group	615,568	(6)	5.7%
100 Vanguard Blvd.

(1)	Based on 10,829,711 shares outstanding as of March 13, 2023.

(2)

Investmentaktiengesellschaft fuer langfristige Invetoren TGV had sole dispositive power and sole voting power over 1,787,539 shares of common stock, and shared dispositive power and shared voting power over zero shares of common stock. This information is based solely on a review of a Schedule 13G filed with the SEC on January 30, 2023 by Investmentaktiengesellschaft fuer langfristige Invetoren TGV and SEDI filings on March 1, 2023 by Investmentaktiengesellschaft für langfristige Investoren TGV.

(3)

Edgepoint Investment Group, Inc. had sole dispositive power and sole voting power over 1,507,750 shares of common stock, and shared dispositive and shared voting power over 158,269 shares of common stock. This information is based solely on a review of a Schedule 13G filed with the SEC on February 13, 2023 by Edgepoint Investment Group, Inc.

(4)

Blacksheep Fund Management Limited had sole dispositive power and sole voting power over zero shares shares of common stock, and both shared dispositive power and shared voting power of 981,230 shares of common stock. This information is based solely on a review of a Schedule 13D/A filed with the SEC on February 7, 2023 by Blacksheep Fund Management Limited.

(5)

Blackrock Inc. had sole dispositive power and sole voting power over zero and 668,308, and 657,245 shares of common stock, respectively, and shared dispositive power and shared voting power over zero shares of common stock. This information is based solely on a review of a Schedule 13G filed with the SEC on February 1, 2023 by Blackrock Inc.

(6)

The Vanguard Group has sole dispositive power and sole voting power over 590,034 and zero shares of common stock, respectively, and shared dispositive power and shared voting power over 25,534 and 16,958 shares of common stock respectively. This information is based solely on a review of a Schedule 13G filed with the SEC on February 9, 2023 by The Vanguard Group.

Equity Compensation Plan Information

 The following table provides information for our Company equity compensation plans as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding Company Options, warrants and rights (#)	Weighted average exercise price of outstanding Company Options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2006 Equity Compensation Plan	1,036,148	$62.74	1,119,606
Equity compensation plans not approved by security holders	—	—	—
Total	1,036,148	$62.74	1,119,606

 The following table provides information for our Wavelo equity compensation plans as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding Subsidiary Options, warrants and rights (#)	Weighted average exercise price of outstanding Subsidiary Options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2022 Wavelo Equity Compensation Plan	15,975,528	$1.27	4,024,472
Equity compensation plans not approved by security holders	—	—	—
Total	15,975,528	$1.27	4,024,472

The following table provides information for our Ting equity compensation plans as of January 16, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding Subsidiary Options, warrants and rights (#)	Weighted average exercise price of outstanding Subsidiary Options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2023 Ting Equity Compensation Plan	7,245,000	$6.00	2,755,000
Equity compensation plans not approved by security holders	—	—	—
Total	7,245,000	$6.00	2,755,000

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

Director Independence

Our Board has determined that each of Messrs. Karp, Gissin, Schwarz and Burnham, Ms. Chase and Ms. Carl are independent directors, as prescribed by the listing standards of the NASDAQ Capital Market. In this Annual Report, each of these six directors are referred to individually as an “independent director” and collectively as the “independent directors”. In addition, our Board has determined that each member of our Audit Committee satisfies the applicable audit committee independence standards as prescribed by the listing standards of the NASDAQ Capital Market and Rule 10A-3 under the Exchange Act, and that each member of our Corporate Governance, Nomination and Compensation Committee satisfies the applicable compensation committee member independence standards as prescribed by the listing standards of the NASDAQ Capital Market and Rule 10C-1 under the Exchange Act.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of KPMG LLP for the years ended December 31, 2022 and 2021 are set forth below:

	2022 Fees	2021 Fees
Audit Fees (1)	$789,000	$633,000
Tax Fees (2)	74,000	59,000
All Other Fees (3)	32,000	59,000
Total Fees	$895,000	$751,000

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

10.2*

Employment Agreement, dated as of January 22, 2003, by and between Tucows.com Co. and Elliot Noss (Incorporated by reference to Exhibit 10.3 filed with Tucows’ Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 28, 2003).

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

10.5

Third Lease Extension and Amending Agreement, dated as of January 1, 2019, by and between 707921 Ontario Limited and Tucows (Delaware) Inc. and Tucows.com Co., (Incorporated by reference to Exhibit 10.5 filed with Tucows’ Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 4, 2020).

10.6*

Description of Tucows Fiscal 2004 At Risk Compensation Plan (Incorporated by reference to Exhibit 10.9 filed with Tucows’ Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).

10.7	Amended and Restated Senior Secured Credit Agreement, dated as of June 14, 2019, by and among Tucows.com Co., Ting Fiber, Inc., Ting, Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, as Borrowers, Tucows, Inc., as parent, Royal Bank of Canada, as Administrative Agent, and Royal Bank of Canada, Bank of Montreal, Bank of Nova Scotia, HSBC Bank Canada and Canadian Imperial Bank of Commerce, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on June 18, 2019).

Exhibit No.	Description

10.8	Amending Agreement No. 1, dated as of November 27, 2019, to the Amended and Restated Senior Secured Credit Agreement, dated as of June 14, 2019 (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on December 4, 2019).

10.9	Second Amended and Restated Senior Secured Credit Agreement, dated as of October 26, 2021, by and among Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows' Current Report on Form 8-K, as filed with the SEC on November 18, 2021).

10.10	Asset Purchase Agreement, dated as of August 1, 2020, by and between Tucows Inc., and DISH WIRELESS L.L.C. (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Quarterly Report on Form 10-Q on November 5, 2020).

10.11	Mobile Virtual Network Enabler (“MVNE”) Master Services Agreement, dated as of August 1, 2020, by and between Ting Inc., and DISH WIRELESS L.L.C (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Quarterly Report on Form 10-Q on November 5, 2020).

10.12	Third Amended and Restated Senior Secured Credit Agreement, dated as of August 8, 2022, by and among Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, Wavelo Inc., as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders (Incorporated by reference to Exhibit 10.3 filed with Tucows Quarterly Report on Form 10-Q on November 3, 2022).

10.13	Amending Agreement No. 1 to the Third Amended and Restated Senior Secured Credit Agreement, dated as of November 2, 2022, by and among Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, Wavelo, Inc. as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders.

10.14	Amending Agreement No. 2 to the Third Amended and Restated Senior Secured Credit Agreement, dated as of March 14, 2023, by and among Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, Wavelo, Inc. as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders.

10.15	Series A Preferred Unit Purchase Agreement, dated as of August 8, 2022, by and among Ting Fiber, LLC, a Delaware limited liability company and Generate TF Holdings, LLC (Incorporated by Reference to Exhibit 10.4 filed with Tucows' Quarterly Report on Form 10-Q on November 3, 2022).

10.16	Wavelo, Inc. 2022 Equity Compensation Plan (September 23, 2022)

10.17	Ting Fiber, LLC 2022 Equity Compensation Plan (December 15, 2022)

21.1#	Subsidiaries of Tucows Inc.

23.1#	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1#	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2#	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1†	Chief Executive Officer’s Section 1350 Certification.

32.2†	Chief Financial Officer’s Section 1350 Certification.

101.INS#	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH#	Inline XBRL Taxonomy Extension Schema

101.CAL#	Inline XBRL Taxonomy Extension Calculation

101.DEF#	Inline XBRL Taxonomy Extension Definition

101.LAB#	Inline XBRL Taxonomy Extension Labels

101.PRE#	Inline XBRL Taxonomy Extension Presentation

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

*	Management or compensatory contract.
#	Filed herewith.
†	Furnished herewith.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Tucows Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Tucows, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Tucows Inc.’s (and subsidiaries’) (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes  (collectively, the consolidated financial statements, and our report dated March 15, 2023  expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the operation of internal controls over the capitalization of certain costs has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 15, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Tucows, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tucows, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes  (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of sufficiency of audit evidence over revenue

As discussed in Note 10 to the consolidated financial statements, the Company’s revenues are derived from (a) the provisioning of retail fiber internet services, through Ting, (b) the CSP solutions and professional services through Wavelo; and from (c) domain name registration contracts, other domain related value-added services, domain sale contracts, and other advertising revenue through Tucows Domains Services. The Company earned $321,142 thousand in revenues for the year ended December 31, 2022, of which $243,158 thousand were generated in the Tucows Domains segment, $42,425 thousand in the Ting Segment, $24,344 thousand in the Wavelo segment and $11,215 thousand in Tucows Corporate segment.

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

/s/ KPMG LLP
Chartered Professional Accountants, Licensed Public Accountants
We have served as the Company’s auditor since 2001.
Vaughan, Canada
March 15, 2023

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

	December 31,	December 31,
	2022	2021

Assets

Current assets:
Cash and cash equivalents	$23,496	$9,105
Accounts receivable, net of allowance for doubtful accounts of $693 as of December 31, 2022 and $541 as of December 31, 2021	18,404	14,579
Contract asset, current portion	5,159	778
Inventory	7,284	3,277
Prepaid expenses and deposits	17,005	20,986
Derivative instrument asset, current portion (note 7)	1,903	299
Deferred costs of fulfillment, current portion (note 11 (b))	94,198	94,506
Income taxes recoverable	2,471	3,474
Total current assets	169,920	147,004

Contract asset, long-term portion (note 10)	2,328	-
Deferred costs of fulfillment, long-term portion (note 11(b))	16,476	18,205
Derivative instrument asset, long-term portion (note 7)	-	278
Investments	2,012	2,012
Deferred tax asset	-	22
Property and equipment (note 4)	281,495	172,662
Right of use operating lease asset	20,489	17,515
Contract costs	1,827	1,079
Intangible assets (note 5)	39,790	50,409
Goodwill (note 5)	130,410	130,410
Total assets	$664,747	$539,596

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$17,171	$10,016
Accrued liabilities	22,653	15,240
Customer deposits	15,783	16,974
Derivative instrument liability, current portion (note 7)	389	125
Operating lease liability, current portion (note 12)	4,642	3,150
Deferred revenue, current portion (note 10)	122,894	124,116
Accreditation fees payable, current portion	809	882
Income taxes payable	2,248	102
Other current liabilities	1,600	3,078
Total current liabilities	188,189	173,683

Deferred revenue, long-term portion (note 10)	22,237	23,677
Accreditation fees payable, long-term portion	142	170
Operating lease liability, long-term portion (note 12)	12,438	11,853
Loan payable, long-term portion (note 8)	238,930	190,748
Redeemable preferred shares (note 13)	90,434	-
Other long-term liability (note 3 (a))	-	1,804
Deferred tax liability (note 9)	15,720	22,569

Stockholders' equity (note 14)
Common stock - no par value, 250,000,000 shares authorized; 10,817,110 shares issued and outstanding as of December 31, 2022 and 10,747,417 shares issued and outstanding as of December 31, 2021	31,868	28,515
Additional paid-in capital	8,106	2,764
Retained earnings	55,899	83,470
Accumulated other comprehensive income (loss) (note 7)	784	343
Total stockholders' equity	96,657	115,092
Total liabilities and stockholders' equity	$664,747	$539,596

Commitments and contingencies (note 19)

Subsequent events (note 21)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Comprehensive Income

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

	Year ended December 31,
	2022	2021	2020

Net revenues (note 10)	$321,142	$304,337	$311,202

Cost of revenues (note 10)
Cost of revenues	196,268	193,039	200,401
Network expenses	17,433	14,769	10,194
Depreciation of property and equipment (note 4)	27,589	17,452	12,144
Amortization of intangible assets (note 5)	1,512	583	1,340
Impairment of property and equipment (note 4)	92	201	1,638
Total cost of revenues	242,894	226,044	225,717

Gross profit	78,248	78,293	85,485

Expenses:
Sales and marketing	53,937	39,471	34,274
Technical operations and development	14,187	14,310	12,427
General and administrative	30,845	22,370	20,268
Depreciation of property and equipment (note 4)	598	534	488
Loss (gain) on disposition of property and equipment	461	234	(17)
Amortization of intangible assets (note 5)	9,882	9,424	10,080
Impairment of definite life intangible assets (note 5)	-	-	1,431
Gain on currency forward contracts (note 7)	-	(277)	(383)
Total expenses	109,910	86,066	78,568

Income from operations	(31,662)	(7,773)	6,917

Other income (expenses):
Interest expense, net	(14,456)	(4,617)	(3,611)
Income earned on sale of transferred assets, net (note 17)	18,507	20,030	7,612
Other expense, net	(177)	(370)	(158)
Total other income (expenses)	3,874	15,043	3,843

Income before provision for income taxes	(27,788)	7,270	10,760

Provision for income taxes (note 9)	(217)	3,906	4,985

Net income (loss) for the period	(27,571)	3,364	5,775

Other comprehensive income, net of tax
Unrealized income (loss) on hedging activities (note 7)	418	572	1,653
Net amount reclassified to earnings (note 7)	23	(2,565)	210
Other comprehensive income (loss) net of tax expense (recovery) of $141, ($595) and $550 for the years ended December 31, 2022, 2021 and 2020 (note 7)	441	(1,993)	1,863

Comprehensive income (loss), net of tax for the period	$(27,130)	$1,371	$7,638

Basic earnings per common share (note 18)	$(2.56)	$0.32	$0.55

Shares used in computing basic earnings per common share (note 18)	10,769,280	10,662,337	10,590,684

Diluted earnings per common share (note 18)	$(2.56)	$0.31	$0.54

Shares used in computing diluted earnings per common share (note 18)	10,769,280	10,817,468	10,692,281
See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Stockholders’ Equity

(Dollar amounts in thousands of U.S. dollars)

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained	comprehensive	stockholders'
	Number	Amount	capital	earnings	income (loss)	equity

Balances, December 31, 2019	10,585,159	16,633	880	76,208	473	94,194

Exercise of stock options	113,132	2,290	(1,305)	-	-	985
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(48,013)	-	(556)	-	-	(556)
Repurchase and retirement of shares (note 14(a))	(70,238)	(125)	(1,279)	(1,877)	-	(3,281)
Acquisition of Cedar Networks (note 3 (a))	32,374	2,000	-	-	-	2,000
Stock-based compensation (note 15)	-	-	3,718	-	-	3,718
Net income	-	-	-	5,775	-	5,775
Other comprehensive income (loss) (note 7)	-	-	-	-	1,863	1,863
Balances, December 31, 2020	10,612,414	20,798	1,458	80,106	2,336	104,698

Exercise of stock options	180,827	7,588	(2,770)	-	-	4,818
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(45,824)	-	(387)	-	-	(387)
Stock-based compensation (note 15)	-	129	4,463	-	-	4,592
Net income	-	-	-	3,364	-	3,364
Other comprehensive income (loss) (note 7)	-	-	-	-	(1,993)	(1,993)
Balances, December 31, 2021	10,747,417	28,515	2,764	83,470	343	115,092

Exercise of stock options	40,459	1,593	(497)			1,096
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(3,053)					-
Stock-based compensation (note 15)	32,287	1,760	5,839			7,599
Net income				(27,571)		(27,571)
Other comprehensive income (loss) (note 7)					441	441
Balances, December 31, 2022	10,817,110	31,868	8,106	55,899	784	96,657

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

	Year ended December 31,
	2022	2021	2020
Cash provided by:
Operating activities:
Net income (loss) for the period	$(27,571)	$3,364	$5,775
Items not involving cash:
Depreciation of property and equipment	28,187	17,986	12,632
Impairment of property and equipment	92	201	1,638
Amortization of debt discount and issuance costs	685	300	269
Amortization of intangible assets	11,394	10,007	11,420
Net amortization contract costs	(748)	(717)	106
Accretion of contingent consideration	248	383	344
Other	-	-	223
Impairment of definite life intangible asset	-	-	1,431
Deferred income taxes (recovery)	(6,981)	(1,328)	(3,939)
Excess tax benefits on share-based compensation expense	(193)	(1,554)	(861)
Net Right of use operating assets/Operating lease liability	(897)	(2,204)	205
Loss on disposal of domain names	7	1	17
Accretion of redeemable preferred shares	3,896	-	-
Loss (gain) on change in the fair value of forward contracts	281	606	(500)
Amortization of discontinued cash flow hedge from Accumulated other income	(761)	-	-
Write-down on disposal of Ting Mobile customer assets and contract costs	-	-	3,513
Stock-based compensation	7,599	4,592	3,718
Remeasurement of contingent consideration	(400)	-	-
Change in non-cash operating working capital:
Accounts receivable	(3,825)	1,586	(281)
Contract assets	(6,709)	(778)	-
Inventory	(4,007)	(787)	945
Prepaid expenses and deposits	3,981	(3,974)	(3,459)
Deferred costs of fulfillment	2,037	(1,645)	(1,899)
Income taxes recoverable	3,355	(1,394)	908
Accounts payable	6,754	4,068	(902)
Accrued liabilities	7,411	4,857	376
Customer deposits	(1,191)	645	1,493
Deferred revenue	(2,667)	(4,495)	2,942
Accreditation fees payable	(101)	(83)	(33)
Net cash provided by (used in) operating activities	19,876	29,637	36,081
Financing activities:
Proceeds received on exercise of stock options	1,096	4,818	985
Proceeds from redeemable preferred shares	87,500	-	-
Deferred Preferred Financing Costs	(1,016)	-	-
Payment of tax obligations resulting from net exercise of stock options	-	(387)	(556)
Repurchase of common stock	-	-	(3,281)
Proceeds received on loan payable	48,300	69,000	8,000
Payment of loan payable costs	(748)	(296)	(32)
Contingent consideration for acquisitions	(3,125)	-	-
Net cash (used in) provided by financing activities	132,007	73,135	5,116
Investing activities:
Additions to property and equipment	(136,710)	(73,175)	(44,437)
Proceeds on disposal of property and equipment	-	510	-
Acquisition of Cedar Holdings Group, net of cash of $66 (note 3(a))	-	-	(8,770)
Acquisition of Uniregistry, (note 3(b))	-	(2,499)	-
Acquisition of Simply Bits, net of cash of $801 (note 3(c))	-	(24,028)	-
Acquisition of other intangible assets	(782)	(774)	(72)
Investment in securities	-	(2,012)	-
Net cash used in investing activities	(137,492)	(101,978)	(53,279)
Increase (decrease) in cash and cash equivalents	14,391	794	(12,082)
Cash and cash equivalents, beginning of period	9,105	8,311	20,393
Cash and cash equivalents, end of period	$23,496	$9,105	$8,311
Supplemental cash flow information:
Interest paid	$10,289	$4,485	$3,573
Income taxes paid, net	$3,883	$8,828	$8,926
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$501	$99	$1,129
Fair value of shares issued for acquisition of Cedar Holdings Group	$-	$-	$2,000
Fair value of contingent consideration for acquisition of Cedar Holdings Group	$-	$-	$3,072

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

(b) Use of estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its judgements and estimates, including those related to the allocation of MONOS platform service consideration between multiple performance obligations, the recoverability of goodwill and intangible assets which requires judgement over qualitative indicators of impairment and loss contingencies. For acquired customer relationships, the Company estimates the fair value based on the income approach.  The income approach is a valuation technique that calculates the fair value of an intangible asset based on the present value of future cash flows expected to be generated over the remaining useful life of the asset.  This valuation involves significant subjectivity and estimation uncertainty, including assumptions related to future revenues attributable to acquired customer relationships, attrition rates and discount rates. Management bases its estimates on historical experience, available market information as applicable, and on various other assumptions that are believed to be reasonable under the circumstances at the time they are made. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

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

The fair value of the forward exchange contracts is determined using an estimated credit adjusted mark-to-market valuation which takes into consideration the Company's and the counterparty's credit risk. The valuation technique used to measure the fair values of the derivative instruments is a discounted cash flow technique, with all significant inputs derived from or corroborated by observable market data, as no quoted market prices exist for the derivative instruments. The discounted cash flow techniques use observable market inputs, such as foreign currency spot, SOFR rates, forward currency and interest rates.

(g) Goodwill and Other Intangible assets

Goodwill

Goodwill represents the excess of purchase price over the fair values assigned to the net assets acquired in business combinations. The Company does not amortize goodwill. Impairment testing for goodwill is performed annually in the fourth quarter of each year or more frequently if impairment indicators are present. Impairment testing is performed at the operating segment level. The Company has determined that it has three operating segments, Ting, Wavelo and Tucows Domains .

The Company performs a qualitative assessment to determine whether there are events or circumstances which would lead to a determination that it is more likely than not that goodwill has been impaired. If, after this qualitative assessment, the Company determines that it is not more likely than not that goodwill has been impaired, then no further quantitative testing is necessary. In performance of the qualitative test, an evaluation is made of the impact of various factors to the expected future cash flows attributable to its operating segments and to the assumed discount rate which would be used to present value those cash flows. Consideration is given to factors such as macro-economic, industry and market conditions including the capital markets, the competitive environment, in addition to other internal factors including changes to our market capitalization, cash inflows, obligations and access to capital of our segments . In the event that the qualitative tests indicate that there may be impairment, quantitative impairment testing is required.

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

(k) Contract Modifications

Contracts may be amended to account for changes in contract specifications and requirements. Contract modifications exist when the amendment either creates new, or changes existing, enforceable rights and obligations. When contract modifications create new performance obligations and the increase in consideration approximates the standalone selling price for services related to such new performance obligations as adjusted for specific facts and circumstances of the contract, the modification is considered to be a separate contract. If a contract modification is not accounted for as a separate contract, the Company accounts for the promised services not yet transferred at the date of the contract modification (the remaining promised services) prospectively, as if it were a termination of the existing contract and the creation of a new contract, if the remaining services are distinct from the services transferred on or before the date of the contract modification. The Company accounts for a contract modification as if it were a part of the existing contract if the remaining services are not distinct and, therefore, form part of a single performance obligation that is partially satisfied at the date of the contract modification. In such case the effect that the contract modification has on the transaction price, and on the entity’s measure of progress toward complete satisfaction of the performance obligation, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) at the date of the contract modification (the adjustment to revenue is made on a cumulative catch-up basis).

(l) Leases

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

(m) Accreditation fees payable

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

(o) Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the year that includes the enactment date. A valuation allowance is recorded if it is not likely that a deferred tax asset will be realized.

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

(p) Redeemable preferred shares

See "Note 13 - Redeemable preferred shares" for the description and treatment of the Company's Series A Preferred Unit Purchase Agreement.

(q) Stock-based compensation

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest, reduced for estimated forfeitures. The Company recognizes stock based compensation for both public company stock and private subsidiary stock - see "Note 15. Stock Option Plans."

(r) Earnings per common share

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

(s) Concentration of credit risk

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

(t) Fair value measurement

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

(u) Investments

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

(v) Segment reporting

The Company operates in three operating segments, Ting, Wavelo and Tucows Domains. No operating segments have been aggregated to determine our reportable segments.

Our reportable operating segments and their principal activities consist of the following:

Ting	This segment derives revenue from the retail high speed Internet access to individuals and small businesses primarily through the Ting website. Revenues are generated in the United States
Wavelo	This segment derives revenue from platform and other professional services related to communication service providers, including Mobile Network Operators and Internet Service Providers, and are primarily generated in the United States.
Tucows Domains	This segment includes wholesale and retail domain name registration services and value added services. The Company primarily earns revenues from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations; the sale of retail Internet domain name registration and email services to individuals and small businesses. Domain Services revenues are attributed to the country in which the contract originates, primarily Canada and the United States.

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

(w)     Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

None.

Recent Accounting Pronouncements Not Yet Adopted

None.

3. Acquisitions:

(a)	Cedar

In the fourth quarter of 2019, the Company entered into a Stock Purchase Agreement to purchase all of the issued and outstanding shares of Cedar Holdings Group, Incorporated (“Cedar”), a fiber Internet provider business based in Durango, Colorado.  The transaction closed on  January 1, 2020, following receipt of all regulatory approvals.  The purchase price was $14.1 million, less a purchase price adjustment of approximately $0.2 million relating to a working capital deficit and the estimated fair value of contingent consideration, for net purchase consideration of $13.9 million. In addition to $9.0 million cash consideration due at closing, the Company also issued 32,374 ($2.0 million) of Tucows Inc. shares with a two-year restriction period at closing.  Included in the agreement was contingent consideration totaling up to $4.0 million, with was due on the 24th and 36th month anniversaries of the closing of the transaction dependent upon the achievement of certain milestones as defined in the Share Purchase Agreement. In December of 2022, the Company notified the seller that pursuant to the agreement it would withhold $0.4 million from the final payment to indemnify the Company against tax liabilities related to periods prior to the closing date. The fair value of the contingent consideration was determined to be $3.1 million using a discount rate of 11.2%. On January 3, 2023, the Company paid $1.6 million in relation to the 36th month anniversary contingent payment.

The amortization period for the customer relationships and network rights are 7 and 15 years, respectively.

(b)	Uniregistry

On  October 1, 2021, the Company acquired the domain registry related assets of UNR Corp., UNR Inc. and Uni Naming and Registry Ltd. (each a seller and collectively "UNR"). The purchase price was $3.0 million, less a purchase price adjustment of approximately $0.5 million relating to a working capital deficit, for net purchase consideration of $2.5 million.

Cash Consideration, including working capital adjustment	$2,499
Total purchase price	2,499

Accounts Receivables, net	538
Other current assets	23
Technology	3,039
Total identifiable assets	3,600
Accounts payable and accrued labilities	1,101
Total liabilities assumed	1,101
Total net assets (liabilities) assumed	2,499
Total goodwill	$-

The technology assets acquired are amortized over periods of 5 - 7 years.

(c)	Simply Bits

On November 8, 2021, the Company acquired 100% of Simply Bits, LLC via an Agreement and Plan of Merger with one of our wholly owned subsidiaries. The purchase price was $25.0 million, plus a purchase price adjustment of approximately $0.8 million relating to a working capital surplus and the estimated fair value of contingent consideration, for net purchase consideration of $25.8 million. Included in the agreement was contingent consideration totaled up to $1.0 million, which was due 60 days from December 31, 2021 and was paid in 2022.

Cash Consideration, including working capital adjustment	$24,829
Fair value of contingent payments	953
Total purchase price	25,782

Cash and Cash Equivalents	801
Accounts Receivables, net	87
Other current assets	759
Property and equipment	1,684
Right of use operating lease	1,804
Customer relationships	9,160
Total identifiable assets	14,295
Accounts payable and accrued labilities	307
Deferred tax liability	20
Operating lease liability	1,794
Other liabilities	498
Total liabilities assumed	2,619
Total net assets (liabilities) assumed	11,676
Total goodwill	$14,106

The amortization period for the customer relationships is 7 years.

 4. Property and Equipment:

Property and equipment consist of the following (Dollar amounts in thousands of U.S. dollars):

	December 31,	December 31,
	2022	2021
Computer equipment	$43,440	$34,465
Computer software	1,935	1,921
Capitalized internal use software	25,172	10,660
Furniture and equipment	1,708	1,418
Vehicles and tools	9,144	6,569
Fiber network	168,587	109,500
Customer equipment and installations	36,382	22,027
Land	1,109	1,123
Buildings	8,864	9,096
Assets under construction	62,588	29,414
Leasehold improvements	624	548
	359,553	226,741
Less:
Accumulated depreciation	78,058	54,079
	$281,495	$172,662

Depreciation of property and equipment (Dollar amounts in thousands of U.S. dollars):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2022	2021	2020
Depreciation of property and equipment	$28,187	$17,986	$12,632

During the year ended December 31, 2022, property, plant and equipment with a net book value of $0.1 million was written off and included in impairment of property and equipment in the consolidated statement of comprehensive income.

During the year ended  December 31, 2021, property, plant and equipment with a net book value of $0.2 million was written off and included in impairment of property and equipment in the consolidated statement of comprehensive income.

During the year ended  December 31, 2020, property, plant and equipment with a net book value of $1.6 million related to Ting TV, a product under development for Ting was written off and included in impairment of property and equipment in the consolidated statement of comprehensive income.

5. Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

Goodwill consists of the following (Dollar amounts in thousands of U.S. dollars):

	Ting	Wavelo	Tucows Domains	Total

Balances, December 31, 2020	$8,618	$-	$107,686	$116,304
Simply Bits, LLC acquisition	14,106	-	-	14,106
Balances, December 31, 2021	$22,724	$-	$107,686	$130,410
Balances, December 31, 2022	$22,724	$-	$107,686	$130,410

The Company's Goodwill balance is $130.4 million as of  December 31, 2022 and $130.4 million as of December 31, 2021. The Company's goodwill relates 83% ($107.7 million) to its Tucows Domains operating segment and 17% ($22.7 million) to its Ting operating segment.

Goodwill is not amortized, but is subject to an annual impairment test. The Company performed an impairment analysis as outlined in “Note 2(g) – Significant Accounting Policies” and there were no indications of impairment for Fiscal 2022 and Fiscal 2021.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized, but are subject to impairment assessments performed throughout the year. During Fiscal 2022, we assessed whether certain domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should not be renewed. During the years ended December 31, 2022,  December 31, 2021, and  December 31, 2020, no impairment of indefinite life intangible assets was recorded.

Finite-life intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years.

Throughout 2022, the Company purchased customer relationship assets through hosting agreements whereby customer assets and domain names were obtained. These customer assets are being amortized over seven years.

In  June 2020, in light of developments in the economy and the business and leisure travel industries as a result of the COVID-19 pandemic, the Company decided to discontinue the operation of Roam Mobility. As a consequence of the decision to shut down its Roam Mobility operations, the Company recorded an impairment loss associated with Roam Mobility customer relationships of $1.4 million during the year ended December 31, 2020.

In  August 2020, the Company sold the mobile customer accounts that are marketed and sold under the Ting brand (other than certain customer accounts associated with one network operator), and as such de-recognized any capitalized customer relationships associated with those accounts. See Note 17 - Other income, for more information.

Acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 -7 years	15 years

Balances, December 31, 2020	$11,157	$1,135	$7,021	$26,664	$274	$1,193	$47,444
Simply Bits acquisition	-	-	-	9,160	-	-	9,160
Uniregistry acquisition	-	-	-	-	3,039	-	3,039
Acquisition of customer relationship	-	-	-	224	-	-	224
Acquisition of brand	-	-	59	-	-	-	59
Acquisition of technology	-	-	-	-	491	-	491
Additions to/(disposals from) domain portfolio, net	(1)	-	-	-	-	-	(1)
Amortization expense	-	-	(2,070)	(7,414)	(412)	(111)	(10,007)
Balances December 31, 2021	$11,156	$1,135	$5,010	$28,634	$3,392	$1,082	50,409
Acquisition of customer relationship	-	-	-	782	-	-	782
Additions to/(disposals from) domain portfolio, net	(1)	(6)	-	-	-	-	(7)
Amortization expense	-	-	(2,070)	(8,603)	(622)	(99)	(11,394)
Balances December 31, 2022	$11,155	$1,129	$2,940	$20,813	$2,770	$983	$39,790

The following table shows the estimated amortization expense for each of the next 5 years and thereafter, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
2023	$10,375
2024	5,411
2025	4,205
2026	2,648
2027	1,616
Thereafter	3,251
Total	$27,506

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at December 31, 2022 (Dollar amounts in thousands of U.S. dollars):

	December 31, 2022
	Fair Value Measurement Using			Assets
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset, net	$-	$1,514	$-	$1,514

Total Assets, net	$-	$1,514	$-	$1,514

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at  December 31, 2021 (Dollar amounts in thousands of U.S. dollars):

	December 31, 2021
	Fair Value Measurement Using			Assets
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset, net	$-	$452	$-	$452

Total Assets, net	$-	$452	$-	$452

7. Derivative Instruments and Hedging Activities:

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

The Company has designated certain of these foreign exchange transactions as cash flow hedges of forecasted transactions under ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASC Topic 815”). For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk of being hedged are expected to completely offset at inception and on an ongoing basis. The Company designated the interest rate swap as a cash flow hedge of expected future interest payments at the inception of the contract. Accordingly, for the foreign exchange, unrealized gains or losses on the effective portion of these contracts were included within other comprehensive income and reclassified to earnings when the hedged transaction is settled. Cash flows from hedging activities were classified under the same category as the cash flows from the hedged items in the consolidated statements of cash flows. The fair value of the contracts, as of  December 31, 2022 and December 31, 2021, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

During the third quarter of fiscal year 2022, the Company elected to discontinue its application of hedge accounting to its interest rate swaps prospectively. The derivatives continue to be carried at fair value in the accompanying Consolidated Balance Sheets with changes in their fair value from the date of discontinuance recognized in current period earnings in Interest expense, net in the Consolidated Statements of Operations and Comprehensive Income. Amounts previously accumulated in Accumulated other comprehensive income prior to discontinuance will continue to be realized over the remaining term of the underlying forecasted interest payments as a component of Accumulated other comprehensive income in Stockholders’ equity and the amounts in AOCI as of the date of the hedge discontinuance will be recorded into interest expense over the original term of the hedged debt. Prior to the discontinuance, for the interest rate swap contracts, unrealized gains or losses on the effective portion of these contracts had been included within other comprehensive income and reclassified to earnings when the hedged transaction is settled.

As of December 31, 2022, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $49.7 million, of which $49.7 million met the requirements of ASC Topic 815 and were designated as hedges.

As of  December 31, 2021 the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $31.8 million, of which $26.8 million met the requirements of ASC Topic 815 and were designated as hedges.

As of December 31, 2022, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

January - March 2023	15,132	1.3283	(270)
April - June 2023	13,074	1.3385	(119)
July - September 2023	11,332	1.3633	113
October - December 2023	10,150	1.3744	192
	$49,688	1.3484	$(84)

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the years ended  December 31, 2022 and 2021, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets (see “Note 6 – Fair Value Measurement”)

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of December 31, 2022 Fair Value Asset	As of December 31, 2021 Fair Value Asset
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$(84)	$62
Interest rate swap contract designated as a cash flow hedge (net)	Derivative instruments	1,598	390
Foreign Currency forward contracts not designated as cash flow hedges (net)	Derivative instruments	-	-
Total foreign currency forward contracts and interest rate swaps (net)	Derivative instruments	$1,514	$452

Movement in AOCI balance for the year ended  December 31, 2022 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2021	$450	$(107)	$343
Other comprehensive income (loss) before reclassifications	550	(132)	418
Amount reclassified from AOCI	793	(193)	600
Amortization of discontinued cash flow hedge	(761)	184	(577)
Other comprehensive income (loss) for the year ended December 31, 2022	582	(141)	441

Ending AOCI Balance - December 31, 2022	$1,032	$(248)	$784

Movement in AOCI balance for the year ended  December 31, 2021 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2020	$3,038	$(702)	$2,336
Other comprehensive income (loss) before reclassifications	794	(222)	572
Amount reclassified from AOCI	(3,382)	817	(2,565)
Other comprehensive income (loss) for the year ended December 31, 2021	(2,588)	595	(1,993)

Ending AOCI Balance - December 31, 2021	$450	$(107)	$343

Movement in AOCI balance for the year ended  December 31, 2020 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2019	$625	$(152)	$473
Other comprehensive income (loss) before reclassifications	2,142	(489)	1,653
Amount reclassified from AOCI	271	(61)	210
Other comprehensive income (loss) for the year ended December 31, 2020	2,413	(550)	1,863

Ending AOCI Balance - December 31, 2020	$3,038	$(702)	$2,336

Effects of derivative instruments on income and other comprehensive income (OCI) (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(691)
Foreign currency forward contracts for the year ended December 31, 2022	$(1,014)	Cost of revenues	$(171)

Interest rate swap contract for the year ended December 31, 2022	$1,430	Interest expense, net	$69

		Operating expenses	$2,652
Foreign currency forward contracts for the year ended December 31, 2021	$(2,203)	Cost of revenues	$615

Interest rate swap contract for the year ended December 31, 2021	$(210)	Interest expense, net	$115

		Operating expenses	$(188)
Foreign currency forward contracts for the year ended December 31, 2020	$2,026	Cost of revenues	$(66)

Interest rate swap contract for the year ended December 31, 2020	$(163)	Interest expense, net	$(17)

For those foreign currency forward contracts not designated as hedges, the Company recorded the following fair value adjustments on settled and outstanding contracts (Dollar amounts in thousands of U.S. dollars):

	Year Ended December 31,
Forward currency contracts not designated as hedges:	2022	2021	2020

Gain (loss) on settlement	$-	$883	$(117)
Gain (loss) on change in fair value	-	(606)	500
	$-	$277	$383

For those interest rate swap contracts not designated as hedges, the Company recorded the following fair value adjustments on settled and outstanding contracts (Dollar amounts in thousands of U.S. dollars):

	Year Ended December 31,
Interest rate swap contracts not designated as hedges:	2022	2021	2020

Gain (loss) on matured swaps	$777	$-	$-
Gain (loss) on change in fair value on unsettled swaps	(281)	-	-
	$496	$-	$-

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

Second Amended 2019 Credit Facility

On October 26, 2021, the Company entered into a Second Amended and Restated Senior Secured Credit Agreement (the “Second Amended 2019 Credit Agreement”) with the Lenders and Toronto-Dominion Bank (collectively the “New Lenders”) to, among other things, increase the existing revolving credit facility from $180 million to $240 million. The Second Amended Credit 2019 Agreement provides the Company with access to an aggregate of $240 million in committed funds. The Second Amended 2019 Credit Agreement also provides for two additional interest rate tiers if the Company exceeds a 3.50x Total Funded Debt to Adjusted EBITDA Ratio.

In connection with the Second Amended 2019 Credit Facility, the Company incurred $0.3 million of fees related to the debt issuance, which have been reflected as a reduction to the carrying amount of the loan payable and will be amortized over the term of the credit facility agreement.

Third Amended 2019 Credit Facility

On August 8, 2022, the Company entered into a Third Amended and Restated Senior Secured Credit Agreement (the “Amended Credit Agreement”) with its existing syndicate of lenders (the Lenders). The Amended Credit Agreement continue to provide the Company with access to an aggregate of $240 million in committed funds (the Credit Facility). Under the Amended Credit Agreement, and in connection with the Unit Purchase Agreement (as defined in Note 13 - Redeemable preferred shares), the Lenders agreed that Ting Fiber Inc. (converted to Ting LLC) and its wholly owned subsidiaries ceased to be Guarantors under the Credit Facility and shall automatically be released from the respective guarantee and security documents, including a release of the Lenders' security interests and liens upon the assets of such entities. Additionally, the Amended Credit Agreement extended the maturity of the Credit Facility to June 14, 2024. The Company was subject to the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.00:1.00 until September 29, 2023 and 3.75:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. The financial covenant calculations will exclude the financial results of Ting Fiber Inc. (converted to Ting LLC) and its wholly owned subsidiaries. The Amended Credit Agreement also requires the Company to comply with other customary terms and conditions. The Amended Credit Agreement added SOFR loans as a form of advance available under the Credit Facility to replace LIBOR rate advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum).

On March 14, 2023, the Company entered into an Amending Agreement No.2 to the Third Amended and Restated Senior Secured Credit Agreement (the "Credit Agreement Amendment") with its existing syndicate of lenders as more fully described in Note 21(c) - Subsequent events.

Credit Facility Terms

The Credit Facility is revolving with interest only payments with no scheduled repayments during the term.

The Amended Credit Facility Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The Amended Credit Agreement was entered into in August 2022 which required the Company to comply with the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.00:1.00 until September 29, 2023; (ii) 3.75:100 thereafter and; (iii) minimum Interest Coverage Ratio of 3.00:1.00. As at and for the periods ending  December 31, 2022 and  December 31, 2021 the Company was in compliance with these covenants.

Borrowings under the Amended Credit Agreement will accrue interest and standby fees based on the Company’s Total Funded Debt to Adjusted EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:
Availment type or fee	Less than 1.75	Greater than or equal to 1.75 and less than 2.25	Greater than or equal to 2.25 and less than 2.75	Greater than or equal to 2.75 and less than 3.25	Greater than or equal to 3.25 and less than 3.75	Greater than or equal to 3.75
Canadian dollar borrowings based on Bankers’ Acceptance or U.S. dollar borrowings based on SOFR (Margin)	1.50%	1.75%	2.25%	2.50%	2.75%	3.00%
Canadian or U.S. dollar borrowings based on Prime Rate or U.S. dollar borrowings based on Base Rate (Margin)	0.25%	0.50%	1.0%	1.25%	1.50%	1.75%
Standby fees	0.30%	0.35%	0.45%	0.50%	0.55%	0.60%

The following table summarizes the Company’s borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	December 31, 2022	December 31, 2021

Revolver	$239,700	$191,400
Less: unamortized debt discount and issuance costs	(770)	(652)
Total loan payable	238,930	190,748
Less: loan payable, current portion	-	-
Loan payable, long-term portion	$238,930	$190,748

The following table summarizes our scheduled principal repayments as of  December 31, 2022 (Dollar amounts in thousands of U.S. dollars):

2023	-
2024	239,700
$239,700

Each reporting period, the Company assesses its ability to continue as a going concern for one year from the date the financial statements are issued. The Company’s evaluation includes its ability to meet its future contractual obligations and other conditions and events that may impact liquidity.

As of December 31, 2022, the Company had cash and cash equivalents of $23.5M. In the next 12 months, Excluding Ting has lease commitments of $0.9 million and other operating expense commitments of $17.6 million and no capital expenditure commitments. We believe that the current cash and cash equivalents and capital commitments along with operating cash flows will be sufficient to fund operations, loan repayments and cash flow requirements for the next twelve months.

In the long-term, we may seek additional financing to accelerate the growth of our Wavelo business, repurchase shares or future acquisitions.

9. Income Taxes:

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 21% for the years ended  December 31, 2022,  December 31, 2021 and  December 31, 2020, to income before provision for income taxes as a result of the following (Dollar amounts in thousands of U.S. dollars):

	Year ended December 31,
	2022	2021	2020

Income (loss) for the year before provision for income taxes	$(27,788)	$7,270	$10,760
Computed federal tax expense	(5,836)	1,527	2,259

Increase (decrease) in income tax expense resulting from:
State income taxes	845	314	303
Foreign earnings	386	382	(175)
Changes in valuation allowance	4,023	2,300	1,867
Expired business tax credits	-	-	1,044
Shortfall (excess) tax benefits on share-based compensation	138	(1,556)	(407)
Permanent differences	(112)	205	(161)
Others	339	734	255
Provision (recovery) for income taxes	$(217)	$3,906	$4,985

Our effective tax rate is mainly driven by changes in valuation allowance on foreign tax credits that we are not expected to realize in future years

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2022, and  December 31, 2021 are presented below (Dollar amounts in thousands of U.S. dollars):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Foreign tax credits	$17,554	$13,531
Deferred revenue	5,349	5,694
Net operating losses	2,468	537
Interest limitation	1,047	-
Amortization	379	-
Accruals, including foreign exchange and other	3,909	2,991
Total deferred tax assets	30,706	22,753
Valuation allowance	(17,554)	(13,531)
Total deferred tax assets	$13,152	$9,222
Deferred tax liabilities:
Prepaid registry fees and expenses	$(17,941)	$(18,165)
Investment in partnership	(6,727)
Amortization	-	(6,578)
Indefinite life intangible assets	(2,968)	(3,229)
Limited life intangible assets	(629)	(2,969)
Foreign branch deferred tax liabilities	(607)	(828)
Total deferred tax liability	$(28,872)	$(31,769)

Net deferred tax assets (liabilities)	$(15,720)	$(22,547)

The enactment of the Tax Cuts and Jobs Act since 2017 in combination of the change in the geographical mix of income have a material impact on our ability to utilize the foreign tax credits, and we have determined that it is not more likely than not that we will ultimately be able to fully utilize the existing foreign taxes paid as foreign tax credits in future years. Therefore, a full valuation allowance is recorded against the deferred tax assets on foreign tax credits. Should our operating results continue to improve and projections to show utilization of the foreign tax credits, we would take the positive evidence into consideration and reassess our valuation allowance position.

We believe it is more likely than not that our remaining deferred tax assets, net of the valuation allowance, will be realized based on current income tax laws, and expectations of future taxable income stemming from forecasted profits from ongoing operations and from the reversal of existing deferred tax liabilities.

The Company had nil total gross unrecognized tax benefits as of both December 31, 2022 and December 31, 2021.

The Company recognizes interest and penalties related to income tax matters within the provision for income taxes. No material interest and penalties were recognized as of December 31, 2022 and December 31, 2021.

10. Revenue:

Significant accounting policy

The Company’s revenues are derived from (a) the provisioning of retail fiber Internet services through Ting, (b) the CSP solutions and professional services through Wavelo; and from (c) domain name registration contracts, other domain related value-added services, domain sale contracts, and other advertising revenue through Tucows Domains Services. Certain revenues are disclosed under Tucows Corporate as they are considered non-core business activities including Mobile Retail Services, Transition Services Agreement ("TSA") revenue and eliminations of intercompany revenue. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as deferred revenue. All products are generally sold without the right of return or refund.

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

Nature of goods and services

The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments. See Note 20 – Segment Reporting for more information.

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

Platform service agreements contain both platform services and professional services. Platform services offer a variety of solutions that support CSPs, including subscription and billing management, network orchestration and provisioning, and individual developer tools through a single, cloud based service. Consideration under platform service arrangements includes both a variable component that changes each month depending on the number of subscribers hosted on the platform, as well as fixed payments and credits. The Company recognizes variable subscriber fees, including variable amounts in excess of substantive minimum fees where appropriate, as the fees are invoiced. Platform services represent a single promise to provide continuous access (i.e. a stand-ready performance obligation) to the platform. As each month of providing access to the platform is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, the performance obligation is comprised of a series of distinct service periods. Professional services provided under platform service arrangements can include implementation, training, consulting or software development/modification services. Revenues related to professional services are distinct from the other promises in the contract(s) and are recognized as the related services are performed, on the basis of hours consumed. Consideration is allocated between the platform services and professional services performance obligations by estimating the standalone selling price (“SSP”) of each performance obligation. The Company estimates the SSP of professional services based on observable standalone sales. The SSP of platform services is derived using the residual approach by estimating the total contract consideration and subtracting the SSP of professional services. Total contract consideration is estimated at contract inception, considering any constraints that may apply and updating the estimates as new information becomes available.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	2022	2021	2020

Ting:
Fiber Internet Services	$42,425	$25,327	$17,151

Wavelo:
Platform Services	22,594	13,031	1,839
Other professional services	1,750	3,750	-
Total Wavelo	24,344	16,781	1,839

Tucows Domains:
Wholesale
Domain Services	187,542	189,091	186,893
Value Added Services	20,712	20,942	18,526
Total Wholesale	208,254	210,033	205,419

Retail	34,904	35,543	36,835
Total Tucows Domains	243,158	245,576	242,254

Tucows Corporate:
Mobile Services and eliminations	11,215	16,653	49,958

	$321,142	$304,337	$311,202

As of  December 31, 2022, one customer represented 46% of total accounts receivable. As of  December 31, 2021 one customer represented 46% of total accounts receivable. As of  December 31, 2020, one customer represented 59% of total accounts receivable.

During the years ended December 31, 2022,  December 31, 2021 and  December 31, 2020 no customer accounted for more than 10% of total revenue.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	2022	2021	2020

Ting:
Fiber Internet Services	$17,004	$12,035	$6,856

Wavelo:
Platform Services	1,294	504	183
Other professional services	1,632	804	-
Total Wavelo	2,926	1,308	183

Tucows Domains:
Wholesale
Domain Services	147,894	147,213	146,788
Value Added Services	2,514	2,544	3,016
Total Wholesale	150,408	149,757	149,804

Retail	16,482	17,731	17,647
Total Tucows Domains	166,890	167,488	167,451

Tucows Corporate:
Mobile Services and eliminations	9,448	12,208	25,911

Network Expenses:
Network, other costs	17,433	14,769	10,194
Network, depreciation and amortization costs	29,101	18,035	13,484
Network, impairment	92	201	1,638
Total Network Expenses	46,626	33,005	25,316

	$242,894	$226,044	$225,717

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

The opening balance of deferred revenue was $147.8 million as of January 1, 2022. Significant changes in deferred revenue were as follows (Dollar amounts in thousands of U.S. dollars):

Year ended December 31, 2022

Balance, beginning of period	$147,793
Deferred revenue	257,127
Recognized revenue	(259,789)
Balance, end of period	$145,131

Remaining Performance Obligations:

As the Company fulfills its performance obligations, the following table includes revenues expected to be recognized in the future related performance obligations that are unsatisfied (or partially unsatisfied) as at  December 31, 2022 (Dollar amounts in thousands of U.S. dollars)

December 31, 2022

2023	$120,083
2024	10,033
2025	4,715
2026	2,871
2027	1,781
Thereafter	2,837

Total	$142,320

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

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the period of benefit of those costs to be longer than one year and those costs are expected to be recoverable under the term of the contract. We have identified certain sales incentive programs and other customer acquisition fees that meet the requirements to be capitalized, and therefore, capitalized them as contract costs in the amount of $1.8 million at December 31, 2022.

Capitalized contract acquisition costs are amortized into operating expense based on the transfer of goods or services to which the assets relate which typically range from two – ten years. For the year ended December 31, 2022, the Company capitalized $1.5 million and also amortized $0.7 million of contract costs, respectively. The breakdown of the movement in the deferred costs of acquisition balance for the year ended  December 31, 2022 is as follows (Dollar amounts in thousands of U.S. dollars):

Year ended December 31, 2022

Balance, beginning of period	$1,079
Capitalization of costs	1,494
Amortization of costs	(746)
Balance, end of period	$1,827

When the amortization period for costs incurred to obtain a contract with a customer is less than one year, we have elected to apply a practical expedient to expense the costs as incurred.  These costs include our internal sales compensation program, certain partner sales incentive programs and other customer acquisition fees.

(b)	Deferred costs of fulfillment

Deferred costs to fulfill contracts primarily consist of domain registration costs which have been paid to a domain registry, and are capitalized as deferred costs of fulfillment. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. The Company also defers certain technology design and data migration costs it incurs to fulfil its performance obligations contained in our platform services arrangements. For the year ended December 31, 2022, the Company capitalized $169.5 million and also amortized $171.5 million of contract costs. There were no impairment losses recognized in relation to the costs capitalized during the year ended December 31, 2022. Amortization expense is primarily included in cost of revenue. The breakdown of the movement in the deferred costs of fulfillment balance for the year ended  December 31, 2022 is as follows (Dollar amounts in thousands of U.S. dollars).

Year ended December 31, 2022

Balance, beginning of period	$112,711
Deferral of costs	169,457
Recognized costs	(171,494)
Balance, end of period	$110,674

12. Leases

We lease datacenters, corporate offices, antenna tower and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 19 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Operating Lease Cost (leases with a total term greater than 12 months)	$4,200	$2,840
Short-term Lease Cost (leases with a total term of 12 months or less)	244	117
Variable Lease Cost	1,223	763
Total Lease Cost	$5,667	$3,720

Lease Cost is presented in general and administrative expenses and direct cost of revenues within our consolidated statements of operations and comprehensive income.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	Year Ended	Year Ended
Supplemental cashflow information:	December 31, 2022	December 31, 2021
Operating Lease - Operating Cash Flows (Fixed Payments)	$4,896	$5,120
Operating Lease - Operating Cash Flows (Liability Reduction)	$3,984	$2,468
New ROU Assets - Operating Leases	$6,726	$9,032

Supplemental balance sheet information related to leases:	December 31, 2022	December 31, 2021
Weighted Average Discount Rate	4.14%	3.09%
Weighted Average Remaining Lease Term	6.56 yrs	7.74 yrs

Maturity of lease liability as of  December 31, 2022 (Dollar amounts in thousands of U.S. dollars):

December 31, 2022
2023	$5,198
2024	4,657
2025	3,186
2026	1,669
2027	951
Thereafter	3,218
Total future lease payments	18,879
Less interest	1,799
Total	$17,080

Operating lease payments include payments under the non-cancellable term, without any additional amounts related to options to extend lease terms that are reasonably certain of being exercised.

As of December 31, 2022, we not entered into any lease agreements that have not yet commenced, and therefore are not included in the lease liability.

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

13. Redeemable preferred shares:

The Company entered into a Series A Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with Generate TF Holdings, LLC, a Delaware limited liability company (“Generate”) on August 8, 2022 (the "Effective Date"), and closed the transaction contemplated thereby on August 11, 2022 (the "Transaction Close") pursuant to which the Company issued and sold 10,000,000 units of its Series A Preferred Units to Generate at a cash purchase price of $6.00 per unit ("Initial Funding"). Under the Unit Purchase Agreement, after the Transaction Close until the third anniversary of the Effective Date (the "End Date") the Company will, upon the achievement of pre-determined operational and financial drawdown milestones issue and sell in subsequent fundings an aggregate of 23,333,333.34 units of additional Series A Preferred Units on the same terms and conditions as in the Initial Funding ("Milestone Fundings"). The investment provided the Company with $60 million of capital upon the Initial Funding, with an additional $140 million of capital commitments available to The Company over the subsequent three-year period if the milestones are achieved. From the Transaction Close until the earlier of (i) the End Date and (ii) the date upon which Generate has paid $140 million pursuant to Milestone Fundings, the Company is required to pay Generate a standby fee at a rate of 0.50% of any portion of the unpaid $140 million capital commitment which will be paid quarterly. The Series A Preferred Units accrue a preferred return to the holder at a rate of 15% per annum, subject to adjustments based on the value of approved projects under the Equity Capital Contribution Agreement (the “ECC Agreement”). The preferred return on the Series A Preferred Units purchased under the Unit Purchase Agreement may be adjusted down to a floor of 13% or up to a ceiling of 17% per annum based on commitment and contribution amounts under the ECC Agreement. The preferred return accrues daily, and is compounded quarterly. The preferred return accrued during the first two years is not payable unless and until the Series A Preferred Units are redeemed. The preferred return accrued after the second anniversary of the Transaction Close is payable by the Company quarterly. If the Company should redeem the Series A Preferred Units prior to the fourth anniversary of the Transaction Close, the Company is required to pay a make-whole premium, which is calculated as the cumulative and compounded preferred return that would have accrued (at the preferred return rate in effect immediately prior to such redemption) on the outstanding unreturned capital balance with respect to the Series A Preferred Units through and including the six-year anniversary of the Transaction Close had such Series A Preferred Unit not been redeemed, discounted at an agreed upon treasury rate plus 50 basis points, compounded quarterly (the "Make-Whole-Premium").

The Company's Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"), states that in the event that (i) the Company fails to pay the preferred return for two consecutive quarters, (ii) the Company fails to pay the redemption price in connection with any redemption of the Series A Preferred Units, (iii) the Company materially breaches its obligations under the LLC Agreement, (iv) there occurs an event of default (or similar term) under Tucows Inc.’s or its affiliates’ credit agreement, (v) there occurs material breach if not cured or otherwise remedied in accordance with the terms of any credit facility (taking into account any cure periods), by the Company or any of its Subsidiaries under any debt facilities where the Company or any of its Subsidiaries incurs indebtedness for borrowed money, or (vi) the Company breaches any covenant under the Unit Purchase Agreement, Generate has the option to either (i) convert Series A Preferred Units based on the Redemption Price into common units of the Company based on the then applicable conversion price ; or (ii) compelling the sale of certain assets of the Company or its subsidiaries of equal value to the Redemption Price.

Under the terms of the LLC Agreement, the Company is mandatorily required to redeem the redeemable preferred shares prior to the earliest of (i) a sale of the Company, (ii) a public offering, (iii) an event of default (or similar term) by Tucows Inc. or any of its affiliates under, (iv) a material breach if not cured or otherwise remedied in accordance with the terms of any credit facility (taking into account any cure periods), by the Company or any of its Subsidiaries under any debt facilities where the Company or any of its Subsidiaries incurs indebtedness for borrowed money, (v) the Company failed to pay the preferred return for two consecutive quarters, and (vi) the six-year anniversary of the Transaction Close. Due to the fact that the redeemable preferred shares are mandatorily redeemable, the redeemable preferred units are classified as a liability in the accompanying consolidated balance sheets. The liability was initially recorded at fair value and subsequently recorded at the present value of the settlement amount, which includes the preferred return payments required until the instrument's expected maturity on the sixth anniversary of the Transaction Close, August 10, 2028 using the implicit rate of return of the instrument, 15%. The Company recorded and $3.9 million accretion expense on the redeemable preferred shares for the year ended December 31, 2022, recorded as interest expense, net in the accompanying consolidated statements of operations and comprehensive income (loss).

The Company incurred $0.8 million of legal fees related to the redeemable preferred share issuance, which have been reflected as a reduction to the carrying amount of the redeemable preferred unit balance and will be amortized to interest expense, net in the accompanying consolidated statements of operations and comprehensive income (loss) over the expected six-year term instrument.

On December 5, 2022, the Company issued and sold an additional 4,583,333 units of its Series A Preferred Units to Generate at a cash purchase price of $6.00 per unit. The Milestone Funding provided the Company with an additional $27.5 million of capital. As of December 31, 2022, the remaining capital commitment on the Unit Purchase Agreement was $112.5 million.

The redeemable preferred units have an aggregate liquidation preference of $87.5 million, plus any accrued and unpaid preferred return thereon, plus a Make-Whole Premium should redemption occur before the fourth anniversary of the Transaction Date and are senior to the Ting Fiber, LLC common shares with respect to sale, dissolution, liquidation or winding up of the Company.

On January 30, 2023, the Company issued and sold an additional 5,000,000 units of its Series A Preferred Units to Generate at a cash purchase price of $6.00 per unit. The Milestone Funding provided the Company with an additional $30.0 million of capital. See "Note 21(b) - Subsequent Events" for more information on the Milestone Funding.

The following table summarizes the Company’s borrowings under the preferred share agreement (Dollar amounts in thousands of U.S. dollars):

	December 31, 2022	December 31, 2021

Opening Balance	$-	$-
Add: Funding at Transaction Close	60,000
Add: Milestone Funding	27,500
Add: Accretion of redeemable preferred shares	3,896
Less: Deferred Preferred Financing Costs	(962)	-
Total Redeemable Preferred Shares	$90,434	$-

The following table summarizes our scheduled repayments as of December 31, 2022 (Dollar amounts in thousands of U.S. dollars):

2023	$-
2024	6,882
2025	17,691
2026	17,691
2027 and thereafter	144,822
$187,086

14. Common Shares

The Company’s authorized common share capital is 250 million shares of common stock without nominal or par value. On December 31, 2022, there were 10,817,110 shares of common stock outstanding ( December 31, 2021: 10,747,417).

Repurchase of common shares:

(a) Normal Course Issuer Bids:

2023 Stock Buyback Program

On February 9, 2023, the Company announced that its Board of Directors (“Board”) has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 10, 2023 and is expected to terminated on February 9, 2024. Please see "Note 21 (a) - Subsequent Events" for more information on the 2023 stock buyback program.

2022 Stock Buyback Program

On February 10,  2022, the Company announced that its Board of Directors (“Board”) have approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 11, 2022 and terminated on February 10, 2023. The Company did not repurchase shares under this program.

2021 Stock Buyback Program

On February 9, 2021, the Company announced that its Board of Directors (“Board”) approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 10, 2021 and terminated on February 9, 2022. The Company did not repurchase shares under this program.

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

The following table summarizes our share repurchase activity for the periods covered below (Dollar amounts in thousands of US dollars, except for share data):

	Year Ended December 31,
	2022	2021	2020
Common stock repurchased on the open market or through tender offer
Number of shares	-	-	70,238
Aggregate market value of shares (in thousands)	$-	$-	$3,281
Average price per share	$-	$-	$46.70

Common stock received in connection with share-based compensation
Number of shares	3,053	45,824	48,013
Aggregate market value of shares (in thousands)	$197	$3,669	$2,957
Average price per share	$64.67	$80.07	$61.58

15. Stock Option Plans:

2006 Tucows Equity Compensation Plan

On November 22, 2006, the shareholders of the Company approved the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), which was amended and restated effective July 29, 2010 and which serves as a successor to the 1996 Plan. The 2006 Plan has been established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which have initially set aside for issuance under the 2006 Plan is 1.25 million shares. On October 8, 2010, the 2006 Plan was amended to increase the number of shares set aside for issuance by an additional 0.475 million shares to 1.725 million shares. In September 2015, the 2006 Plan was amended to increase the number of shares set aside for issuance by an additional 0.75 million shares to 2.475 million shares. In November 2020, the 2006 Plan was amended to increase the number of shares set aside for issuance by an additional 1.53 million shares to 4.0 million shares. Generally, options issued under the 2006 Plan vest over a four-year period and have a term not exceeding seven years, except for automatic formula grants of non-qualified stock options, which vest after one year and have a five-year term. Prior to the September 2015 amendment to the 2006 Plan, automatic formula grants of non-qualified stock options vested immediately upon grant.

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

The fair value of each option grant ("Company Option") is estimated on the date of grant using the Black-Scholes option-pricing model. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted average of the applicable assumption used to value stock options at their grant date. The Company calculates expected volatility based on historical volatility of the Company’s common shares. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on historical exercise experience. The Company evaluated historical exercise behavior when determining the expected term assumptions. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company determines the expected dividend yield percentage by dividing the expected annual dividend by the market price of Tucows Inc. common shares at the date of grant.

The fair value of Company Options granted during the years ended December 31, 2022,  December 31, 2021 and  December 31, 2020 was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2022	2021	2020

Volatility	34.9%	35.7%	39.0%
Risk-free interest rate	3.4%	0.8%	1.8%
Expected life (in years)	4.60	4.60	4.54
Dividend yield	0.0%	0.0%	0.0%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$14.93	$24.83	$19.98

Details of Company Option transactions are as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	904,151	$64.36	845,020	$55.31	754,497	$49.94
Granted	262,980	42.15	282,625	79.30	239,325	61.21
Exercised	(40,459)	31.95	(179,321)	45.04	(113,132)	30.53
Forfeited	(55,234)	68.11	(41,240)	65.72	(26,468)	60.29
Expired	(34,690)	58.92	(2,933)	60.70	(9,202)	58.96
Outstanding, end of period	1,036,748	59.97	904,151	64.36	845,020	55.31
Options exercisable, end of period	520,679	$62.74	415,925	$56.44	401,345	$49.21

As of December 31, 2022, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were for Company Options were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$30.70 - $30.74	20,000	$30.71	6.9	$64	-	$-	-	$-
$40.04 - $48.00	236,830	42.37	6.1	-	7,000	47.29	2.1	-
$51.82 - $59.98	198,508	55.72	1.7	-	192,958	55.72	1.6	-
$60.01 - $68.41	316,485	62.08	3.6	-	222,878	62.67	3.3	-
$70.13 - $79.51	248,425	78.41	5.2	-	90,906	77.59	4.9	-
$80.61 - $82.07	16,500	81.27	5.8	-	6,937	81.60	5.8	-
	1,036,748	$59.97	4.3	$64	520,679	$62.74	3.0	$-

Total unrecognized compensation cost relating to unvested Company Options at December 31, 2022, prior to the consideration of expected forfeitures, is approxi mately $8.2 million and is expected to be recognized over a weighted average period of 2.6 years.

The total intrinsic value of Company Options exercised during the years ended December 31, 2022,  December 31, 2021 and  December 31, 2020 wa s $0.8 million, $6.4 million and $3.7 million, respectively. Cash received from the exercise of stock options during the years ended December 31, 2022,  December 31, 2021 and  December 31, 2020 was  $1.1 million,  $4.8 million and  $1.0 million respectively.

2022 Wavelo Equity Compensation Plan

On November 9, 2022 the Board of Wavelo approved Wavelo's Equity Compensation Plan (ECP), which has been established for the benefit of the employees, officers, directors and certain consultants of Wavelo or Tucows. The Wavelo stock options were introduced in order to provide variable compensation that helps retain executives and ensures that our executives' interests are aligned with those stakeholders of the business to grow long-term value. Wavelo is a wholly owned subsidiary of Tucows. The maximum number of Wavelo common shares which have been set aside for issuance under the 2022 Plan is 20 million shares, currently there are 100 million shares outstanding. The options issued under the ECP primarily vest over a period of three years and have a 7-year term. For the initial grants under the plan, the first 25% became exercisable within three months and vesting ratably monthly thereafter, after the third year. Compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of share-based instrument at the time of the grant and are recognized as expense over the vesting period of the share-based instrument. The Company recognizes forfeitures as they occur.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted average of the applicable assumption used to value stock options at their grant date. The Company calculates expected volatility based on the actual volatility of comparable publicly traded companies. The expected term, which represents the period of time that options granted are expected to be outstanding, is estimated based on historical exercise experience. The Company evaluated historical exercise behavior when determining the expected term assumptions. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company assumes the expected dividend yield to be zero.

The fair value of stock options granted during the year ended  December 31, 2022 was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2022	2021	2020

Volatility	40.7%	N/A	N/A
Risk-free interest rate	4.4%	N/A	N/A
Expected life (in years)	4.16	N/A	N/A
Dividend yield	0.0%	N/A	N/A
The weighted average grant date fair value for options issued, with the exercise price equal to fair value of subsidiary shares on the date of grant	$0.49	N/A	N/A

Details of Wavelo's stock option transactions are as follows:

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	-	$-	N/A	N/A	N/A	N/A
Granted	15,975,528	1.27	N/A	N/A	N/A	N/A
Exercised	-	-	N/A	N/A	N/A	N/A
Forfeited	-	-	N/A	N/A	N/A	N/A
Expired	-	-	N/A	N/A	N/A	N/A
Outstanding, end of period	15,975,528	1.27	N/A	N/A	N/A	N/A
Options exercisable, end of period	-	$-	N/A	N/A	N/A	N/A

As of December 31, 2022, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were for Wavelo stock options were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0.00 - $1.27	15,975,528	$1.27	6.9	$-	$-	$-	-	$-
	15,975,528	$1.27	6.9	$-	$-	$-	-	$-

Total unrecognized compensation cost relating to unvested Wavelo stock options at December 31, 2022, prior to the consideration of expected forfeitures, is approxi mately $5.9 million and is expected to be recognized over a weighted average period of 2.9 years.

The Company recorded stock-based compensation for Company options amounting to $5.8 million, $4.6 million and $3.7 million for the years ended December 31, 2022, 2021 and 2020 respectively. Stock-based compensation for the Company stock has been included in operating expenses as follows (Dollar amounts in thousands of US dollars):

	Year Ended December 31,
	2022	2021	2020
Network expenses	$399	$531	$472
Sales and marketing	1,498	1,941	1,678
Technical operations and development	545	824	756
General and administrative	3,337	1,296	812
	$5,779	$4,592	$3,718

Stock-based compensation for the Wavelo stock options has been included in operating expenses as follows (Dollar amounts in thousands of US dollars):

	Year Ended December 31,
	2022	2021	2020
Network expenses	$104	$-	$-
Sales and marketing	508	-	-
Technical operations and development	407	-	-
General and administrative	801	-	-
	$1,820	$-	$-

16. Foreign Exchange:

A foreign exchange loss amounting to $0.2 million has been recorded in general and administrative expenses during the year ended December 31, 2022. A foreign exchange loss amounting to $0.4 millionhas been recorded in general and administrative expenses during the year ended December 31, 2021. A foreign exchange gain amounting to $0.4 million has been recorded in general and administrative expenses during the year ended December 31, 2020.

17. Other Income (Expenses):

On  August 1, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and between the Company and DISH Wireless L.L.C.(“DISH”). Under the Purchase Agreement and in accordance with the terms and conditions set forth therein, the Company sold to DISH its mobile customer accounts that are marketed and sold under the Ting brand (other than certain customer accounts associated with one network operator) (“Transferred Assets”). For a period of 10 years following the execution of the Purchase Agreement, DISH will pay a monthly fee to the Company generally equal to an amount of net revenue received by DISH in connection with the transferred customer accounts minus certain fees and expenses, as further set forth in the Purchase Agreement. During the year ended December 31, 2022, the Company earned $18.5 million under the Purchase Agreement.

On  August 1, 2020, the Company derecognized intangible assets and capitalized contract costs associated with the Transferred Assets in the amount of $3.5 million. As an accounting policy, the Company only records contingent consideration when the consideration is resolved. As such the Company will continue to record contingent consideration in Other income as the consideration is invoiced on a monthly basis over the 10-year period following the execution of the Purchase Agreement. The income is presented net of the original cost base of the Transferred Assets:

	For the twelve months ended
	2022	2021	2020
Write-down of Ting Mobile intangible assets	$-	$-	$(2,581)
Write-down of Ting Mobile contract costs	-	-	(932)
Income earned on sale of Transferred Assets	18,507	20,030	11,125
Income earned on sale of Ting customer assets	$18,507	$20,030	$7,612

18. Earnings Per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of US dollars, except for share data):

	Year ended December 31,
	2022	2021	2020

Numerator for basic and diluted earnings per common share:
Net income for the period	$(27,571)	$3,364	$5,775

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,769,280	10,662,337	10,590,684
Effect of outstanding stock options	-	155,132	101,597
Diluted weighted average number of shares outstanding	10,769,280	10,817,468	10,692,281

Basic earnings per common share	$(2.56)	$0.32	$0.55

Diluted earnings per common share	$(2.56)	$0.31	$0.54

For the year ended  December 31, 2022, the Company recorded a net loss, thus all outstanding options were considered anti-dilutive and excluded from the computation of diluted income per common share.

For the year ended  December 31, 2021, options to purchase 39,889 common shares were outstanding (2020: 83,177) but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares for the year.

19. Commitments and Contingencies:

(a)       The Company has several non-cancelable lease and purchase obligations primarily for general office facilities, service contracts for mobile telephone services and equipment that expire over the next ten years. Future minimum payments under these agreements are as follows (Dollar amounts in thousands of US dollars):

Contractual Obligations for the year ending December 31,	Contractual Lease Obligations	Debt Obligations	Redeemable preferred share financing Obligations	Capital Purchase Obligations	Purchase Obligations (1)	Total Obligations

2023	$5,198	$-	$-	$35,082	$13,947	$54,227
2024	4,657	239,700	6,882	-	16,489	267,728
2025	3,186	-	17,691	-	15,266	36,143
2026	1,669	-	17,691	-	2,394	21,754
2027	951	-	17,691	-	722	19,364
Thereafter	3,218	-	127,131	-	3,446	133,795
	$18,879	$239,700	$187,086	$35,082	$52,264	$533,011

(1) Purchase obligations include all other legally binding service contracts for mobile telephone services and other operational agreements to be delivered during Fiscal 2023 and subsequent years.

(2) Purchase obligations include minimum revenue commitments of $39.5 million with the Company's MNO partner between 2023 and 2026.

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

Under the terms of the agreement, Ting may be required to advance funds to the City in the event of a quarterly shortfall between the City’s revenue from leasing the network to Ting and the City’s debt service requirements relating to financing of the network. Ting could be responsible for shortfalls between $50,000 and $150,000 per quarter. In Fiscal 2016, the City has entered into financing for the construction of the WFN which allows the City to draw up to $21.0 million, from their lenders, over the next five years with interest only payments during that period with a loan maturity of 30 years. As of December 31, 2022, the City has drawn $16.2 million and the City’s revenues from Ting exceed the City’s debt service requirements. The Company does not believe it will be responsible for any shortfall in Fiscal 2023.

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

Ting is responsible for paying a fee per subscriber to SiFi. Through a “take or pay” arrangement, Ting has agreed to certain minimum charges based on minimum subscriber rates. These minimum fees are variable based on the percentage completion of the fiber optic network, and thus have not been considered an unconditional purchase obligation for the purposes of the table in Note 19(a).

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

Ting is responsible for paying a fee per subscriber to Netly, as well as an unlit door fee for each serviceable address not subscribed. Through a “take or pay” arrangement, Ting has agreed to certain minimum charges based on minimum subscriber rates. To the extent that construction of the fiber optic network is complete, our minimum commitments have been included in the contractual lease obligations of the table in Note 18 (a). With respect to future obligations based on the future construction of the fiber optic network, these minimum fees are variable and thus have not been considered an unconditional purchase obligation for the purposes of the table in Note 19(a).

(e)     On January 7, 2022, Ting Fiber, Inc., entered into a 25-year lease agreement with Colorado Springs Utilities (“CSU”), a municipally owned utility. The lease agreement names Ting Fiber the anchor tenant on a city-wide fiber network that is intended to pass 200,000 homes in Colorado Springs, Colorado. CSU expects to begin construction of the fiber network by the third quarter of 2022. The lease obligates Ting, and its ultimate parent Tucows, Inc., to pay a per month fee for addresses passed by the network (as they are passed and become serviceable for customers to connect to the network) and for certain fiber infrastructure, including co-location space. Total costs of the lease, over its twenty-five-year term, are approximately $593,000,000 based on a fully completed fiber-to-the-home network, however the minimum fees are variable based on the percentage completion of the fiber optic network, and thus have not been considered an unconditional purchase obligation for the purposes of the table in Note 19(a).

(f)      On May 11, 2022, Ting Fiber, LLC, entered into a "Rights-of-Way" agreement with the City of Alexandria, Virginia whereby the City granted Ting Fiber the right to install, place, construct, maintain, operate, upgrade, repair, and replace a Communications System to provide Broadband Services within the Public Rights-of-Way (a space in, upon, above, along, across, over and below the public and City-owned property that is used as a public rights-of-way) for a fee. Per the agreement, Ting Fiber is to pay the City throughout the 20-year term of the agreement, an amount equal to 3% of Ting Fiber's Broadband Revenues once the network is live, and subscribers are obtained, and this fee is to be paid on a quarterly basis. The agreement commences once Ting Fiber has launched the network in Alexandria, the current estimated launch date is March 2023. Since these fees are currently variable in nature, they have not been considered an unconditional purchase obligation for the purposes of the table in Note 19(a).

(g)     In the normal course of its operations, the Company becomes involved in various legal claims and lawsuits. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of December 31, 2021 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial position.

 20. Segment Reporting:

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

3. Tucows Domains – This segment includes wholesale and retail domain name registration services, value added services and portfolio services. The Company primarily earns revenues from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations; the sale of retail Internet domain name registration and email services to individuals and small businesses. Domain Services revenues are attributed to the country in which the contract originates, primarily Canada and the United States.

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

2. Segment adjusted EBITDA -  segment gross margin as well as the recurring gain on sale of Ting Customer Assets, less network expenses and certain operating expenses attributable to each segment, such as sales and marketing, technical operations and development, general and administration expenses but excludes gains and losses from unrealized foreign currency, stock-based compensation and transactions that are not indicative of on-going performance, including acquisition and transition costs. Certain revenues and expenses disclosed under the Tucows Corporate category are excluded from segment EBITDA results as they are centrally managed and not monitored by or reported to our CEO by segment, including Mobile Retail Services, eliminations of intercompany transactions, portions of Finance and Human Resources that are centrally managed, Legal and Corporate IT.

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

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in “Note 10 – Revenue”), which is regularly reported to the chief operating decision maker, and the reconciliations thereof to our income before taxes, are set out in the following tables (Dollar amounts in thousands of US dollars):

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
Year Ended December 31, 2022

Net Revenues
External Revenues	$42,425	$23,632	$243,158	$11,927	$321,142
Intersegment Revenues	-	712	-	(712)	-
Total Net Revenues	42,425	24,344	243,158	11,215	321,142
Direct cost of revenues	17,004	2,926	166,890	9,448	196,268
Segment Gross Margin	25,421	21,418	76,268	1,767	124,874
Network, other costs					17,433
Network, depreciation of property and equipment					27,589
Network, amortization of intangible assets					1,512
Network, impairment of property and equipment					92
Gross profit					78,248

Expenses:
Sales and marketing					53,937
Technical operations and development					14,187
General and administrative					30,845
Depreciation of property and equipment					598
Loss on disposition of property and equipment					461
Amortization of intangible assets					9,882
Loss (gain) on currency forward contracts					-
Total expenses					109,910

Income (Loss) from operations					(31,662)

Other income (expenses):
Interest expense, net					(14,456)
Income earned on sale of transferred assets, net					18,507
Other expense, net					(177)
Total other income (expenses)					3,874

Income (Loss) before provision for income taxes					$(27,788)

Adjusted EBITDA	$(21,557)	$3,875	$44,834	$10,438	$37,590

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
Year Ended December 31, 2021

Net Revenues
External Revenues	$25,327	$16,781	$245,576	$16,653	$304,337
Intersegment Revenues	-	-	-	-	-
Total Net Revenues	25,327	16,781	245,576	16,653	304,337
Direct cost of revenues	12,035	1,308	167,488	12,208	193,039
Segment Gross Margin	13,292	15,473	78,088	4,445	111,298
Network, other costs					14,769
Network, depreciation of property and equipment					17,452
Network, amortization of intangible assets					583
Network, impairment of property and equipment					201
Gross profit					78,293

Expenses:
Sales and marketing					39,471
Technical operations and development					14,310
General and administrative					22,370
Depreciation of property and equipment					534
Loss (gain) on disposition of property and equipment					234
Amortization of intangible assets					9,424
Impairment of definite life intangible assets					(277)
Gain on currency forward contracts					-
Total expenses					86,066

Income (Loss) from operations					(7,773)

Other income (expenses):
Interest expense, net					(4,617)
Gain on sale of Ting customer assets, net					20,030
Other expense, net					(370)
Total other income (expenses)					15,043

Income (Loss) before provision for income taxes					$7,270

Adjusted EBITDA	$(18,778)	$7,334	$47,765	$12,500	$48,821

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
Year Ended December 31, 2020

Net Revenues
External Revenues	$17,151	$1,839	$242,254	$49,958	$311,202
Intersegment Revenues	-	-	-	-	-
Total Net Revenues	17,151	1,839	242,254	49,958	311,202
Direct cost of revenues	6,856	183	167,451	25,911	200,401
Segment Gross Margin	10,295	1,656	74,803	24,047	110,801
Network, other costs					10,194
Network, depreciation of property and equipment					12,144
Network, amortization of intangible assets					1,340
Network, impairment of property and equipment					1,638
Gross profit					85,485

Expenses:
Sales and marketing					34,274
Technical operations and development					12,427
General and administrative					20,268
Depreciation of property and equipment					488
Loss (gain) on disposition of property and equipment					(17)
Amortization of intangible assets					10,080
Impairment of definite life intangible assets					1,431
Gain on currency forward contracts					(383)
Total expenses					78,568

Income (Loss) from operations					6,917

Other income (expenses):
Interest expense, net					(3,611)
Gain on sale of Ting customer assets, net					7,612
Other expense, net					(158)
Total other income (expenses)					3,843

Income (Loss) before provision for income taxes					$10,760

Adjusted EBITDA	$(6,349)	$(5,381)	$46,158	$16,545	$50,973

Reconciliation of Income before Provision for Income Taxes to Adjusted EBITDA	Twelve months ended December 31,
(In Thousands of US Dollars)	2022	2021	2020

Net Income for the period	$(27,571)	$3,364	$5,775
Less:
Provision for income taxes	(217)	3,906	4,985
Depreciation of property and equipment	28,187	17,986	12,632
Impairment and loss on disposition of property and equipment	553	435	1,621
Amortization of intangible assets	11,394	10,007	11,420
Impairment of definite life intangible assets	-	-	1,431
Write-down on disposal of Ting Mobile customer assets	-	-	3,513
Interest expense, net	14,456	4,617	3,611
Accretion of contingent liability	248	383	344
Stock-based compensation	7,599	4,592	3,718
Unrealized loss (gain) on change in fair value of foreign currency forward contracts	-	606	(500)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	281	219	461
Acquisition and other costs[1]	2,660	2,706	1,962

Adjusted EBITDA	$37,590	$48,821	$50,973

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

(b)           The following is a summary of the Company’s cost of revenues from each significant revenue stream (Dollar amounts in thousands of US dollars):

	2022	2021	2020

Ting:
Fiber Internet Services	$17,004	$12,035	$6,856

Wavelo:
Platform Services	1,294	504	183
Other professional services	1,632	804	-
Total Wavelo	2,926	1,308	183

Tucows Domains:
Wholesale
Domain Services	147,894	147,213	146,788
Value Added Services	2,514	2,544	3,016
Total Wholesale	150,408	149,757	149,804

Retail	16,482	17,731	17,647
Total Tucows Domains	166,890	167,488	167,451

Tucows Corporate:
Mobile Services and eliminations	9,448	12,208	25,911

Network Expenses:
Network, other costs	17,433	14,769	10,194
Network, depreciation and amortization costs	29,101	18,035	13,484
Network, impairment	92	201	1,638
Total Network Expenses	46,626	33,005	25,316

	$242,894	$226,044	$225,717

(c)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of US dollars):

	December 31, 2022	December 31, 2021

Canada	$1,240	$1,994
United States	280,219	170,630
Europe	36	38
	$281,495	$172,662

(d)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of US dollars):

	December 31, 2022	December 31, 2021

Canada	$2,736	$1,386
United States	24,770	36,732
	$27,506	$38,118

(e)           The following is a summary of the Company’s deferred tax asset, net of valuation allowance, by geographic region (Dollar amounts in thousands of US dollars):

	December 31, 2022	December 31, 2021

Canada	$-	$22
	$-	$22

(f)           Valuation and qualifying accounts (Dollar amounts in thousands of US dollars):

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period

Year Ended December 31, 2022	$541	$152	$-	$693
Year Ended December 31, 2021	$222	$319	$-	$541

21. Subsequent Events:

a. 2023 Stock Buyback Program

On February 9, 2023, the Company announced that its Board of Directors (“Board”) has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 10, 2023 and is expected to terminated on February 9, 2024. The previously announced $40 million buyback program for the period February 11, 2022 to February 10, 2023 was terminated.  According to the terms of our Third Amended 2019 Credit Facility, share repurchases require the Lenders’ consent if the Company’s Total Funded Debt to Adjusted EBITDA ratio exceeds 2.00:1.

b. Issuance of Preferred Units by Ting Fiber, LLC

On January 30, 2023, the Company issued and sold an additional 5,000,000 units of its Series A Preferred Units to Generate at a cash purchase price of $6.00 per unit pursuant to the Unit Purchase Agreement. The Milestone Funding provided the Company with an additional $30.0 million of capital and reduced Generate's future capital commitment under the Unit Purchase Agreement to $82.5 million.

c. Amending Agreement No.2 to the Third Amended and Restated Senior Secured Credit Agreement

On March 14, 2023 the Company entered into an Amending Agreement No.2 (the "Credit Agreement Amendment") to the Third Amended and Restated Senior Secured Credit Agreement with its existing syndicate of lenders (The "Amended Credit Agreement"). The Amended Credit Agreement continues to provide the Company with access to an aggregate of $240 million in committed funds, however there is a suspension to the $60 million accordion during the relief period (the "Leverage Step Up Period"), which is defined as from Closing ( March 14, 2023) to the date that the Company delivers a compliance certificate for the period ending on December 31, 2023 demonstrating compliance with financial covenants. Additionally, the Credit Agreement Amendment has extended the maturity of the Credit Facility to September 30, 2024. As a result of the closing of the Credit Agreement, the Company is subject to the following financial covenants at all times, with monthly testing during the Leverage Step Up Period and reverting to quarterly tests thereafter: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.50:1.00 from March 14, 2023 up to and including September 29, 2023; 4.00:1.00 from September 30, 2023 up to and including December 30, 2023; and 3.75:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. On March 14, 2023 the Company made a repayment of $2.8 million on the Credit Facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tucows Inc.
DATE: March 15, 2023	By:	/s/ Elliot Noss
Name: Elliot Noss
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elliot Noss	President, Chief Executive Officer	March 15, 2023
Elliot Noss	(Principal Executive Officer) and Director

/s/ Davinder Singh	Chief Financial Officer	March 15, 2023
Davinder Singh	(Principal Financial and Accounting Officer)

/s/ Allen Karp	Director	March 15, 2023
Allen Karp

/s/ Marlene Carl	Director	March 15, 2023
Marlene Carl

/s/ Robin Chase	Director	March 15, 2023
Robin Chase

/s/ Erez Gissin	Director	March 15, 2023
Erez Gissin

/s/ Jeffrey Schwartz	Director	March 15, 2023
Jeffrey Schwartz

/s/ Brad Burnham	Director	March 15, 2023
Brad Burnham