Form 10-Q
period 2023-03-31
TUCOWS INC /PA/
filed 2023-05-08
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, there were 10,831,435 outstanding shares of common stock, no par value, of the registrant.

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

PART I.    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	March 31,	December 31,
	2023	2022

Assets

Current assets:
Cash and cash equivalents	$11,773	$23,496
Accounts receivable, net of allowance for doubtful accounts of $625 as of March 31, 2023 and $693 as of December 31, 2022	24,173	18,404
Contract asset, current portion (note 9)	5,172	5,159
Inventory	6,539	7,284
Prepaid expenses and deposits	18,331	17,005
Derivative instrument asset, current portion (note 4)	1,249	1,903
Deferred costs of fulfillment, current portion (note 10)	98,258	94,198
Income taxes recoverable	2,206	2,471
Total current assets	167,701	169,920

Contract asset, long-term portion (note 9)	124	2,328
Deferred costs of fulfillment, long-term portion (note 10)	16,372	16,476
Investments	2,012	2,012
Deferred tax asset	8	-
Property and equipment	303,791	281,495
Right of use operating lease asset	22,191	20,489
Contract costs	1,976	1,827
Intangible assets (note 5)	37,084	39,790
Goodwill (note 5)	130,410	130,410
Total assets	$681,669	$664,747

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$16,639	$17,171
Accrued liabilities	22,032	22,653
Customer deposits	16,126	15,783
Derivative instrument liability, current portion (note 4)	129	389
Operating lease liability, current portion (note 11)	5,040	4,642
Deferred revenue, current portion (note 9)	128,977	122,894
Accreditation fees payable, current portion	662	809
Income taxes payable	2,515	2,248
Other current liabilities	-	1,600
Total current liabilities	192,120	188,189

Deferred revenue, long-term portion (note 9)	22,457	22,237
Accreditation fees payable, long-term portion	-	142
Operating lease liability, long-term portion (note 11)	13,660	12,438
Loan payable, long-term portion (note 6)	236,025	238,930
Redeemable preferred shares (note 17)	124,804	90,434
Deferred tax liability	12,951	15,720

Stockholders' equity (note 13)
Common stock - no par value, 250,000,000 shares authorized; 10,831,435 shares issued and outstanding as of March 31, 2023 and 10,817,110 shares issued and outstanding as of December 31, 2022	32,461	31,868
Additional paid-in capital	9,759	8,106
Retained earnings	36,816	55,899
Accumulated other comprehensive income (note 4)	616	784
Total stockholders' equity	79,652	96,657
Total liabilities and stockholders' equity	$681,669	$664,747

Contingencies (note 18)
Subsequent events (note 19)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Income

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022

Net revenues (note 9)	$80,430	$81,099

Cost of revenues (note 9)
Direct cost of revenues	49,290	49,421
Network, other costs	6,323	4,180
Network, depreciation of property and equipment	8,436	5,895
Network, amortization of intangible assets (note 5)	378	378
Network, impairment of property and equipment	1,942	27
Total cost of revenues	66,369	59,901

Gross profit	14,061	21,198

Expenses:
Sales and marketing	15,737	11,987
Technical operations and development	4,815	3,765
General and administrative	8,146	7,296
Depreciation of property and equipment	152	148
Loss on disposition of property and equipment	-	385
Amortization of intangible assets (note 5)	2,494	2,465
Total expenses	31,344	26,046

Income (Loss) from operations	(17,283)	(4,848)

Other income (expenses):
Interest expense, net	(7,880)	(1,796)
Income earned on sale of transferred assets, net (note 16)	4,370	4,752
Other expense, net	-	(50)
Total other income (expenses)	(3,510)	2,906

Income (Loss) before provision for income taxes	(20,793)	(1,942)

Provision for income taxes (note 7)	(1,710)	1,078

Net income (loss) for the period	(19,083)	(3,020)

Other comprehensive income, net of tax
Unrealized income (loss) on hedging activities (note 4)	68	968
Net amount reclassified to earnings (note 4)	(236)	66
Other comprehensive income (loss) net of tax expense (recovery) of ($52) and $329 for the three months ended March 31, 2023 and March 31, 2022 (note 4)	(168)	1,034

Comprehensive income (loss), for the period	$(19,251)	$(1,986)

Basic loss per common share (note 8)	$(1.77)	$(0.28)

Shares used in computing basic loss per common share (note 8)	10,806,321	10,754,758

Diluted loss per common share (note 8)	$(1.77)	$(0.28)

Shares used in computing diluted loss per common share (note 8)	10,806,321	10,754,758

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash provided by:
Operating activities:
Net income/(loss) for the period	$(19,083)	$(3,020)
Items not involving cash:
Depreciation of property and equipment	8,588	6,043
Impairment of property and equipment	1,942	27
Amortization of debt discount and issuance costs	238	120
Amortization of intangible assets	2,872	2,843
Net amortization contract costs	(149)	(227)
Accretion of contingent consideration	-	98
Deferred income taxes (recovery)	(2,710)	(686)
Excess tax benefits on share-based compensation expense	(1)	(52)
Net Right of use operating assets/Operating lease liability	(82)	59
Loss on disposal of domain names	-	2
Accretion of redeemable preferred shares	3,037	-
Loss on change in the fair value of forward contracts	745	-
Amortization of discontinued cash flow hedge from Accumulated other income	(572)	-
Stock-based compensation	2,246	1,391
Change in non-cash operating working capital:
Accounts receivable	(5,769)	(1,812)
Contract assets	2,191	(2,505)
Inventory	745	(281)
Prepaid expenses and deposits	(1,326)	(2,235)
Deferred costs of fulfillment	(3,956)	(1,949)
Income taxes recoverable	518	482
Accounts payable	(156)	2,267
Accrued liabilities	(926)	1,111
Customer deposits	343	(623)
Deferred revenue	6,303	4,368
Accreditation fees payable	(289)	(14)
Net cash provided by/(used in) operating activities	(5,251)	5,407

Financing activities:
Proceeds received on exercise of stock options	-	515
Proceeds from redeemable preferred shares	30,000	-
Deferred preferred financing costs	145	-
Contingent consideration for acquisitions	(1,600)	(2,000)
Proceeds received on loan payable	-	16,500
Repayment of loan payable	(2,800)	-
Payment of loan payable costs	(305)	(177)
Net cash (used in) provided by financing activities	25,440	14,838

Investing activities:
Additions to property and equipment	(31,746)	(23,054)
Acquisition of intangible assets	(166)	(95)
Net cash used in investing activities	(31,912)	(23,149)

Increase (decrease) in cash and cash equivalents	(11,723)	(2,904)

Cash and cash equivalents, beginning of period	23,496	9,105
Cash and cash equivalents, end of period	$11,773	$6,201

Supplemental cash flow information:
Interest paid	$3,885	$1,683
Income taxes paid, net	$501	$896
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$1,581	$1,909

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

2. Basis of Presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at  March 31, 2023 and the results of operations and cash flows for the interim periods ended March 31, 2023 and 2022. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in Tucows' 2022 Annual Report on Form 10-K filed with the SEC on March 15, 2023 (the “2022 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three months ended March 31, 2023 as compared to the significant accounting policies and estimates described in our 2022 Annual Report.

3. Recent Accounting Pronouncements:

Recent Accounting Pronouncements Not Yet Adopted

None.

4. Derivative Instruments and Hedging Activities:

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

The Company has designated certain of these foreign exchange transactions as cash flow hedges of forecasted transactions under ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASC Topic 815”). For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. The Company designated the interest rate swap as a cash flow hedge of expected future interest payments at the inception of the contract. Accordingly, for the foreign exchange, unrealized gains or losses on the effective portion of these contracts were included within other comprehensive income and reclassified to earnings when the hedged transaction is settled. Cash flows from hedging activities were classified under the same category as the cash flows from the hedged items in the consolidated statements of cash flows. The fair value of the contracts, as of  March 31, 2023 and December 31, 2022, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

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

As of March 31, 2023, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $48.7 million, of which $48.7 million met the requirements of ASC Topic 815 and were designated as hedges.

As of December 31, 2022, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $49.7 million, of which $49.7 million met the requirements of ASC Topic 815 and were designated as hedges.

As of March 31, 2023, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset

April - June 2023	$16,248	1.3417	$(123)
July - September 2023	18,041	1.3608	141
October - December 2023	14,430	1.3721	249
	$48,719	1.3578	$267

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of March 31, 2023 Fair Value Asset	As of December 31, 2022 Fair Value Asset
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$267	$(84)
Interest rate swap contract discontinued as a cash flow hedge (net)	Derivative instruments	853	1,598
Total foreign currency and interest swap forward contracts (net)	Derivative instruments	$1,120	$1,514

Movement in accumulated other comprehensive income (AOCI) balance for the three months ended March 31, 2023 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2022	$1,032	$(248)	$784
Other comprehensive income (loss) before reclassifications	90	(22)	68
Amount reclassified from AOCI	261	(64)	197
Amortization of discontinued cash flow hedge	(571)	138	(433)
Other comprehensive income (loss) for the three months ended March 31, 2023	(220)	52	(168)

Ending AOCI Balance - March 31, 2023	$812	$(196)	$616

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended March 31, 2023 and 2022 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(211)
Foreign currency forward contracts for the three months ended March 31, 2023	$68	Cost of revenues	$(50)

Interest rate swap contract for the three months ended March 31, 2023	$-	Interest expense, net	$-

		Operating expenses	$(58)
Foreign currency forward contracts for the three months ended March 31, 2022	$1,056	Cost of revenues	$(12)

Interest rate swap contract for the three months ended March 31, 2022	$(88)	Interest expense, net	$(17)

For those interest rate swap contracts not designated as hedges, the Company recorded the following fair value adjustments on settled and outstanding contracts (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended March 31,
Interest rate swap contracts not designated as hedges:	2023	2022

Gain (loss) on matured swaps	$776	$-
Gain (loss) on change in fair value on unsettled swaps	745	-
	$1,521	$-

5. Goodwill and Other Intangible Assets:

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance is $130.4 million as of  March 31, 2023 and $130.4 million as of December 31, 2022. The Company's goodwill relates 83% ($107.7 million) to the Tucows Domains operating segment, 17% ($22.7 million) to the Ting operating segment and nil to the Wavelo operating segment.

Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present. No impairment was recognized during the three months ended March 31, 2023 and 2022.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended  March 31, 2023 and March 31, 2022, the Company assessed that all domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should be renewed.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years.

In the first quarter of 2023 the Company purchased customer relationship assets through hosting agreements whereby customer assets and domain names were obtained. These customer assets are being amortized over seven years.

Net book value of acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, December 31, 2022	$11,155	$1,129	$2,940	$20,813	$2,770	$983	$39,790
Acquisition of customer relationships	-	-	-	166	-	-	166
Amortization expense	-	-	(518)	(2,174)	(155)	(25)	(2,872)
Balances, March 31, 2023	$11,155	$1,129	$2,422	$18,805	$2,615	$958	$37,084

The following table shows the estimated amortization expense for each of the next 5 years and thereafter, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
Remainder of 2023	$7,505
2024	5,498
2025	4,095
2026	2,737
2027	1,476
Thereafter	3,489
Total	$24,800

6. Loan Payable:

Third Amended 2019 Credit Facility

On June 14, 2019, the Company and its wholly owned subsidiaries, Tucows.com Co, Ting Fiber, Inc., Tucows (Delaware) Inc. and Tucows (Emerald), LLC entered into an Amended and Restated Senior Secured Credit Agreement (the "Amended 2019 Credit Facility") with Royal Bank ("RBC") as administrative agent and lenders party thereto (collectively with RBC, the "Lenders") under which the Company had access to an aggregate of up to $240 million in funds.

On August 8, 2022, the Company entered into a Third Amended and Restated Senior Secured Credit Agreement (the “Amended Credit Agreement”) with its existing lenders. The Amended Credit Agreement continues to provide the Company with access to an aggregate of $240 million in committed funds (the Credit Facility). Under the Amended Credit Agreement, and in connection with the Unit Purchase Agreement (as defined in Note 18 - Redeemable preferred shares), the Lenders agreed that Ting Fiber Inc. (converted to Ting LLC) and its wholly owned subsidiaries ceased to be Guarantors under the Credit Facility and shall automatically be released from the respective guarantee and security documents, including a release of the Lenders' security interests and liens upon the assets of such entities. The terms of the LLC agreement with Generate prohibit Tucows from funding the operations or capital investments in Ting LLC with funds generated by its subsidiaries outside of Ting LLC or its wholly owned subsidiaries ("Excluding-Ting"). Additionally, the Amended Credit Agreement has extended the maturity of the Credit Facility to June 14, 2024. Excluding-Ting was subject to the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.00:1.00 until September 29, 2023 and 3.75:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. The Amended Credit Agreement also requires Excluding-Ting to comply with other customary terms and conditions. Both the maturity date and maximum Total Funded Debt to Adjusted EBITDA Ratio covenant were subsequently amended on March 14, 2023 described more fully below. The Amended Credit Agreement added SOFR Loans as a form of advance available under the Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum).

Amending Agreement No.2 to the Third Amended and Restated Senior Secured Credit Agreement

On March 14, 2023 Excluding-Ting entered into an Amending Agreement No.2 (the "Credit Agreement Amendment") to the Third Amended and Restated Senior Secured Credit Agreement with its existing syndicate of lenders (The "Credit Agreement Amendment"). The Credit Agreement Amendment continues to provide Excluding-Ting with access to an aggregate of $240 million in committed funds, however there is a suspension to the $60 million accordion during the relief period (the "Leverage Step Up Period"), which is defined as from Closing ( March 14, 2023) to the date that Excluding-Ting delivers a compliance certificate for the period ending on December 31, 2023 demonstrating compliance with financial covenants. Additionally, the Credit Agreement Amendment has extended the maturity of the Credit Facility to September 30, 2024. As a result of the closing of the Credit Agreement, Excluding-Ting is subject to the following financial covenants at all times, with monthly testing during the Leverage Step Up Period and reverting to quarterly tests thereafter: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.50:1.00 from March 14, 2023 up to and including September 29, 2023; 4.00:1.00 from September 30, 2023 up to and including December 30, 2023; and 3.75:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. On March 14, 2023, Excluding-Ting made a repayment of $2.8 million on the Credit Facility.

Credit Facility Terms

During the three months ended March 31, 2023, and the three months ended March 31, 2022 Excluding-Ting was in compliance with the covenants under the credit agreements in effect at the time.

Borrowings under the Amended Credit Agreement will accrue interest and standby fees based on Excluding-Ting’s Total Funded Debt to Adjusted EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:
Availment type or fee	Less than 1.75	Greater than or equal to 1.75 and less than 2.25	Greater than or equal to 2.25 and less than 2.75	Greater than or equal to 2.75 and less than 3.25	Greater than or equal to 3.25 and less than 3.75	Greater than or equal to 3.75 and less than 4.00	Greater than or equal to 4.00
Canadian dollar borrowings based on Bankers’ Acceptance or U.S. dollar borrowings based on SOFR (Margin)	1.50%	1.75%	2.25%	2.50%	2.75%	3.00%	3.50%
Canadian or U.S. dollar borrowings based on Prime Rate or U.S. dollar borrowings based on Base Rate (Margin)	0.25%	0.50%	1.0%	1.25%	1.50%	1.75%	2.25%
Standby fees	0.30%	0.35%	0.45%	0.50%	0.55%	0.60%	0.70%

The following table summarizes Excluding-Ting's borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	March 31, 2023	December 31, 2022

Revolver	$236,900	$239,700
Less: unamortized debt discount and issuance costs	(875)	(770)
Total loan payable	236,025	238,930
Less: loan payable, current portion	-	-
Loan payable, long-term portion	$236,025	$238,930

The following table summarizes our scheduled principal repayments as of  March 31, 2023 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2023	$-
2024	236,900
$236,900

7. Income Taxes:

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

For the three months ended March 31, 2023, the Company recorded an income tax recovery of $1.7 million on net loss before income taxes of $20.8 million, using an estimated effective tax rate for the fiscal year ending December 31, 2023. Our effective tax rates for the three months ended March 31, 2023  differs from the U.S. federal statutory rate primarily due to an increase in valuation allowance on net operating losses.

For the three months ended March 31, 2022, the Company recorded an income tax expense of $1.1 million on net loss before income taxes of $1.9 million, using an estimated effective tax rate for the fiscal year ending December 31, 2022 adjusted for certain minimum state taxes. Our effective tax rate for the three months ended March 31, 2022 is also adversely impacted by a change in the geographical mix of income and current tax on foreign earnings.

8. Basic and Diluted Earnings per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of US dollars, except for share data):

	Three Months Ended March 31,
	2023	2022

Numerator for basic and diluted earnings per common share:
Net income/(loss) for the period	$(19,083)	$(3,020)

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,806,321	10,754,758
Effect of outstanding stock options	-	-
Diluted weighted average number of shares outstanding	10,806,321	10,754,758

Basic earnings/(loss) per common share	$(1.77)	$(0.28)

Diluted earnings/(loss) per common share	$(1.77)	$(0.28)

For the three ended March 31, 2023, the Company recorded a net loss, thus all outstanding options were considered anti-dilutive and excluded from the computation of diluted income per common share.

For the three months ended March 31, 2022 the Company recorded a net loss, thus all outstanding options were considered anti-dilutive and excluded from the computation of diluted income per common share.

9. Revenue:

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

Nature of goods and services

The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments, see Note 12 – Segment Reporting.

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

Platform service agreements contain both platform services and professional services. Platform services offer a variety of solutions that support CSPs, including subscription and billing management, network orchestration and provisioning, and individual developer tools through a single, cloud based service. Consideration under platform service arrangements includes both a variable component that changes each month depending on the number of subscribers hosted on the platform, as well as platform payments and credits. The Company estimates platform payment and credit consideration over the term of the contract and recognizes the portion related to platform services evenly over the term of the contract. The Company recognizes variable subscriber fees, as the fees are invoiced. Platform services represent a single promise to provide continuous access (i.e. a stand-ready performance obligation) to the platform. As each month of providing access to the platform is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, the performance obligation is comprised of a series of distinct service periods. Professional services provided under platform service arrangements can include implementation, training, consulting or software development/modification services. Revenues related to professional services are distinct from the other promises in the contract(s) and are recognized as the related services are performed, on the basis of hours consumed. Platform payment and credit consideration is allocated between the platform services and professional services performance obligations by estimating the standalone selling price (“SSP”) of each performance obligation. The Company estimates the SSP of professional services based on observable standalone sales. The SSP of platform services is derived using the residual approach by estimating the total contract consideration and subtracting the SSP of professional services. Total contract consideration is estimated at contract inception, considering any constraints that may apply and updating the estimates as new information becomes available.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended March 31,
	2023	2022
Ting:
Fiber Internet Services	$11,853	$9,788

Wavelo:
Platform Services	6,498	6,097
Other Professional Services	802	750
Total Wavelo	7,300	6,847

Tucows Domains
Wholesale
Domain Services	46,293	46,836
Value Added Services	4,531	5,649
Total Wholesale	50,824	52,485

Retail	8,418	9,061
Total Tucows Domains	59,242	61,546

Tucows Corporate:
Mobile services and eliminations	2,035	2,918

	$80,430	$81,099

During the three months ended March 31, 2023 and the  three months ended March 31, 2022 no one customer accounted for more than 10% of total revenue.

At March 31, 2023, one customer represented 53% of accounts receivables. As of December 31, 2022, one customer represented 46% of total accounts receivable.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended March 31,
	2023	2022

Ting:
Fiber Internet Services	$3,985	$4,038

Wavelo:
Platform Services	334	185
Other Professional Services	692	776
Total Wavelo	1,026	961

Tucows Domains:
Wholesale
Domain Services	37,002	36,397
Value Added Services	606	656
Total Wholesale	37,608	37,053

Retail	4,113	4,759
Total Tucows Domains	41,721	41,812

Tucows Corporate:
Mobile services and eliminations	2,558	2,610

Network Expenses:
Network, other costs	6,323	4,180
Network, depreciation of property and equipment	8,436	5,895
Network, amortization of intangible assets	378	378
Network, impairment of property and equipment	1,942	27
Total Network Expenses	17,079	10,480

	$66,369	$59,901

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

Significant changes in deferred revenue for the three months ended March 31, 2023 were as follows (Dollar amounts in thousands of U.S. dollars):

Deferred revenue:

March 31, 2023

Balance, beginning of period	$145,131
Deferred revenue	66,736
Recognized revenue	(60,433)
Balance, end of period	$151,434

The Company receives consideration for long-term mobile platform service contracts, which we collect variably each month depending on the number of subscribers hosted on the platform (subject to certain minimums) as well as through certain fixed platform fees and credits. Contract assets are recorded for services delivered under long-term mobile platform services contracts, to the extent that the services delivered exceed the services which have been billed to the customer at the reporting date. Contract assets are transferred to receivables when the rights to consideration become unconditional. All contract assets transfer to receivables within three months of when they are recognized. Significant changes in the contract assets for the three months ended March 31, 2023 were as follows (Dollar amounts in thousands of U.S dollars):

Contract assets:

March 31, 2023

Balance, beginning of period	$7,487
Consideration recognized as revenue	5,532
Transferred to receivables	(7,723)
Balance, end of period	$5,296

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

10. Costs to obtain and fulfill a Contract:

Deferred costs of fulfillment

Deferred costs to fulfill contracts primarily consist of domain registration costs which have been paid to a domain registry, and are capitalized as deferred costs of fulfillment. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. The Company also defers certain technology design and data migration costs it incurs to fulfil its performance obligations contained in our platform services arrangements. For the three months ended March 31, 2023, the Company deferred $46.7 million and amortized $42.7 million of contract costs. There was no impairment loss recognized in relation to the costs capitalized during the three months ended March 31, 2023. Amortization expense of deferred costs is included in cost of revenue.

The breakdown of the movement in the deferred costs of fulfillment balance for the three months ended March 31, 2023 is as follows (Dollar amounts in thousands of U.S. dollars).

March 31, 2023

Balance, beginning of period	$110,674
Deferral of costs	46,703
Recognized costs	(42,747)
Balance, end of period	$114,630

11. Leases:

We lease datacenters, corporate offices and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended March 31,
	2023	2022
Operating Lease Cost (leases with a total term greater than 12 months)	$1,273	$849
Short-term Lease Cost (leases with a total term of 12 months or less)	87	11
Variable Lease Cost	434	103
Total Lease Cost	$1,794	$963

Lease Cost is presented in general and administrative expenses and network expenses within our consolidated statements of operations and comprehensive income.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended March 31,
Supplemental cashflow information:	2023	2022
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,378	$936
Operating Lease - Operating Cash Flows (Liability Reduction)	$1,219	$832
New ROU Assets - Operating Leases	$2,821	$1,378

Supplemental balance sheet information related to leases:	March 31, 2023	December 31, 2022
Weighted Average Discount Rate	4.78%	3.11%
Weighted Average Remaining Lease Term	6.36 yrs	7.36 yrs

Maturity of lease liability as of  March 31, 2023 (Dollar amounts in thousands of U.S. dollars):

March 31, 2023
Remaining of 2023	$4,344
2024	5,279
2025	3,851
2026	2,136
2027	1,408
Thereafter	3,948
Total future lease payments	20,967
Less imputed interest	2,267
Total	$18,700

Operating lease payments include payments under the non-cancellable term, without any additional amounts related to options to extend lease terms that are reasonably certain of being exercised.

As of March 31, 2023, we have not entered into lease agreements that have not yet commenced.

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

12. Segment Reporting:

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

Our reportable operating segments and their principal activities consist of the following:

1.     Ting - This segment derives revenue from providing retail high speed Internet access services to individuals and small businesses.  Revenues are generated in the United States.

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

2.     Segment adjusted EBITDA - segment gross margin as well as the recurring income earned on sale of transferred assets, less network expenses and certain operating expenses attributable to each segment, such as sales and marketing, technical operations and development, general and administration expenses but excludes gains and losses from unrealized foreign currency, stock-based compensation and transactions that are not indicative of on-going performance, including acquisition and transition costs. Certain revenues and expenses disclosed under the Tucows Corporate category are excluded from segment EBITDA results as they are centrally managed and not monitored by or reported to our CEO by segment, including Mobile Retail Services, eliminations of intercompany transactions, portions of Finance and Human Resources that are centrally managed, Legal and Corporate IT.

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

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in “Note 9 – Revenue”), which is regularly reported to the chief operating decision maker, and the reconciliations thereof to our income before taxes, are set out in the following tables (Dollar amounts in thousands of US dollars):

Reconciliation of Income before Provision for Income Taxes to Adjusted EBITDA	Three Months Ended March 31,
(In Thousands of US Dollars)	2023	2022
(unaudited)	(unaudited)	(unaudited)

Net Income (Loss) for the period	$(19,083)	$(3,020)
Less:
Provision for income taxes	(1,710)	1,078
Depreciation of property and equipment	8,588	6,043
Impairment and loss on disposition of property and equipment	1,942	412
Amortization of intangible assets	2,872	2,843
Interest expense, net	7,880	1,796
Accretion of contingent liability	-	98
Stock-based compensation	2,246	1,391
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	40	53
Acquisition and other costs[1]	255	617

Adjusted EBITDA	$3,030	$11,311

1 Acquisition and other costs represent transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses, primarily related to our acquisitions, including Simply Bits in November 2021. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Three Months Ended March 31, 2023

Net Revenues
External Revenues	$11,853	$7,958	$59,242	$1,377	$80,430
Intersegment Revenues	-	658	-	(658)	-
Total Net Revenues	11,853	7,300	59,242	2,035	80,430
Direct cost of revenues	3,985	1,026	41,721	2,558	49,290
Segment Gross Margin	7,868	6,274	17,521	(523)	31,140

Network, other costs					6,323
Network, depreciation of property and equipment					8,436
Network, amortization of intangible assets					378
Network, impairment of property and equipment					1,942
Gross profit					14,061

Expenses:
Sales and marketing					15,737
Technical operations and development					4,815
General and administrative					8,146
Depreciation of property and equipment					152
Loss on disposition of property and equipment					-
Amortization of intangible assets					2,494
Loss (gain) on currency forward contracts					-
Total expenses					31,344

Income (Loss) from operations					(17,283)

Other income (expenses):
Interest expense, net					(7,880)
Income earned on sale of transferred assets					4,370
Other expense, net					-
Total other income (expense)					(3,510)

Income (Loss) before provision for income taxes					$(20,793)

Adjusted EBITDA	$(9,273)	$335	$10,338	$1,630	$3,030

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Three Months Ended March 31, 2022

Net Revenues
External Revenues	$9,788	$7,004	$61,546	$2,761	$81,099
Intersegment Revenues	-	157	-	(157)	-
Total Net Revenues	9,788	6,847	61,546	2,918	81,099
Direct cost of revenues	4,038	961	41,812	2,610	49,421
Segment Gross Margin	5,751	5,886	19,733	308	31,678

Network, other costs					4,180
Network, depreciation of property and equipment					5,895
Network, amortization of intangible assets					378
Network, impairment of property and equipment					27
Gross profit					21,198

Expenses:
Sales and marketing					11,987
Technical operations and development					3,765
General and administrative					7,296
Depreciation of property and equipment					148
Loss on disposition of property and equipment					385
Amortization of intangible assets					2,465
Loss (gain) on currency forward contracts					-
Total expenses					26,046

Income (Loss) from operations					(4,848)

Other income (expenses):
Interest expense, net					(1,796)
Income earned on sale of transferred assets					4,752
Other expense, net					(50)
Total other income (expense)					2,906

Income (Loss) before provision for income taxes					$(1,942)

Adjusted EBITDA	$(4,321)	$2,047	$11,774	$1,811	$11,311

(b)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of US dollars):

	March 31, 2023	December 31, 2022

Canada	$1,348	$1,240
United States	302,407	280,219
Europe	36	36
	$303,791	$281,495

(c)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of US dollars):

	March 31, 2023	December 31, 2022

Canada	$2,349	$2,736
United States	22,451	24,770
Germany	-	-
	$24,800	$27,506

(d)           Valuation and qualifying accounts (Dollar amounts in thousands of US dollars):

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period

Three Months Ended March 31, 2023	$693	$-	$68	$625
Twelve months ended December 31, 2022	$541	$152	$-	$693

13. Stockholders' Equity:

The following table summarizes stockholders' equity transactions for the three-month March 31, 2023 (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained	comprehensive	stockholders'
	Number	Amount	capital	earnings	income (loss)	equity

Balances, December 31, 2022	10,817,110	$31,868	$8,106	$55,899	$784	$96,657

Exercise of stock options	-	-	-	-	-	-
Stock-based compensation	14,325	593	1,653	-		2,246
Net income	-	-	-	(19,083)	-	(19,083)
Other comprehensive income (loss)	-	-	-	-	(168)	(168)
Balances, March 31, 2023	10,831,435	$32,461	$9,759	$36,816	$616	$79,652

2023 Stock Buyback Program

On February 9, 2023, the Company announced that its Board has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The $40 million buyback program commenced on February 10, 2023 and is expected to terminated on February 9, 2024. For the three months ended March 31, 2023, the Company did not repurchase shares under this program.

2022 Stock Buyback Program

On  February 10, 2022, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on  February 11, 2022 and was terminated on  February 10, 2023. For the three months ended March 31, 2023, the Company did not repurchase shares under this program.

2021 Stock Buyback Program

On  February 9, 2021, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on  February 10, 2021 and was terminated on  February 9, 2022. For the three months ended March 31, 2022 the Company did not repurchase shares under this program.

14. Share-based Payments:

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

Details of Company Option transactions for the three months ended  March 31, 2023 and  March 31, 2022 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	1,036,748	$59.97	901,651	$56.44
Granted	10,000	22.36	7,000	71.43
Exercised	-	-	(11,592)	56.63
Forfeited	(18,423)	60.04	(12,568)	86.20
Expired	(6,725)	67.25	(1,237)	62.51
Outstanding, end of period	1,021,600	60.04	883,254	64.37
Options exercisable, end of period	515,204	$62.70	405,846	$56.40

As of March 31, 2023, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$22.36 - $22.36	10,000	$22.36	7.0	$-	-	$-	-	$-
$30.70 - $30.74	20,000	30.71	6.7	-	-	-	-	-
$40.04 - $48.00	229,110	42.38	5.9	-	7,000	47.29	1.8	-
$51.82 - $59.98	197,708	55.72	1.5	-	192,158	55.72	1.4	-
$60.01 - $68.41	310,108	62.09	3.3	-	219,353	62.68	3.1	-
$70.13 - $79.51	238,174	78.54	4.9	-	89,756	77.43	4.6	-
$80.61 - $82.07	16,500	81.27	5.5	-	6,937	81.60	5.5	-
	1,021,600	$59.58	4.1	$-	515,204	$62.70	2.7	$-

Total unrecognized compensation cost relating to unvested stock options at March 31, 2023, prior to the consideration of expected forfeitures, is approximately $7.1 million and is expected to be recognized over a weighted average period of 2.4 years.

2022 Wavelo Equity Compensation Plan

On November 9, 2022 the Board of Wavelo approved Wavelo's Equity Compensation Plan (Wavelo ECP), which has been established for the benefit of the employees, officers, directors and certain consultants of Wavelo or Tucows. The Wavelo stock options were introduced in order to provide variable compensation that helps retain executives and ensures that our executives' interests are aligned with those stakeholders of the business to grow long-term value. Wavelo is a wholly owned subsidiary of Tucows. The maximum number of Wavelo common shares which have been set aside for issuance under the 2022 Plan is 20 million shares, currently there are 100 million shares outstanding. The options issued under the ECP primarily vest over a period of three years and have a 7-year term. For the initial grants under the plan, the first 25% became exercisable within three months and vesting ratably monthly thereafter, subsequently for three years. Compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of share-based instrument at the time of the grant and are recognized as expense over the vesting period of the share-based instrument. The Company recognizes forfeitures as they occur.

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

Details of Wavelo's stock option transactions for the three months ended  March 31, 2023 and  March 31, 2022 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	15,975,528	$1.27	-	$-
Granted	580,750	1.27	-	-
Exercised	-	-	-	-
Forfeited	(86,683)	1.27	-	-
Expired	-	-	-	-
Outstanding, end of period	16,469,595	1.27	-	-
Options exercisable, end of period	4,602,003	$1.27	-	$-

As of March 31, 2023, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $1.27	16,469,595	$1.27	6.6	$-	4,602,003	$1.27	6.6	$-
	16,469,595	$1.27	6.6	$-	4,602,003	$1.27	6.6	$-

Total unrecognized compensation cost relating to unvested stock options at March 31, 2023, prior to the consideration of expected forfeitures, is approximately $5.7 million and is expected to be recognized over a weighted average period of 2.9 years.

2022 Ting Equity Compensation Plan

On January 16, 2023 the Board of Ting Fiber, LLC approved Ting's Equity Compensation Plan (Ting ECP), which has been established for the benefit of the employees, officers, directors and certain consultants of Ting or Tucows. The Ting stock options were introduced in order to provide variable compensation that helps retain executives and ensures that our executives' interests are aligned with those stakeholders of the business to grow the long-term value. The maximum number of Ting common units that have been set aside for issuance under the plan is 10 million units, currently there are 100 million common units outstanding. Generally, options issued under the ECP vest over a four-year period and have a term not exceeding ten years. Compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of share-based instrument at the time of the grant and are recognized as expense over the vesting period of the share-based instrument.

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

Details of Ting's stock option transactions for the three months ended  March 31, 2023 and  March 31, 2022 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	-	$-	-	$-
Granted	7,315,000	6.00	-	-
Exercised	-	-	-	-
Forfeited	(35,473)	6.00	-	-
Expired	-	-	-	-
Outstanding, end of period	7,279,527	6.00	-	-
Options exercisable, end of period	1,836,206	$6.00	-	$-

As of March 31, 2023, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $6.00	7,279,527	$6.00	6.8	$-	1,836,206	$6.00	6.8	$-
	7,279,527	$6.00	6.8	$-	1,836,206	$6.00	6.8	$-

Total unrecognized compensation cost relating to unvested stock options at March 31, 2023, prior to the consideration of expected forfeitures, is approximately $0.5 million and is expected to be recognized over a weighted average period of 2.9 years.

The Company recorded stock-based compensation of $2.2 million for the three months ended March 31, 2023, and $1.4 million for the three months ended March 31, 2022, respectively. Details of the stock-based compensation expense are as follows:

	Three Months Ended
	2023	2022
Company options	$1,504	$1,391
Wavelo options	546	-
Ting options	196	-
Total Stock Based Compensation expense	$2,246	$1,391

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at March 31, 2023 (Dollar amounts in thousands of U.S. dollars):

	March 31, 2023
	Fair Value Measurement Using			Assets
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset, net	$-	$1,120	$-	$1,120

Total asset, net	$-	$1,120	$-	$1,120

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

16. Other income:

On August 1, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and between the Company and DISH Wireless L.L.C.(“DISH”). Under the Purchase Agreement and in accordance with the terms and conditions set forth therein, the Company sold to DISH its mobile customer accounts that are marketed and sold under the Ting brand (other than certain customer accounts associated with one network operator) (“Transferred Assets”). For a period of 10 years following the execution of the Purchase Agreement, DISH will pay a monthly fee to the Company generally equal to an amount of net revenue received by DISH in connection with the transferred customer accounts minus certain fees and expenses, as further set forth in the Purchase Agreement. The Company earned$4.4 million and$4.8 million under the Purchase Agreement during the three months ended March 31, 2023 and 2022.

(Dollar amounts in thousands of U.S. dollars)	Three Months Ended March 31,
	2023	2022
Income earned on sale of Transferred Assets	$4,370	$4,752
Total Other Income	$4,370	$4,752

17. Redeemable preferred shares:

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

Under the terms of the LLC Agreement, the Company is mandatorily required to redeem the redeemable preferred shares prior to the earliest of (i) a sale of the Company, (ii) a public offering, (iii) an event of default (or similar term) by Tucows Inc. or any of its affiliates under, (iv) a material breach if not cured or otherwise remedied in accordance with the terms of any credit facility (taking into account any cure periods), by the Company or any of its Subsidiaries under any debt facilities where the Company or any of its Subsidiaries incurs indebtedness for borrowed money, (v) the Company failed to pay the preferred return for two consecutive quarters, and (vi) the six-year anniversary of the Transaction Close. Due to the fact that the redeemable preferred shares are mandatorily redeemable, the redeemable preferred units are classified as a liability in the accompanying consolidated balance sheets. The liability was initially recorded at fair value and subsequently recorded at the present value of the settlement amount, which includes the preferred return payments required until the instrument's expected maturity on the sixth anniversary of the Transaction Close, August 10, 2028 using the implicit rate of return of the instrument, 15%. The Company recorded $4.2 million accretion expense on the redeemable preferred shares for the three months ended March 31, 2023, recorded as interest expense, net in the accompanying consolidated statements of operations and comprehensive income (loss).

The Company incurred $0.9 million of legal fees related to the redeemable preferred share issuance, which have been reflected as a reduction to the carrying amount of the redeemable preferred unit balance and will be amortized to interest expense, net in the accompanying consolidated statements of operations and comprehensive income (loss) over the expected six-year term instrument.

On January 30, 2023, the Company issued and sold an additional 5,000,000 units of its Series A Preferred Units to Generate at a cash purchase price of $6.00 per unit. The Milestone Funding provided the Company with an additional $30.0 million of capital. As of March 31, 2023 the remaining capital commitment on the Unit Purchase Agreement was $82.5 million.

As of March 31, 2023, the redeemable preferred units have an aggregate liquidation preference of $125.6 million, plus any accrued and unpaid preferred return thereon, plus a Make-Whole Premium should redemption occur before the fourth anniversary of the Transaction Date and are senior to the Ting Fiber, LLC common shares with respect to sale, dissolution, liquidation or winding up of the Company.

The following table summarizes the Company’s borrowings under the preferred share agreement (Dollar amounts in thousands of U.S. dollars):

	March 31, 2023	December 31, 2022

Opening Balance	$91,396	$-
Add: Funding at Transaction Close	-	60,000
Add: Milestone Funding	30,000	27,500
Add: Accretion of redeemable preferred shares	4,179	3,896
Redeemable Preferred Shares balance	125,575	91,396
Less: Deferred Preferred Financing Costs	(771)	(962)
Total Redeemable Preferred Shares	$124,804	$90,434

The following table summarizes our scheduled repayments as of March 31, 2023 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2023	$-
2024	9,241
2025	23,424
2026	23,296
2027 and thereafter	191,759
$247,720

On April 21, 2023, the Company issued and sold an additional 833,333 units of its Series A Preferred Units to Generate at a cash purchase price of $6.00 per unit. The Milestone Funding provided the Company with an additional $5.0 million of capital. See "Note 19 (a) - Subsequent Events" for more information on the Milestone Funding.

On May 4, 2023, Ting Fiber, LLC executed the Ting Class C Notes - Redemption Agreement (the "Redemption Agreement") and the Ting Class C Notes - Side Letter (the "Side Letter Agreement") with Generate. Under the terms of terms of the Redemption Agreement, Ting Fiber, LLC redeemed 5,173,067 Series A Preferred Units held by Generate. The terms of the redemption were modified by the Side Letter Agreement, which granted a 30% discount on the make-whole premium for a total redemption price of $45.7 million inclusive of the make-whole premium. Terms of the Side Letter Agreement also preclude Ting Fiber, LLC from issuing additional Series A Preferred Units for 365 days from the closing of the Redemption Agreement during which time standby fees will suspended. See "Note 19 (c) - Subsequent Events" for more information on the preferred unit redemption.

18. Contingencies:

From time to time, the Company has legal claims and lawsuits in connection with its ordinary business operations. The Company vigorously defends such claims. While the final outcome with respect to any actions or claims outstanding or pending as of  March 31, 2023 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

19. Subsequent Events

a. Issuance of Preferred Units by Ting Fiber, LLC

On April 21, 2023, the Company issued and sold an additional 833,333 units of Series A Preferred Units to Generate at a cash purchase price of $6.00 per unit pursuant to the Unit Purchase Agreement. The Milestone Funding provided the Company with an additional $5.0 million of capital and reduced Generate's future capital commitment under the Unit Purchase Agreement to $77.5 million.

b. Debt Securitization

On May 4, 2023 (the “Closing Date”), Tucows Inc. through certain of its indirect and wholly owned subsidiaries, including Ting Fiber, LLC entered into a definitive agreement relating to a securitized financing facility pursuant to a privately placed securitization transaction. On the Closing Date, Ting Issuer LLC, a Delaware limited liability company (the “Issuer”), a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company issued (i) $168,357,000 of its 5.95% Secured Fiber Revenue Notes, Series 2023-1, Class A-2 , (ii) $23,289,000 of its 7.40% Secured Fiber Revenue Notes, Series 2023-1, Class B and (iii) $46,859,000 initial principal amount of 9.95% Secured Fiber Revenue Notes, Series 2023-1, Class C. Subject to certain limitations, the 2023 Notes are secured by certain of the Company’s revenue-generating assets, consisting principally of fiber-network related agreements, fiber-network assets and customer contracts, that are owned by certain other limited-purpose, bankruptcy-remote, wholly owned indirect subsidiaries of the Company.

c. Redeemable Preferred Share Redemption

On May 4, 2023, Ting Fiber, LLC executed the Redemption Agreement and the Side Letter Agreement with Generate. Under the terms of terms of the Redemption Agreement, Ting Fiber, LLC redeemed 5,173,067 Series A Preferred Units held by Generate. The terms of the redemption were modified by the Side Letter Agreement, which granted a 30% discount on the make-whole premium for a total redemption price of $45.7 million inclusive of the make-whole premium. Terms of the Side Letter Agreement also preclude Ting Fiber, LLC from issuing additional Series A Preferred Units for 365 days from the closing of the Redemption Agreement during which time standby fees will suspended.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things: the competition we expect to encounter as our business develops and competes in a broader range of Internet services; the Company's foreign currency requirements, specifically for the Canadian dollar and Euro; Wavelo, and Ting subscriber growth and retention rates; the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential generic top level domain "gTLD") expansion by the Internet Corporation for Assigned Names and Numbers ("ICANN") on the number of domains we register and the impact it may have on related revenues; our belief regarding the underlying platform for our Tucows Domains services, our expectation regarding the trend of sales of domain names; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations to obtain additional financing to accelerate the Ting Internet footprint while sustaining liquidity; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds, our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; our partnership with an affiliate of Generate TF Holdings, LLC, a Delaware limited liability company ("Generate Affiliate"); and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

•	The application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;

•	Our ability to effectively integrate acquisitions;

•	Our ability to collect anticipated payments from DISH in connection with the 10-year payment stream that is a function of the margin generated by the transferred subscribers over a 10-year period pursuant to the terms of the Asset Purchase Agreement dated August 1, 2020 between the Company and DISH Wireless "DISH" (the "DISH Purchase Agreement");

•	Pending or new litigation; and

•

Factors set forth under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 15, 2023 (the “2022 Annual Report”) and in "Item 1A Risk Factors" in Part II of this report.

As previously disclosed the under the caption “Item 1A Risk Factors” in our 2022 Annual Report, data protection regulations may impose legal obligations on us that we cannot meet or that conflict with our ICANN contractual requirements.

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

We accomplish this by reducing the complexity of our customers’ experience as they access the Internet (at home or on the go) and while using Internet services such as domain name registration, email and other Internet related services. We are organized into three operating and reporting segments - Ting, Wavelo, and Tucows Domains. Each segment differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate. The Ting segment contains the operating results of our retail high speed Internet access operations, including its wholly owned subsidiaries - Cedar and Simply Bits. The Wavelo segment includes our platform and professional services offerings, as well as the billing solutions to Internet services providers ("ISPs") (branded as Platypus). Tucows Domains includes wholesale and retail domain name registration services, as well as value added services derived through our OpenSRS, eNom, Ascio, EPAG and Hover brands. Our Chief Executive Officer (CEO), who is also our chief operating decision maker, reviewed the operating results of Ting, Wavelo and Tucows Domains as three distinct segments in order to make key operating decisions as well as evaluate segment performance. Certain revenues and expenses disclosed under the Corporate category are excluded from segment earnings before interest, tax, depreciation and amortization ("EBITDA") results as they are centrally managed and not monitored by or reported to our CEO by segment, including Mobile Retail Services, the 10-year payment stream on transferred legacy Mobile subscribers, eliminations of intercompany transactions, portions of Finance and Human Resources, Legal and Corporate IT.

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

For the three months ended March 31, 2023 and March 31, 2022, we reported net revenue of $80.4 million and $81.1 million, respectively.

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

Wavelo

Wavelo includes the provision of full-service platforms and professional services providing a variety of solutions that support Communication Services providers ("CSPs"), including subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo's focus is to provide accessible telecom software to CSPs globally, minimizing network and technical barriers and improving internet access worldwide. Wavelo's suite of flexible, cloud-based software simplifies the management of mobile and internet network access, enabling CSPs to better utilize their existing infrastructure, focus on customer experience and scale their businesses faster. Wavelo launched as a proven asset for CSPs, with DISH using Wavelo’s Mobile Network Operating System ("MONOS") software to drive additional value within its Digital Operator Platform since 2021. More recently, Ting Internet has also integrated Wavelo’s Internet Service Operating System ("ISOS") and Subscriber Management ("SM") software to enable faster subscriber growth and footprint expansion. The Wavelo segment also includes the Platypus brand and platform, our legacy billing solution for ISPs. Wavelo revenues from MONOS, ISOS, SM and professional services are all generated in the U.S. and our customer agreements have set contract lengths with the underlying CSP. Similarly, Platypus revenues are largely generated in the U.S., with a small portion earned in Canada and other countries.

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

Our primary distribution channel is a global network of over 35,000 resellers that operate in over 200 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence.  Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of generic top-level domain (“gTLD”) and the country code top-level domain options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface, easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, WHOIS privacy, publishing tools and other value-added services. All of these services are made available to end-users through a network of over 35,000 web hosts, ISPs, and other resellers around the world. In addition, we also derive revenue by monetizing domain names which are near the end of their lifecycle through advertising or auction sale.

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

Ting	March 31,
	2023	2022
	(in '000's)
Ting Internet accounts under management	37	28
Ting Internet owned infrastructure serviceable addresses	102	81
Ting Internet partner infrastructure serviceable addresses	20	17

Tucows Domains	For the Three Months Ended March 31,(1)
	2023	2022
	(in 000's)
Total new, renewed and transferred-in domain name transactions [2]	5,963	5,951
Domains under management	24,483	25,020

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.
(2)	Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

Tucows Domains	March 31,
	2023	2022
	(in 000's)
Registered using Registrar Accreditation belonging to the Tucows Group	17,967	18,651
Registered using Registrar Accreditation belonging to Resellers	6,516	6,369
Total domain names under management	24,483	25,020

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

From time-to-time certain vendors provide us with market development funds to expand or maintain the market position for their services. Any decision by these vendors to cancel or amend these programs for any reason may result in payments in future periods not being commensurate with what we have achieved during past periods.

Other opportunities, challenges and risks

As described above, the Company is entitled to a long-term payment stream that is a function of the margin generated by the transferred subscribers over the 10-year term of the DISH Purchase Agreement executed in Fiscal 2020. This consideration structure may not prove to be successful or profitable in the long-term to us if the existing subscriber base churns at an above average rate. Additionally, given DISH controls the revenues and costs incurred associated with the acquired subscribers, there could arise a situation where profitability for the subscriber base is diminished either by lower price points or cost inflation. Additionally, as part of the DISH Purchase Agreement, the Company retained a small number of customer accounts associated with one MNO agreement that was not reassigned to DISH at time of sale. We continue to be subject to the minimum revenue commitments previously agreed to with this excluded MNO agreement. The Company is able to continue adding customers under the excluded MNO network in order to meet the commitment. However, with no direct ability to change customer pricing and limited ability to renegotiate contract costs or significant terms, the Company may be unable to meet the minimum commitments with this MNO partner and could incur significant and recurring penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO. During the three months ended March 31, 2023, the Company has accrued $0.2 million in penalties associated with the minimum commitment shortfall and expects to continue to incur penalties through the end of Fiscal 2023.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting estimates as previously disclosed in Part II, Item 7 of our 2022 Annual Report.

Inflation, rising interest rates and expected impacts

The Company continues to operate in a challenging macro environment as inflation and interest rates continue to rise globally. The impact of these issues on our business will vary by geographic market and operating segment. We continue to monitor economic conditions closely, as well as segment revenues, cash position, cash flow from operations, interest rates and other factors. Across our three operating segments - Ting, Wavelo and Tucows Domains, personnel costs were impacted by wage inflation in the current period, with issued increases in Fiscal 2022 in excess of 5% to align with economic conditions and market rates. These increases were necessary in order to remain competitive to attract and retain the best talent. The Company continues to monitor and assess wage inflation and is managing it against offsets in hiring plans and contractor mix. Outside of wage inflation, the operating segment most impacted by inflation overall is Ting, as sustained levels of inflation increase our Fiber Network build costs across both materials and contracted labor. We continue to assess ways to reduce build costs through more efficient management of our build design, build efficiency and real-time tracking of build costs to more effectively manage total cost estimates against actual spends. We are also managing our significant vendor relationships closely to mitigate supply chain disruptions and ensure optimal pricing. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, and other unknown developments.

RESULTS OF OPERATIONS FOR THE three months ended March 31, 2023 AS COMPARED TO THE three months ended March 31, 2022

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

In those cases, where payment is not received at the time of sale, as is the case for service requiring installation, then revenue is not recognized until a customer's service is activated. The Company records costs that reflect expected refunds, rebates and credit card charge-backs as a reduction of revenues at the time of the sale based on historical experiences and current expectations.

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

Tucows Corporate - Mobile Services and Eliminations

Although we still provide mobile telephony services to a small subset of customers retained through the Ting Mobile brand as part of the DISH Purchase Agreement executed in Fiscal 2020, this revenue stream no longer represents the Company's strategic focus going forward. Instead we have transitioned towards being a platform provider for CSPs globally via Wavelo. Retail telephony services and transition services revenues are excluded from segment EBITDA results as they are centrally managed and not monitored by or reported to our CEO by segment.

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

The Mobile Services revenue streams also includes transitional services provided to DISH. These are billed monthly at set and established rates for services provided in period and include the provision of sales, marketing, customer support, order fulfillment, and data analytics related to the legacy customer base sold to DISH. The Company recognizes revenue as the Company satisfies its obligations to provide transitional services.

As a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to DISH, over a period of 10 years. This has been classified as Other Income and not considered revenue in the current period.

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2023	2022

Ting:
Fiber Internet Services	$11,853	$9,788

Wavelo:
Platform Services	6,498	6,097
Other Professional Services	802	750
Total Wavelo	7,300	6,847

Tucows Domains:
Wholesale
Domain Services	46,293	46,836
Value Added Services	4,531	5,649
Total Wholesale	50,824	52,485

Retail	8,418	9,061
Total Tucows Domains	59,242	61,546

Tucows Corporate:
Mobile services and eliminations	2,035	2,918

	$80,430	$81,099
(Decrease) increase over prior period	$(669)
(Decrease) increase - percentage	(1)%

The following table presents our net revenues, by revenue source, as a percentage of total net revenues (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2023	2022

Ting:
Fiber Internet Services	15%	12%

Wavelo:
Platform Services	8%	8%
Other Professional Services	1%	1%
Total Wavelo	9%	9%

Tucows Domains:
Wholesale
Domain Services	57%	57%
Value Added Services	6%	7%
Total Wholesale	63%	64%

Retail	10%	11%
Total Tucows Domains	73%	75%

Tucows Corporate:
Mobile services and eliminations	3%	4%

	100%	100%

Total net revenues for the three months ended March 31, 2023 decreased by less than $0.7 million, to $80.4 million from $81.1 million when compared to the three months ended March 31, 2022. The three-month decrease in net revenue was driven by our Tucows Domains segment of $2.3 million from lower expiry auction revenues relative to the three months ended March 31, 2022 and more broadly from the continued normalization of both wholesale and retail domain name registration growth from those observed as a result of the COVID-19 pandemic in prior years. This decrease was furthered from Mobile Service and eliminations of $0.9 million, attributable to increased intercompany revenues and decreased transitional services revenues. The decreases above were partially offset by increased revenues from both Ting and Wavelo segments. Ting revenues increased $2.1 million in the current period from the attraction of additional customers to Ting from the continued buildout of our Fiber network footprint across the United States, and Wavelo revenues increased of $0.5 million, as a result of increased MONOS platform revenues earned from the migration of additional subscribers onto our new platform.

Deferred revenue at March 31, 2023 increased by $6.3 million to $151.4 million from $145.1 million at December 31, 2022. This was primarily driven by Tucows Domains, accounting for $6.4 million of the increase which is due to the increase in current period billings for domain name registrations and service renewals, characteristic of the seasonal renewal pattern we see during the first quarter of every fiscal year. Tucows Domains also increased prices as a result of increased costs from gTLD registries, which is also a factor increased deferred revenues in the current period. Additionally, Ting saw a small increase of $0.1 million, reflective of the continued growth in customer base and billings of that segment relative to December 31, 2022. These increases were partially offset by a decrease from Wavelo of $0.2 million, specifically related to Other Professional Services revenues for standalone technology services development work with DISH, which we defer until such time as that work is complete and we've satisfied our obligations to provide the professional services. These other professional services were completed in the current period and thus recognized out of previously deferred revenues.

No customer accounted for more than 10% of total net revenue during the three months ended March 31, 2023 or the three months ended March 31, 2022. DISH accounted for 53%of total accounts receivable as at March 31, 2023 and 46% of total accounts receivable as at December 31, 2022. Though a significant portion of the Company’s Tucows Domains revenues are prepaid by our customers, where the Company does collect receivables, significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Ting

Ting generated $11.9 million in net revenue during the three months ended March 31, 2023, up $2.1 million or 21% compared to the three months ended March 31, 2022. This growth is driven by subscriber growth across our Fiber network relative to the three months ended March 31, 2022, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States.

As of March 31, 2023, Ting Internet had access to 102,000 owned infrastructure serviceable addresses, 20,000 partner infrastructure serviceable addresses and 37,000 active subscribers under its management; compared to having access to 81,000 owned infrastructure serviceable addresses, 17,000 partner infrastructure serviceable addresses and 28,000 active subscribers under its management as of March 31, 2022. These figures exclude the increase in serviceable addresses and accounts attributable to Simply Bits.

Wavelo

Platform Services

Net revenues from Wavelo Platform Services for the three months ended March 31, 2023 increased by $0.4 million or 6.6%, to $6.5 million as compared to the three months ended March 31, 2022. This is driven from increased MONOS platform revenues earned from the migration of additional DISH subscribers, from their Boost Mobile brand onto our new platform. The increased platform fees in the current period are partially offset by a reduction of revenues related to the amortization of the related contract asset with DISH; compared to the prior period where the contract asset impact was accretive to revenue. The Company expects the contract asset to continue to amortize against revenue through the remainder of Fiscal 2023 and thereafter as we continue to fulfill the performance obligations of the contract. Our full-service platforms support CSPs with subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo launched as a proven asset for CSPs, with DISH using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform since 2021. More recently, Ting Internet has also integrated Wavelo’s ISOS and SM software to enable faster subscriber growth and footprint expansion. Any intercompany ISOS or SM revenues earned from Ting Internet are eliminated upon consolidation.

Other Professional Services

Net revenues from Other Professional Services for the three months ended March 31, 2023 and March 31, 2022 were flat at $0.8 million.

Tucows Domains

Wholesale - Domain Services

During the three months ended March 31, 2023, Wholesale domain services net revenue decreased by $0.5 million to $46.3 million, when compared to the three months ended March 31, 2022. Decreases from Wholesale domain registrations were driven from the continued normalization of domain name registration growth and slowed renewal rates from those observed as a result of the COVID-19 pandemic in prior years.

As of March 31, 2023 together, the OpenSRS, eNom, EPAG, and Ascio Domain Services manage 24.5 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management has decreased by 0.5 million domain names when compared to March 31, 2022. The decrease in domains under management came largely from eNom, with smaller decreases from OpenSRS and the European brands, Ascio and EPAG.

Wholesale - Value Added Services

During the three months ended March 31, 2023, value-added services net revenue decreased by $1.1 million to $4.5 million, when compared to the three months ended March 31, 2022. The decrease in value-added service revenue was primarily driven by lower expiry stream proceeds across our Domain Services brands as a result of the normalization of renewal rates and domains under management discussed above in connection to COVID-19. The prior period continued to benefit from a significant volume of expired domain names being available for our expiry streams, which returned favorable proceeds at auction and drove revenue generation for value added services. That continues to hold true, albeit at a slower rate as the value of domain names sold at auction has declined relative to the prior period.

Retail

During the three months ended March 31, 2023, retail domain services net revenue decreased by $0.6 million or 7.3% to $8.4 million compared to the three months ended March 31, 2022. This was driven by decreased revenues related to one-time outsized domain name portfolio sales of $0.5 million in the prior period as well as a decrease in revenues associated with retail domain name registrations of $0.2 million. Both of these decreasing impacts are partially offset by a small increase in Exact Hosting revenues of less than $0.1 million.

Tucows Corporate - Mobile Services and Eliminations

Net revenues from Mobile Services and eliminations for the three months ended March 31, 2023 decreased by $0.9 million or 30.3% to $2.0 million as compared to the three months ended March 31, 2022. This was driven by incremental intercompany corporate eliminations of $0.6 million, a result of increased revenues associated with ISOS and SM platforms billing between Wavelo and Ting, which increased in the current period consistent with the subscriber growth experienced by the Ting segment as discussed above. This was furthered by decreased transitional services of $0.2 million, notably from a decreased level of customer support and marketing services provided to DISH in connection with the legacy Ting Mobile customer base. This decrease was furthered by decreased revenues of less than $0.1 million associated with the mobile telephony services and device revenues from the small group of customers retained by the Company as part of the DISH Purchase Agreement as a result of organic subscriber churn we experienced relative to the three months ended March 31, 2022.

COST OF REVENUES

Ting

Cost of revenues primarily includes the costs for provisioning high speed Internet access for Ting and its subsidiaries - Cedar, and Simply Bits, which is comprised of network access fees paid to third-parties to use their network, leased circuit costs to directly support enterprise customers, the personnel and related expenses (net of capitalization) for the physical planning, design, construction and build out of the physical Fiber network, and as well as personnel and related expenses (net of capitalization) for the installation, activation, repair, maintenance and overall field service delivery of the Ting business. Hardware costs include the cost of equipment sold to end customers, including routers, ONTs, and IPTV products, and any adjustments on this inventory. Other costs include field vehicle expenses, and small sundry equipment and supplies consumed in building the Fiber network.

Wavelo

Platform Services

Cost of revenues to provide the MONOS, ISOS and SM platforms, as well as our legacy Platypus ISP Billing software services including network access, provisioning and billing services for CSPs. This includes the amortization of any capitalized contract fulfillment costs over the period consistent with the pattern of transferring network access, provisioning and billing services to which the cost relates. Additionally, this includes any fees paid to third-party service providers primarily for printing services in connection with the Platypus ISP Billing software.

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

Network expenses

Network expenses include personnel and related expenses related to platform and network site reliability engineering, network operations centers, IT infrastructure and supply chain teams that support our various business segments. It also includes the depreciation and any impairment charges of property and equipment related to our networks and platforms, amortization of any intangible assets related to our networks and platforms, communication and productivity tool costs, and equipment maintenance costs. Communication and productivity tool costs includes collaboration, customer support, bandwidth, co-location and provisioning costs we incur to support the supply of all our services.

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2023	2022

Ting:
Fiber Internet Services	$3,985	$4,038

Wavelo:
Platform Services	334	185
Other Professional Services	692	776
Total Wavelo	1,026	961

Tucows Domains:
Wholesale
Domain Services	37,002	36,397
Value Added Services	606	656
Total Wholesale	37,608	37,053

Retail	4,113	4,759
Total Tucows Domains	41,721	41,812

Tucows Corporate:
Mobile services and eliminations	2,558	2,610

Network Expenses:
Network, other costs	6,323	4,180
Network, depreciation of property and equipment	8,436	5,895
Network, amortization of intangible assets	378	378
Network, impairment of property and equipment	1,942	27
	17,079	10,480

	$66,369	$59,901
Increase over prior period	$6,468
Increase - percentage	11%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	For the Three Months Ended March 31,
	2023	2022

Ting:
Fiber Internet Services	6%	7%

Wavelo:
Platform Services	-	-
Other Professional Services	1%	1%
Total Wavelo	1%	1%

Tucows Domains:
Wholesale
Domain Services	55%	61%
Value Added Services	1%	1%
Total Wholesale	56%	62%

Retail	6%	8%
Total Tucows Domains	62%	70%

Tucows Corporate:
Mobile services and eliminations	4%	4%

Network Expenses:
Network, other costs	10%	7%
Network, depreciation of property and equipment	13%	10%
Network, amortization of intangible assets	1%	1%
Network, impairment of property and equipment	3%	0%
	27%	18%

	100%	100%

Total cost of revenues for the three months ended March 31, 2023, increased by $6.5 million, or 11%, to $66.4 million from $59.9 million in the three months ended March 31, 2022. The three-month increase in cost of revenues was driven by a $6.6 million increase in Network Expenses. The increase from Network Expenses is a result of the expansion of the Company’s increased network infrastructure associated with the continuing expansion of the Ting Internet network footprint, the ramp up of Wavelo's platforms, as well as increased communication and productivity tool costs across our operating segments. Additionally, we experienced an increase from Wavelo of less than $0.1 million, driven by the increased amortization of capitalized contract fulfillment costs. These increases were partially offset by decreased cost of revenues from Tucows Domains, Ting, and from Mobile Services and eliminations of $0.1 million, each respectively. The decrease in Tucows Domains is aligned with the reduced net revenues discussed above in the Net Revenues section and reduction in domains under management in the current period. The decrease in costs of revenues for Ting was driven by reduced network connectivity and bandwidth costs. The decrease in Mobile Services and Eliminations was driven by decreased transitional services costs from the provision of less transitional services to DISH in the current period.

Deferred costs of fulfillment as of March 31, 2023increased by $4.00 million, or 4%, to $114.6 million from $110.7 million at December 31, 2022. This was primarily driven by Tucows Domains with an increase of $4.6 million, consistent with the increase in deferred revenues discussed above from the increase in current period deferred costs for domain name registrations and service renewals that typically occur in the first quarter of each fiscal year. This increase was partially offset by Wavelo, with a decrease of $0.6 million related to the completion of Other Professional Services discussed above for standalone technology services development work with DISH. As these professional services were completed in the current period, the deferred costs to fulfill those services were amortized into costs of revenues.

Ting

During the three months ended March 31, 2023, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar, and Simply Bits decreased by less than $0.1 million, to $4.0 million as compared to three months ended March 31, 2022. The small decrease in costs were primarily driven by reduced network connectivity, bandwidth and colocation costs related to the continued expansion of the Ting Fiber network.

Wavelo

Platform Services

Cost of revenues from Wavelo Platform Services for the three months ended March 31, 2023 increased $0.1 million or 81%, to $0.3 million as compared to $0.2 million for the three months ended March 31, 2022. Costs incurred are driven by the amortization of previously capitalized costs incurred to fulfill the DISH Master Services Agreement ("MSA") over the term of the agreement. The continued incurrence of additional costs to fulfill the contract have resulted in increased amortization in the current period relative to the fixed term of the agreement.

Other Professional Services

Cost of revenues from Other Professional Services for the three months ended March 31, 2023 decreased by less than $0.1 million or 11% to $0.7 million as compared $0.8 million for the three months ended March 31, 2022. Costs of revenues to provide other professional services change depending on the nature and scope of work we are engaged to perform for our customers for select statements of work.

Tucows Domain

Wholesale - Domain Services

Costs for Wholesale domain services for the three months ended March 31, 2023 increased by $0.6 million or 2%, to $37.0 million, as compared to $36.4 million to the three months ended March 31, 2022. The increase is driven by escalating registry costs for gTLDs and the prior period including registry rebate adjustments to standard cost, partially offset by decreased registration costs aligned with the discussion above in the Net Revenue section associated with the continued normalization of domain name registrations, slowed renewal rates and reduction in domains under management in the current period.

Wholesale - Value-Added Services

Costs for wholesale value-added services for the three months ended March 31, 2023 decreased by less than $0.1 million or 8%, to $0.6 million, as compared to $0.7 million for the three months ended March 31, 2022. This decrease was driven by decreased costs related to Expiry stream revenues, consistent with the decline in Net Revenues discussed above, as well as decreased costs for Digital Certificates.

Retail

Costs for retail domain services for the three months ended March 31, 2023 decreased by $0.7 million or 14%, to $4.1 million, as compared to $4.8 million for the three months ended March 31, 2022. This was driven by decreased costs related to retail domain name registrations of $0.7 million from lower retail registrations, partially offset by a small increase in Exact Hosting cost of revenues of less than $0.1 million consistent with revenue growth discussed above in the Net Revenues section.

Tucows Corporate - Mobile Services and Eliminations

Cost of revenues from Mobile Services and Eliminations for the three months ended March 31, 2023 decreased by less than $0.1 million or 2% to $2.6 million, as compared to the three months ended March 31, 2022. Consistent with the above discussion around net revenues, this was a driven by decreased transitional services costs provided to DISH in connection with the legacy Ting Mobile customer base, offset by increased costs of revenues associated with mobile telephony services and device cost of revenues from the small group of customers retained by the Company as part of the DISH Purchase Agreement. During the three months ended March 31, 2023, the Company has accrued $0.2 million in penalties associated with the MNO minimum commitment shortfall and expects to continue to incur penalties through the end of Fiscal 2023.

Network Expenses

Network expenses for the three months ended March 31, 2023 increased by $6.6 million or 63%, to $17.1 million, as compared to $10.5 million for the three months ended March 31, 2022. The current period increase was driven by increased network costs, network depreciation, and network impairment by $2.1 million, $2.5 million, and $1.9 million respectively. The current period increase in network costs relates to the investment in hiring additional personnel for both Ting Internet and Wavelo network operations focused teams as well as increased spending on contracted services including tools and systems to better monitor and manage our network infrastructure and platforms. The current period increase in network depreciation relates to $2.1 million in incremental depreciation from Ting's continued capital expansion of the Fiber network with increased footprint across the United States. Incremental to Ting, the current period included $0.5 million in incremental depreciation of Wavelo's newly developed platform assets, partially offset by decreased amortization of $0.1 million related to Tucows Domains. Incremental to network costs and network depreciation, the current period increase in network impairment of $1.9 million was primarily driven by an impairment charge for Ting for damaged conduit and other scrap capital inventory in the current period.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2023	2022
Sales and marketing	$15,737	$11,987
Increase over prior period	$3,750
Increase - percentage	31%
Percentage of net revenues	20%	15%

Sales and marketing expenses for the three months ended March 31, 2023 increased by $3.8 million, or 31%, to $15.7 million as compared to the three months ended March 31, 2022. This current period increase was primarily related to the investment in hiring additional personnel for Ting's sales, product, marketing, customer support and success teams to drive growth in Ting markets. Outside of additional hiring, personnel costs were impacted by wage inflation across our three segments, with issued increases from the prior period made in excess of 5% to align with economic conditions and market rates at the time. In addition to personnel related costs, both marketing related costs and facility costs increased to drive active subscription growth in Ting markets given the increase in serviceable addresses available to Ting and to support our growing workforce in select Ting towns across the United States.

TECHNICAL OPERATIONS AND DEVELOPMENT

Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings and the maintenance and upgrading of existing infrastructure. This includes expenses incurred in the research, design and development of technology that we use to register domain names, provide Wavelo's platform services, provide Ting's Internet Services, email, retail, domain portfolio and other Internet services. All technical operations and development costs are expensed as incurred.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2023	2022
Technical operations and development	$4,815	$3,765
Increase (decrease) over prior period	$1,050
Increase (decrease) - percentage	28%
Percentage of net revenues	6%	5%

Technical operations and development expenses for the three months ended March 31, 2023 increased by $1.1 million, or 28%, to $4.8 million when compared to the three months ended March 31, 2022. The current period increase was primarily related to the investment in hiring additional personnel for Ting as well as Wavelo for the development of the MONOS, ISOS and SM platforms which accelerated over Fiscal 2022. The increase from personnel costs is also reflective of wage inflation across our segments, with issued increases from the prior period made in excess of 5% to align with economic conditions and market rates at the time. Related to personnel costs, another driver of the increase was the higher stock-based compensation expenses in order to attract, retain technical operations and development personnel. In addition to these personnel and related costs, both contracted services for tools, systems and labor to support the technical operations and development of our systems and platforms increased compared to the three months ended March 31, 2022.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2023	2022
General and administrative	$8,146	$7,296
Increase over prior period	$850
Increase - percentage	12%
Percentage of net revenues	10%	9%

General and administrative expenses for the three months ended March 31, 2023 increased by $0.9 million, or 12% to $8.1 million as compared to the three months ended March 31, 2022.  The increase was primarily driven by an increase in personnel costs driven by the growth of teams and continued investment in hiring for administrative teams to better support our segments as part of our new corporate reorganization. The increase from personnel costs is also reflective of wage inflation across our three segments, with issued increases in excess of 5% to align with economic conditions and market rates at the time. Another driver of the increase was the higher stock-based compensation expenses in order to attract, retain and scale core administrative teams to meet projected Company growth. Smaller contributors to the increase include credit card fees and facility costs driven by Ting and the continuing expansion of the Ting Internet footprint.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2023	2022
Depreciation of property and equipment	$152	$148
Increase over prior period	$4
Increase - percentage	3%
Percentage of net revenues	0%	0%

Depreciation costs remained flat at $0.2 million for the three months ended March 31, 2023 and the three months ended March 31, 2022.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2023	2022
Amortization of intangible assets	$2,494	$2,465
Increase over prior period	$29
Increase - percentage	1%
Percentage of net revenues	3%	3%

Amortization of intangible assets remained flat at $2.5 million for the three months ended March 31, 2023 and the three months ended March 31, 2022.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2023	2022
Other income (expense), net	$(3,510)	$2,906
Increase (decrease) over prior period	$(6,416)
Increase (decrease) - percentage	(221)%
Percentage of net revenues	(4)%	4%

Other Income during the three months ended March 31, 2023 decreased by $6.4 million when compared to the three months ended March 31, 2022. This was driven by higher interest incurred of $7.3 million, driven both by our Amended Credit Agreement (as defined below) as well as interest on redeemable preferred shares. In addition to higher interest expense, the Company experienced a $0.4 million decrease in the gain on sale of Ting Customer Assets to DISH in the current period. As described above, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement, as form of consideration for the sale of the legacy customer relationships. The Company expects the gain on the sale of Ting Customer Assets to continue to decrease over the term of the payout as legacy customers naturally churn away from Ting Mobile. These decreases to Other Income were partially offset by a $1.1 million increase from the capitalization for interest expense related to the Fiber network assets under construction as part of our Ting segment.

INCOME TAXES

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2023	2022
Provision for income taxes	$(1,710)	$1,078
Decrease in provision over prior period	$(2,788)
Decrease - percentage	(259)%
Effective tax rate	8%	(56)%

Income taxes for the three months ended March 31, 2023 decreased by $2.8 million from an expense to a recovery when compared the three months ended March 31, 2022. The change in effective tax rate is primarily due to the change in net loss before tax for the period, and it is partially offset by an increase in valuation allowance on net operating losses and interest limitation as a result of a change in the geographical mix of income.

ADJUSTED EBITDA

We believe that the provision of this supplemental non-GAAP measure allows investors to evaluate the operational and financial performance of our core business using similar evaluation measures to those used by management. We use adjusted EBITDA to measure our performance and prepare our budgets. Since adjusted EBITDA is a non-GAAP financial performance measure, our calculation of adjusted EBITDA may not be comparable to other similarly titled measures of other companies, and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. Because adjusted EBITDA is calculated before recurring cash charges, including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a liquidity measure. See the Consolidated Statements of Cash Flows included in the attached financial statements. Non-GAAP financial measures do not reflect a comprehensive system of accounting and may differ from non-GAAP financial measures with the same or similar captions that are used by other companies and/or analysts and may differ from period to period. We endeavor to compensate for these limitations by providing the relevant disclosure of the items excluded in the calculation of adjusted EBITDA to net income based on GAAP, which should be considered when evaluating the Company's results. Tucows strongly encourages investors to review its financial information in its entirety and not to rely on a single financial measure.

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

The following table reconciles adjusted EBITDA to net income:

Reconciliation of Income before Provision for Income Taxes to Adjusted EBITDA	Three Months Ended March 31,
(In Thousands of US Dollars)	2023	2022
(unaudited)	(unaudited)	(unaudited)

Net Income (Loss) for the period	$(19,083)	$(3,020)
Less:
Provision for income taxes	(1,710)	1,078
Depreciation of property and equipment	8,588	6,043
Impairment and loss on disposition of property and equipment	1,942	412
Amortization of intangible assets	2,872	2,843
Interest expense, net	7,880	1,796
Accretion of contingent liability	-	98
Stock-based compensation	2,246	1,391
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	40	53
Acquisition and other costs[1]	255	617

Adjusted EBITDA	$3,030	$11,311

[1] Acquisition and other costs represent transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses, primarily related to our acquisitions, including Simply Bits in November 2021. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments

Adjusted EBITDA decreased by $8.3 million to $3.0 million for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. The decrease in adjusted EBITDA from period-to-period was primarily driven by decreased contribution from Ting of $5.0 million, from the increased investment for the ramp of expenditures related to the Fiber Internet network build and expansion plan. Ting's decrease was furthered by Wavelo with decreased contribution of $1.7 million, primarily driven by the current period charge for amortization of the contract asset related to the DISH agreement. Additionally, these decreases were furthered by Tucows Domains with decreased contribution of $1.4 million from the continued normalization of domain registrations and slowed renewal rates relative to patterns experienced over the last fiscal years from the COVID-19 pandemic; as well as domains under management.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The following table presents other comprehensive income for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2023	2022
Other comprehensive income (loss)	$(168)	$1,034
Decrease over prior period	$(1,202)
Decrease - percentage	(116)%
Percentage of net revenues	(0)%	1%

The impact of the fair value adjustments on outstanding hedged contracts for the three months ended March 31, 2023 was a gain in OCI before reclassifications of less than $0.1 million as compared to a gain in OCI of $1.0 million before reclassifications for the three months ended March 31, 2022.

The net amount reclassified to earnings during the three months ended March 31, 2023 was a loss of $0.2 million compared to a gain of less than $0.1 million during the three months ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, our cash and cash equivalents balance decreased by $11.7 million when compared to December 31, 2022. Our principal uses of cash were $31.7 million for the continued investment in property and equipment driven by Ting Internet expansion, $5.3 million from cash used in operating activities, $2.8 million related to the repayment of the loan payable, $1.6 million related to the contingent consideration related to the acquisition of Cedar, $0.3 million related to the payment of loan payable costs, and $0.2 million related to the acquisition of intangible assets. These uses of cash were partially offset by $30 million proceeds from redeemable preferred shares, and $0.1 million from additional deferred preferred financing costs.

Third Amended 2019 Credit Facility

On June 14, 2019, the Company and its wholly owned subsidiaries, Tucows.com Co, Ting Fiber, Inc., Tucows (Delaware) Inc. and Tucows (Emerald), LLC entered into an Amended and Restated Senior Secured Credit Agreement (the "Amended 2019 Credit Facility") with Royal Bank ("RBC") as administrative agent and lenders party thereto (collectively with RBC, the "Lenders") under which the Company had access to an aggregate of up to $240 million in funds.

On August 8, 2022, the Company entered into a Third Amended and Restated Senior Secured Credit Agreement (the “Amended Credit Agreement”) with its existing lenders. The Amended Credit Agreement continues to provide the Company with access to an aggregate of $240 million in committed funds (the Credit Facility). Under the Amended Credit Agreement, and in connection with the Unit Purchase Agreement (as defined in Note 18 - Redeemable preferred shares), the Lenders agreed that Ting Fiber Inc. (converted to Ting LLC) and its wholly owned subsidiaries ceased to be Guarantors under the Credit Facility and shall automatically be released from the respective guarantee and security documents, including a release of the Lenders' security interests and liens upon the assets of such entities. The terms of the LLC agreement with Generate prohibit Tucows from funding the operations or capital investments in Ting, LLC with funds generated by its subsidiaries outside of Ting LLC or its wholly owned subsidiaries ("Excluding-Ting"). Additionally, the Amended Credit Agreement has extended the maturity of the Credit Facility to June 14, 2024. Excluding-Ting was subject to the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.00:1.00 until September 29, 2023 and 3.75:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. The Amended Credit Agreement also requires Excluding-Ting to comply with other customary terms and conditions. Both the maturity date and maximum Total Funded Debt to Adjusted Ratio covenant were subsequently amended on March 14, 2023 described more fully below. The Amended Credit Agreement added SOFR Loans as a form of advance available under the Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum).

Amending Agreement No.2 to the Third Amended and Restated Senior Secured Credit Agreement

On March 14, 2023 Excluding-Ting entered into an Amending Agreement No.2 (the "Credit Agreement Amendment") to the Third Amended and Restated Senior Secured Credit Agreement with its existing syndicate of lenders (The "Amended Credit Agreement"). The Amended Credit Agreement continues to provide Excluding-Ting with access to an aggregate of $240 million in committed funds, however there is a suspension to the $60 million accordion during the relief period (the "Leverage Step Up Period"), which is defined as from Closing (March 14, 2023) to the date that Excluding-Ting delivers a compliance certificate for the period ending on December 31, 2023 demonstrating compliance with financial covenants. Additionally, the Credit Agreement Amendment has extended the maturity of the Credit Facility to September 30, 2024. As a result of the closing of the Credit Agreement, Excluding-Ting is subject to the following financial covenants at all times, with monthly testing during the Leverage Step Up Period and reverting to quarterly tests thereafter: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.50:1.00 from March 14, 2023 up to and including September 29, 2023; 4.00:1.00 from September 30, 2023 up to and including December 30, 2023; and 3.75:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. On March 14, 2023, Excluding-Ting made a repayment of $2.8 million on the Credit Facility.

Cash Flow from Operating Activities

Net cash inflows (outflows) from operating activities during the three months ended March 31, 2023 totaled ($5.3) million, a decrease of 198% when compared to the three months ended March 31, 2022.

Net income, after adjusting for non-cash charges, during the three months ended March 31, 2023 was ($2.9) million, a decrease of 144% when compared to the prior year. Net income included non-cash charges and recoveries of $16.2 million such as depreciation, amortization, stock-based compensation, loss (gain) on change in fair value of currency forward contracts, net right of use operating asset or liability, amortization of debt discount and issuance costs, impairment of property and equipment, net amortization of contract costs, excess tax benefits on stock-based compensation, accretion of redeemable preferred shares, deferred income taxes (recovery), and amortization of discontinued cash flow hedge from Accumulated Other Income. In addition, changes in our working capital contributed to a net cash outflow of $2.3 million. Utilized cash of $12.4 million from the changes in accounts receivable, deferred costs of fulfillment, prepaid expenses and deposits, accrued liabilities, accreditation fees payable, and accounts payable were offset by positive contributions of $10.1 million from movements in deferred revenue, contract asset, inventory, income taxes recoverable, and customer deposits.

Cash Flow from Financing Activities

Net cash inflows from financing activities during the three months ended March 31, 2023 totaled $25.4 million, an increase of 72% when compared to the three months ended March 31, 2022. Total cash inflows were driven by $30 million of proceeds from redeemable preferred shares issued to Generate, and $0.1 million from deferred preferred financing costs. These cash inflows were partially offset by $2.8 million related to the repayment of loan payable, $1.6 million related to the contingent consideration related to the acquisition of Cedar, as well as $0.3 million related to the payment of loan payable costs.

Cash Flow from Investing Activities

Investing activities during the three months ended March 31, 2023 used net cash of $31.9 million, an increase of 38% when compared to the three months ended March 31, 2022. Cash outflows of $31.7 million primarily related to the investment in property and equipment, primarily to support the continued expansion of our Ting Internet Fiber network footprints in California, Colorado, North Carolina and Virginia as we seek to extend both our current network and expand to new markets. We expect our capital expenditures on building and expanding our fiber network to continue to increase during Fiscal 2023. In addition to investment in property and equipment, the current period used $0.2 million for the acquisition of other intangible assets.

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

As described in "Note 19 (a) - Subsequent events" of the Notes to the Consolidated Financial Statements, on April 21, 2023, the Company issued and sold an additional 833,333 units of Series A Preferred Units to Generate at a cash purchase price of $6.00 per unit pursuant to the Unit Purchase Agreement. The Milestone Funding provided the Company with an additional $5.0 million of capital and reduced Generate's future capital commitment under the Unit Purchase Agreement to $77.5 million.

As described in "Note 19 (b) - Subsequent events" of the Notes to the Consolidated Financial Statements, on May 4, 2023 (the “Closing Date”), Tucows Inc. through certain of its indirect and wholly owned subsidiaries, including Ting Fiber, LLC entered into a definitive agreement relating to a securitized financing facility pursuant to a privately placed securitization transaction. On the Closing Date, Ting Issuer LLC, a Delaware limited liability company (the “Issuer”), a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company issued (i) $168,357,000 of its 5.95% Secured Fiber Revenue Notes, Series 2023-1, Class A-2, (ii) $23,289,000 of its 7.40% Secured Fiber Revenue Notes, Series 2023-1, Class B and (iii) $46,859,000 initial principal amount of 9.95% Secured Fiber Revenue Notes, Series 2023-1, Class C. Subject to certain limitations, the 2023 Notes are secured by certain of the Company’s revenue-generating assets, consisting principally of fiber-network related agreements, fiber-network assets and customer contracts, that are owned by certain other limited-purpose, bankruptcy-remote, wholly owned indirect subsidiaries of the Company.

As described in "Note 19 (c) - Subsequent events" of the Notes to the Consolidated Financial Statements, on May 4, 2023, Ting Fiber, LLC executed the Redemption Agreement and the Side Letter Agreement with Generate. Under the terms of terms of the Redemption Agreement, Ting Fiber, LLC redeemed 5,173,067 Series A Preferred Units held by Generate. The terms of the redemption were modified by the Side Letter Agreement, which granted a 30% discount on the make-whole premium for a total redemption price of $45.7 million inclusive of the make-whole premium. Terms of the Side Letter Agreement also preclude Ting Fiber, LLC from issuing additional Series A Preferred Units for 365 days from the closing of the Redemption Agreement during which time standby fees will suspended.

In our 2022 Annual Report, we disclosed our material cash requirements of both the Ting segment as well as the other segments excluding Ting. As of March 31, 2023, other than the items mentioned above, there have been no other material changes to our material cash requirements outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of March 31, 2023.

We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Agreement. In an effort to mitigate a portion of our market risk exposure the Company has entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to variable interest payments on the Amended Credit Agreement. The notional value of the swap at March 31, 2023 is $70 million, consistent with December 31, 2022.

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

As of March 31, 2023, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset

April - June 2023	$16,248	1.3417	$(123)
July - September 2023	18,041	1.3608	141
October - December 2023	14,430	1.3721	249
	$48,719	1.3578	$267

As of March 31, 2023, the Company had $48.7 million of outstanding foreign exchange forward contracts which will convert to $66.2 million Canadian dollars. Of these contracts, $48.7 million met the requirements for hedge accounting. As of December 31, 2022, the Company held contracts in the amount of $49.7 million to trade U.S. dollars in exchange for $67.0 million Canadian dollars. Of these contracts, $49.7 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2023. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2023. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2023 of approximately $1.6 million, before the effects of hedging. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of March 31, 2023, we had an outstanding balance of $236.0 million on the Amended Credit Agreement.  The Amended Credit Agreement added SOFR Loans as a form of advance available under the Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum). In May 2020, the Company entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to the variable interest payments on the Credit facility. The notional value of the interest rate swap was $70 million as of March 31, 2023, consistent with December 31, 2022. The Company does not use the interest rate swap for trading or speculative purposes. The contract is coterminous with the Credit facility, maturing in September 30, 2024. As of March 31, 2023, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Amended Credit Agreement by approximately $1.7 million, after the effects of hedging, assuming that the loan balance as of March 31, 2023 is outstanding for the entire period.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation as of  March 31, 2023 management has concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

We have made progress remediating the material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2022 which is described in the next section. Notwithstanding the material weakness described in Item 9A of the Annual Report on Form 10-K for the year ended December 31, 2022, we believe our consolidated statements presented in this Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

(b)    Changes in Internal Control over Financial Reporting

Except set forth below, during the during the three months ended March 31, 2023 there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

(c)    Plan for Remediation of Material Weakness in Internal Control over Financial Reporting

As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, we are in the process of remediating the material weakness in our internal control over financial reporting. Our remediation plan includes our taking steps to redesign processes and controls to ensure a more precise review of certain costs to identify those that should be capitalized. In addition, we have also been evaluating our financial team organizational structure, and what changes to roles and responsibilities we can make to enhance controls and compliance, including investing in additional technical accounting support.

Management, with oversight of the Audit Committee of the Board of Directors, has made substantial progress toward remediation of the material weakness through the following actions:

● redesign of processes and controls over review of certain costs to identify those that should be capitalized
● recruitment of resources to provide capacity to fully implement and sustain adherence to redesigned policies

When fully implemented and operating effectively, we expect these enhancements will remediate the material weakness described above. We have incurred and expect to incur additional costs associated with our remediation efforts. We plan to remediate the material weakness during our fiscal year ending December 31, 2023. However, we cannot determine how long it will take to fully and effectively execute our remediation plan, and we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

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

Item 1A. Risk Factors

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

Specifically, as discussed in more detail in Item 9A of the Form 10-K for the fiscal year ended December 31, 2022, we identified a material weakness relating to the operation of internal controls over the capitalization of certain costs that have been identified and included in our assessment. Notwithstanding that we did not identify any material misstatements to the consolidated financial statements and there were no changes to the previously released results as a result of this material weakness, the control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.  As a result of this material weakness, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2022 and March 31, 2023.

In light of the material weakness identified, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with GAAP and accurately reflected our financial position and results of its operations as of and for the year ended December 31, 2022 and March 31, 2023. Subsequent to our December 31, 2022 fiscal year end, we began taking a number of actions, including designing and implementing new controls and revising existing controls as well as investment in additional technical accounting support, in order to remediate the material weakness described above. We expect to continue our remediation efforts, including testing of operating effectiveness of new controls, and expect to incur additional costs remediating this material weakness.

Although we believe we are taking appropriate actions to remediate the control deficiency we identified and to strengthen our internal control over financial reporting, we may need to take additional measures to fully mitigate the material weakness, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our annual or interim consolidated financial statements. In addition, other material weaknesses or deficiencies may be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2023, the Company announced that its Board approved a stock buyback program (the "2023 Buyback Program") to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2023 and will terminate on or before February 9, 2024. For the three months ended March 31, 2023, the Company did not repurchase any shares under the 2023 Buyback Program.

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

Date: May 8, 2023	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ DAVINDER SINGH
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)