Form 10-K/A
period 2022-12-31
TUCOWS INC /PA/
filed 2023-06-06
CIK 909494

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 with the Securities and Exchange Commission (“SEC”) on March 15, 2023 (the “Original Filing”). This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed solely to amend Part II, Item 8, “Report of Independent Registered Public Accounting Firm” of the Original Filing to correct a typographical error within KPMG LLP’s (“KPMG”) report of independent registered public accounting firm on our consolidated financial statements (the “Audit Opinion”). This Amendment corrects the typographical error in the Audit Opinion by replacing the reference from “unqualified” to “adverse” when referencing the opinion on the effectiveness of the Company’s internal control over financial reporting.  There were no changes to KPMG’s report of independent registered public accounting firm on the effectiveness of the Company’s internal control over financial reporting.

For convenience, we are refiling the entire Annual Report on Form 10-K, as amended, including an updated consent by KPMG in Exhibit 23.1 and new certifications by our principal executive officer and principal financial officer, which are being filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

Except as described above, no other changes to the Original Filing are included in this Amendment. This Amendment speaks only as of the date of the Original Filing, and the Amendment does not modify or update the disclosures presented in the Original Filing other than as noted above, and does not reflect events occurring after the Original Filing.

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

3.3	Amendment No. 1 to Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by Reference to Exhibit 3.3 filed with Tucows’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

4.1	Description of Securities of the Registrant. (Incorporated by reference to Exhibit 4.1 filed with Tucows Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 15, 2023).

10.1*	2006 Equity Compensation Plan, as amended and restated, and approved by Shareholders as of September 8, 2020 (Incorporated by reference to Exhibit 4.1 filed with Tucows form S-8 as filed with the SEC on November 25, 2020).

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

10.7	Amended and Restated Senior Secured Credit Agreement, dated as of June 14, 2019, by and among Tucows.com Co., Ting Fiber, Inc., Ting, Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, as Borrowers, Tucows, Inc., as parent, Royal Bank of Canada, as Administrative Agent, and Royal Bank of Canada, Bank of Montreal, Bank of Nova Scotia, HSBC Bank Canada and Canadian Imperial Bank of Commerce, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on June 18, 2019).

Exhibit No.	Description

10.8	Amending Agreement No. 1, dated as of November 27, 2019, to the Amended and Restated Senior Secured Credit Agreement, dated as of June 14, 2019 (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on December 4, 2019).

10.9	Second Amended and Restated Senior Secured Credit Agreement, dated as of October 26, 2021, by and among Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows' Current Report on Form 8-K, as filed with the SEC on November 18, 2021).

10.10	Asset Purchase Agreement, dated as of August 1, 2020, by and between Tucows Inc., and DISH WIRELESS L.L.C. (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Quarterly Report on Form 10-Q on November 5, 2020).

10.11	Mobile Virtual Network Enabler (“MVNE”) Master Services Agreement, dated as of August 1, 2020, by and between Ting Inc., and DISH WIRELESS L.L.C (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Quarterly Report on Form 10-Q on November 5, 2020).

10.12	Third Amended and Restated Senior Secured Credit Agreement, dated as of August 8, 2022, by and among Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, Wavelo Inc., as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders (Incorporated by reference to Exhibit 10.3 filed with Tucows Quarterly Report on Form 10-Q on November 3, 2022).

10.13	Amending Agreement No. 1 to the Third Amended and Restated Senior Secured Credit Agreement, dated as of November 2, 2022, by and among Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, Wavelo, Inc. as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders. (Incorporated by reference to Exhibit 10.13 filed with Tucows Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 15, 2023).

10.14	Amending Agreement No. 2 to the Third Amended and Restated Senior Secured Credit Agreement, dated as of March 14, 2023, by and among Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, Wavelo, Inc. as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders. (Incorporated by reference to Exhibit 10.14 filed with Tucows Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 15, 2023).

10.15	Series A Preferred Unit Purchase Agreement, dated as of August 8, 2022, by and among Ting Fiber, LLC, a Delaware limited liability company and Generate TF Holdings, LLC (Incorporated by Reference to Exhibit 10.4 filed with Tucows' Quarterly Report on Form 10-Q on November 3, 2022).

10.16	Wavelo, Inc. 2022 Equity Compensation Plan (September 23, 2022) (Incorporated by reference to Exhibit 10.16 filed with Tucows Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 15, 2023).

10.17	Ting Fiber, LLC 2022 Equity Compensation Plan (December 15, 2022) (Incorporated by reference to Exhibit 10.17 filed with Tucows Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 15, 2023).

21.1#	Subsidiaries of Tucows Inc.

23.1#	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1#	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2#	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1†	Chief Executive Officer’s Section 1350 Certification.

32.2†	Chief Financial Officer’s Section 1350 Certification.

101.INS#	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH#	Inline XBRL Taxonomy Extension Schema

101.CAL#	Inline XBRL Taxonomy Extension Calculation

101.DEF#	Inline XBRL Taxonomy Extension Definition

101.LAB#	Inline XBRL Taxonomy Extension Labels

101.PRE#	Inline XBRL Taxonomy Extension Presentation

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

*	Management or compensatory contract.
#	Filed herewith.
†	Furnished herewith.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Tucows Inc.
DATE: June 6, 2023	By:	/s/ Elliot Noss
Name: Elliot Noss
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2023.

Signature	Title

/s/ Elliot Noss	President, Chief Executive Officer
Elliot Noss	(Principal Executive Officer) and Director

/s/ Davinder Singh	Chief Financial Officer
Davinder Singh	(Principal Financial and Accounting Officer)

/s/ Allen Karp	Director
Allen Karp

/s/ Marlene Carl	Director
Marlene Carl

/s/ Robin Chase	Director
Robin Chase

/s/ Erez Gissin	Director
Erez Gissin

/s/ Jeffrey Schwartz	Director
Jeffrey Schwartz

/s/ Brad Burnham	Director
Brad Burnham