Form 10-Q
period 2023-06-30
TUCOWS INC /PA/
filed 2023-08-03
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, there were 10,862,785 outstanding shares of common stock, no par value, of the registrant.

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

PART I.    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	June 30,	December 31,
	2023	2022

Assets

Current assets:
Cash and cash equivalents	$147,864	$23,496
Restricted cash (note 7)	3,361	-
Accounts receivable, net of allowance for doubtful accounts of $603 as of June 30, 2023 and $693 as of December 31, 2022	23,512	18,404
Contract asset, current portion (note 10)	4,572	5,159
Inventory	7,800	7,284
Prepaid expenses and deposits	20,448	17,005
Derivative instrument asset, current portion (note 4)	1,060	1,903
Deferred costs of fulfillment, current portion (note 11)	98,284	94,198
Income taxes recoverable	1,818	2,471
Total current assets	308,719	169,920

Contract asset, long-term portion (note 10)	31	2,328
Deferred costs of fulfillment, long-term portion (note 11)	15,874	16,476
Investments	2,012	2,012
Secured notes reserve funds receivable (note 7)	8,370	-
Deferred tax asset	5	-
Property and equipment	319,393	281,495
Right of use lease asset	21,615	20,489
Contract costs	2,184	1,827
Intangible assets (note 5)	34,692	39,790
Goodwill (note 5)	130,410	130,410
Total assets	$843,305	$664,747

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$11,955	$17,171
Accrued liabilities	27,405	22,653
Customer deposits	19,448	15,783
Derivative instrument liability, current portion (note 4)	-	389
Operating lease liability, current portion (note 12)	5,087	4,642
Deferred revenue, current portion (note 10)	128,868	122,894
Accreditation fees payable, current portion	610	809
Income taxes payable	754	2,248
Other current liabilities	-	1,600
Total current liabilities	194,127	188,189

Deferred revenue, long-term portion (note 10)	22,102	22,237
Accreditation fees payable, long-term portion	-	142
Operating lease liability, long-term portion (note 12)	13,022	12,438
Syndicated revolver (note 6)	229,295	238,930
Notes payable (note 7)	221,089	-
Redeemable preferred shares (note 18)	102,970	90,434
Deferred tax liability	9,594	15,720
Stockholders' equity (note 14)
Common stock - no par value, 250,000,000 shares authorized; 10,853,297 shares issued and outstanding as of June 30, 2023 and 10,817,110 shares issued and outstanding as of December 31, 2022	32,945	31,868
Additional paid-in capital	11,509	8,106
Retained earnings	5,848	55,899
Accumulated other comprehensive income (note 4)	804	784
Total stockholders' equity	51,106	96,657
Total liabilities and stockholders' equity	$843,305	$664,747

Contingencies (note 19)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Net revenues (note 10)	$84,978	$83,084	$165,408	$164,183

Cost of revenues (note 10)
Direct cost of revenues	50,743	49,300	100,033	98,721
Network, other costs	6,993	4,764	13,316	8,944
Network, depreciation of property and equipment	8,757	6,589	17,193	12,484
Network, amortization of intangible assets (note 5)	379	378	757	756
Network, impairment of property and equipment	74	-	2,016	27
Total cost of revenues	66,946	61,031	133,315	120,932

Gross profit	18,032	22,053	32,093	43,251

Expenses:
Sales and marketing	16,020	13,503	31,757	25,490
Technical operations and development	4,581	3,465	9,396	7,230
General and administrative	8,084	6,814	16,275	14,110
Depreciation of property and equipment	150	146	302	294
Loss on disposition of property and equipment	-	95	-	480
Amortization of intangible assets (note 5)	2,230	2,465	4,724	4,930
Loss (gain) on currency forward contracts (note 4)	68	-	23	-
Total expenses	31,133	26,488	62,477	52,534

Loss from operations	(13,101)	(4,435)	(30,384)	(9,283)

Other income (expenses):
Interest expense, net	(10,501)	(2,422)	(18,381)	(4,217)
Loss on debt extinguishment (note 18)	(14,680)	-	(14,680)	-
Income earned on sale of transferred assets, net (note 17)	4,289	4,520	8,659	9,272
Other expense, net	-	(50)	-	(100)
Total other income (expenses)	(20,892)	2,048	(24,402)	4,955

Loss before provision for income taxes	(33,993)	(2,387)	(54,786)	(4,328)

Provision for income taxes (note 8)	(3,025)	738	(4,735)	1,817

Net loss before redeemable non-controlling interest	(30,968)	(3,125)	(50,051)	(6,145)

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities (note 4)	578	195	646	1,163
Net amount reclassified to earnings (note 4)	(390)	(74)	(626)	(8)
Other comprehensive income (loss) net of tax expense (recovery) of $59 and $40 for the three months ended June 30, 2023 and June 30, 2022, $7 and $369 for the six months ended June 30, 2023 and June 30, 2022 (note 4)	188	121	20	1,155

Comprehensive loss, for the period	$(30,780)	$(3,004)	$(50,031)	$(4,990)

Basic and diluted loss per common share (note 9)	$(2.86)	$(0.29)	$(4.63)	$(0.57)

Shares used in computing basic and diluted loss per common share (note 9)	10,836,652	10,765,595	10,821,608	10,758,691

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Cash provided by:
Operating activities:
Net income/(loss) for the period	$(30,968)	$(3,125)	$(50,051)	$(6,145)
Items not involving cash:
Depreciation of property and equipment	8,907	6,735	17,495	12,778
Impairment of property and equipment	74	-	2,016	27
Amortization of debt discount and issuance costs	893	147	1,131	267
Amortization of intangible assets	2,609	2,843	5,481	5,686
Net amortization contract costs	(208)	(245)	(357)	(472)
Accretion of contingent consideration	-	50	-	148
Deferred income taxes (recovery)	(3,413)	(1,053)	(6,123)	(1,739)
Excess tax benefits on share-based compensation expense	-	(4)	(1)	(55)
Net Right of use operating assets/Operating lease liability	(15)	(115)	(97)	(56)
Loss on disposal of domain names	-	-	-	2
Accretion of redeemable preferred shares	3,338	-	6,375	-
Loss on debt extinguishment	14,680	-	14,680	-
Loss (Gain) on change in the fair value of forward contracts	879	-	1,624	-
Amortization of discontinued cash flow hedge from Accumulated other income	(572)	-	(1,144)	-
Stock-based compensation expense	2,052	1,436	4,298	2,828
Change in non-cash operating working capital:
Accounts receivable	661	2,865	(5,108)	1,053
Contract assets	693	(5,671)	2,884	(8,176)
Inventory	(1,261)	(1,238)	(516)	(1,519)
Prepaid expenses and deposits	(2,117)	3,910	(3,443)	1,675
Deferred costs of fulfillment	472	819	(3,484)	(1,130)
Income taxes recoverable	(1,374)	1,086	(856)	1,568
Accounts payable	(4,943)	3,891	(5,099)	6,158
Accrued liabilities	5,220	1,334	4,294	2,444
Customer deposits	3,322	950	3,665	327
Deferred revenue	(464)	(1,984)	5,839	2,384
Accreditation fees payable	(52)	(55)	(341)	(69)
Net cash provided by/(used in) operating activities	(1,587)	12,576	(6,838)	17,984

Financing activities:
Proceeds received on exercise of stock options	-	56	-	570
Proceeds from issuance of notes payable	227,258	-	227,258	-
Redeemable preferred shares redemption	(45,718)	-	(45,718)	-
Proceeds from redeemable preferred shares	5,000	-	35,000	-
Deferred notes payable financing costs	(6,745)	-	(6,745)	-
Deferred preferred financing costs	-	-	145	-
Contingent payments for acquisitions	-	(1,125)	(1,600)	(3,125)
Proceeds received on syndicated revolver	-	19,200	-	35,700
Repayment of syndicated revolver	(7,000)	-	(9,800)	-
Payment of syndicated revolver costs	(11)	(88)	(316)	(265)
Net cash (used in) provided by financing activities	172,784	18,043	198,224	32,880

Investing activities:
Additions to property and equipment	(23,158)	(30,288)	(54,904)	(53,342)
Acquisition of intangible assets	(217)	(22)	(383)	(117)
Net cash used in investing activities	(23,375)	(30,310)	(55,287)	(53,459)

Increase (decrease) in cash and cash equivalents, restricted cash, and restricted cash equivalents	147,822	309	136,099	(2,595)

Cash and cash equivalents, restricted cash, and restricted cash equivalents beginning of period	11,773	6,201	23,496	9,105
Cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$159,595	$6,510	$159,595	$6,510

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the interim consolidated balance sheets to the amounts shown in the interim consolidated statements of cash flows above:

Cash and cash equivalents	147,864	6,510	147,864	6,510
Restricted cash included in funds held by trustee	3,361	-	3,361	-
Restricted cash included in secured notes reserve funds receivable	8,370	-	8,370	-
Total Cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$159,595	$6,510	$159,595	$6,510

Supplemental cash flow information:
Interest paid	$6,442	$2,351	$10,327	$4,033
Income taxes paid, net	$1,474	$1,391	$1,975	$2,287
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$2,638	$12,102	$2,638	$12,102

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1. Organization of the Company:

Tucows Inc. (referred to throughout this report as the “Company”, “Tucows”, “we”, “us” or through similar expressions) is a corporate parent, allocating capital and providing efficient shared services to its three businesses Ting, Wavelo and Tucows Domains Services. Ting provides US consumers and small businesses with high-speed fixed Internet access in selected towns. Wavelo offers platform services which provide solutions to support Communication Service Providers ("CSPs") including subscription and billing management, network orchestration and provisioning, individual developer tools, and other professional services. Tucows Domains Services is a global distributor of Internet services, including domain name registration, digital certificates, and email. It provides these services primarily through a global Internet-based distribution network of Internet Service Providers, web hosting companies and other providers of Internet services to end-users.

2. Basis of Presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive income and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as at  June 30, 2023 and the results of operations and cash flows for the interim periods ended June 30, 2023 and 2022. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. Generally Accepted Accounting Principles issued by the Financial Accounting Standards Board. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in Tucows' 2022 Annual Report on Form 10-K/A filed with the SEC on June 6, 2023 (the “2022 Annual Report”). Except set forth as below, there have been no material changes to our significant accounting policies and estimates during the three and six months ended June 30, 2023 as compared to the significant accounting policies and estimates described in our 2022 Annual Report.

Restricted cash

Restricted cash is solely in connection with the 2023 Term Notes as defined in "Note 7 - Notes Payable"  and consists of (i) securitized assets cash receipts held by trustee and (ii) liquidity reserve funds. The non-current portion of the restricted cash is presented in "Secured notes reserve funds receivable" on the Consolidated Balance Sheet.

3. Recent Accounting Pronouncements:

Recent Accounting Pronouncements Not Yet Adopted

None with an expected material impact on the Company.

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

The Company does not use hedging forward contracts for trading or speculative purposes. The foreign exchange contracts typically mature between one and twelve months, and the interest rate swap matured in June 2023.

The Company has designated certain of these foreign exchange transactions as cash flow hedges of forecasted transactions under ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASC Topic 815”). For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. The Company designated the interest rate swap as a cash flow hedge of expected future interest payments at the inception of the contract. Accordingly, for the foreign exchange, unrealized gains or losses on the effective portion of these contracts were included within other comprehensive income and reclassified to earnings when the hedged transaction is settled. Cash flows from hedging activities were classified under the same category as the cash flows from the hedged items in the consolidated statements of cash flows. The fair value of the contracts, as of  June 30, 2023 and December 31, 2022, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

During the third quarter of fiscal year 2022, the Company elected to discontinue its application of hedge accounting to its interest rate swaps prospectively. Until the interest rate swaps matured in June 2023, the derivatives continued to be carried at fair value in the accompanying Consolidated Balance Sheets with changes in their fair value from the date of discontinuance recognized in current period earnings in Interest expense, net in the Consolidated Statements of Operations and Comprehensive Income. Unrealized gains and losses in Accumulated other comprehensive income as of the date of discontinuance were realized in net income over the remaining term of the underlying forecasted interest payments into interest expense over the original term of the hedged debt. Prior to the discontinuance, for the interest rate swap contracts, unrealized gains or losses on the effective portion of these contracts had been included in other comprehensive income and reclassified to earnings when the hedged transaction is settled.

As of June 30, 2023, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $32.5 million, of which $32.5 million met the requirements of ASC Topic 815 and were designated as hedges.

As of December 31, 2022, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $49.7 million, of which $49.7 million met the requirements of ASC Topic 815 and were designated as hedges.

As of June 30, 2023, the notional amount of interest swaps contracts that the Company held to pay-fixed, receive-variable interest rate swap was nil.

As of December 31, 2022, the notional amount of interest swaps contracts that the Company held to pay-fixed, receive-variable interest rate swap was $70 million, of which $70 million met the requirements of ASC Topic 815 and were designated as hedges.

As of June 30, 2023, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset

July - September 2023	$18,041	1.3608	$513
October - December 2023	14,430	1.3721	547
	$32,471	1.3658	$1,060

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of June 30, 2023 Fair Value Asset	As of December 31, 2022 Fair Value Asset (Liability)
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$1,060	$(84)
Interest rate swap contract discontinued as a cash flow hedge (net)	Derivative instruments	-	1,598
Total foreign currency and interest swap forward contracts (net)	Derivative instruments	$1,060	$1,514

Movement in accumulated other comprehensive income (AOCI) balance for the three months ended June 30, 2023 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI Balance - March 31, 2023	$812	$(196)	$616
Other comprehensive income (loss) before reclassifications	762	(184)	578
Amount reclassified from AOCI	32	(7)	25
Amortization of discontinued cash flow hedge	(547)	132	(415)
Other comprehensive income (loss) for the three months ended June 30, 2023	247	(59)	188

Ending AOCI Balance - June 30, 2023	1,059	(255)	804

Movement in accumulated other comprehensive income (AOCI) balance for the six months ended June 30, 2023 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2022	$1,032	$(248)	$784
Other comprehensive income (loss) before reclassifications	852	(206)	646
Amount reclassified from AOCI	292	(71)	221
Amortization of discontinued cash flow hedge	(1,117)	270	(847)
Other comprehensive income (loss) for the six months ended June 30, 2023	27	(7)	20

Ending AOCI Balance - June 30, 2023	$1,059	$(255)	$804

Effects of derivative instruments on income and other comprehensive income (OCI) for the three months ended June 30, 2023 and 2022 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(25)
Foreign currency forward contracts for the three months ended June 30, 2023	$578	Cost of revenues	$(8)

Interest rate swap contract for the three months ended June 30, 2023	$-	Interest expense, net	$-

		Operating expenses	$10
Foreign currency forward contracts for the three months ended June 30, 2022	$(187)	Cost of revenues	$2

Interest rate swap contract for the three months ended June 30, 2022	$382	Interest expense, net	$86

Effects of derivative instruments on income and other comprehensive income (OCI) for the six months ended June 30, 2023 and 2022 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(235)
Foreign currency forward contracts for the six months ended June 30, 2023	$646	Cost of revenues	$(57)

Interest rate swap contract for the six months ended June 30, 2023	$-	Interest expense, net	$-

		Operating expenses	$(49)
Foreign currency forward contracts for the six months ended June 30, 2022	$(275)	Cost of revenues	$(10)

Interest rate swap contract for the six months ended June 30, 2022	$1,438	Interest expense, net	$69

5. Goodwill and Other Intangible Assets:

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance remained consistent at $130.4 million as of  June 30, 2023 and December 31, 2022. The Company's goodwill relates 83% ($107.7 million) to the Tucows Domains operating segment and 17% ($22.7 million) to the Ting operating segment.

Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present. No impairment charge was recognized during the three and six months ended June 30, 2023 and 2022.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended  June 30, 2023 and June 30, 2022, the Company assessed that all domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should be renewed.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years.

For the three and six months ended June 30, 2023 Company purchased customer relationship assets through hosting agreements whereby customer assets were obtained for $0.2 million and $0.4 million, respectively. These customer assets are being amortized over seven years.

Net book value of acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, March 31, 2023	$11,155	$1,129	$2,422	$18,805	$2,615	$958	$37,084
Acquisition of customer relationships	-	-	-	217	-	-	217
Amortization expense	-	-	(518)	(1,911)	(155)	(25)	(2,609)
Balances, June 30, 2023	$11,155	$1,129	$1,904	$17,111	$2,460	$933	$34,692

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, December 31, 2022	$11,155	$1,129	$2,940	$20,813	$2,770	$983	$39,790
Acquisition of customer relationships	-	-	-	383	-	-	383
Amortization expense	-	-	(1,036)	(4,085)	(310)	(50)	(5,481)
Balances, June 30, 2023	$11,155	$1,129	$1,904	$17,111	$2,460	$933	$34,692

The following table shows the estimated amortization expense for each of the next 5 years and thereafter, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
Remainder of 2023	$5,032
2024	5,565
2025	4,365
2026	2,802
2027	1,610
Thereafter	3,034
Total	$22,408

6. Syndicated Revolver:

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

On August 8, 2022, the Company entered into a Third Amended and Restated Senior Secured Credit Agreement (the “Amended Credit Agreement”) with its existing lenders. The Amended Credit Agreement continues to provide the Company with access to an aggregate of $240 million in committed funds (the Credit Facility). Under the Amended Credit Agreement, and in connection with the Unit Purchase Agreement (as defined in Note 18- Redeemable preferred shares), the Lenders agreed that Ting Fiber Inc. (converted to Ting LLC) and its wholly owned subsidiaries ceased to be Guarantors under the Credit Facility and shall automatically be released from the respective guarantee and security documents, including a release of the Lenders' security interests and liens upon the assets of such entities. The terms of the LLC agreement with Generate (as defined in Note 18- Redeemable preferred shares) prohibit Tucows from funding the operations or capital investments in Ting LLC with funds generated by its subsidiaries outside of Ting LLC or its wholly owned subsidiaries ("Excluding-Ting"). Additionally, the Amended Credit Agreement has extended the maturity of the Credit Facility to June 14, 2024. Excluding-Ting was subject to the following financial covenants at all times, which are to be calculated on a rolling four quarter basis: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.00:1.00 until September 29, 2023 and 3.75:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. The Amended Credit Agreement also requires Excluding-Ting to comply with other customary terms and conditions. Both the maturity date and maximum Total Funded Debt to Adjusted EBITDA Ratio covenant were subsequently amended on March 14, 2023 described more fully below. The Amended Credit Agreement added SOFR Loans as a form of advance available under the Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum).

Amending Agreement No.2 to the Third Amended and Restated Senior Secured Credit Agreement

On March 14, 2023 Excluding-Ting entered into an Amending Agreement No.2 (the "Credit Agreement Amendment") to the Third Amended and Restated Senior Secured Credit Agreement with its existing syndicate of lenders (The "Credit Agreement Amendment"). The Credit Agreement Amendment continues to provide Excluding-Ting with access to an aggregate of $240 million in committed funds, however there is a suspension to the $60 million accordion during the relief period (the "Leverage Step Up Period"), which is defined as from Closing ( March 14, 2023) to the date that Excluding-Ting delivers a compliance certificate for the period ending on December 31, 2023 demonstrating compliance with financial covenants. Additionally, the Credit Agreement Amendment has extended the maturity of the Credit Facility to September 30, 2024. As a result of the closing of the Credit Agreement, Excluding-Ting is subject to the following financial covenants at all times, with monthly testing during the Leverage Step Up Period and reverting to quarterly tests thereafter: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.50:1.00 from March 14, 2023 up to and including September 29, 2023; 4.00:1.00 from September 30, 2023 up to and including December 30, 2023; and 3.75:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. During the six months ended June 30, 2023, Excluding-Ting made repayments of $9.8 million on the Credit Facility.

Credit Facility Terms

During the three and six months ended June 30, 2023, and the three and six months ended June 30, 2022 Excluding-Ting was in compliance with the covenants under the credit agreements in effect at the time.

Borrowings under the Amended Credit Agreement will accrue interest and standby fees based on Excluding-Ting’s Total Funded Debt to Adjusted EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:
Availment type or fee	Less than 1.75	Greater than or equal to 1.75 and less than 2.25	Greater than or equal to 2.25 and less than 2.75	Greater than or equal to 2.75 and less than 3.25	Greater than or equal to 3.25 and less than 3.75	Greater than or equal to 3.75 and less than 4.00	Greater than or equal to 4.00
Canadian dollar borrowings based on Bankers’ Acceptance or U.S. dollar borrowings based on SOFR (Margin)	1.50%	1.75%	2.25%	2.50%	2.75%	3.00%	3.50%
Canadian or U.S. dollar borrowings based on Prime Rate or U.S. dollar borrowings based on Base Rate (Margin)	0.25%	0.50%	1.0%	1.25%	1.50%	1.75%	2.25%
Standby fees	0.30%	0.35%	0.45%	0.50%	0.55%	0.60%	0.70%

The following table summarizes Excluding-Ting's borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	June 30, 2023	December 31, 2022

Revolver	$229,900	$239,700
Less: unamortized debt discount and issuance costs	(605)	(770)
Total syndicated revolver	229,295	238,930
Less: syndicated revolver, current portion	-	-
Syndicated revolver, long-term portion	$229,295	$238,930

The following table summarizes our scheduled principal repayments as of  June 30, 2023 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2023	$-
2024	229,900
$229,900

7. Notes Payable:

2023 Notes

On May 4, 2023 (the “Closing Date”), Tucows Inc. through certain of its indirect and wholly owned subsidiaries, including Ting Fiber, LLC entered into a definitive agreement relating to a securitized financing facility related to a privately placed securitization transaction. On the Closing Date, Ting Issuer LLC, a Delaware limited liability company (the “Issuer”), a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company issued (i) $168,357,000 of its 5.95% Secured Fiber Revenue Notes, Series 2023-1, Class A-2, (ii) $23,289,000 of its 7.40% Secured Fiber Revenue Notes, Series 2023-1, Class B and (iii) $46,859,000 initial principal amount of 9.95% Secured Fiber Revenue Notes, Series 2023-1, Class C, together, the “2023 Term Notes”. The offering was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the issuance of the 2023 Term Notes were $220.5 million, after deducting debt discount of $11.2 million and issuing costs of $6.7 million.

The debt discount and issuance costs of the 2023 Notes are being amortized using the straight line method over a five-year period between the Closing date and the anticipated repayment date. During the three and six months ended June 30, 2022, the Company recognized $0.6 million of interest expense related to the amortization of the debt discount and issuance costs of the 2023 Notes.

The 2023 Term Notes are issued under an indenture, dated May 4, 2023 (the “Base Indenture”) between the Issuer and Citibank, N.A., as trustee (the “Indenture Trustee”) as supplemented by the Series 2023-1 supplemental indenture dated May 4, 2023, (the “Series 2023-1 Supplement” and, together with the Base Indenture, the “Indenture”), between the Issuer and the Trustee. Interest payments on the 2023 Term Notes are payable on a monthly basis. The legal final maturity date of the 2023 Term Notes is in April of 2053, but, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment date of the 2023 Term Notes will be in April 2028. If the Issuer has not repaid or refinanced the 2023 Term Notes prior to the anticipated repayment date, additional interest will accrue on the 2023 Term Notes in an amount equal to the greater of (A) 5.00% per annum and (B) a per annum interest rate equal to the excess, if any, by which the sum of the following exceeds the original interest rate of such 2023 Term Note (i) the yield to maturity (adjusted to a “mortgage equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on such anticipated repayment date of the United States Treasury Security having a term closest to 10 years, plus (ii) 5.00%, plus (iii) (x) for the 2023 Class A-2 Notes, 3.50%, (y) for the 2023 Class B Notes, 5.00% and (z) for the 2023 Class C Notes, 7.82%

The 2023 Notes are secured by certain of the Company’s revenue-generating assets, consisting principally of fiber-network related agreements, fiber-network assets and customer contracts (collectively, the “Securitized Assets”) that are owned by certain other limited-purpose, bankruptcy-remote, wholly owned indirect subsidiaries of the Company that act as the Guarantors (collectively with the Issuer, the “Obligor”) under the Base Indenture. The 2023 Term Notes are subject to a series of covenants, restrictions and other investor protections including (i) that the Issuer maintains specified reserve accounts to be used to make required payments in respect of the 2023 Term Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, (iii) certain indemnification payments (iv) the guarantors comply with standard bankruptcy-remoteness covenants, including not guaranteeing or being liable for other affiliates debts or liabilities and (v) covenants relating to recordkeeping, access to information, and similar matters.

As of June 30, 2023, we were in compliance with all required covenants.

The following table summarizes Ting's borrowings under the 2023 Notes (Dollar amounts in thousands of U.S. dollars):

	June 30, 2023	December 31, 2022

Principal	$238,505	$-
Less: unamortized issuance costs	(6,520)	-
Less: unamortized discount	(10,896)
Total notes payable	221,089	-
Less: notes payable, current portion	-	-
Note payable, long-term portion	$221,089	$-

The following table summarizes our scheduled principal repayments as of  June 30, 2023 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2023	$-
2024	-
2025	-
2026	-
2027	-
Thereafter	238,505
$238,505

Restricted Cash

Under the terms of the Indenture, revenues generated from the Securitized Assets are deposited into accounts controlled by the Indenture Trustee within two business days of receipt. The Company has no access to or control of the funds held in trust until they are disbursed by the Indenture Trustee on the 20th day of each calendar month (the “Payment Date”). In accordance with the Indenture, on each Payment Date the Indenture Trustee disburses, on behalf of the Obligor, administration fees to service providers, interest payments to the noteholders, liquidity reserve top-ups (if required), and the remaining funds to accounts controlled by the Obligor. Funds held in trust with the Indenture Trustee at the reporting date are presented as “Funds held by trustee” on the Company’s Consolidated Balance Sheet.

At June 30, 2023, Funds held by trustee totaled $3.4 million.

Under the terms of the Indenture, the Company is also required to maintain a liquidity reserve fund equal to the sum of (A) six times the total amount of fund administration fees payable on each payment date after May 20, 2023 and (B) six times the total amount of monthly interest on the 2023 Notes due and payable on each payment date after May 20, 2023. The liquidity reserve is maintained with the Indenture Trustee until the maturity of the 2023 Term Notes and the balance is presented as “Secured notes reserve funds receivable” on the Company’s Consolidated Balance Sheet.

At June 30, 2023 Secured notes reserve funds receivable totaled $8.4 million.

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

For the three months and six months ended June 30, 2023, the Company recorded an income tax recovery of $3.0 million and $4.7 million on net loss before income taxes of $34.0 million and $54.8 million respectively, using an estimated effective tax rate for the fiscal year ending December 31, 2023. Our effective tax rates for the three months ended June 30, 2023 differs from the U.S. federal statutory rate primarily due to changes in valuation allowance on net operating losses and foreign tax credits.

Comparatively, for the three and six months ended June 30, 2022, the Company recorded an income tax expense of $0.7 million and $1.8 million respectively, on net loss before income taxes of $2.4 million and $4.3 million respectively, using an estimated effective tax rate for the fiscal year ending December 31, 2022. Our effective tax rates for the three and six months ended June 30, 2022 differs from the U.S. federal statutory rate primarily due to changes in valuation allowance on foreign tax credit, state tax expense and the impact of foreign earnings.

9. Basic and Diluted Earnings per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of US dollars, except for share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Numerator for basic and diluted earnings per common share:
Net income/(loss) for the period	$(30,968)	$(3,125)	$(50,051)	$(6,145)

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,836,652	10,765,595	10,821,608	10,758,691
Effect of outstanding stock options	-	-	-	-
Diluted weighted average number of shares outstanding	10,836,652	10,765,595	10,821,608	10,758,691

Basic and diluted earnings/(loss) per common share	$(2.86)	$(0.29)	$(4.63)	$(0.57)

For the three and six months ended June 30, 2023, the Company recorded a net loss, thus all outstanding options were considered anti-dilutive and excluded from the computation of diluted income per common share.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Ting:
Fiber Internet Services	$12,408	$10,221	$24,261	$20,009

Wavelo:
Platform Services	10,342	7,970	16,840	14,067
Other Professional Services	409	1,000	1,211	1,750
Total Wavelo	10,751	8,970	18,051	15,817

Tucows Domains
Wholesale
Domain Services	46,782	46,979	93,075	93,815
Value Added Services	4,745	5,597	9,276	11,246
Total Wholesale	51,527	52,576	102,351	105,061

Retail	8,429	8,487	16,847	17,548
Total Tucows Domains	59,956	61,063	119,198	122,609

Tucows Corporate:
Mobile services and eliminations	1,863	2,830	3,898	5,748

	$84,978	$83,084	$165,408	$164,183

During the three and six months ended June 30, 2023 one customer accounted for 12% and 10% of total revenue, respectively. During the three and six months ended June 30, 2022 one customer accounted for 11% and 10% of total revenue, respectively.

At June 30, 2023, one customer represented 55%of accounts receivables. As of December 31, 2022, one customer represented 46% of total accounts receivable.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Ting:
Fiber Internet Services	$5,357	$4,417	$9,342	$8,455

Wavelo:
Platform Services	330	202	664	387
Other Professional Services	369	856	1,061	1,632
Total Wavelo	699	1,058	1,725	2,019

Tucows Domains:
Wholesale
Domain Services	37,291	36,938	74,293	73,335
Value Added Services	583	643	1,189	1,299
Total Wholesale	37,874	37,581	75,482	74,634

Retail	4,153	3,519	8,266	8,278
Total Tucows Domains	42,027	41,100	83,748	82,912

Tucows Corporate:
Mobile services and eliminations	2,660	2,725	5,218	5,335

Network Expenses:
Network, other costs	6,993	4,764	13,316	8,944
Network, depreciation of property and equipment	8,757	6,589	17,193	12,484
Network, amortization of intangible assets	379	378	757	756
Network, impairment of property and equipment	74	-	2,016	27
Total Network Expenses	16,203	11,731	33,282	22,211

	$66,946	$61,031	$133,315	$120,932

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

Significant changes in deferred revenue for the six months ended June 30, 2023 were as follows (Dollar amounts in thousands of U.S. dollars):

Deferred revenue:

June 30, 2023

Balance, beginning of period	$145,131
Deferred revenue	134,740
Recognized revenue	(128,901)
Balance, end of period	$150,970

The Company receives consideration for long-term mobile platform service contracts, which we collect variably each month depending on the number of subscribers hosted on the platform (subject to certain minimums) as well as through certain fixed platform fees and credits. Contract assets are recorded for services delivered under long-term mobile platform services contracts, to the extent that the services delivered exceed the services which have been billed to the customer at the reporting date. Contract assets are transferred to receivables when the rights to consideration become unconditional. All contract assets transfer to receivables within three months of when they are recognized. Significant changes in the contract assets for the six months ended June 30, 2023 were as follows (Dollar amounts in thousands of U.S dollars):

Contract assets:

June 30, 2023

Balance, beginning of period	$7,487
Consideration recognized as revenue	14,924
Transferred to receivables	(17,808)
Balance, end of period	$4,603

Remaining Performance Obligations:

For retail mobile and internet access services, where the performance obligation is part of contracts that have an original expected duration of one year or less (typically one month), the Company has elected to apply a practical expedient to not disclose revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied).

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

11. Costs to obtain and fulfill a Contract:

Deferred costs of fulfillment

Deferred costs to fulfill contracts primarily consist of domain registration costs which have been paid to a domain registry, and are capitalized as deferred costs of fulfillment. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. The Company also defers certain technology design and data migration costs it incurs to fulfil its performance obligations contained in our platform services arrangements. For the six months ended June 30, 2023, the Company deferred $89.4 million and amortized $85.9 million of contract costs. There was no impairment loss recognized in relation to the costs capitalized during the six months ended June 30, 2023. Amortization expense of deferred costs is included in cost of revenue.

The breakdown of the movement in the deferred costs of fulfillment balance for the six months ended June 30, 2023 is as follows (Dollar amounts in thousands of U.S. dollars).

June 30, 2023

Balance, beginning of period	$110,674
Deferral of costs	89,366
Recognized costs	(85,882)
Balance, end of period	$114,158

12. Leases:

We lease datacenters, corporate offices and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating Lease Cost (leases with a total term greater than 12 months)	$1,347	$967	$2,638	$1,815
Short-term Lease Cost (leases with a total term of 12 months or less)	49	36	146	47
Variable Lease Cost	449	154	916	257
Total Lease Cost	$1,845	$1,157	$3,700	$2,119

Lease Cost is presented in general and administrative expenses and network expenses within our consolidated statements of operations and comprehensive income.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Supplemental cashflow information:	2023	2022	2023	2022
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,464	$938	$2,858	$1,874
Operating Lease - Operating Cash Flows (Liability Reduction)	$1,263	$833	$2,495	$1,665
New ROU Assets - Operating Leases	$296	$2,167	$3,117	$3,545

Supplemental balance sheet information related to leases:	June 30, 2023	December 31, 2022
Weighted Average Discount Rate	4.88%	3.09%
Weighted Average Remaining Lease Term	6.20 yrs	7.74 yrs

Maturity of lease liability as of  June 30, 2023 (Dollar amounts in thousands of U.S. dollars):

June 30, 2023
Remaining of 2023	$2,992
2024	5,472
2025	4,068
2026	2,279
2027	1,468
Thereafter	3,984
Total future lease payments	20,263
Less imputed interest	2,154
Total	$18,109

Operating lease payments include payments under the non-cancellable term, without any additional amounts related to options to extend lease terms that are reasonably certain of being exercised.

As of June 30, 2023, we have not entered into lease agreements that have not yet commenced.

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

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in “Note 10 – Revenue”), which is regularly reported to the chief operating decision maker, and the reconciliations thereof to our income before taxes, are set out in the following tables (Dollar amounts in thousands of US dollars):

Reconciliation of Loss before Provision for Income Taxes to Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands of US Dollars)	2023	2022	2023	2022
(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Loss for the period	$(30,968)	$(3,125)	$(50,051)	$(6,145)
Less:
Provision for income taxes	(3,025)	738	(4,735)	1,817
Depreciation of property and equipment	8,907	6,735	17,495	12,778
Impairment and loss on disposition of property and equipment	74	95	2,016	507
Amortization of intangible assets	2,609	2,843	5,481	5,686
Interest expense, net	10,501	2,422	18,381	4,217
Loss on debt extinguishment	14,680	-	14,680	-
Accretion of contingent liability	-	50	-	148
Stock-based compensation	2,052	1,436	4,298	2,828
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	(126)	46	(84)	100
Acquisition and other costs[1]	691	460	944	1,076

Adjusted EBITDA	$5,395	$11,700	$8,425	$23,012

1 Acquisition and other costs represent transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses, primarily related to our acquisitions, including Simply Bits in November 2021. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Three Months Ended June 30, 2023

Net Revenues
External Revenues	$12,408	$10,084	$59,956	$2,530	$84,978
Intersegment Revenues	-	667	-	(667)	-
Total Net Revenues	12,408	10,751	59,956	1,863	84,978
Direct cost of revenues	5,357	699	42,027	2,660	50,743
Segment Gross Margin	7,051	10,052	17,929	(797)	34,235

Network, other costs					6,993
Network, depreciation of property and equipment					8,757
Network, amortization of intangible assets					379
Network, impairment of property and equipment					74
Gross profit					18,032

Expenses:
Sales and marketing					16,020
Technical operations and development					4,581
General and administrative					8,084
Depreciation of property and equipment					150
Loss on disposition of property and equipment					-
Amortization of intangible assets					2,230
Loss (gain) on currency forward contracts					68
Total expenses					31,133

Loss from operations					(13,101)

Other income (expenses):
Interest expense, net					(10,501)
Loss on debt extinguishment					(14,680)
Income earned on sale of transferred assets					4,289
Other expense, net					-
Total other income (expense)					(20,892)

Loss before provision for income taxes					$(33,993)

Adjusted EBITDA	$(10,336)	$3,427	$10,578	$1,726	$5,395

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Three Months Ended June 30, 2022

Net Revenues
External Revenues	$10,221	$8,799	$61,063	$3,001	$83,084
Intersegment Revenues	-	171	-	(171)	-
Total Net Revenues	10,221	8,970	61,063	2,830	83,084
Direct cost of revenues	4,417	1,058	41,100	2,725	49,300
Segment Gross Margin	5,804	7,912	19,963	105	33,784

Network, other costs					4,764
Network, depreciation of property and equipment					6,589
Network, amortization of intangible assets					378
Network, impairment of property and equipment					-
Gross profit					22,053

Expenses:
Sales and marketing					13,503
Technical operations and development					3,465
General and administrative					6,814
Depreciation of property and equipment					146
Loss on disposition of property and equipment					95
Amortization of intangible assets					2,465
Loss (gain) on currency forward contracts					-
Total expenses					26,488

Loss from operations					(4,435)

Other income (expenses):
Interest expense, net					(2,422)
Income earned on sale of transferred assets					4,520
Other expense, net					(50)
Total other income (expense)					2,048

Loss before provision for income taxes					$(2,387)

Adjusted EBITDA	$(6,185)	$3,872	$12,107	$1,906	$11,700

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Six Months Ended June 30, 2023

Net Revenues
External Revenues	$24,261	$16,726	$119,198	$5,223	$165,408
Intersegment Revenues	-	1,325	-	(1,325)	-
Total Net Revenues	24,261	18,051	119,198	3,898	165,408
Direct cost of revenues	9,342	1,725	83,748	5,218	100,033
Segment Gross Margin	14,919	16,326	35,450	(1,320)	65,375

Network, other costs					13,316
Network, depreciation of property and equipment					17,193
Network, amortization of intangible assets					757
Network, impairment of property and equipment					2,016
Gross profit					32,093

Expenses:
Sales and marketing					31,757
Technical operations and development					9,396
General and administrative					16,275
Depreciation of property and equipment					302
Loss on disposition of property and equipment					-
Amortization of intangible assets					4,724
Loss (gain) on currency forward contracts					23
Total expenses					62,477

Loss from operations					(30,384)

Other income (expenses):
Interest expense, net					(18,381)
Loss on debt extinguishment					(14,680)
Income earned on sale of transferred assets, net					8,659
Other expense, net					-
Total other income (expense)					(24,402)

Loss before provision for income taxes					$(54,786)

Adjusted EBITDA	$(19,609)	$3,762	$20,916	$3,356	$8,425

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Six Months Ended June 30, 2022

Net Revenues
External Revenues	$20,009	$15,489	$122,609	$6,076	$164,183
Intersegment Revenues	-	328	-	(328)	-
Total Net Revenues	20,009	15,161	122,609	6,404	164,183
Direct cost of revenues	8,455	2,019	82,912	5,335	98,721
Segment Gross Margin	11,554	13,142	39,697	1,069	65,462

Network, other costs					8,944
Network, depreciation of property and equipment					12,484
Network, amortization of intangible assets					756
Network, impairment of property and equipment					27
Gross profit					43,251

Expenses:
Sales and marketing					25,490
Technical operations and development					7,230
General and administrative					14,110
Depreciation of property and equipment					294
Loss on disposition of property and equipment					480
Amortization of intangible assets					4,930
Loss (gain) on currency forward contracts					-
Total expenses					52,534

Loss from operations					(9,283)

Other income (expenses):
Interest expense, net					(4,217)
Income earned on sale of transferred assets					9,272
Other expense, net					(100)
Total other income (expense)					4,955

Loss before provision for income taxes					$(4,328)

Adjusted EBITDA	$(10,505)	$5,919	$23,881	$3,717	$23,012

(b)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of US dollars):

	June 30, 2023	December 31, 2022

Canada	$1,162	$1,240
United States	318,196	280,219
Europe	35	36
	$319,393	$281,495

(c)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of US dollars):

	June 30, 2023	December 31, 2022

Canada	$2,221	$2,736
United States	20,187	24,770
	$22,408	$27,506

(d)           Valuation and qualifying accounts (Dollar amounts in thousands of US dollars):

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period

Six Months Ended June 30, 2023	$693		$90	$603
Twelve months ended December 31, 2022	$541	$152	$-	$693

14. Stockholders' Equity:

The following table summarizes stockholders' equity transactions for the three and six months June 30, 2023 (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained	comprehensive	stockholders'
	Number	Amount	capital	earnings	income (loss)	equity

Balances, March 31, 2023	10,831,435	$32,461	$9,759	$36,816	$616	$79,652

Stock-based compensation(1)	21,862	484	1,750	-	-	2,234
Net income	-	-	-	(30,968)	-	(30,968)
Other comprehensive income (loss)	-	-	-	-	188	188
Balances, June 30, 2023	10,853,297	$32,945	$11,509	$5,848	$804	$51,106

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained	comprehensive	stockholders'
	Number	Amount	capital	earnings	income (loss)	equity

Balances, December 31, 2022	10,817,110	$31,868	$8,106	$55,899	$784	$96,657

Stock-based compensation(1)	36,187	1,077	3,403	-		4,480
Net income	-	-	-	(50,051)	-	(50,051)
Other comprehensive income (loss)	-	-	-	-	20	20
Balances, June 30, 2023	10,853,297	$32,945	$11,509	$5,848	$804	$51,106

(1) The Company capitalizes stock-based compensation costs directly attributable to the development of qualifying assets. Qualifying assets include internally use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 718. During the three and six months ended June 30, 2023 the Company capitalized $0.2 million of stock-based compensation directly attributable to the development of certain IUS assets.

2023 Stock Buyback Program

On February 9, 2023, the Company announced that its Board has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The $40 million buyback program commenced on February 10, 2023 and is expected to terminated on February 9, 2024. For the three and six months ended June 30, 2023, the Company did not repurchase shares under this program.

2022 Stock Buyback Program

On  February 10, 2022, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on  February 11, 2022 and was terminated on  February 10, 2023. For the three and six months ended June 30, 2022 the Company did not repurchase shares under this program. During the six months ended June 30, 2023 the Company did not repurchase shares under this program.

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

15. Share-based Payments:

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

Details of Company Option transactions for the three and six months ended  June 30, 2023 and  June 30, 2022 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	1,021,600	$62.70	883,254	$64.37
Granted	127,055	26.68	211,480	42.07
Exercised	-	-	(975)	56.98
Forfeited	(9,439)	62.26	(15,951)	75.87
Expired	(7,334)	63.84	(7,763)	58.62
Outstanding, end of period	1,131,882	55.84	1,070,045	59.88
Options exercisable, end of period	662,210	$62.16	540,937	$59.62

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	1,036,748	$59.97	904,151	$64.36
Granted	137,055	26.36	218,480	43.01
Exercised	-	-	(12,567)	56.66
Forfeited	(27,862)	59.82	(31,394)	73.05
Expired	(14,059)	65.54	(8,625)	58.97
Outstanding, end of period	1,131,882	55.84	1,070,045	59.88
Options exercisable, end of period	662,210	$62.16	540,937	$59.62

As of June 30, 2023, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$21.61 - $26.78	137,055	$26.36	7.0	$189	-	$-	-	$-
$30.70 - $30.74	20,000	30.71	6.4	-	-	-	-	-
$40.04 - $48.00	225,522	42.39	5.6	-	56,656	42.73	5.4	-
$51.82 - $59.98	196,958	55.72	1.2	-	192,983	55.72	1.2	-
$60.01 - $68.41	303,260	62.10	3.1	-	270,163	62.33	3.0	-
$70.13 - $79.51	232,587	78.53	4.7	-	135,471	78.12	4.5	-
$80.61 - $82.07	16,500	81.27	5.3	-	6,937	81.60	5.3	-
	1,131,882	$55.84	4.2	$189	662,210	$62.16	3.0	$-

Total unrecognized compensation cost relating to unvested stock options at June 30, 2023, prior to the consideration of expected forfeitures, is approximately $7.4 million and is expected to be recognized over a weighted average period of 2.8 years.

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

Details of Wavelo's stock option transactions for the three and six months ended  June 30, 2023 and  June 30, 2022 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	14,469,595	$1.27	-	$-
Granted	94,750	1.27	-	-
Exercised	-	-	-	-
Forfeited	(84,063)	1.27	-	-
Expired	(16,317)	1.27	-	-
Outstanding, end of period	14,463,965	1.27	-	-
Options exercisable, end of period	5,685,566	$1.27	-	$-

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of perio	15,975,528	$1.27	-	$-
Granted	675,500	1.27	-	-
Exercised	-	-	-	-
Forfeited	(170,746)	1.27	-	-
Expired	(16,317)	1.27	-	-
Outstanding, end of period	16,463,965	1.27	-	-
Options exercisable, end of period	5,685,566	$1.27	-	$-

As of June 30, 2023, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $1.27	16,463,965	$1.27	6.4	$-	5,685,566	$1.27	6.4	$-
	16,463,965	$1.27	6.4	$-	5,685,566	$1.27	6.4	$-

Total unrecognized compensation cost relating to unvested stock options at June 30, 2023, prior to the consideration of expected forfeitures, is approximately $5.2 million and is expected to be recognized over a weighted average period of 2.6 years.

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

Details of Ting's stock option transactions for the three and six months ended  June 30, 2023 and  June 30, 2022 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	7,279,527	$6.00	-	$-
Granted	279,000	6.00	-	-
Exercised	-	-	-	-
Forfeited	(115,338)	6.00	-	-
Expired	(14,527)	6.00	-	-
Outstanding, end of period	7,428,662	6.00	-	-
Options exercisable, end of period	2,301,540	$6.00	-	$-

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	-	$-	-	$-
Granted	7,594,000	6.00	-	-
Exercised	-	-	-	-
Forfeited	(150,811)	6.00	-	-
Expired	(14,527)	6.00	-	-
Outstanding, end of period	7,428,662	6.00	-	-
Options exercisable, end of period	2,301,540	$6.00	-	$-

As of June 30, 2023, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $6.00	7,428,662	$6.00	6.6	$-	2,301,540	$6.00	6.6	$-
	7,428,662	$6.00	6.6	$-	2,301,540	$6.00	6.6	$-

Total unrecognized compensation cost relating to unvested stock options at June 30, 2023, prior to the consideration of expected forfeitures, is approximately $0.5 million and is expected to be recognized over a weighted average period of 2.8 years.

The Company recorded stock-based compensation expense of $2.1 million and 4.3 million for the three and six months ended June 30, 2023, and $1.4 million and 2.8 million for the three and six months ended June 30, 2022, respectively. The Company details of the stock-based compensation expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Company options	$1,675	$1,436	$3,179	$2,827
Wavelo options	510	-	1,056	-
Ting options	49	-	245	-
Capitalized stock based compensation	(182)	-	(182)	-
Total Stock Based Compensation expense	$2,052	$1,436	$4,298	$2,827

The Company capitalizes stock-based compensation costs directly attributable to the development of qualifying assets. Qualifying assets include internally use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 718. During the three and six months ended June 30, 2023 The Company capitalized $0.2 million of stock based compensation directly attributable to the development of certain IUS assets.

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at June 30, 2023 (Dollar amounts in thousands of U.S. dollars):

	June 30, 2023
	Fair Value Measurement Using			Assets
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset, net	$-	$1,060	$-	$1,060

Total asset, net	$-	$1,060	$-	$1,060

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

17. Other income:

On August 1, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and between the Company and DISH Wireless L.L.C.(“DISH”). Under the Purchase Agreement and in accordance with the terms and conditions set forth therein, the Company sold to DISH its mobile customer accounts that are marketed and sold under the Ting brand (other than certain customer accounts associated with one network operator) (“Transferred Assets”). For a period of 10 years following the execution of the Purchase Agreement, DISH will pay a monthly fee to the Company generally equal to an amount of net revenue received by DISH in connection with the transferred customer accounts minus certain fees and expenses, as further set forth in the Purchase Agreement. The Company earned the amounts noted in the table below under the Purchase Agreement during the three and six months ended June 30, 2023 and June 30, 2022.

(Dollar amounts in thousands of U.S. dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income earned on sale of Transferred Assets	$4,289	$4,520	$8,659	$9,272
Total Other Income	$4,289	$4,520	$8,659	$9,272

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

Under the terms of the LLC Agreement, the Company is mandatorily required to redeem the redeemable preferred shares prior to the earliest of (i) a sale of the Company, (ii) a public offering, (iii) an event of default (or similar term) by Tucows Inc. or any of its affiliates under, (iv) a material breach if not cured or otherwise remedied in accordance with the terms of any credit facility (taking into account any cure periods), by the Company or any of its Subsidiaries under any debt facilities where the Company or any of its Subsidiaries incurs indebtedness for borrowed money, (v) the Company failed to pay the preferred return for two consecutive quarters, and (vi) the six-year anniversary of the Transaction Close. Due to the fact that the redeemable preferred shares are mandatorily redeemable, the redeemable preferred units are classified as a liability in the accompanying consolidated balance sheets. The liability was initially recorded at fair value and subsequently recorded at the present value of the settlement amount, which includes the preferred return payments required until the instrument's expected maturity on the sixth anniversary of the Transaction Close, August 10, 2028 using the implicit rate of return of the instrument, 15%. The Company recorded $8.3 million accretion expense on the redeemable preferred shares for the six months ended June 30, 2023, recorded as interest expense, net in the accompanying consolidated statements of operations and comprehensive income (loss).

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

On May 4, 2023, Ting Fiber, LLC executed the Ting Class C Notes - Redemption Agreement (the "Redemption Agreement") and the Ting Class C Notes - Side Letter (the "Side Letter Agreement") with Generate. Under the terms of terms of the Redemption Agreement, Ting Fiber, LLC redeemed 5,173,067 Series A Preferred Units held by Generate at $6 per unit, totaling a redemption of $31 million. The terms of the redemption were modified by the Side Letter Agreement, which granted a 30% discount on the make-whole premium which amounted to $14.7 million for a total redemption price of $45.7 million inclusive of the make-whole premium. The Company has accounted for the redemption of the preferred shares as an extinguishment of debt in accordance with ASC 470 - Debt. The resulting loss on debt extinguishment has been recognized as 'Other Income/Expense' in the financial statements. Terms of the Side Letter Agreement also preclude Ting Fiber, LLC from issuing additional Series A Preferred Units for 365 days from the closing of the Redemption Agreement during which time standby fees will suspended.

As of June 30, 2023, the redeemable preferred units have an aggregate liquidation preference of $103 million, plus a Make-Whole Premium should redemption occur before the fourth anniversary of the Transaction Date and are senior to the Ting Fiber, LLC common shares with respect to sale, dissolution, liquidation or winding up of the Company.

The following table summarizes the Company’s borrowings under the preferred share agreement (Dollar amounts in thousands of U.S. dollars):

	June 30, 2023	December 31, 2022

Opening Balance	$91,396	$-
Add: Funding at Transaction Close	-	60,000
Add: Milestone Funding	35,000	27,500
Add: Accretion of redeemable preferred shares(1)	8,347	3,896
Add: Loss on debt extinguishment	14,680	-
Less: Redemption of preferred shares	(45,718)	-
Redeemable preferred shares balance	103,705	91,396
Less: Deferred preferred financing costs	(735)	(962)
Total Redeemable preferred shares	$102,970	$90,434

(1) The Company capitalizes interest expenses directly attributable to the development of qualifying assets. Qualifying assets include internally use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 718. During the three and six months ended June 30, 2023 The Company capitalized $0.8 million and $2.0 million of interest expenses directly attributable to the development of certain AUC assets, respectively.

The following table summarizes our scheduled repayments as of June 30, 2023 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2023	$-
2024	7,353
2025	18,639
2026	18,536
2027	18,639
Thereafter	133,942
$197,109

19. Contingencies:

From time to time, the Company has legal claims and lawsuits in connection with its ordinary business operations. The Company vigorously defends such claims. While the final outcome with respect to any actions or claims outstanding or pending as of  June 30, 2023 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

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

•	Our ability to meet the operational and financial drawdown milestones under the Unit Purchase Agreement with Generate TF Holdings, LLC, a Delaware limited liability company (“Generate”), which provides the Company with the ability to obtain additional financing to invest in the expansion of fiber networks;

•	Our ability to maintain compliance with the operational and financial covenants of the 2023 Notes, which provides the Company with financing to invest in the expansion of fiber networks;

•

Adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, including with respect to the impact of the Tax Cuts and Jobs Act of 2017 and the Organization for Economic Cooperation and Development ("OECD") model global minimum tax rules;

•	The application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;

•	Our ability to effectively integrate acquisitions;

•	Our ability to collect anticipated payments from DISH in connection with the 10-year payment stream that is a function of the margin generated by the transferred subscribers over a 10-year period pursuant to the terms of the Asset Purchase Agreement dated August 1, 2020 between the Company and DISH Wireless "DISH" (the "DISH Purchase Agreement");

•	Pending or new litigation; and

•	Our ability to effectively respond or comply with new data protection regulations and any conflicts that may arise between such regulations and our ICANN contractual requirements; and

•

Factors set forth under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022 filed with the SEC on June 6, 2023 (the “2022 Annual Report”) and in "Item 1A Risk Factors" in Part II of this report.

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

We accomplish this by reducing the complexity of our customers’ experience as they access the Internet (at home or on the go) and while using Internet services such as domain name registration, email and other Internet related services. We are organized into three operating and reporting segments - Ting, Wavelo, and Tucows Domains. Each segment is differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate. The Ting segment contains the operating results of our retail high speed Internet access operations, including its wholly owned subsidiaries - Cedar and Simply Bits. The Wavelo segment includes our platform and professional services offerings, as well as the billing solutions to Internet services providers ("ISPs") (branded as Platypus). Tucows Domains includes wholesale and retail domain name registration services, as well as value added services derived through our OpenSRS, eNom, Ascio, EPAG and Hover brands. Our Chief Executive Officer (CEO), who is also our chief operating decision maker, reviewed the operating results of Ting, Wavelo and Tucows Domains as three distinct segments in order to make key operating decisions as well as evaluate segment performance. Certain revenues and expenses disclosed under the Corporate category are excluded from segment earnings before interest, tax, depreciation and amortization ("EBITDA") results as they are centrally managed and not monitored by or reported to our CEO by segment, including Mobile Retail Services, the 10-year payment stream on transferred legacy Mobile subscribers, eliminations of intercompany transactions, portions of Finance and Human Resources, Legal and Corporate IT.

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

For the three months ended June 30, 2023 and June 30, 2022, we reported net revenue of $85.0 million and $83.1 million, respectively.

For the six months ended June 30, 2023 and June 30, 2022, we reported net revenue of $165.4 million and $164.2 million, respectively.

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

Adjusted EBITDA

Tucows reports its financial information in accordance with United States generally accepted accounting principles (“GAAP”). Along with this information, to assist financial statement users in an assessment of our historical performance, we typically disclose and discuss a non-GAAP financial measure, adjusted EBITDA, on investor conference calls and related events that exclude certain non-cash and other charges as we believe that the non-GAAP information enhances investors’ overall understanding of our financial performance. Please see discussion of adjusted EBITDA in the Results of Operations section below.

Ting Internet	June 30,
	2023	2022
	(in '000's)
Ting Internet accounts under management	39	30
Ting Internet owned infrastructure serviceable addresses	109	86
Ting Internet partner infrastructure serviceable addresses	21	18

Domain Services	For the Three Months Ended June 30, (1)
	2023	2022
	(in 000's)
Total new, renewed and transferred-in domain name transactions [2]	5,424	5,432
Domains under management	24,429	24,844

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.
(2)	Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

Domain Services	For the Six Months Ended June 30,(1)
	2023	2022
	(in 000's)
Total new, renewed and transferred-in domain name transactions [2]	11,387	11,383
Domains under management	24,429	24,844

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.
(2)	Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

Domain Services	June 30,
	2023	2022
	(in 000's)
Registered using Registrar Accreditation belonging to the Tucows Group	17,604	18,482
Registered using Registrar Accreditation belonging to Resellers	6,825	6,362
Total domain names under management	24,429	24,844

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

Wavelo

Wavelo launched as a proven asset for CSPs, with DISH using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform since 2021. More recently, Ting Internet has also integrated Wavelo’s ISOS and SM software to enable faster subscriber growth and footprint expansion. With our external platform and professional services revenues concentrated to one customer in DISH, we are exposed to significant risk if we are unable to maintain this customer relationship or establish new relationships for any of our Platforms in the future. Additionally, our revenues as a platform provider are directly tied to the subscriber volumes of DISH's MVNO or Mobile Network Operator ("MNO") networks, and our profitability is contingent on the ability of DISH to continue to add subscribers, either from organic growth or from migration off legacy systems, onto our platforms.

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

Other opportunities, challenges and risks

As described above, the Company is entitled to a long-term payment stream that is a function of the margin generated by the transferred subscribers over the 10-year term of the DISH Purchase Agreement executed in Fiscal 2020. This consideration structure may not prove to be successful or profitable in the long-term to us if the existing subscriber base churns at an above average rate. Additionally, given DISH controls the revenues and costs incurred associated with the acquired subscribers, there could arise a situation where profitability for the subscriber base is diminished either by lower price points or cost inflation. Additionally, as part of the DISH Purchase Agreement, the Company retained a small number of customer accounts associated with one MNO agreement that was not reassigned to DISH at time of sale. We continue to be subject to the minimum revenue commitments previously agreed to with this excluded MNO agreement. The Company is able to continue adding customers under the excluded MNO network in order to meet the commitment. However, with no direct ability to change customer pricing and limited ability to renegotiate contract costs or significant terms, the Company may be unable to meet the minimum commitments with this MNO partner and could incur significant and recurring penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO. During the three months and six months ended June 30, 2023, the Company has accrued $0.2 million and $0.4 million of penalties, respectively associated with the minimum commitment shortfall and expects to continue to incur penalties through the end of Fiscal 2023 and thereafter should limited subscriber growth persist.

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

Inflation, rising interest rates and expected impacts

The Company continues to operate in a challenging macro environment as inflation and interest rates continue to rise globally. The impact of these issues on our business will vary by geographic market and operating segment. We continue to monitor economic conditions closely, as well as segment revenues, cash position, cash flow from operations, interest rates and other factors. Across our three operating segments - Ting, Wavelo and Tucows Domains, personnel costs continue to be impacted by sustained wage inflation incurred in the prior periods. These increases were necessary in order to remain competitive to attract and retain the best talent. The Company continues to monitor and assess wage inflation and is managing it against offsets in hiring plans and contractor mix. Outside of wage inflation, the operating segment most impacted by inflation overall is Ting, as sustained levels of inflation increase our Fiber Network build costs across both materials and contracted labor. We continue to assess ways to reduce build costs through more efficient management of our build design, build efficiency and real-time tracking of build costs to more effectively manage total cost estimates against actual spends. We are also managing our significant vendor relationships closely to mitigate supply chain disruptions and ensure optimal pricing. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, and other unknown developments.

RESULTS OF OPERATIONS FOR THE three and six months ended June 30, 2023 AS COMPARED TO THE three and six months ended June 30, 2022

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

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Ting:
Fiber Internet Services	$12,408	$10,221	$24,261	$20,009

Wavelo:
Platform Services	10,342	7,970	16,840	14,067
Other Professional Services	409	1,000	1,211	1,750
Total Wavelo	10,751	8,970	18,051	15,817

Tucows Domains:
Wholesale
Domain Services	46,782	46,979	93,075	93,815
Value Added Services	4,745	5,597	9,276	11,246
Total Wholesale	51,527	52,576	102,351	105,061

Retail	8,429	8,487	16,847	17,548
Total Tucows Domains	59,956	61,063	119,198	122,609

Tucows Corporate:
Mobile services and eliminations	1,863	2,830	3,898	5,748

	$84,978	$83,084	$165,408	$164,183
Increase over prior period	$1,894		$1,225
Increase - percentage	2%		1%

The following table presents our net revenues, by revenue source, as a percentage of total net revenues (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Ting:
Fiber Internet Services	15%	12%	15%	12%

Wavelo:
Platform Services	12%	10%	10%	9%
Other Professional Services	0%	1%	1%	1%
Total Wavelo	12%	11%	11%	10%

Tucows Domains:
Wholesale
Domain Services	55%	57%	56%	56%
Value Added Services	6%	7%	6%	7%
Total Wholesale	61%	64%	62%	63%

Retail	10%	10%	10%	11%
Total Tucows Domains	71%	74%	72%	74%

Tucows Corporate:
Mobile services and eliminations	2%	3%	2%	4%

	100%	100%	100%	100%

Total net revenues for the three months ended June 30, 2023 increased by $1.9 million, to $85.0 million from $83.1 million when compared to the three months ended June 30, 2022. The three-month increase in net revenue was driven by our Ting segment of $2.2 million in the current period from the attraction of additional customers to Ting from the continued buildout of our Fiber network footprint across the United States. This increase was furthered from Wavelo by $1.8 million, as a result of increased platform revenues earned from the migration of additional subscribers onto our platforms. These increases were partially offset by decreased revenues from both Tucows Domains and Mobile Services and eliminations. Tucows Domains decreased $1.1 million in the current period from the continued normalization of domain name registration growth from those observed as a result of the COVID-19 pandemic in prior years; and lower expiry auction revenues. Mobile Services and eliminations decreased $1.0 million attributable to increased intercompany revenues and decreased transitional services revenues.

Total net revenues for the six months ended June 30, 2023 increased by $1.2 million, to $165.4 million from $164.2 million when compared to the six months ended June 30, 2022. The six-month increase in net revenue was driven by our Ting segment of $4.3 million in the current period from the attraction of additional customers to Ting from the continued buildout of our Fiber network footprint across the United States. This increase was furthered from Wavelo by $2.2 million, as a result of increased platform revenues earned from the migration of additional subscribers onto our platforms. These increases were partially offset by decreased revenues from both Tucows Domains and Mobile Services and eliminations. Tucows Domains decreased $3.4 million in the current period from the continued normalization of domain name registration growth from those observed as a result of the COVID-19 pandemic in prior years; and lower expiry auction revenues. Mobile Services and eliminations decreased $1.9 million attributable to increased intercompany revenues and decreased transitional services revenues.

Deferred revenue at June 30, 2023 increased by $5.9 million to $151.0 million from $145.1 million at December 31, 2022. This was primarily driven by Tucows Domains, accounting for $6.2 million of the increase which is due to the increase in current period billings for domain name registrations and service renewals, characteristic of the seasonal renewal pattern we see during the beginning of a Fiscal Year. Tucows Domains also increased prices as a result of increased costs from gTLD registries, which is also a factor increased deferred revenues in the current period. Additionally, Ting saw a small increase of $0.2 million, reflective of the continued growth in customer base and billings of that segment relative to December 31, 2022. These increases were partially offset by a decrease from Wavelo of $0.6 million, specifically related to Other Professional Services revenues for standalone technology services development work with DISH, which we defer until such time as that work is complete and we've satisfied our obligations to provide the professional services. These other professional services were completed in the current period and thus recognized out of previously deferred revenues.

As a result of significant subscriber migration onto our platform in the current period, DISH, a customer within our Wavelo segment now accounts for 12% of total net revenues during the three months ended June 30, 2023 and 10% of total revenues during the six months ended June 30, 2023. A customer within our Wavelo segment also accounted for 11% and 10% of total net revenue during the three and six months ended June 30, 2022. DISH accounted for 55% of total accounts receivable as at June 30, 2023 and 46% of total accounts receivable as at December 31, 2022. Though a significant portion of the Company’s Tucows Domains revenues are prepaid by our customers, where the Company does collect receivables, significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Ting

Ting generated $12.4 million in net revenue during the three months ended June 30, 2023, up $2.2 million or 22% compared to the three months ended June 30, 2022. This growth is driven by subscriber growth across our Fiber network relative to the three months ended June 30, 2022, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States.

Ting generated $24.3 million in net revenue during the six months ended June 30, 2023, up $4.3 million or 22% compared to the six months ended June 30, 2022. Consistent with the above discussion, this growth is driven by subscriber growth across our Fiber network relative to the six months ended June 30, 2022, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States.

As of June 30, 2023, Ting Internet had access to 109,000 owned infrastructure serviceable addresses, 21,000 partner infrastructure serviceable addresses and 39,000 active subscribers under its management; compared to having access to 86,000 owned infrastructure serviceable addresses, 18,000 partner infrastructure serviceable addresses and 30,000 active subscribers under its management as of June 30, 2022. These figures exclude the increase in serviceable addresses and accounts attributable to Simply Bits.

Wavelo

Platform Services

Net revenues from Wavelo Platform Services for the three months ended June 30, 2023 increased by $2.3 million or 29% , to $10.3  million as compared to the three months ended June 30, 2022. This is driven from increased MONOS platform revenues earned from the migration of additional DISH subscribers, from their Boost Mobile brand onto our new platform. Migration of the full Boost Mobile subscriber base onto the MONOS platform was complete by the end of June 30, 2023. The increased platform fees in the current period are partially offset by a reduction of revenues related to the amortization of the related contract asset with DISH; compared to the prior period where the contract asset impact was accretive to revenue. The Company expects the contract asset to continue to amortize against revenue through the remainder of Fiscal 2023 and thereafter as we continue to fulfill the performance obligations of the contract. Our full-service platforms support CSPs with subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo launched as a proven asset for CSPs, with DISH using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform since 2021. More recently, Ting Internet has also integrated Wavelo’s ISOS and SM software to enable faster subscriber growth and footprint expansion. Any intercompany ISOS or SM revenues earned from Ting Internet are eliminated upon consolidation.

Net revenues from Wavelo Platform Services for the six months ended June 30, 2023 increased by $2.8 million or 20%, to $16.8 million as compared to the six months ended June 30, 2022. Consistent with the above discussion, this is driven from increased MONOS platform revenues earned from the migration of additional DISH subscribers, from their Boost Mobile brand onto our new platform. The increased platform fees in the current period are partially offset by a reduction of revenues related to the amortization of the related contract asset with DISH; compared to the prior period where the contract asset impact was accretive to revenue. The Company expects the contract asset to continue to amortize against revenue through the remainder of Fiscal 2023 and thereafter as we continue to fulfill the performance obligations of the contract. Any intercompany ISOS or SM revenues earned from Ting Internet are eliminated upon consolidation.

Other Professional Services

Net revenues from Other Professional Services for the three months ended June 30, 2023 decreased by $0.6 million or 59%, to $0.4 million as compared to the three months ended June 30, 2022. These revenues related to the provision of standalone technology services development work for our CSP customers and are non-recurring and often one-time in nature, and expectantly can fluctuate period over period. These revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed less standalone professional services for our customers as their focus turned to completing subscriber migrations to our platform.

Net revenues from Other Professional Services for the six months ended June 30, 2023 decreased by $0.5 million or 31%, to $1.2 million as compared to the six months ended June 30, 2022. Consistent with the above discussion, this is driven by less standalone professional services performed in the current period.

Tucows Domains

Wholesale - Domain Services

During the three months ended June 30, 2023, Wholesale domain services net revenue decreased by $0.2 million to $46.8 million, when compared to the three months ended June 30, 2022. Decreases from Wholesale domain registrations were driven from the continued normalization of domain name registration growth and slowed renewal rates from those observed as a result of the COVID-19 pandemic in prior years.

During the six months ended June 30, 2023, Wholesale domain services net revenue decreased by $0.7 million to $93.1 million, when compared to the six months ended June 30, 2022. Consistent with the above discussions, the decreases from Wholesale domain registrations were driven from the continued normalization of domain name registration growth and slowed renewal rates from those observed as a result of the COVID-19 pandemic in prior years.

As of June 30, 2023 together, the OpenSRS, eNom, EPAG, and Ascio Domain Services manage 24.4 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management has decreased by 0.4 million domain names when compared to June 30, 2022. The decrease in domains under management came largely from eNom, with smaller decreases from the European brands, Ascio and EPAG.

Wholesale - Value Added Services

During the three months ended June 30, 2023, value-added services net revenue decreased by $0.9 million to $4.7 million, when compared to the three months ended June 30, 2022. The decrease in value-added service revenue was primarily driven by lower expiry revenues across our Domain Services brands as a result of the normalization of renewal rates and domains under management discussed above in connection to COVID-19. The prior period continued to benefit from a significant volume of expired domain names being available for our expiry streams, which returned favorable proceeds at auction and drove revenue generation for value added services. That continues to hold true, albeit at a slower rate as the value of domain names sold at auction has declined relative to the prior period. Further to decreased expiry revenues, we also experienced a decrease in revenues from digital certificates.

During the six months ended June 30, 2023, value-added services net revenue decreased by $1.9 million to $9.3 million, when compared to the six months ended June 30, 2022. Consistent with the discussion above, the decrease in value-added service revenue was primarily driven by lower expiry revenues across our Domain Services brands as a result of the normalization of renewal rates and domains under management discussed above in connection to COVID-19; and a smaller decrease in revenues from digital certificates.

Retail

During the three months ended June 30, 2023, retail domain services net revenue decreased by less than $0.1 million to $8.4 million compared to the three months ended June 30, 2022. This was driven by decreased revenues associated with retail domain name registrations of $0.1 million, partially offset with small increases in Exact Hosting revenues and domain name portfolio sales.

During the six months ended June 30, 2023, retail domain services net revenue decreased by $0.7 million to $16.8 million compared to the six months ended June 30, 2022. This was driven by decreased revenues related to outsized domain name portfolio sales of $0.5 million in the prior period as well as a decrease in revenues associated with retail domain name registrations of $0.3 million. Both of these decreasing impacts are partially offset by a small increase in Exact Hosting revenues of $0.1 million.

Tucows Corporate - Mobile Services and Eliminations

Net revenues from Mobile Services and eliminations for the three months ended June 30, 2023 decreased by $0.9 million to $1.9 million as compared to the three months ended June 30, 2022. This was driven by incremental intercompany corporate eliminations of $0.6 million, a result of increased revenues associated with ISOS and SM platforms billing between Wavelo and Ting, which increased in the current period consistent with the subscriber growth experienced by the Ting segment as discussed above. This was furthered by decreased transitional services of $0.2 million, notably from a decreased level of customer support and marketing services provided to DISH in connection with the legacy Ting Mobile customer base. This decrease was furthered by decreased revenues of $0.2 million associated with the mobile telephony services and device revenues from the small group of customers retained by the Company as part of the DISH Purchase Agreement as a result of organic subscriber churn we experienced relative to the three months ended June 30, 2022.

Net revenues from Mobile Services and eliminations for the six months ended June 30, 2023 decreased by $1.9 million to $3.9 million as compared to the six months ended June 30, 2022. This was driven by incremental intercompany corporate eliminations of $1.1 million, a result of increased revenues associated with ISOS and SM platforms billing between Wavelo and Ting, which increased in the current period consistent with the subscriber growth experienced by the Ting segment as discussed above. This was furthered by decreased transitional services of $0.5 million, notably from a decreased level of customer support and marketing services provided to DISH in connection with the legacy Ting Mobile customer base. This decrease was furthered by decreased revenues of $0.3 million associated with the mobile telephony services and device revenues from the small group of customers retained by the Company as part of the DISH Purchase Agreement as a result of organic subscriber churn we experienced relative to the six months ended June 30, 2022.

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

Wholesale - Value-Added Services

Costs of revenues for value-added services include licensing and royalty costs related to the provisioning of certain components for hosted email and fees paid to third-party hosting services. Fees payable for trust certificates are amortized on a basis consistent with the provision of service, generally one year, while email hosting fees and monthly printing fees are included in cost of revenues in the month they are incurred.

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

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Ting:
Fiber Internet Services	$5,357	$4,417	$9,342	$8,455

Wavelo:
Platform Services	330	202	664	387
Other Professional Services	369	856	1,061	1,632
Total Wavelo	699	1,058	1,725	2,019

Tucows Domains:
Wholesale
Domain Services	37,291	36,938	74,293	73,335
Value Added Services	583	643	1,189	1,299
Total Wholesale	37,874	37,581	75,482	74,634

Retail	4,153	3,519	8,266	8,278
Total Tucows Domains	42,027	41,100	83,748	82,912

Tucows Corporate:
Mobile services and eliminations	2,660	2,725	5,218	5,335

Network Expenses:
Network, other costs	6,993	4,764	13,316	8,944
Network, depreciation of property and equipment	8,757	6,589	17,193	12,484
Network, amortization of intangible assets	379	378	757	756
Network, impairment of property and equipment	74	-	2,016	27
	16,203	11,731	33,282	22,211

	$66,946	$61,031	$133,315	$120,932
Increase over prior period	$5,915		$12,383
Increase - percentage	10%		10%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Ting:
Fiber Internet Services	8%	7%	7%	7%

Wavelo:
Platform Services	0%	0%	0%	0%
Other Professional Services	1%	1%	1%	1%
Total Wavelo	1%	1%	1%	1%

Tucows Domains:
Wholesale
Domain Services	56%	61%	55%	62%
Value Added Services	1%	1%	1%	1%
Total Wholesale	57%	62%	56%	63%

Retail	6%	6%	6%	7%
Total Tucows Domains	63%	68%	62%	70%

Tucows Corporate:
Mobile services and eliminations	4%	4%	4%	4%

Network Expenses:
Network, other costs	10%	8%	10%	7%
Network, depreciation of property and equipment	13%	11%	13%	10%
Network, amortization of intangible assets	1%	1%	1%	1%
Network, impairment of property and equipment	0%	0%	2%	0%
	24%	20%	26%	18%

	100%	100%	100%	100%

Total cost of revenues for the three months ended June 30, 2023, increased by $5.9 million, or 10%, to $66.9 million from $61.0 million in the three months ended June 30, 2022. The three-month increase in cost of revenues was driven by a $4.5 million increase in Network Expenses. The increase from Network Expenses is a result of the expansion of the Company’s increased network infrastructure associated with the continuing expansion of the Ting Internet network footprint, the ramp up of Wavelo's platforms, as well as increased communication and productivity tool costs across our operating segments. Additionally, we experienced an increase from Ting and Tucows Domains segments of $1.0 million and $0.9 million, respectively. The increase in Tucows Domains was a result of increased registry related costs from the registration of domain names, and the increase from Ting was a result of the continued ramp up of the construction and customer operations teams in support of the continued expansion of the Ting Internet network footprint. These increases were partially offset by decreased cost of revenues from Wavelo and from Mobile Services and eliminations of $0.4 million and less than $0.1 million, each respectively. The decrease in Wavelo was a result of less standalone technology development professional services work in the current period. The decrease in Mobile Services and Eliminations was driven by decreased transitional services costs from the provision of less transitional services to DISH in the current period.

Total cost of revenues for the six months ended June 30, 2023, increased by $12.4 million, or 10%, to $133.3 million from $120.9 million in the six months ended June 30, 2022. The six-month increase in cost of revenues was driven by a $11.1 million increase in Network Expenses. The increase from Network Expenses is a result of the expansion of the Company’s increased network infrastructure associated with the continuing expansion of the Ting Internet network footprint, the ramp up of Wavelo's platforms, as well as increased communication and productivity tool costs across our operating segments. Additionally, we experienced an increase from Ting and Tucows Domains segments of $0.9 million and $0.8 million, respectively. The increase in Tucows Domains was a result of increased registry related costs from the registration of domain names, and the increase from Ting was a result of the continued ramp up of the construction and customer operations teams in support of the continued expansion of the Ting Internet network footprint. These increases were partially offset by decreased cost of revenues from Wavelo and from Mobile Services and eliminations of $0.3 million and $0.1 million, each respectively. The decrease in Wavelo was a result of less standalone technology development professional services work in the current period. The decrease in Mobile Services and Eliminations was driven by decreased transitional services costs from the provision of less transitional services to DISH in the current period.

Deferred costs of fulfillment as of June 30, 2023increased by $3.5 million, or 3%, to $114.2 million from $110.7 million at December 31, 2022. This was primarily driven by Tucows Domains with an increase of $4.4 million, consistent with the increase in deferred revenues discussed above from the increase in current period deferred costs for domain name registrations and service renewals that typically occur at the beginning of each Fiscal Year. This increase was partially offset by Wavelo, with a decrease of $0.9 million related to the completion of Other Professional Services discussed above for standalone technology services development work with DISH. As these professional services were completed in the current period, the deferred costs to fulfill those services were amortized into costs of revenues.

Ting

During the three months ended June 30, 2023, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar, and Simply Bits increased by $1.0 million, to $5.4 million as compared to three months ended June 30, 2022. The increase in costs were primarily driven by the continued ramp up of the construction and customer operations teams in support of the continued expansion of the Ting Internet network footprint. Incrementally, costs of revenues for network connectivity, dark fiber, bandwidth and colocation costs also increased as a result of growth in active subscribers; aligned with the discussion above in the Net Revenue section.

During the six months ended June 30, 2023, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar, and Simply Bits increased by $0.9 million, to $9.3 million as compared to six months ended June 30, 2022. Consistent with the discussion above, the increase in costs were primarily driven by the continued ramp up of the construction and customer operations teams in support of the continued expansion of the Ting Internet network footprint. Incrementally, costs of revenues for network connectivity, dark fiber, bandwidth and colocation costs also increased as a result of growth in active subscribers; aligned with the discussion above in the Net Revenue section.

Wavelo

Platform Services

Cost of revenues from Wavelo Platform Services for the three months ended June 30, 2023 increased by $0.1 million or 63%, to $0.3 million as compared to $0.2 million for the three months ended June 30, 2022. Costs incurred are driven by the amortization of previously capitalized costs incurred to fulfill the DISH Master Services Agreement ("MSA") over the term of the agreement. The continued incurrence of additional costs to fulfill the contract have resulted in increased amortization in the current period relative to the fixed term of the agreement.

Cost of revenues from Wavelo Platform Services for the six months ended June 30, 2023 increased by $0.3  million or 100%, to $0.7 million as compared to $0.4 million for the six months ended June 30, 2022. Consistent with the above discussion, this is driven by the continued incurrence of additional costs to fulfill the contract and increased amortization in the current period relative to the fixed term of the agreement.

Other Professional Services

Cost of revenues from Other Professional Services for the three months ended June 30, 2023 decreased by $0.5 million or 54% to $0.4 million as compared to $0.9 million for the three months ended June 30, 2022. Costs of revenues to provide other professional services change depending on the nature and scope of work we are engaged to perform for our customers for select statements of work. The decrease in cost of revenues is aligned to the decrease in Net Revenues discussed above; a result of less standalone technology development work with our CSP customers in the current period.

Cost of revenues from Other Professional Services for the six months ended June 30, 2023 decreased by $0.6 million or 36% to $1.1 million as compared $1.6 million for the six months ended June 30, 2022. Consistent with the above discussion, this is driven by less standalone professional services performed in the current period.

Tucows Domain

Wholesale - Domain Services

Costs for Wholesale domain services for the three months ended June 30, 2023 increased by $0.4 million or 1%, to $37.3 million, as compared to $36.9 million to the three months ended June 30, 2022. The increase is driven by escalating registry costs for gTLDs, and partially offset by savings from increased rebates earned from registries.

Costs for Wholesale domain services for the six months ended June 30, 2023 increased by $1.0 million or 1%, to $74.3 million, as compared to $73.3 million to the six months ended June 30, 2022. Consistent with the discussion above, the increase is driven by escalating registry costs for gTLDs, and partially offset by savings from increased rebates earned from registries.

Wholesale - Value-Added Services

Costs for wholesale value-added services for the three months ended June 30, 2023 remained flat at $0.6 million, as compared to the three months ended June 30, 2022.

Costs for wholesale value-added services for the six months ended June 30, 2023 decreased by $0.1 million or 8%, to $1.2 million, as compared to $1.3 million for the six months ended June 30, 2022. This decrease was driven by decreased costs related to Digital Certificates and Expiry stream revenues, consistent with the decline in Net Revenues discussed above.

Retail

Costs for retail domain services for the three months ended June 30, 2023 increased by $0.7 million or 20%, to $4.2 million, as compared to $3.5 million for the three months ended June 30, 2022. Similar to the wholesale discussion above, the increase in retail cost of revenues is driven by escalating registry costs for gTLDs.

Costs for retail domain services for the six months ended June 30, 2023 remained flat at $8.3 million, as compared to the six months ended June 30, 2022.

Tucows Corporate - Mobile Services and Eliminations

Cost of revenues from Mobile Services and Eliminations for the three months ended June 30, 2023 remained flat at $2.7 million, as compared to the three months ended June 30, 2022. During the three months ended June 30, 2023, the Company accrued an incremental $0.2 million in penalties associated with the MNO minimum commitment shortfall and expects to continue to incur penalties through the end of Fiscal 2023 and thereafter should limited subscriber growth persist.

Cost of revenues from Mobile Services and Eliminations for the six months ended June 30, 2023 decreased by $0.1 million or 2% to $5.2 million, as compared to the six months ended June 30, 2022. Consistent with the above discussion around net revenues, this was a driven by decreased transitional services costs provided to DISH in connection with the legacy Ting Mobile customer base, offset by increased costs of revenues associated with mobile telephony services and device cost of revenues from the small group of customers retained by the Company as part of the DISH Purchase Agreement. During the six months ended June 30, 2023, the Company has accrued $0.4 million in penalties associated with the MNO minimum commitment shortfall and expects to continue to incur penalties through the end of Fiscal 2023 and thereafter should limited subscriber growth persist.

Network Expenses

Network expenses for the three months ended June 30, 2023 increased by $4.5 million or 38%, to $16.2 million, as compared to $11.7 million for the three months ended June 30, 2022. The current period increase was driven by increased network costs, network depreciation, and network impairment by $2.2 million, $2.2 million, and $0.1 million respectively. The current period increase in network costs relates to the investment in hiring additional personnel for both Ting Internet and Wavelo network operations focused teams as well as increased spending on colocation costs and contracted services including tools and systems to better monitor and manage our network infrastructure and platforms. The current period increase in network depreciation relates to $1.7 million in incremental depreciation from Ting's continued capital expansion of the Fiber network with increased footprint across the United States. Incremental to Ting, the current period included $0.5 million in incremental depreciation of Wavelo's newly developed platform assets, partially offset by decreased amortization of $0.1 million related to Tucows Domains. Incremental to network costs and network depreciation, the current period increase in network impairment of $0.1 million was driven by a small impairment charge for Ting capital inventory in the current period.

Network expenses for the six months ended June 30, 2023 increased by $11.1 million or 50%, to $33.3 million, as compared to $22.2 million for the six months ended June 30, 2022. The current period increase was driven by increased network costs, network depreciation, and network impairment by $4.4 million, $4.7 million, and $2.0 million respectively. Consistent with the discussion above, the current period increase in network costs relates to the investment in hiring additional personnel for both Ting Internet and Wavelo network operations focused teams as well as increased spending on colocation costs and contracted services including tools and systems to better monitor and manage our network infrastructure and platforms. The current period increase in network depreciation relates to $3.9 million in incremental depreciation from Ting's continued capital expansion of the Fiber network with increased footprint across the United States. Incremental to Ting, the current period included $1.1 million in incremental depreciation of Wavelo's newly developed platform assets, partially offset by decreased amortization of $0.2 million related to Tucows Domains. Incremental to network costs and network depreciation, the current period increase in network impairment of $2.1 million was primarily driven by an impairment charge for Ting for damaged conduit and other scrap capital inventory that occurred in the first quarter of Fiscal 2023.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Sales and marketing	$16,020	$13,503	$31,757	$25,490
Increase over prior period	$2,517		$6,267
Increase - percentage	19%		25%
Percentage of net revenues	19%	16%	19%	16%

Sales and marketing expenses for the three months ended June 30, 2023 increased by $2.5 million, or 19%, to $16.0 million as compared to the three months ended June 30, 2022. This current period increase was primarily related to the investment in hiring additional personnel for Ting's sales, product, marketing, customer support and success teams to drive growth in Ting markets. Outside of additional hiring, personnel costs were further impacted by wage inflation sustained from prior years and increased stock-based compensation expenses in order to attract, retain sales and marketing personnel, primarily for Wavelo. These increases were furthered by increases in marketing related costs and facility costs increased to drive active subscription growth in Ting markets given the increase in serviceable addresses available to Ting and to support our growing workforce in select Ting towns across the United States.

Sales and marketing expenses for the six months ended June 30, 2023 increased by $6.3 million, or 25%, to $31.8 million as compared to the six months ended June 30, 2022. Consistent with the discussion above, this current period increase was primarily related to the investment in hiring additional personnel for Ting's sales, product, marketing, customer support and success teams to drive growth in Ting markets. Outside of additional hiring, personnel costs were further impacted by wage inflation sustained from prior years and increased stock-based compensation expenses in order to attract, retain sales and marketing personnel, primarily for Wavelo and Ting. These increases were furthered by increases in marketing related costs and facility costs increased to drive active subscription growth in Ting markets given the increase in serviceable addresses available to Ting and to support our growing workforce in select Ting towns across the United States.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Technical operations and development	$4,581	$3,465	$9,396	$7,230
Increase (decrease) over prior period	$1,116		$2,166
Increase (decrease) - percentage	32%		30%
Percentage of net revenues	5%	4%	6%	4%

Technical operations and development expenses for the three months ended June 30, 2023 increased by $1.1 million, or 32%, to $4.6 million when compared to the three months ended June 30, 2022. The current period increase was primarily related to the investment in hiring additional personnel for Wavelo as well as Ting. Outside of additional hiring, personnel costs were further impacted by wage inflation sustained from prior years due to broader economic conditions. In addition to these personnel and related costs, both contracted services for tools, systems and labor to support the technical operations and development of our systems and platforms increased compared to the three months ended June 30, 2022.

Technical operations and development expenses for the six months ended June 30, 2023 increased by $2.2 million, or 30% to $9.4 million when compared to the six months ended June 30, 2022. Consistent with the discussion above, the current period increase was primarily related to the investment in hiring additional personnel for Wavelo as well as Ting. Outside of additional hiring, personnel costs were further impacted by wage inflation sustained from prior years due to broader economic conditions as well as increased stock-based compensation expenses in order to attract, retain technical operations and development personnel, primarily for Wavelo. In addition to these personnel and related costs, both contracted services for tools, systems and labor to support the technical operations and development of our systems and platforms increased compared to the six months ended June 30, 2022.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$8,084	$6,814	$16,275	$14,110
Increase over prior period	$1,270		$2,165
Increase - percentage	19%		15%
Percentage of net revenues	10%	8%	10%	9%

General and administrative expenses for the three months ended June 30, 2023 increased by $1.3 million, or 19% to $8.1 million as compared to the three months ended June 30, 2022.  The increase was primarily driven by an increase in personnel costs driven by the growth of teams and continued investment in hiring for administrative teams to better support our segments as part of our new corporate reorganization. The increase from personnel costs is also reflective of wage inflation sustained from prior years due to broader economic conditions across our three segments. Another driver of the increase was the higher stock-based compensation expenses in order to attract, retain and scale core administrative teams to meet projected Company growth.

General and administrative expenses for the six months ended June 30, 2023 increased by $2.2 million, or 15% to $16.3 million as compared to the six months ended June 30, 2022.  The increase was primarily driven by an increase in personnel costs driven by the growth of teams and continued investment in hiring for administrative teams to better support our segments as part of our new corporate reorganization. The increase from personnel costs is also reflective of wage inflation sustained from prior years due to broader economic conditions across our three segments. Another driver of the increase was the higher stock-based compensation expenses in order to attract, retain and scale core administrative teams to meet projected Company growth. Smaller contributors to the increase include credit card fees driven by Ting and the continuing expansion of the Ting Internet footprint.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation of property and equipment	$150	$146	$302	$294
Increase over prior period	$4		$8
Increase - percentage	3%		3%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs remained flat at $0.2 million for the three months ended June 30, 2023 and the three months ended June 30, 2022.

Depreciation costs remained flat at $0.3 million for the six months ended June 30, 2023 and the six months ended June 30, 2022.

LOSS ON DISPOSITION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Loss on disposition of property and equipment	$-	$95	$-	$480
Decrease over prior period	$(95)		$(480)
Decrease - percentage	(100)%		(100)%
Percentage of net revenues	-%	0%	-%	0%

Loss on disposition of property and equipment for the three months ended June 30, 2023 decreased by $0.1 million compared to the three months ended June 30, 2022. The three months ended June 30, 2022 included a disposal of minor internal use software related to Tucows Domains for which the Company no longer expects to realize the initial use and intended benefit that it initially did when those development costs were initially capitalized. No such disposal exists during the current period.

Loss on disposition of property and equipment for the six months ended June 30, 2023 decreased by $0.5 million as compared to the six months ended June 30, 2022. Consistent with the discussion above, the six months ended June 30, 2022 included a disposal of minor internal use software related to Tucows Domains for which the Company no longer expects to realize the initial use and intended benefit that it initially did when those development costs were initially capitalized. No such disposal exists during the current period.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of intangible assets	$2,230	$2,465	$4,724	$4,930
Decrease over prior period	$(235)		$(206)
Decrease - percentage	(10)%		(4)%
Percentage of net revenues	3%	3%	3%	3%

Amortization of intangible assets for the three months ended June 30, 2023 decreased by $0.2 million, or 10% to $2.2 million as compared to the three months ended June 30, 2022. The decrease was driven in part by the completed amortization of customer relationships associated with the Company's Fiscal 2016 acquisition of Melbourne IT assets. The amortization of the customer relationships was completed during the three months ended March 31, 2023.

Amortization of intangible assets for the six months ended June 30, 2023 decreased by $0.2 million, or 4% to $4.7 million as compared to the six months ended June 30, 2022. Consistent with the discussion above, the decrease was driven in part by the completed amortization of customer relationships associated with the Company's Fiscal 2016 acquisition of Melbourne IT assets. The amortization of the customer relationships was completed during the three months ended March 31, 2023.

LOSS (GAIN) ON CURRENCY FORWARD CONTRACTS

Although our functional currency is the U.S dollar, a major portion of our fixed expenses are incurred in Canadian dollars. Our goal with regard to foreign currency exposure is, to the extent possible, to achieve operational cost certainty, manage financial exposure to certain foreign exchange fluctuations and to neutralize some of the impact of foreign currency exchange moves. Accordingly, we enter into foreign exchange contracts to mitigate the exchange rate risk on portions of our Canadian dollar exposure.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023		2022	2023		2022
Loss (gain) on currency forward contracts	$68		$-	$23		$-
Increase over prior period	$68			$23
Increase - percentage	N/A	%		N/A	%
Percentage of net revenues	0%		-%	0%		-%

The Company recorded a net loss of $0.1 million in the change in fair value of outstanding contracts as well as realized on matured contracts during the three months ended June 30, 2023, compared to a net gain of nil during three months ended June 30, 2022.

The Company recorded a net loss of nil in the change in fair value of outstanding contracts as well as realized on matured contracts during the six months ended June 30, 2023, compared to a net gain of nil during the six months ended June 30, 2022.

At June 30, 2023, our balance sheet reflects a derivative instrument asset of $1.1 million and a liability of nil as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Other income (expense), net	$(20,892)	$2,048	$(24,402)	$4,955
Increase (decrease) over prior period	$(22,940)		$(29,357)
Increase (decrease) - percentage	(1,120)%		(592)%
Percentage of net revenues	(25)%	2%	- 15%	3%

Other Income during the three months ended June 30, 2023 decreased by $22.9 million when compared to the three months ended June 30, 2022. This was driven by a loss on debt extinguishment of $14.7 million relating to the make-whole premium payable to Generate, a result of the redemption of Series A Preferred Units held by Generate, by Ting Fiber, LLC in the current period. In addition to this premium, interest expense increased by $8.1 million to $10.5 million during the three months ended June 30, 2023. $4.6 million of the increase related to interest expense in connection with the Generate preferred share financing and Ting asset backed securitization financing facility. The residual increase of $3.5 million relates to the interest expense on the Credit Agreement Amendment for the non-Ting related businesses. In addition to higher interest expense, the Company experienced a $0.2 million decrease in the gain on sale of Ting Customer Assets to DISH in the current period. As described above, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement, as form of consideration for the sale of the legacy customer relationships. The Company expects the gain on the sale of Ting Customer Assets to continue to decrease over the term of the payout as legacy customers naturally churn away from Ting Mobile. These decreases to Other Income were partially offset by a $0.8 million increase from the capitalization for interest expense related to the Fiber network assets under construction as part of our Ting segment.

Other Income during the six months ended June 30, 2023 decreased by $29.4 million when compared to the six months ended June 30, 2022. Consistent with the discussion above, this was mostly driven by $14.7 million relating to the make-whole premium payable to Generate, a result of the redemption of Series A Preferred Units held by Generate, by Ting Fiber, LLC in the current period. In addition to this premium, interest expense increased by $14.1 million to $18.4 million during the six months ended June 30, 2023. $8.8 million related to interest expense in connection with the Generate preferred share financing and Ting asset backed securitization financing facility. The residual increase of $5.4 million relates to the interest expense on the Credit Agreement Amendment for the non-Ting related businesses. In addition to higher interest expense, the Company experienced a $0.6 million decrease in the gain on sale of Ting Customer Assets to DISH in the current period. As described above, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement, as form of consideration for the sale of the legacy customer relationships. The Company expects the gain on the sale of Ting Customer Assets to continue to decrease over the term of the payout as legacy customers naturally churn away from Ting Mobile. These decreases to Other Income were partially offset by a $2.0 million increase from the capitalization for interest expense related to the Fiber network assets under construction as part of our Ting segment, and a $0.1 million in other interest income.

INCOME TAXES

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Provision for income taxes	$(3,025)	$738	$(4,735)	$1,817
Decrease in provision over prior period	$(3,763)		$(6,552)
Decrease - percentage	*		*
Effective tax rate	9%	(31)%	9%	(42)%

* not  meaningful

Income tax expense for the three and six months ended June 30, 2023 increased by $3.8 million and $6.6 million, respectively when compared to the three and six months ended June 30, 2022. The change in effective tax rate is primarily due the net loss before tax for the period, and it is partially offset by an increase in valuation allowance on net operating losses and interest limitation as a result of a change in the geographical mix of income.

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

Our adjusted EBITDA definition excludes depreciation, amortization of intangible assets, income tax provision, interest expense (net), loss on debt extinguishment, accretion of contingent consideration, stock-based compensation, asset impairment, gains and losses from unrealized foreign currency transactions and costs that are one-time in nature and not indicative of on-going performance (profitability), including acquisition and transition costs. Gains and losses from unrealized foreign currency transactions removes the unrealized effect of the change in the mark-to-market values on outstanding foreign currency contracts not designated in accounting hedges, as well as the unrealized effect from the translation of monetary accounts denominated in non-U.S. dollars to U.S. dollars.

The following table reconciles adjusted EBITDA to net income:

Reconciliation of Loss before Provision for Income Taxes to Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands of US Dollars)	2023	2022	2023	2022
(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Income (Loss) for the period	$(30,968)	$(3,125)	$(50,051)	$(6,145)
Less:
Provision for income taxes	(3,025)	738	(4,735)	1,817
Depreciation of property and equipment	8,907	6,735	17,495	12,778
Impairment and loss on disposition of property and equipment	74	95	2,016	507
Amortization of intangible assets	2,609	2,843	5,481	5,686
Interest expense, net	10,501	2,422	18,381	4,217
Loss on debt extinguishment	14,680	-	14,680	-
Accretion of contingent liability	-	50	-	148
Stock-based compensation	2,052	1,436	4,298	2,828
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	(126)	46	(84)	100
Acquisition and other costs[1]	691	460	944	1,076

Adjusted EBITDA	$5,395	$11,700	$8,425	$23,012

[1] Acquisition and other costs represent transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses, primarily related to our acquisitions, including Simply Bits in November 2021. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments

Adjusted EBITDA decreased by $6.3 million to $5.4 million for the three months ended June 30, 2023 when compared to the three months ended June 30, 2022. The decrease in adjusted EBITDA from period-to-period was primarily driven by decreased contribution from Ting of $4.2 million, from the increased investment for the ramp of expenditures related to the Fiber Internet network build and expansion plan. Ting's decrease was furthered by Tucows Domains with decreased contribution of $1.5 million from the continued normalization of domain registrations and slowed renewal rates relative to patterns experienced over the last fiscal years from the COVID-19 pandemic; as well as domains under management. Additionally, these decreases were furthered by Wavelo with decreased contribution of $0.4 million, primarily driven by the investment in network and technical operations and development costs in the current period.

Adjusted EBITDA decreased by $14.6 million to $8.4 million for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022. The decrease in adjusted EBITDA from period-to-period was primarily driven by decreased contribution from Ting of $9.1 million, from the increased investment for the ramp of expenditures related to the Fiber Internet network build and expansion plan. Ting's decrease was furthered by Tucows Domains with decreased contribution of $3.0 million from the continued normalization of domain registrations and slowed renewal rates relative to patterns experienced over the last fiscal years from the COVID-19 pandemic; as well as domains under management. Additionally, these decreases were furthered by Wavelo with decreased contribution of $2.2 million, primarily driven by the investment in network and technical operations and development costs in the current period.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The following table presents other comprehensive income for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Other comprehensive income (loss)	$188	$121	$20	$1,155
Increase over prior period	$67		$(1,135)
Increase - percentage	55%		(98)%
Percentage of net revenues	0%	0%	0%	1%

The impact of the fair value adjustments on outstanding hedged contracts for the three months ended June 30, 2023 was a gain in OCI before reclassifications of $0.6 million as compared to a gain in OCI of $0.2 million before reclassifications for the three months ended June 30, 2022.

The impact of the fair value adjustments on outstanding hedged contracts for the six months ended June 30, 2023 was a gain in OCI before reclassifications of $0.6 million as compared to a gain in OCI of $1.2 million before reclassifications for the six months ended June 30, 2022.

The net amount reclassified to earnings during the three months ended June 30, 2023 was a loss of $0.4 million compared to a loss of $0.1 million during the three months ended June 30, 2022.

The net amount reclassified to earnings during the six months ended June 30, 2023 was a loss of $0.6 million compared to a loss of less than $0.1 million during the six months ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, our cash and cash equivalents balance increased by $124.4 million, our funds held by trustee balance increased by $3.4 million, and our secured notes reserve funds receivable balance increased by $8.4 million, respectively when compared to December 31, 2022. Our principal uses of cash were $55.3 million for the continued investment in property and equipment driven by Ting Internet expansion, $45.7 million for the cash payment for the redeemable preferred shares redemption, $9.8 million related to the repayment of the syndicated revolver, $6.8 million related to deferred notes payable financing costs, $6.8 million from cash used in operating activities, $1.6 million related to the contingent consideration related to the acquisition of Cedar, $0.4 million related to the acquisition of intangible assets, and $0.3 million related to the payment of the syndicated revolver costs. These uses of cash were partially offset by $227.4 million in proceeds from the issuance of notes payable, $35 million in proceeds from redeemable preferred shares, and $0.1 million from additional deferred preferred financing costs.

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

Amending Agreement No.2 to the Third Amended and Restated Senior Secured Credit Agreement

On March 14, 2023 Excluding-Ting entered into an Amending Agreement No.2 (the "Credit Agreement Amendment") to the Third Amended and Restated Senior Secured Credit Agreement with its existing syndicate of lenders (The "Amended Credit Agreement"). The Amended Credit Agreement continues to provide Excluding-Ting with access to an aggregate of $240 million in committed funds, however there is a suspension to the $60 million accordion during the relief period (the "Leverage Step Up Period"), which is defined as from Closing (March 14, 2023) to the date that Excluding-Ting delivers a compliance certificate for the period ending on December 31, 2023 demonstrating compliance with financial covenants. Additionally, the Credit Agreement Amendment has extended the maturity of the Credit Facility to September 30, 2024. As a result of the closing of the Credit Agreement, Excluding-Ting is subject to the following financial covenants at all times, with monthly testing during the Leverage Step Up Period and reverting to quarterly tests thereafter: (i) maximum Total Funded Debt to Adjusted EBITDA Ratio of 4.50:1.00 from March 14, 2023 up to and including September 29, 2023; 4.00:1.00 from September 30, 2023 up to and including December 30, 2023; and 3.75:1.00 thereafter; and (ii) minimum Interest Coverage Ratio of 3.00:1.00. During the six months ended June 30, 2023, Excluding-Ting made repayments of $9.8 million on the Credit Facility.

Cash Flow from Operating Activities

Net cash inflows (outflows) from operating activities during the six months ended June 30, 2023 totaled ($6.8) million, a decrease of 138% when compared to the six months ended June 30, 2022.

Net income, after adjusting for non-cash charges, during the six months ended June 30, 2023 was ($4.7) million, a decrease of 135% when compared to the prior year. Net income included non-cash charges and recoveries of $45.4 million such as depreciation, loss on debt extinguishment, amortization, accretion of redeemable preferred shares, amortization of intangible assets, stock-based compensation, impairment of property and equipment,  loss (gain) on change in fair value of currency forward contracts, amortization of debt discount and issuance costs, excess tax benefits on stock-based compensation, net right of use operating asset or liability, net amortization of contract costs, amortization of discontinued cash flow hedge from Accumulated Other Income, and deferred income taxes (recovery). In addition, changes in our working capital contributed to a net cash outflow of $2.2 million. Utilized cash of $18.9 million from the changes in accounts receivable, accounts payable, deferred costs of fulfillment, prepaid expenses and deposits, income taxes recoverable, inventory, and accreditation fees payable, were offset by positive contributions of $16.7 million from movements in deferred revenue, accrued liabilities, customer deposits and contract asset.

Cash Flow from Financing Activities

Net cash inflows from financing activities during the six months ended June 30, 2023 totaled $198.2 million, an increase of 502% when compared to the six months ended June 30, 2022. Total cash inflows were driven by $227.3 million of proceeds from the issuance of notes payable, $35.0 million of proceeds from redeemable preferred shares issued to Generate, and $0.1 million from deferred preferred financing costs. These cash inflows were partially offset by $45.7 million related to the redemption of preferred shares held by Generate, $9.8 million related to the repayment of the syndicated revolver, $6.7 million from deferred notes payable financing costs, $1.6 million related to the contingent consideration related to the acquisition of Cedar, as well as $0.3 million related to the payment of the syndicated revolver costs.

Cash Flow from Investing Activities

Investing activities during the six months ended June 30, 2023 used net cash of $55.3 million, an increase of 3% when compared to the six months ended June 30, 2022. Cash outflows of $55.3 million primarily related to the investment in property and equipment, primarily to support the continued expansion of our Ting Internet Fiber network footprints in California, Colorado, North Carolina and Virginia as we seek to extend both our current network and expand to new markets. We expect our capital expenditures on building and expanding our fiber network to continue to increase during Fiscal 2023. In addition to investment in property and equipment, the current period used $0.4 million for the acquisition of other intangible assets.

Material Cash Requirements

As at June 30, 2023 the Company's Cash and cash equivalents, restricted cash and restricted cash equivalents totaled $159.9 million, of which $147.0 million belonged to Ting and $12.9 million belonged to Excluding-Ting.

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

In our 2022 Annual Report, we disclosed our material cash requirements of both the Ting segment as well as the other segments excluding Ting. As of June 30, 2023, other than the items mentioned above, there have been no other material changes to our material cash requirements outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of June 30, 2023.

We are also subject to market risk exposure related to changes in interest rates under our Amended Credit Agreement. Changes in interest rates will impact our borrowing cost. However, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may act in the future to mitigate these risks.

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

As of June 30, 2023, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset

July - September 2023	$18,041	1.3608	$513
October - December 2023	14,430	1.3721	547
	$32,471	1.3658	$1,060

As of June 30, 2023, the Company had $32.5 million of outstanding foreign exchange forward contracts which will convert to $44.4 million Canadian dollars. Of these contracts, $32.5 million met the requirements for hedge accounting. As of December 31, 2022, the Company held contracts in the amount of $49.7 million to trade U.S. dollars in exchange for $67.0 million Canadian dollars. Of these contracts, $49.7 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended June 30, 2023. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended June 30, 2023. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended June 30, 2023 of approximately $2.1 million, before the effects of hedging. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, foreign exchange contracts and accounts receivable. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions whom we have evaluated as highly creditworthy and commercial papers. Similarly, we enter into our foreign exchange contracts with major banks and financial institutions. With respect to accounts receivable, we perform ongoing evaluations of our customers, generally granting uncollateralized credit terms to our customers, and maintaining an allowance for doubtful accounts based on historical experience and our expectation of future losses.

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to our Amended Credit Agreement.

As of June 30, 2023, we had an outstanding balance of $229.9 million on the Amended Credit Agreement.  The Amended Credit Agreement added SOFR Loans as a form of advance available under the Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum). As of June 30, 2023, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Amended Credit Agreement by approximately $2.3 million, assuming that the loan balance as of June 30, 2023 is outstanding for the entire period.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation as of June 30, 2023 management has concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K/A for the year ended December 31, 2022.

We have made progress remediating the material weakness identified in our Annual Report on Form 10-K/A for the year ended December 31, 2022 which is described in the next section. Notwithstanding the material weakness described in Item 9A of the Annual Report on Form 10-K/A for the year ended December 31, 2022, we believe our consolidated statements presented in this Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

(b)    Changes in Internal Control over Financial Reporting

Except set forth below, during the during the six months ended June 30, 2023 there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

(c)    Plan for Remediation of Material Weakness in Internal Control over Financial Reporting

As previously discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2022, we are in the process of remediating the material weakness in our internal control over financial reporting. In connection with our assessment of the effectiveness of internal control over financial reporting we determined that the design and operating effectiveness of our controls pertaining to capitalizing certain costs were inadequate to ensure that i) a technical accounting assessment was completed related to secondary accounting implications of the Redeemable Preferred Share transaction in the third quarter of 2022 as it related to capitalization of interest on Ting assets under construction and ii) the accuracy of labor cost inputs used to determine the capitalization costs of internal efforts for the build and installation of Ting fiber network. Our remediation plan includes our taking steps to redesign processes and controls to ensure a more precise review of certain costs to identify those that should be capitalized. In addition, we have also been evaluating our financial team organizational structure, and what changes to roles and responsibilities we can make to enhance controls and compliance, including investing in additional technical accounting support.

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

Specifically, as discussed in more detail in Item 9A of the Form 10-K/A for the fiscal year ended December 31, 2022, we identified a material weakness relating to the operation of internal controls over the capitalization of certain costs that have been identified and included in our assessment. Notwithstanding that we did not identify any material misstatements to the consolidated financial statements and there were no changes to the previously released results as a result of this material weakness, the control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.  As a result of this material weakness, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2022, March 31, 2023 and June 30, 2023.

In light of the material weakness identified, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with GAAP and accurately reflected our financial position and results of its operations as of and for the year ended December 31, 2022 and for the quarters ended March 31, 2023 and June 30, 2023. Subsequent to our December 31, 2022 fiscal year end, we began taking a number of actions, including designing and implementing new controls and revising existing controls as well as investment in additional technical accounting support, in order to remediate the material weakness described above. We expect to continue our remediation efforts, including testing of operating effectiveness of new controls, and expect to incur additional costs remediating this material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2023, the Company announced that its Board approved a stock buyback program (the "2023 Buyback Program") to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2023 and will terminate on or before February 9, 2024. For the three and six months ended June 30, 2023, the Company did not repurchase any shares under the 2023 Buyback Program.

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

3.3	Amendment No. 1 to Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by Reference to Exhibit 3.3 filed with Tucows’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).
4.1+	Base Indenture, dated as of May 4, 2023, by and among Ting Issuer LLC, the asset entities party thereto, and Citibank, N.A. (Incorporated by reference to Exhibit 4.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on May 5, 2023).
4.2+	Series 2023-1 Indenture Supplement, dated as of May 4, 2023, by and among Ting Issuer LLC, the asset entities party thereto, and Citibank, N.A. (Incorporated by reference to Exhibit 4.1 filed with Tucows' Current Report on Form 8-K, as filed with the SEC on May 5, 2023)
10.1*	Note Purchase Agreement, dated as of May 4, 2023, by and among Ting Issuer LLC, the asset entities party thereto, Ting Holdco LLC, Ting Fiber, LLC, and each of the Purchasers listed in Purchaser Schedule thereto (Incorporated by reference to Exhibit 4.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on May 5, 2023).
31.1#	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification
31.2#	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification
32.1†	Chief Executive Officer's Section 1350 Certification †
32.2†	Chief Financial Officer's Section 1350 Certification †
101.INS#	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Filed herewith.
†	Furnished herewith.
+	Portions of this exhibit have been omitted in accordance with Item 601(a)(6) of Regulation S-K.
*	Portions of this exhibit have been omitted in accordance with Item 601(a)(6) and Item 106(b)(10) of Regulation S-K because such information (i) is not material and (ii) is the type that the registrant treats as private or confidential

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2023	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ DAVINDER SINGH
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)