Form 10-Q
period 2023-09-30
TUCOWS INC /PA/
filed 2023-11-02
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, there were 10,895,180 outstanding shares of common stock, no par value, of the registrant.

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

PART I.    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	September 30,	December 31,
	2023	2022

Assets

Current assets:
Cash and cash equivalents	$110,736	$23,496
Restricted cash (note 7)	3,138	-
Accounts receivable, net of allowance for doubtful accounts of $595 as of September 30, 2023 and $693 as of December 31, 2022	24,189	18,404
Contract asset, net current portion (note 10)	3,310	5,159
Inventory	7,788	7,284
Prepaid expenses and deposits	19,399	17,005
Derivative instrument asset, current portion (note 4)	186	1,903
Deferred costs of fulfillment, current portion (note 11)	97,072	94,198
Income taxes recoverable	456	2,471
Total current assets	266,274	169,920

Contract asset, net long-term portion (note 10)	-	2,328
Deferred costs of fulfillment, long-term portion (note 11)	15,566	16,476
Investments	2,012	2,012
Secured notes reserve funds (note 7)	8,543	-
Deferred tax asset	3	-
Property and equipment	330,874	281,495
Right of use lease asset	25,669	20,489
Contract costs	2,439	1,827
Intangible assets, net (note 5)	32,101	39,790
Goodwill (note 5)	130,410	130,410
Total assets	$813,891	$664,747

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$11,680	$17,171
Accrued liabilities	23,096	22,653
Customer deposits	18,740	15,783
Derivative instrument liability, current portion (note 4)	-	389
Operating lease liability, current portion (note 12)	5,284	4,642
Deferred revenue, current portion (note 10)	128,101	122,894
Accreditation fees payable, current portion	637	809
Income taxes payable	837	2,248
Other current liabilities	-	1,600
Total current liabilities	188,375	188,189

Deferred revenue, long-term portion (note 10)	21,653	22,237
Accreditation fees payable, long-term portion	-	142
Operating lease liability, long-term portion (note 12)	16,659	12,438
Syndicated revolver (note 6)	221,911	238,930
Notes payable (note 7)	222,056	-
Redeemable preferred shares (note 18)	107,069	90,434
Deferred tax liability	6,123	15,720
Stockholders' equity (note 14)
Common stock - no par value, 250,000,000 shares authorized; 10,879,140 shares issued and outstanding as of September 30, 2023 and 10,817,110 shares issued and outstanding as of December 31, 2022	33,592	31,868
Additional paid-in capital	13,237	8,106
Retained earnings	(16,924)	55,899
Accumulated other comprehensive income (note 4)	140	784
Total stockholders' equity	30,045	96,657
Total liabilities and stockholders' equity	$813,891	$664,747

Contingencies (note 19)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Net revenues (note 10)	$86,971	$78,050	$252,379	$242,233

Cost of revenues (note 10)
Direct cost of revenues	50,717	48,302	150,750	147,023
Network, other costs	7,322	4,244	20,638	13,188
Network, depreciation of property and equipment	9,138	7,136	26,331	19,620
Network, amortization of intangible assets (note 5)	378	378	1,135	1,134
Network, impairment of property and equipment	2,663	3	4,679	30
Total cost of revenues	70,218	60,063	203,533	180,995

Gross profit	16,753	17,987	48,846	61,238

Expenses:
Sales and marketing	17,295	13,894	49,052	39,384
Technical operations and development	4,818	2,983	14,214	10,212
General and administrative	9,399	7,897	25,674	22,006
Depreciation of property and equipment	137	149	439	443
Loss (gain) on disposition of property and equipment	-	(19)	-	461
Amortization of intangible assets (note 5)	2,242	2,464	6,966	7,394
Loss (gain) on currency forward contracts (note 4)	29	-	52	-
Total expenses	33,920	27,368	96,397	79,900

Loss from operations	(17,167)	(9,381)	(47,551)	(18,662)

Other income (expenses):
Interest expense, net	(10,739)	(4,337)	(29,120)	(8,555)
Loss on debt extinguishment (note 18)	-	-	(14,680)	-
Income earned on sale of transferred assets, net (note 17)	4,312	4,737	12,971	14,009
Other expense, net	-	(27)	-	(128)
Total other income (expenses)	(6,427)	373	(30,829)	5,326

Loss before provision for income taxes	(23,594)	(9,008)	(78,380)	(13,336)

Provision (recovery) for income taxes (note 8)	(822)	(1,027)	(5,557)	790

Net loss for the period	(22,772)	(7,981)	(72,823)	(14,126)

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities (note 4)	(483)	(1,674)	163	(510)
Net amount reclassified to earnings (note 4)	(181)	(100)	(807)	(109)
Other comprehensive loss net of tax recovery of ($211) and ($566) for the three months ended September 30, 2023 and September 30, 2022, ($204) and ($197) for the nine months ended September 30, 2023 and September 30, 2022 (note 4)	(664)	(1,774)	(644)	(619)

Comprehensive loss, for the period	$(23,436)	$(9,755)	$(73,467)	$(14,745)

Basic and diluted loss per common share (note 9)	$(2.09)	$(0.74)	$(6.71)	$(1.31)

Shares used in computing basic and diluted loss per common share (note 9)	10,874,659	10,779,348	10,852,079	10,766,657

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Cash provided by:
Operating activities:
Net loss for the period	$(22,772)	$(7,981)	$(72,823)	$(14,126)
Items not involving cash:
Depreciation of property and equipment	9,275	7,285	26,770	20,063
Impairment of property and equipment	2,663	3	4,679	30
Amortization of debt discount and issuance costs	1,140	215	2,271	482
Amortization of intangible assets	2,620	2,842	8,101	8,528
Net amortization contract costs	(255)	(136)	(612)	(608)
Accretion of contingent consideration	-	50	-	198
Deferred income taxes (recovery)	(3,258)	(1,658)	(9,381)	(3,397)
Excess tax benefits on share-based compensation expense	-	(103)	-	(158)
Net Right of use operating assets/Operating lease liability	(220)	(715)	(317)	(771)
Loss on disposal of domain names	3	-	3	2
Accretion of redeemable preferred shares	2,872	1,250	9,247	1,250
Loss on debt extinguishment	-	-	14,680	-
Write off of debt discount and issuance cost	277	-	277	-
Loss (Gain) on change in the fair value of forward contracts	-	(135)	1,624	(135)
Amortization of discontinued cash flow hedge	-	(254)	(1,144)	(254)
Stock-based compensation expense	2,308	1,569	6,606	4,396
Change in non-cash operating working capital:
Accounts receivable	(677)	(1,192)	(5,785)	(139)
Contract assets	1,293	892	4,177	(7,284)
Inventory	12	(1,092)	(504)	(2,611)
Prepaid expenses and deposits	1,049	684	(2,394)	2,359
Deferred costs of fulfillment	1,520	1,915	(1,964)	785
Income taxes recoverable	1,445	859	589	2,426
Accounts payable	(334)	791	(5,433)	6,949
Accrued liabilities	(4,000)	(491)	293	1,954
Customer deposits	(708)	(2,528)	2,957	(2,201)
Deferred revenue	(1,216)	(3,050)	4,623	(666)
Accreditation fees payable	27	(28)	(314)	(97)
Net cash provided by/(used in) operating activities	(6,936)	(1,008)	(13,774)	16,975

Financing activities:
Proceeds received on exercise of stock options	-	237	-	808
Proceeds from issuance of notes payable	-	-	227,258	-
Redeemable preferred shares redemption	-	-	(45,718)	-
Proceeds from redeemable preferred shares	-	60,000	35,000	60,000
Deferred notes payable financing costs	70	-	(6,675)	-
Deferred preferred financing costs	-	(754)	145	(754)
Contingent payments for acquisitions	-	-	(1,600)	(3,125)
Proceeds received on syndicated revolver	52,382	12,600	52,382	48,300
Repayment of syndicated revolver	(58,852)	-	(68,652)	-
Deferred syndicate revolver issued	(1,238)	(403)	(1,554)	(668)
Net cash (used in) provided by financing activities	(7,638)	71,680	190,586	104,561

Investing activities:
Additions to property and equipment	(22,572)	(46,676)	(77,476)	(100,018)
Acquisition of intangible assets	(32)	-	(415)	(117)
Net cash used in investing activities	(22,604)	(46,676)	(77,891)	(100,135)

Increase (decrease) in cash and cash equivalents, restricted cash, and restricted cash equivalents	(37,178)	23,996	98,921	21,401

Cash and cash equivalents, restricted cash, and restricted cash equivalents beginning of period	159,595	6,510	23,496	9,105
Cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$122,417	$30,506	$122,417	$30,506

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the interim consolidated balance sheets to the amounts shown in the interim consolidated statements of cash flows above:

Cash and cash equivalents	110,736	6,510	110,736	6,510
Restricted cash included in funds held by trustee	3,138	-	3,138	-
Restricted cash included in secured notes reserve funds	8,543	-	8,543	-
Total Cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$122,417	$6,510	$122,417	$6,510

Supplemental cash flow information:
Interest paid	$5,483	$3,005	$15,810	$6,891
Income taxes paid, net	$1,367	$472	$3,342	$2,759
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$74	$1,671	$74	$1,671

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

2. Basis of Presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive loss and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as of September 30, 2023 and the results of operations and cash flows for the interim periods ended September 30, 2023 and 2022. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. Generally Accepted Accounting Principles issued by the Financial Accounting Standards Board. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in Tucows' 2022 Annual Report on Form 10-K/A filed with the SEC on June 6, 2023 (the “2022 Annual Report”). Except set forth as below, there have been no material changes to our significant accounting policies and estimates during the three and nine months ended September 30, 2023 as compared to the significant accounting policies and estimates described in our 2022 Annual Report.

Restricted cash

Restricted cash is solely in connection with the 2023 Term Notes as defined in "Note 7 - Notes Payable" and consists of (i) securitized assets cash receipts held by trustee and (ii) liquidity reserve funds. The non-current portion of the restricted cash is presented in "Secured notes reserve funds" on the Consolidated Balance Sheet.

3. Recent Accounting Pronouncements:

Recent Accounting Pronouncements Not Yet Adopted

None with an expected material impact on the Company.

4. Derivative Instruments and Hedging Activities:

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign exchange rate risk and interest rate risk.

Since October 2012, the Company has employed a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on its future cash flows related to a portion of payroll, taxes, rent and payments to Canadian domain name registry suppliers that are denominated in Canadian dollars and are expected to be paid by its Canadian operating subsidiary. In May 2020, the Company entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to variable interest payments on the Second Amended 2019 Credit Facility. The notional value of the interest rate swap was $70 million. During the third quarter of fiscal year 2022, the Company elected to discontinue its application of hedge accounting to its interest rate swaps prospectively. Until the interest rate swaps matured in June 2023, the derivatives continued to be carried at fair value in the accompanying Consolidated Balance Sheets with changes in their fair value from the date of discontinuance recognized in current period earnings in Interest expense, net in the Consolidated Statements of Operations and Comprehensive Loss. Unrealized gains and losses in Accumulated other comprehensive income (AOCI) as of the date of discontinuance were realized in net income over the remaining term of the underlying forecasted interest payments into interest expense over the original term of the hedged debt. Prior to the discontinuance, for the interest rate swap contracts, unrealized gains or losses on the effective portion of these contracts had been included in other comprehensive income (OCI) and reclassified to earnings when the hedged transaction settled. As of September 30, 2023 there are no interest swaps held by the Company.

The Company does not use hedging forward contracts for trading or speculative purposes. The foreign exchange contracts typically mature between one and twelve months, and the interest rate swap fully matured as of June 30, 2023.

The Company has designated certain of these foreign exchange transactions as cash flow hedges of forecasted transactions under ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASC Topic 815”). For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. The Company designated the interest rate swap as a cash flow hedge of expected future interest payments at the inception of the contract. Accordingly, for the foreign exchange, unrealized gains or losses on the effective portion of these contracts were included within other comprehensive income and reclassified to earnings when the hedged transaction is settled. Cash flows from hedging activities were classified under the same category as the cash flows from the hedged items in the consolidated statements of cash flows. The fair value of the foreign exchange contract, as of  September 30, 2023 and the interest swap and foreign exchange contract as of December 31, 2022, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of September 30, 2023, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $14.4 million, of which $14.4 million met the requirements of ASC Topic 815 and were designated as hedges.

As of December 31, 2022, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $49.7 million, of which $49.7 million met the requirements of ASC Topic 815 and were designated as hedges.

As of September 30, 2023, the notional amount of interest swaps contracts that the Company held to pay-fixed, receive-variable interest rate swap was nil.

As of December 31, 2022, the notional amount of interest swaps contracts that the Company held to pay-fixed, receive-variable interest rate swap was $70 million, of which $70 million met the requirements of ASC Topic 815 and were designated as hedges.

As of September 30, 2023, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset

October - December 2023	$14,430	1.3721	$186
	$14,430	1.3721	$186

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of September 30, 2023 Fair Value Asset	As of December 31, 2022 Fair Value Asset (Liability)
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$186	$(84)
Interest rate swap contract discontinued as a cash flow hedge (net)	Derivative instruments	-	1,598
Total foreign currency and interest swap forward contracts (net)	Derivative instruments	$186	$1,514

Movement in AOCI balance for the three months ended September 30, 2023 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI Balance - June 30, 2023	$1,059	$(255)	$804
Other comprehensive income (loss) before reclassifications	(637)	154	(483)
Amount reclassified from AOCI	(238)	57	(181)
Other comprehensive income (loss) for the three months ended September 30, 2023	(875)	211	(664)

Ending AOCI Balance - September 30, 2023	$184	$(44)	$140

Movement in AOCI balance for the nine months ended September 30, 2023 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2022	$1,032	$(248)	$784
Other comprehensive income (loss) before reclassifications	215	(52)	163
Amount reclassified from AOCI	55	(13)	42
Amortization of discontinued cash flow hedge	(1,118)	269	(849)
Other comprehensive income (loss) for the nine months ended September 30, 2023	(848)	204	(644)

Ending AOCI Balance - September 30, 2023	$184	$(44)	$140

Effects of derivative instruments on income and OCI for the three months ended September 30, 2023 and 2022 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$198
Foreign currency forward contracts for the three months ended September 30, 2023	$(483)	Cost of revenues	$40

		Operating expenses	$(97)
Foreign currency forward contracts for the three months ended September 30, 2022	$(1,666)	Cost of revenues	$(26)

Interest rate swap contract for the three months ended September 30, 2022	$(8)	Interest expense, net	$254

Effects of derivative instruments on income and OCI for the nine months ended September 30, 2023 and 2022 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(38)
Foreign currency forward contracts for the nine months ended September 30, 2023	$163	Cost of revenues	$(17)

		Operating expenses	$(145)
Foreign currency forward contracts for the nine months ended September 30, 2022	$(1,941)	Cost of revenues	$(35)

Interest rate swap contract for the nine months ended September 30, 2022	$1,431	Interest expense, net	$323

5. Goodwill and Other Intangible Assets:

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance remained consistent at $130.4 million as of  September 30, 2023 and December 31, 2022. The Company's goodwill relates 83% ($107.7 million) to the Tucows Domains operating segment and 17% ($22.7 million) to the Ting operating segment.

Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present. No impairment charge was recognized during the three and nine months ended September 30, 2023 and 2022.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended  September 30, 2023 and September 30, 2022, the Company assessed that all domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should be renewed.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years.

For the three and nine months ended September 30, 2023 the Company acquired customer relationship assets through hosting agreements for $0.1 million and $0.4 million respectively. These assets are being amortized over seven years.

Net book value of acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, June 30, 2023	$11,155	$1,129	$1,904	$17,111	$2,460	$933	$34,692
Acquisition of customer relationships	-	-	-	32	-	-	32
Additions to/(disposals from) domain portfolio, net	(2)	(1)	-	-	-	-	(3)
Amortization expense	-	-	(518)	(1,922)	(155)	(25)	(2,620)
Balances, September 30, 2023	$11,153	$1,128	$1,386	$15,221	$2,305	$908	$32,101

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, December 31, 2022	$11,155	$1,129	$2,940	$20,813	$2,770	$983	$39,790
Acquisition of customer relationships	-	-	-	415	-	-	415
Additions to/(disposals from) domain portfolio, net	(2)	(1)	-	-	-	-	(3)
Amortization expense	-	-	(1,554)	(6,007)	(465)	(75)	(8,101)
Balances, September 30, 2023	$11,153	$1,128	$1,386	$15,221	$2,305	$908	$32,101

The following table shows the estimated amortization expense for each of the next 5 years and thereafter, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
Remainder of 2023	$2,488
2024	5,565
2025	4,382
2026	2,802
2027	1,608
Thereafter	2,975
Total	$19,820

6. Syndicated Revolver:

Third Amended 2019 Credit Facility

In connection with entering into the 2023 Credit Agreement, on September 22, 2023, the Company paid off the principal balance, including accrued interest thereon, of the revolving loans outstanding under the Third Amended and Restated Credit Agreement (the “RBC Credit Agreement”), dated as of August 8, 2022, as amended, by and among the Company, certain subsidiaries of the Company as borrowers, certain other subsidiaries of the Company as guarantors, Royal Bank of Canada, as administrative agent (“RBC”), and the lenders party thereto, pursuant to which Tucows’ prior credit facility that provided the Borrowers with a $240 million revolving credit facility (the "2019 Credit Facility").  The RBC Credit Agreement automatically terminates upon the receipt by RBC of certain backstop letters of credit to be delivered by BMO.

Prior to entering into the 2023 Credit Agreement, during the nine months ended September 30, 2023 the Company made repayments of $17.8 million on the 2019 Credit Facility.

2023 Credit Facility

On September 22, 2023, the Company and its wholly owned subsidiaries, Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Wavelo, Inc. and Tucows (Emerald), LLC (each, a “Borrower” and together, the “Borrowers,” collectively with the Company, “Tucows”) and certain other subsidiaries of the Company, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with Bank of Montreal, as administrative agent (“BMO” or the “Agent”), and the lenders party thereto, to, among other things, provide the Borrowers with a revolving credit facility in an aggregate amount not to exceed $240 million (the “2023 Credit Facility”). The Borrowers may request an increase to the Credit Facility through new commitments of up to $60 million if the Total Funded Debt to Adjusted EBITDA Ratio (as defined in the Credit Agreement) is less than 3.75:1.00.  The Credit Facility expires on September 22, 2026, which is the third anniversary of the effective date of the Credit Agreement.

In connection with the 2023 Credit Facility, the Company incurred $0.9 million of fees paid to the Lenders and $0.3 million of legal fees related to the debt issuance. These fees have been reflected as a reduction to the carrying amount of the loan payable and will be amortized over the term of the credit facility agreement. The Company evaluated the issuance of the 2023 Credit Facility and the termination of the 2019 Credit Facility (collectively referred to as the "Debt Transactions") under the loan modification and extinguishment guidance within ASC 470. The Debt Transactions were accounted for as a partial modification, partial extinguishment and new debt issuance at the syndicated lender level. Based on the application of the loan modification and extinguishment guidance within ASC 470 to the Debt Transactions, the Company has treated $50.9 million of the loan principal under the 2019 Credit Facility as an extinguishment of debt and $50.9 million of the loan principal under the 2023 Credit Facility as issuance of new debt. The remaining loan principal on the 2023 Credit Facility was treated as a loan modification within the guidance of ASC 470. In accordance with the debt extinguishment, the Company expensed $0.1 million of the unamortized debt issuance costs to Interest expense, net in the Consolidated Statements of Operation.

During the three months ended September 30, 2023, the Company made a draw of $1.5 million on the 2023 Credit Facility. Subsequently on October 3, 2023, the Company made a repayment of $1.4 million on the 2023 Credit Facility.

2023 Credit Facility Terms

The 2023 Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Agreement requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio by maintaining at all times a Total Funded Debt to Adjusted EBITDA Ratio of not more than (i) 4.50:1:00 at any time from and after the Closing Date to and including December 30, 2023; (ii) 4.25:1:00 from December 31, 2023 to and including March 30, 2024; (iii) 4.00:1.00 from March 31, 2024 to and including June 29, 2024; and (iv) 3.75:1.00 thereafter; and (2) an interest coverage ratio by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00:1.00. The required principal repayment of $223.4 million is due in 2026.

During the three and nine months ended September 30, 2023, and the three and nine months ended September 30, 2022 the Company was in compliance with the covenants under its credit agreements in effect at the time.

Borrowings under the 2023 Credit Agreement will accrue interest and standby fees based on the Company's Total Funded Debt to Adjusted EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:
Availment type or fee	Less than 2.00	Greater than or equal to 2.00 and less than 2.75	Greater than or equal to 2.75 and less than 3.50	Greater than or equal to 3.50 and less than 4.00	Greater than or equal to 4.00
Canadian dollar borrowings based on the Canadian Dollar Offered Rate or U.S. dollar borrowings based on SOFR and letter of credit fees (Margin)	1.50%	2.00%	2.50%	3.00%	3.50%
Canadian borrowings based on Prime Rate or Canadian or U.S. dollar borrowings based on Base Rate (Margin)	0.25%	0.75%	1.25%	1.75%	2.25%
Standby fees	0.30%	0.40%	0.50%	0.60%	0.70%

The following table summarizes Excluding-Ting's borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	September 30, 2023	December 31, 2022

Revolver	$223,430	$239,700
Less: unamortized debt discount and issuance costs	(1,519)	(770)
Total Syndicated Revolver	221,911	238,930
Less: Syndicated Revolver, current portion	-	-
Syndicated Revolver, long-term portion	$221,911	$238,930

7. Notes Payable:

2023 Notes

On May 4, 2023 (the “Closing Date”), Tucows Inc. through its indirect and wholly owned subsidiaries, including Ting Fiber, LLC entered into a definitive agreement relating to a securitized financing facility related to a privately placed securitization transaction. On the Closing Date, Ting Issuer LLC, a Delaware limited liability company (the “Issuer”), a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company issued (i) $168,357,000 of its 5.95% Secured Fiber Revenue Notes, Series 2023-1, Class A-2, (ii) $23,289,000 of its 7.40% Secured Fiber Revenue Notes, Series 2023-1, Class B and (iii) $46,859,000 initial principal amount of 9.95% Secured Fiber Revenue Notes, Series 2023-1, Class C, together, the “2023 Term Notes”. The offering was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the issuance of the 2023 Term Notes were $220.5 million, after deducting a debt discount of $11.2 million and issuing costs of $6.7 million.

The debt discount and issuance costs of the 2023 Term Notes are being amortized using the straight line method over a five-year period between the Closing date and the anticipated repayment date. During the three and nine months ended September 30, 2023, the Company recognized  $0.9 million and $1.5 million of interest expense related to the amortization of the debt discount and issuance costs of the 2023 Notes.

The 2023 Term Notes are issued under an indenture, dated May 4, 2023 (the “Base Indenture”) between the Issuer and Citibank, N.A., as trustee (the “Indenture Trustee”) as supplemented by the Series 2023-1 supplemental indenture dated May 4, 2023, (the “Series 2023-1 Supplement” and, together with the Base Indenture, the “Indenture”), between the Issuer and the Trustee. Interest payments on the 2023 Term Notes are payable on a monthly basis. The legal final maturity date of the 2023 Term Notes is in April of 2053, but, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment date of the 2023 Term Notes will be in April 2028. If the Issuer has not repaid or refinanced the 2023 Term Notes prior to the anticipated repayment date, additional interest will accrue on the 2023 Term Notes in an amount equal to the greater of (A) 5.00% per annum and (B) a per annum interest rate equal to the excess, if any, by which the sum of the following exceeds the original interest rate of such 2023 Term Note (i) the yield to maturity (adjusted to a “mortgage equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on such anticipated repayment date of the United States Treasury Security having a term closest to 10 years, plus (ii) 5.00%, plus (iii) (x) for the 2023 Class A-2 Notes, 3.50%, (y) for the 2023 Class B Notes, 5.00% and (z) for the 2023 Class C Notes, 7.82%.

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

As of September 30, 2023, we were in compliance with all required covenants. As of September 30, 2023, the Company's scheduled principal repayments for the 2023 Term Notes are set to occur after 2027.

The following table summarizes Ting's borrowings under the 2023 Term Notes (Dollar amounts in thousands of U.S. dollars):

September 30, 2023

Principal	$238,505
Less: unamortized issuance costs	(6,121)
Less: unamortized discount	(10,328)
Total notes payable	222,056
Less: notes payable, current portion	-
Note payable, long-term portion	$222,056

Restricted Cash

Under the terms of the Indenture, revenues generated from the Securitized Assets are deposited into accounts controlled by the Indenture Trustee within two business days of receipt. The Company has no access to or control of the funds held in trust until they are disbursed by the Indenture Trustee on the 20th day of each calendar month (the “Payment Date”). In accordance with the Indenture, on each Payment Date the Indenture Trustee disburses, on behalf of the Obligor, administration fees to service providers, interest payments to the noteholders, liquidity reserve top-ups (if required), and the remaining funds to accounts controlled by the Obligor. Funds held in trust with the Indenture Trustee at the reporting date are presented as “Restricted cash” on the Company’s Consolidated Balance Sheet.

At September 30, 2023, Restricted cash totaled $3.1 million.

Under the terms of the Indenture, the Company is also required to maintain a liquidity reserve fund equal to the sum of (A) six times the total amount of fund administration fees payable on each payment date after May 20, 2023 and (B) six times the total amount of monthly interest on the 2023 Notes due and payable on each payment date after May 20, 2023. The liquidity reserve is maintained with the Indenture Trustee until the maturity of the 2023 Term Notes and the balance is presented as “Secured notes reserve funds” on the Company’s Consolidated Balance Sheet.

At September 30, 2023 Secured notes reserve funds totaled $8.5 million.

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

For the three months and nine months ended September 30, 2023, the Company recorded an income tax recovery of $0.8 million and $5.6 million on net loss before income taxes of $23.6 million and $78.4 million respectively, using an estimated effective tax rate for the fiscal year ending December 31, 2023 adjusted for certain minimum state taxes. Our effective tax rates for the three months and nine months ended September 30, 2023 differs from the U.S. federal statutory rate primarily due to changes in valuation allowance on net operating losses and foreign tax credits, and the impact of foreign earnings.

Comparatively, for the three and nine months ended September 30, 2022, the Company recorded an income tax recovery of $1.0 million and an income tax expense of $0.8 million respectively, on net loss before income taxes of $9.0 million and $13.3 million respectively, using an estimated effective tax rate for the fiscal year ending December 31, 2022. Our effective tax rates for the three and nine months ended September 30, 2022 differ from the U.S. federal statutory rate primarily due to changes in valuation allowance on foreign tax credit, state tax expense and the impact of foreign earnings.

9. Basic and Diluted Earnings per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of US dollars, except for share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Numerator for basic and diluted earnings per common share:
Net loss for the period	$(22,772)	$(7,981)	$(72,823)	$(14,126)

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,874,659	10,779,348	10,852,079	10,766,657
Effect of outstanding stock options	-	-	-	-
Diluted weighted average number of shares outstanding	10,874,659	10,779,348	10,852,079	10,766,657

Basic loss per common share	$(2.09)	$(0.74)	$(6.71)	$(1.31)

For the three and nine months ended September 30, 2023 and September 30, 2022 the Company recorded a net loss, thus all outstanding options were considered anti-dilutive and excluded from the computation of diluted income per common share.

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

The Company generates Wavelo revenues by providing billing and provisioning platform services to CSPs to whom we also provide other professional services.

Platform service agreements contain both platform services and professional services. Platform services offer a variety of solutions that support CSPs, including subscription and billing management, network orchestration and provisioning, and individual developer tools through a single, cloud based service. Consideration under platform service arrangements includes both a variable component that changes each month depending on the number of subscribers hosted on the platform, as well as platform payments and credits. The Company estimates platform payment and credit consideration over the term of the contract and recognizes the portion related to platform services evenly over the term of the contract. The Company recognizes variable subscriber fees, as the fees are invoiced. Platform services represent a single promise to provide continuous access (i.e. a stand-ready performance obligation) to the platform. As each month of providing access to the platform is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, the performance obligation consists of a series of distinct service periods. Professional services provided under platform service arrangements can include implementation, training, consulting or software development/modification services. Revenues related to professional services are distinct from the other promises in the contract(s) and are recognized as the related services are performed, on the basis of hours consumed. Platform payment and credit consideration is allocated between the platform services and professional services performance obligations by estimating the standalone selling price (“SSP”) of each performance obligation. The Company estimates the SSP of professional services based on observable standalone sales. The SSP of platform services is derived using the residual approach by estimating the total contract consideration and subtracting the SSP of professional services. Total contract consideration is estimated at contract inception, considering any constraints that may apply and updating the estimates as new information becomes available.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Ting:
Fiber Internet Services	$12,855	$10,946	$37,116	$30,955

Wavelo:
Platform Services	10,697	4,048	27,537	18,115
Other Professional Services	377	-	1,588	1,750
Total Wavelo	11,074	4,048	29,125	19,865

Tucows Domains
Wholesale
Domain Services	47,657	46,985	140,734	140,800
Value Added Services	4,252	4,883	13,441	16,129
Total Wholesale	51,909	51,868	154,175	156,929

Retail	9,179	8,413	26,111	25,961
Total Tucows Domains	61,088	60,281	180,286	182,890

Tucows Corporate:
Mobile services and eliminations	1,954	2,775	5,852	8,523

	$86,971	$78,050	$252,379	$242,233

During the three and nine months ended September 30, 2023 one customer accounted for 14% and 11% of total revenue, respectively. During the three and nine months ended September 30, 2022 no one customer accounted for more than 10% of total revenue.

At September 30, 2023, one customer represented 44% of accounts receivables. As of December 31, 2022, one customer represented 46% of total accounts receivable.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Ting:
Fiber Internet Services	$4,869	$4,290	$14,211	$12,746

Wavelo:
Platform Services	342	235	1,006	622
Other Professional Services	228	-	1,289	1,632
Total Wavelo	570	235	2,295	2,254

Tucows Domains:
Wholesale
Domain Services	38,060	37,393	112,352	110,728
Value Added Services	537	613	1,726	1,912
Total Wholesale	38,597	38,006	114,078	112,640

Retail	4,116	4,105	12,383	12,383
Total Tucows Domains	42,713	42,111	126,461	125,023

Tucows Corporate:
Mobile services and eliminations	2,565	1,666	7,783	7,000

Network Expenses:
Network, other costs	7,322	4,244	20,638	13,188
Network, depreciation of property and equipment	9,138	7,136	26,331	19,620
Network, amortization of intangible assets	378	378	1,135	1,134
Network, impairment of property and equipment	2,663	3	4,679	30
Total Network Expenses	19,501	11,761	52,783	33,972

	$70,218	$60,063	$203,533	$180,995

During the three and nine months ended September 30, 2023 Network expenses included impairment of property and equipment of $2.7 million and $4.7 million, respectively. The impairment losses related to specific network assets that were identified as being damaged and no longer in use. The full cost of the identified assets was recorded as an impairment loss.

During the three and nine months ended September 30, 2022, Network expenses included nil impairment of property and equipment.

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

Significant changes in deferred revenue for the nine months ended September 30, 2023 were as follows (Dollar amounts in thousands of U.S. dollars):

Deferred revenue:

September 30, 2023

Balance, beginning of period	$145,131
Deferred revenue	194,668
Recognized revenue	(190,045)
Balance, end of period	$149,754

The Company receives consideration for long-term mobile platform service contracts, which we collect variably each month depending on the number of subscribers hosted on the platform (subject to certain minimums) as well as through certain fixed platform fees and credits. Contract assets are recorded for services delivered under long-term mobile platform services contracts, to the extent that the services delivered exceed the services which have been billed to the customer at the reporting date. Contract assets are transferred to receivables when the rights to consideration become unconditional. All contract assets transfer to receivables within three months of when they are recognized. Significant changes in the contract assets for the nine months ended September 30, 2023 were as follows (Dollar amounts in thousands of U.S dollars):

Contract assets:

September 30, 2023

Balance, beginning of period	$7,487
Consideration recognized as revenue	24,647
Transferred to receivables	(28,824)
Balance, end of period	$3,310

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

11. Costs to obtain and fulfill a Contract:

Deferred costs of fulfillment

Deferred costs to fulfill contracts primarily consist of domain registration costs which have been paid to a domain registry, and are capitalized as deferred costs of fulfillment. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. The Company also defers certain technology design and data migration costs it incurs to fulfill its performance obligations contained in our platform services arrangements. For the nine months ended September 30, 2023, the Company deferred $131.6 million and amortized $129.7 million of contract costs. There was no impairment loss recognized in relation to the costs capitalized during the nine months ended September 30, 2023. Amortization expense of deferred costs is included in cost of revenue.

The breakdown of the movement in the deferred costs of fulfillment balance for the nine months ended September 30, 2023 is as follows (Dollar amounts in thousands of U.S. dollars).

September 30, 2023

Balance, beginning of period	$110,674
Deferral of costs	131,616
Recognized costs	(129,652)
Balance, end of period	$112,638

12. Leases:

We lease datacenters, corporate offices and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Lease Cost (leases with a total term greater than 12 months)	$1,514	$1,234	$4,152	$3,050
Short-term Lease Cost (leases with a total term of 12 months or less)	33	72	168	156
Variable Lease Cost	486	267	1,402	523
Total Lease Cost	$2,033	$1,573	$5,722	$3,729

Lease Cost is presented in general and administrative expenses and network expenses within our consolidated statements of operations and comprehensive loss.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Supplemental cash flow information:	2023	2022	2023	2022
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,623	$1,697	$4,481	$3,571
Operating Lease - Operating Cash Flows (Liability Reduction)	$1,325	$1,132	$3,819	$2,797
Change due to new Right of Use Assets - Operating Leases	$9,448	$2,339	$12,565	$5,884

Supplemental balance sheet information related to leases:	September 30, 2023	December 31, 2022
Weighted Average Discount Rate	6.48%	3.09%
Weighted Average Remaining Lease Term	9.36 yrs	7.74 yrs

Maturity of lease liability as of  September 30, 2023 (Dollar amounts in thousands of U.S. dollars):

September 30, 2023
Remaining of 2023	$1,666
2024	6,206
2025	4,825
2026	2,928
2027	1,962
Thereafter	12,598
Total future lease payments	30,186
Less imputed interest	8,242
Total	$21,943

Operating lease payments include payments under the non-cancellable term, without any additional amounts related to options to extend lease terms that are reasonably certain of being exercised.

As of September 30, 2023, we have not entered into lease agreements that have not yet commenced.

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

Our segmented results include shared services allocations, including a profit margin, from Tucows Corporate for Finance, Human Resources and other technical services, to the operating units.  In addition, Wavelo charges Ting a subscriber based monthly charge for services rendered. Financial impacts from these allocations and cross segment charges are eliminated as part of the Tucows Corporate results.

Key measure of segment performance:

The CEO, as the chief operating decision maker, regularly reviews the operations and performance by segment. The CEO reviews segment revenue, gross margin and adjusted EBITDA (as defined below) as (i) key measures of performance for each segment and (ii) to make decisions about the allocation of resources. Sales and marketing expenses, technical operations and development expenses and general and administrative expenses and not reviewed or managed by the CEO separate from adjusted EBITDA, and are thus not included as separate measurements of segment profitability. Depreciation of property and equipment, amortization of intangible assets, impairment of indefinite life intangible assets, gain on currency forward contracts and other expense net are organized along functional lines and are not included in the measurement of segment profitability. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the CEO.

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

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in “Note 10 – Revenue”), which is regularly reported to the chief operating decision maker, and the reconciliations thereof to our income before taxes, are set out in the following tables (Dollar amounts in thousands of US dollars):

Reconciliation of Loss before Provision for Income Taxes to Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of US Dollars)	2023	2022	2023	2022
(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Loss for the period	$(22,772)	$(7,981)	$(72,823)	$(14,126)
Less:
Provision (recovery) for income taxes	(822)	(1,027)	(5,557)	790
Depreciation of property and equipment	9,275	7,285	26,770	20,063
Impairment and loss on disposition of property and equipment	2,663	(16)	4,679	491
Amortization of intangible assets	2,620	2,842	8,101	8,528
Interest expense, net	10,739	4,337	29,120	8,555
Loss on debt extinguishment	-	-	14,680	-
Accretion of contingent liability	-	50	-	198
Stock-based compensation	2,308	1,569	6,606	4,396
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	340	348	254	446
Acquisition and other costs[1]	121	472	1,067	1,549

Adjusted EBITDA	$4,472	$7,879	$12,897	$30,890

1 Acquisition and other costs represent transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses, primarily related to our acquisitions, including Simply Bits in November 2021. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Three Months Ended September 30, 2023

Net Revenues
External Revenues	$12,855	$10,397	$61,088	$2,631	$86,971
Intersegment Revenues	-	677	-	(677)	-
Total Net Revenues	12,855	11,074	61,088	1,954	86,971
Direct cost of revenues	4,869	570	42,713	2,565	50,717
Segment Gross Margin	7,986	10,504	18,375	(611)	36,254

Network, other costs					7,322
Network, depreciation of property and equipment					9,138
Network, amortization of intangible assets					378
Network, impairment of property and equipment					2,663
Gross profit					16,753

Expenses:
Sales and marketing					17,295
Technical operations and development					4,818
General and administrative					9,399
Depreciation of property and equipment					137
Amortization of intangible assets					2,242
Loss (gain) on currency forward contracts					29
Total expenses					33,920

Loss from operations					(17,167)

Other income (expenses):
Interest expense, net					(10,739)
Income earned on sale of transferred assets					4,312
Total other income (expense)					(6,427)

Loss before provision for income taxes					$(23,594)

Adjusted EBITDA	$(12,176)	$4,207	$10,913	$1,528	$4,472

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Three Months Ended September 30, 2022

Net Revenues
External Revenues	$10,946	$3,863	$60,281	$2,960	$78,050
Intersegment Revenues	-	185	-	(185)	-
Total Net Revenues	10,946	4,048	60,281	2,775	78,050
Direct cost of revenues	4,290	235	42,111	1,666	48,302
Segment Gross Margin	6,656	3,813	18,170	1,109	29,748

Network, other costs					4,244
Network, depreciation of property and equipment					7,136
Network, amortization of intangible assets					378
Network, impairment of property and equipment					3
Gross profit					17,987

Expenses:
Sales and marketing					13,894
Technical operations and development					2,983
General and administrative					7,897
Depreciation of property and equipment					149
Loss on disposition of property and equipment					(19)
Amortization of intangible assets					2,464
Total expenses					27,368

Loss from operations					(9,381)

Other income (expenses):
Interest expense, net					(4,337)
Income earned on sale of transferred assets					4,737
Other expense, net					(27)
Total other income (expense)					373

Loss before provision for income taxes					$(9,008)

Adjusted EBITDA	$(5,040)	$(902)	$10,385	$3,436	$7,879

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Nine Months Ended September 30, 2023

Net Revenues
External Revenues	$37,116	$27,123	$180,286	$7,854	$252,379
Intersegment Revenues	-	2,002	-	(2,002)	-
Total Net Revenues	37,116	29,125	180,286	5,852	252,379
Direct cost of revenues	14,211	2,295	126,461	7,783	150,750
Segment Gross Margin	22,905	26,830	53,825	(1,931)	101,629

Network, other costs					20,638
Network, depreciation of property and equipment					26,331
Network, amortization of intangible assets					1,135
Network, impairment of property and equipment					4,679
Gross profit					48,846

Expenses:
Sales and marketing					49,052
Technical operations and development					14,214
General and administrative					25,674
Depreciation of property and equipment					439
Amortization of intangible assets					6,966
Loss (gain) on currency forward contracts					52
Total expenses					96,397

Loss from operations					(47,551)

Other income (expenses):
Interest expense, net					(29,120)
Loss on debt extinguishment					(14,680)
Income earned on sale of transferred assets, net					12,971
Other expense, net					-
Total other income (expense)					(30,829)

Loss before provision for income taxes					$(78,380)

Adjusted EBITDA	$(31,785)	$7,969	$31,829	$4,884	$12,897

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Nine Months Ended September 30, 2022

Net Revenues
External Revenues	$30,955	$19,352	$182,890	$9,036	$242,233
Intersegment Revenues	-	513	-	(513)	-
Total Net Revenues	30,955	18,839	182,890	9,549	242,233
Direct cost of revenues	12,746	2,254	125,023	7,000	147,023
Segment Gross Margin	18,209	16,585	57,867	2,549	95,210

Network, other costs					13,188
Network, depreciation of property and equipment					19,620
Network, amortization of intangible assets					1,134
Network, impairment of property and equipment					30
Gross profit					61,238

Expenses:
Sales and marketing					39,384
Technical operations and development					10,212
General and administrative					22,006
Depreciation of property and equipment					443
Loss on disposition of property and equipment					461
Amortization of intangible assets					7,394
Total expenses					79,900

Loss from operations					(18,662)

Other income (expenses):
Interest expense, net					(8,555)
Income earned on sale of transferred assets					14,009
Other expense, net					(128)
Total other income (expense)					5,326

Loss before provision for income taxes					$(13,336)

Adjusted EBITDA	$(15,546)	$5,017	$34,266	$7,153	$30,890

(b)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of US dollars):

	September 30, 2023	December 31, 2022

Canada	$1,007	$1,240
United States	329,832	280,219
Europe	35	36
	$330,874	$281,495

(c)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of US dollars):

	September 30, 2023	December 31, 2022

Canada	$2,104	$2,736
United States	17,716	24,770
	$19,820	$27,506

(d)           Valuation and qualifying accounts (Dollar amounts in thousands of US dollars):

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period

Nine Months Ended September 30, 2023	$693	$-	$98	$595
Twelve months ended December 31, 2022	$541	$152	$-	$693

Included in Accounts receivables, net, on our consolidated balance sheets are receivables primarily related to customers, as well as other receivables. As of September 30, 2023 and December 31, 2022, other receivables were $1.1 million and nil. Other receivables related primarily to interest income from short-term cash deposits.

14. Stockholders' Equity:

The following table summarizes stockholders' equity transactions for the three and nine months September 30, 2023 (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained earnings	comprehensive	stockholders'
	Number	Amount	capital	(Accumulated Deficit)	income (loss)	equity

Balances, June 30, 2023	10,853,297	$32,945	$11,509	$5,848	$804	$51,106

Stock-based compensation(1)	25,843	647	1,728	-	-	2,375
Net loss	-	-	-	(22,772)	-	(22,772)
Other comprehensive income (loss)	-	-	-	-	(664)	(664)
Balances, September 30, 2023	10,879,140	$33,592	$13,237	$(16,924)	$140	$30,045

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained earnings	comprehensive	stockholders'
	Number	Amount	capital	(Accumulated Deficit)	income (loss)	equity

Balances, December 31, 2022	10,817,110	$31,868	$8,106	$55,899	$784	$96,657

Stock-based compensation(1)	62,030	1,724	5,131	-		6,855
Net loss	-	-	-	(72,823)	-	(72,823)
Other comprehensive income (loss)	-	-	-	-	(644)	(644)
Balances, September 30, 2023	10,879,140	$33,592	$13,237	$(16,924)	$140	$30,045

(1) The Company capitalizes stock-based compensation costs directly attributable to the development of qualifying assets. Qualifying assets include internally use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 718. During the three and nine months ended September 30, 2023 the Company capitalized $0.1 million and $0.3 million of stock-based compensation directly attributable to the development of certain IUS assets.

2023 Stock Buyback Program

On February 9, 2023, the Company announced that its Board has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The $40 million buyback program commenced on February 10, 2023 and is expected to terminate on February 9, 2024. For the three and nine months ended September 30, 2023, the Company did not repurchase shares under this program.

2022 Stock Buyback Program

On  February 10, 2022, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on  February 11, 2022 and was terminated on  February 10, 2023. For the three and nine months ended September 30, 2022 the Company did not repurchase shares under this program. During the nine months ended September 30, 2023 the Company did not repurchase shares under this program.

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

15. Share-based Payments:

2006 Tucows Equity Compensation Plan

On November 22, 2006, the shareholders of the Company approved the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), which was amended and restated effective July 29, 2010 and which serves as a successor to the 1996 Plan. The 2006 Plan has been established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which had initially been set aside for issuance under the 2006 Plan is 1.25 million shares. On October 8, 2010, the 2006 Plan was amended to increase the number of shares set aside for issuance by an additional 0.475 million shares to 1.725 million shares. In September 2015, the 2006 Plan was amended to increase the number of shares set aside for issuance by an additional 0.75 million shares to 2.475 million shares. In November 2020, the 2006 Plan was amended to increase the number of shares set aside for issuance by an additional 1.53 million shares to 4.0 million shares. Generally, options issued under the 2006 Plan vest over a four-year period and have a term not exceeding seven years, except for automatic formula grants of non-qualified stock options, which vest after one year and have a five-year term. Prior to the September 2015 amendment to the 2006 Plan, automatic formula grants of non-qualified stock options vested immediately upon grant.

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

Details of Company Option transactions for the three and nine months ended  September 30, 2023 and  September 30, 2022 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	1,131,882	$55.84	1,070,045	$59.88
Granted	29,000	20.22	24,500	43.80
Exercised	-	-	(14,142)	20.53
Forfeited	(10,326)	34.72	(4,414)	66.32
Expired	(9,161)	65.19	(21,312)	57.96
Outstanding, end of period	1,141,395	54.83	1,054,677	60.04
Options exercisable, end of period	733,662	$61.23	533,395	$61.51

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	1,036,748	$59.97	904,151	$64.36
Granted	166,055	25.29	242,980	43.09
Exercised	-	-	(26,709)	37.53
Forfeited	(32,500)	61.62	(35,808)	72.22
Expired	(28,908)	63.43	(29,937)	58.25
Outstanding, end of period	1,141,395	54.83	1,054,677	60.04
Options exercisable, end of period	733,662	$61.23	533,395	$61.51

As of September 30, 2023, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$19.78 - $19.78	27,500	$19.78	4.9	$17	-	$-	-	$-
$21.61 - $28.37	138,255	26.38	6.7	-	-	-	-	-
$30.70 - $30.74	20,000	30.71	6.2	-	-	-	-	-
$40.04 - $48.00	221,435	42.39	5.6	-	78,919	43.18	5.3	-
$51.82 - $59.98	194,258	55.72	1.3	-	226,462	55.70	1.1	-
$60.01 - $68.41	296,860	62.10	2.9	-	293,059	62.39	2.7	-
$70.13 - $79.51	226,587	78.51	4.3	-	126,035	78.29	4.3	-
$80.61 - $82.07	16,500	81.27	5.0	-	9,187	81.35	5.0	-
	1,141,395	$54.83	4.0	$17	733,662	$61.23	2.8	$-

Total unrecognized compensation cost relating to unvested stock options at September 30, 2023, prior to the consideration of expected forfeitures, is approximately $6.5 million and is expected to be recognized over a weighted average periodof 3.1 years.

2022 Wavelo Equity Compensation Plan

On November 9, 2022 the Board of Wavelo approved Wavelo's Equity Compensation Plan (Wavelo ECP), which has been established for the benefit of the employees, officers, directors and certain consultants of Wavelo or Tucows. The Wavelo stock options were introduced in order to provide variable compensation that helps retain executives and ensures that our executives' interests are aligned with those stakeholders of the business to grow long-term value. Wavelo is a wholly owned subsidiary of Tucows. The maximum number of Wavelo common shares which have been set aside for issuance under the 2022 Plan is 20 million shares, currently there are 100 million shares outstanding. The options issued under the ECP primarily vest over a period of three years and have a 7-year term. For the initial grants under the plan, the first 25% became exercisable within three months and vesting ratably monthly thereafter, subsequently for three years. Compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of the share-based instrument at the time of the grant and are recognized as expense over the vesting period of the share-based instrument. The Company recognizes forfeitures as they occur.

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

Details of Wavelo's stock option transactions for the three and nine months ended  September 30, 2023 and  September 30, 2022 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	16,463,965	$1.27	-	$-
Granted	92,000	1.74	-	-
Exercised	-	-	-	-
Forfeited	(36,667)	1.27	-	-
Expired	(15,937)	1.27	-	-
Outstanding, end of period	16,503,361	1.27	-	-
Options exercisable, end of period	6,748,600	$1.27	-	$-

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	15,975,528	$1.27	-	$-
Granted	767,500	1.33	-	-
Exercised	-	-	-	-
Forfeited	(207,413)	1.27	-	-
Expired	(32,254)	1.27	-	-
Outstanding, end of period	16,503,361	1.27	-	-
Options exercisable, end of period	6,748,600	$1.27	-	$-

As of September 30, 2023, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$1.27-$1.27	16,411,361	$1.27	6.1	$7,713	6,748,600	$1.27	6.1	$3,172
$1.74-$1.74	92,000	1.74	6.8	-	-	-	-	-
	16,503,361	$1.27	6.1	$7,713	6,748,600	$1.27	6.1	$3,172

Total unrecognized compensation cost relating to unvested stock options at September 30, 2023, prior to the consideration of expected forfeitures, is approximately $4.7 million and is expected to be recognized over a weighted average period of 2.4 years.

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

Details of Ting's stock option transactions for the three and nine months ended  September 30, 2023 and  September 30, 2022 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	7,428,662	$6.00	-	$-
Granted	-	6.00	-	-
Exercised	-	-	-	-
Forfeited	(62,839)	6.00	-	-
Expired	(49,662)	6.00	-	-
Outstanding, end of period	7,316,161	6.00	-	-
Options exercisable, end of period	2,656,504	$6.00	-	$-

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	-	$-	-	$-
Granted	7,594,000	6.00	-	-
Exercised	-	-	-	-
Forfeited	(213,650)	6.00	-	-
Expired	(64,189)	6.00	-	-
Outstanding, end of period	7,316,161	6.00	-	-
Options exercisable, end of period	2,656,504	$6.00	-	$-

As of September 30, 2023, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$6.00 - $6.00	7,316,161	$6.00	6.3	$-	2,656,504	$6.00	6.3	$-
	7,316,161	$6.00	6.3	$-	2,656,504	$6.00	6.3	$-

Total unrecognized compensation cost relating to unvested stock options at September 30, 2023, prior to the consideration of expected forfeitures, is approximately $0.5 million and is expected to be recognized over a weighted average period of 2.5 years.

The Company recorded stock-based compensation expense of $2.3 million and $6.6 million for the three and nine months ended September 30, 2023, and $1.6 million and $4.4 million for the three and nine months ended September 30, 2022, respectively. The Company details of the stock-based compensation expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Company options	$1,819	$1,569	$4,999	$4,396
Wavelo options	505	-	1,561	-
Ting options	50	-	296	-
Capitalized stock based compensation	(66)	-	(250)	-
Total Stock Based Compensation expense	$2,308	$1,569	$6,606	$4,396

The Company capitalizes stock-based compensation costs directly attributable to the development of qualifying assets. Qualifying assets include internal use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 718. During the three and nine months ended September 30, 2023 The Company capitalized $0.1 million and $0.3 million of stock based compensation directly attributable to the development of certain IUS assets.

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as of  September 30, 2023 (Dollar amounts in thousands of U.S. dollars):

	September 30, 2023
	Fair Value Measurement Using			Assets
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset, net	$-	$186	$-	$186

Total asset, net	$-	$186	$-	$186

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as of December 31, 2022 (Dollar amounts in thousands of U.S. dollars):

	December 31, 2022
	Fair Value Measurement Using			Assets
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset, net	$-	$1,514	$-	$1,514

Total assets, net	$-	$1,514	$-	$1,514

17. Other income:

On August 1, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and between the Company and DISH Wireless L.L.C.(“DISH”). Under the Purchase Agreement and in accordance with the terms and conditions set forth therein, the Company sold to DISH its mobile customer accounts that are marketed and sold under the Ting brand (other than certain customer accounts associated with one network operator) (“Transferred Assets”). For a period of 10 years following the execution of the Purchase Agreement, DISH will pay a monthly fee to the Company generally equal to an amount of net revenue received by DISH in connection with the transferred customer accounts minus certain fees and expenses, as further set forth in the Purchase Agreement. The Company earned the amounts noted in the table below under the Purchase Agreement during the three and nine months ended September 30, 2023 and September 30, 2022.

(Dollar amounts in thousands of U.S. dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income earned on sale of Transferred Assets	$4,312	$4,737	$12,971	$14,009
Total Other Income	$4,312	$4,737	$12,971	$14,009

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

Under the terms of the LLC Agreement, the Company is mandatorily required to redeem the redeemable preferred shares prior to the earliest of (i) a sale of the Company, (ii) a public offering, (iii) an event of default (or similar term) by Tucows Inc. or any of its affiliates under, (iv) a material breach if not cured or otherwise remedied in accordance with the terms of any credit facility (taking into account any cure periods), by the Company or any of its Subsidiaries under any debt facilities where the Company or any of its Subsidiaries incurs indebtedness for borrowed money, (v) the Company failed to pay the preferred return for two consecutive quarters, and (vi) the six-year anniversary of the Transaction Close. Due to the fact that the redeemable preferred shares are mandatorily redeemable, the redeemable preferred units are classified as a liability in the accompanying consolidated balance sheets. The liability was initially recorded at fair value and subsequently recorded at the present value of the settlement amount, which includes the preferred return payments required until the instrument's expected maturity on the sixth anniversary of the Transaction Close, August 10, 2028 using the implicit rate of return of the instrument, 15%. The Company recorded $4.0 million and $12.4 million of accretion expense on the redeemable preferred shares for the three and nine months ended September 30, 2023, as interest expense, net in the accompanying consolidated statements of operations and comprehensive loss.

The Company incurred $0.9 million of legal fees related to the redeemable preferred share issuance, which have been reflected as a reduction to the carrying amount of the redeemable preferred unit balance and will be amortized to interest expense, net in the accompanying consolidated statements of operations and comprehensive loss over the expected six-year term instrument.

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

On May 4, 2023, Ting Fiber, LLC executed the Ting Class C Notes - Redemption Agreement (the "Redemption Agreement") and the Ting Class C Notes - Side Letter (the "Side Letter Agreement") with Generate. Under the terms of terms of the Redemption Agreement, Ting Fiber, LLC redeemed 5,173,067 Series A Preferred Units held by Generate at $6 per unit, totaling a redemption of $31 million. The terms of the redemption were modified by the Side Letter Agreement, which granted a 30% discount on the make-whole premium which amounted to $14.7 million for a total redemption price of $45.7 million inclusive of the make-whole premium. The Company has accounted for the redemption of the preferred shares as an extinguishment of debt in accordance with ASC 470 - Debt. The resulting loss on debt extinguishment has been recognized as 'Other Income/Expense' in the financial statements. Terms of the Side Letter Agreement also preclude Ting Fiber, LLC from issuing additional Series A Preferred Units for 365 days from the closing of the Redemption Agreement during which time standby fees will be suspended.

As of September 30, 2023, the redeemable preferred units have an aggregate liquidation preference of $103.7 million, plus a Make-Whole Premium should redemption occur before the fourth anniversary of the Transaction Date and are senior to the Ting Fiber, LLC common shares with respect to sale, dissolution, liquidation or winding up of the Company.

The following table summarizes the Company’s borrowings under the preferred share agreement (Dollar amounts in thousands of U.S. dollars):

	September 30, 2023	December 31, 2022

Opening Balance	$91,396	$-
Add: Funding at Transaction Close	-	60,000
Add: Milestone Funding	35,000	27,500
Add: Accretion of redeemable preferred shares(1)	12,246	3,896
Add: Loss on debt extinguishment	14,680	-
Less: Redemption of preferred shares	(45,718)	-
Redeemable preferred shares balance	107,604	91,396
Less: Deferred preferred financing costs	(535)	(962)
Total Redeemable preferred shares	$107,069	$90,434

(1) The Company capitalizes interest expenses directly attributable to the development of qualifying assets. Qualifying assets include internally use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 718. During the three and nine months ended September 30, 2023, the Company capitalized $0.5 million and $3.0 million of interest expenses directly attributable to the development of certain AUC assets, respectively.

The following table summarizes our scheduled repayments as of September 30, 2023 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2023	$-
2024	6,248
2025	15,838
2026	15,751
2027	15,838
Thereafter	129,838
$183,513

19. Contingencies:

From time to time, the Company has legal claims and lawsuits in connection with its ordinary business operations. The Company vigorously defends such claims. While the final outcome with respect to any actions or claims outstanding or pending as of  September 30, 2023 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

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

For the three months ended September 30, 2023 and September 30, 2022, we reported net revenue of $87.0 million and $78.1 million, respectively.

For the nine months ended September 30, 2023 and September 30, 2022, we reported net revenue of $252.4 million and $242.2 million, respectively.

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

Ting Internet	September 30,
	2023	2022
	(in '000's)
Ting Internet accounts under management	41	33
Ting Internet owned infrastructure serviceable addresses	114	90
Ting Internet partner infrastructure serviceable addresses	25	19

Domain Services	For the Three Months Ended September 30,
	2023	2022
	(in 000's)
Total new, renewed and transferred-in domain name transactions [2]	5,391	5,234
Domains under management1	24,543	24,504

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.
(2)	Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

Domain Services	For the Nine Months Ended September 30,
	2023	2022
	(in 000's)
Total new, renewed and transferred-in domain name transactions [2]	16,778	16,617
Domains under management1	24,543	24,504

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.
(2)	Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

Domain Services	September 30,
	2023	2022
	(in 000's)
Registered using Registrar Accreditation belonging to the Tucows Group	17,613	18,066
Registered using Registrar Accreditation belonging to Resellers	6,930	6,438
Total domain names under management	24,543	24,504

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

Ting

As an ISP, we have invested and expect to continue to invest in new fiber to the home (“FTTH”) deployments in select markets in the United States. The investments are a reflection of our ongoing efforts to build FTTH networks via public-private partnerships in communities we identify as having strong, unmet demand for FTTH services. Given the significant upfront build and operational investments for these FTTH deployments, there is risk that future technological and regulatory changes as well as competitive responses from incumbent local providers, may result in us not fully recovering these investments.

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

Substantially all of our Tucows Domains revenue is derived from domain name registrations and related value-added services from wholesale and retail customers using our provisioning and management platforms. The market for wholesale registrar services is both price sensitive and competitive and is evolving with the introduction of new gTLDs, particularly for large volume customers, such as large web hosting companies and owners of large portfolios of domain names. We have a relatively limited ability to increase the pricing of domain name registrations without negatively impacting our ability to maintain or grow our customer base. Growth in Tucows Domains revenue is dependent upon our ability to continue to attract and retain customers by maintaining consistent domain name registration and value-added service renewal rates and to grow our customer relationships through refining, evolving and improving our provisioning platforms and customer service for both resellers and end-users. In addition, we also generate revenue through pay-per-click advertising and through the OpenSRS Domain Expiry Stream. The revenue associated with name sales and advertising has recently experienced flat to declining trends due to the uncertainty around the implementation of ICANN’s New gTLD Program, lower traffic and advertising yields in the marketplace, which we expect to continue.

From time-to-time certain vendors provide us with market development funds to expand or maintain the market position for their services. Any decision by these vendors to cancel or amend these programs for any reason may result in payments in future periods not being commensurate with what we have achieved during past periods.

Other opportunities, challenges and risks

As described above, the Company is entitled to a long-term payment stream that is a function of the margin generated by the transferred subscribers over the 10-year term of the DISH Purchase Agreement executed in Fiscal 2020. This consideration structure may not prove to be successful or profitable in the long-term to us if the existing subscriber base churns at an above average rate. Additionally, given DISH controls the revenues and costs incurred associated with the acquired subscribers, there could arise a situation where profitability for the subscriber base is diminished either by lower price points or cost inflation. Additionally, as part of the DISH Purchase Agreement, the Company retained a small number of customer accounts associated with one MNO agreement that was not reassigned to DISH at time of sale. We continue to be subject to the minimum revenue commitments previously agreed to with this excluded MNO agreement. The Company is able to continue adding customers under the excluded MNO network in order to meet the commitment. However, with no direct ability to change customer pricing and limited ability to renegotiate contract costs or significant terms, the Company may be unable to meet the minimum commitments with this MNO partner and could incur significant and recurring penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO. During the three months and nine months ended September 30, 2023, the Company has accrued $0.1 million and $0.5 million of penalties, respectively associated with the minimum commitment shortfall and expects to continue to incur penalties through the end of Fiscal 2023 and thereafter should limited subscriber growth persist.

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

RESULTS OF OPERATIONS FOR THE three and nine months ended September 30, 2023 AS COMPARED TO THE three and nine months ended September 30, 2022

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

Tucows Corporate - Mobile Services and Eliminations

Although we still provide mobile telephony services to a small subset of customers retained through the Ting Mobile brand as part of the DISH Purchase Agreement executed in Fiscal 2020, this revenue stream no longer represents the Company's strategic focus going forward. Instead, we have transitioned towards being a platform provider for CSPs globally via Wavelo. Retail telephony services and transition services revenues are excluded from segment EBITDA results as they are centrally managed and not monitored by or reported to our CEO by segment.

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

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Ting:
Fiber Internet Services	$12,855	$10,946	$37,116	$30,955

Wavelo:
Platform Services	10,697	4,048	27,537	18,115
Other Professional Services	377	-	1,588	1,750
Total Wavelo	11,074	4,048	29,125	19,865

Tucows Domains:
Wholesale
Domain Services	47,657	46,985	140,734	140,800
Value Added Services	4,252	4,883	13,441	16,129
Total Wholesale	51,909	51,868	154,175	156,929

Retail	9,179	8,413	26,111	25,961
Total Tucows Domains	61,088	60,281	180,286	182,890

Tucows Corporate:
Mobile services and eliminations	1,954	2,775	5,852	8,523

	$86,971	$78,050	$252,379	$242,233
Increase over prior period	$8,921		$10,146
Increase - percentage	11%		4%

The following table presents our net revenues, by revenue source, as a percentage of total net revenues (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Ting:
Fiber Internet Services	15%	14%	15%	13%

Wavelo:
Platform Services	12%	5%	11%	7%
Other Professional Services	0%	0%	1%	1%
Total Wavelo	12%	5%	12%	8%

Tucows Domains:
Wholesale
Domain Services	55%	60%	56%	59%
Value Added Services	5%	6%	5%	7%
Total Wholesale	60%	66%	61%	66%

Retail	11%	11%	10%	11%
Total Tucows Domains	71%	77%	71%	77%

Tucows Corporate:
Mobile services and eliminations	2%	4%	2%	2%

	100%	100%	100%	100%

Total net revenues for the three months ended September 30, 2023 increased by $8.9 million, to $87.0 million from $78.1 million when compared to the three months ended September 30, 2022. The three-month increase in net revenue was driven by our Wavelo, Ting, and Tucows Domains segments. The Wavelo segment increased $7.1 million in the current period primarily from the migration of DISH Boost Mobile subscribers onto our platform. The Ting segment increased $2.0 million in the current period as a result of subscriber growth from the continued buildout of our Fiber network across the United States. The Tucows Domains segment increased $0.9 million primarily driven by outsized portfolio sales in the current period. These increases were partially offset by decreased revenues from Mobile Services and eliminations which decreased $0.8 million attributable to increased intercompany revenues, decreased telephony services, and decreased transitional services revenues.

Total net revenues for the nine months ended September 30, 2023 increased by $10.2 million, to $252.4 million from $242.2 million when compared to the nine months ended September 30, 2022. The nine-month increase in net revenue was driven by our Wavelo and Ting segments. The Wavelo segment increased $9.2 million in the current period primarily from the migration of DISH Boost Mobile subscribers onto our platform. The Ting segment increased $6.1 million in the current period as a result of subscriber growth from the continued buildout of our Fiber network across the United States. These increases were partially offset by decreased revenues from both Mobile Services and eliminations as well as the Tucows Domains segment. Mobile Services and eliminations decreased $2.7 million attributable to increased intercompany revenues, decreased transitional services, and decreased telephony services revenues. Tucows Domains decreased $2.6 million in the current period from the continued normalization of domain name registration growth from those observed as a result of the COVID-19 pandemic in prior years.

Deferred revenue at September 30, 2023 increased by $4.7 million to $149.8 million from $145.1 million at December 31, 2022. This was primarily driven by Tucows Domains, accounting for $4.6 million of the increase which is due to the increase in current period billings for domain name registrations and service renewals, characteristic of the seasonal renewal pattern we see during the beginning of a Fiscal Year. Tucows Domains also increased prices as a result of increased costs from gTLD registries, which is also a factor in increased deferred revenues in the current period. Additionally, Ting saw a small increase of $0.3 million, reflective of the continued growth in customer base and billings of that segment relative to December 31, 2022. These increases were partially offset by a decrease from Wavelo of $1.0 million, specifically related to Other Professional Services revenues for standalone technology services development work with DISH, which we defer until such time as that work is complete and we've satisfied our obligations to provide the professional services. These other professional services were completed in the current period and thus recognized out of previously deferred revenues.

As a result of significant subscriber migration onto our platform in the current period, DISH, a customer within our Wavelo segment now accounts for 12% of total net revenues during the three months ended September 30, 2023 and 11% of total revenues during the nine months ended September 30, 2023. No customer accounted for more than 10% of total net revenue during the three and nine months ended September 30, 2022. DISH accounted for 44% of total accounts receivable at September 30, 2023 and 46% of total accounts receivable at December 31, 2022. Though a significant portion of the Company’s Tucows Domains revenues are prepaid by our customers, where the Company does collect receivables, significant management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Ting

Ting generated $12.9 million in net revenue during the three months ended September 30, 2023, up $2.0 million or 18% compared to the three months ended September 30, 2022. This growth is driven by subscriber growth across our Fiber network relative to the three months ended September 30, 2022, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States.

Ting generated $37.1 million in net revenue during the nine months ended September 30, 2023, up $6.1 million or 20% compared to the nine months ended September 30, 2022. Consistent with the above discussion, this growth is driven by subscriber growth across our Fiber network relative to the nine months ended September 30, 2022, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States.

As of September 30, 2023, Ting Internet had access to 114,000 owned infrastructure serviceable addresses, 25,000 partner infrastructure serviceable addresses and 41,000 active subscribers under its management; compared to having access to 90,000 owned infrastructure serviceable addresses, 19,000 partner infrastructure serviceable addresses and 33,000 active subscribers under its management as of September 30, 2022. These figures exclude any changes in serviceable addresses and accounts attributable to Simply Bits.

Wavelo

Platform Services

Net revenues from Wavelo Platform Services for the three months ended September 30, 2023 increased by $6.7 million or 168% , to $10.7  million as compared to the three months ended September 30, 2022. This is driven from increased MONOS platform revenues earned from the migration of additional DISH subscribers, from their Boost Mobile brand onto our new platform. Migration of the full Boost Mobile subscriber base onto the MONOS platform was complete by the end of June 30, 2023. The increased platform fees in the current period are partially offset by a reduction of revenues related to the amortization of the related contract asset with DISH. The Company expects the contract asset to continue to amortize against revenue through the remainder of Fiscal 2023 and thereafter as we continue to fulfill the performance obligations of the contract. Our full-service platforms support CSPs with subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo launched as a proven asset for CSPs, with DISH using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform since 2021. More recently, Ting Internet has also integrated Wavelo’s ISOS and SM software to enable faster subscriber growth and footprint expansion. Any intercompany ISOS or SM revenues earned from Ting Internet are eliminated upon consolidation.

Net revenues from Wavelo Platform Services for the nine months ended September 30, 2023 increased by $9.4 million or 52%, to $27.5 million as compared to the nine months ended September 30, 2022. Consistent with the above discussion, this is driven from increased MONOS platform revenues earned from the migration of additional DISH subscribers, from their Boost Mobile brand onto our new platform. The increased platform fees in the current period are partially offset by a reduction of revenues related to the amortization of the related contract asset with DISH. The Company expects the contract asset to continue to amortize against revenue through the remainder of Fiscal 2023 and thereafter as we continue to fulfill the performance obligations of the contract. Any intercompany ISOS or SM revenues earned from Ting Internet are eliminated upon consolidation.

Other Professional Services

Net revenues from Other Professional Services for the three months ended September 30, 2023 increased by $0.4 million or 100%, to $0.4 million as compared to the three months ended September 30, 2022. These revenues related to the provision of standalone technology services development work for our CSP customers and are non-recurring and often one-time in nature, and expectantly can fluctuate period over period. These revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed more standalone professional services for our customers.

Net revenues from Other Professional Services for the nine months ended September 30, 2023 decreased by $0.2 million or 11%, to $1.6 million as compared to the nine months ended September 30, 2022. Consistent with the above discussion, this is driven by less standalone professional services performed in the current period for our customers as their focus turned to completing subscriber migrations to our platform.

Tucows Domains

Wholesale - Domain Services

During the three months ended September 30, 2023, Wholesale domain services net revenue increased by $0.7 million to $47.7 million, when compared to the three months ended September 30, 2022. Increases from Wholesale domain registrations were driven from domain name registration growth and price increases through the current period.

During the nine months ended September 30, 2023, Wholesale domain services net revenue decreased by $0.1 million to $140.7 million, when compared to the nine months ended September 30, 2022. Consistent with the above discussions, the flat revenue impact from Wholesale domain registrations was driven from the continued normalization of domain name registration growth and slowed renewal rates from those observed as a result of the COVID-19 pandemic in prior years.

As of September 30, 2023 together, the OpenSRS, eNom, EPAG, and Ascio Domain Services manage 24.5 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management has increased minimally when compared to September 30, 2022. The change in domains under management came largely from an increase in OpenSRS, offset by decreases across our other brands including eNom, Ascio and EPAG.

Wholesale - Value Added Services

During the three months ended September 30, 2023, value-added services net revenue decreased by $0.6 million to $4.3 million, when compared to the three months ended September 30, 2022. The decrease in value-added service revenue was driven in part by lower digital certifications and expiry revenues. Expiry revenue decreases across our Domain Services brands as a result of the normalization of renewal rates and domains under management discussed above in connection to COVID-19. The prior period continued to benefit from a significant volume of expired domain names being available for our expiry streams, which returned favorable proceeds at auction and drove revenue generation for value added services. That continues to hold true, albeit at a slower rate as the value of domain names sold at auction has declined relative to the prior period.

During the nine months ended September 30, 2023, value-added services net revenue decreased by $2.7 million to $13.4 million, when compared to the nine months ended September 30, 2022. Consistent with the discussion above, the decrease in value-added service revenue was primarily driven by lower expiry revenues across our Domain Services brands as a result of the normalization of renewal rates and domains under management discussed above in connection to COVID-19; and a smaller decrease in revenues from digital certificates.

Retail

During the three months ended September 30, 2023, retail domain services net revenue increased by $0.8 million to $9.2 million compared to the three months ended September 30, 2022. This was driven by increased revenues related to numerous outsized domain name portfolio sales in the current period as well as small increases across domain name registrations and Exact Hosting.

During the nine months ended September 30, 2023, retail domain services net revenue increased by $0.1 million to $26.1 million compared to the nine months ended September 30, 2022. This was driven by increased revenues related to outsized domain name portfolio sales in the current period as well as Exact Hosting revenues. These increasing impacts are partially offset by a decrease in domain name registration.

Tucows Corporate - Mobile Services and Eliminations

Net revenues from Mobile Services and eliminations for the three months ended September 30, 2023 decreased by $0.8 million to $2.0 million as compared to the three months ended September 30, 2022. This was driven by incremental intercompany corporate eliminations of $0.5 million, primarily a result of increased revenues associated with ISOS and SM platforms billing between Wavelo and Ting, which increased in the current period consistent with the subscriber growth experienced by the Ting segment as discussed above. The decrease was furthered by decreased revenues of $0.2 million associated with the mobile telephony services and device revenues from the small group of customers retained by the Company as part of the DISH Purchase Agreement as a result of organic subscriber churn we experienced relative to the three months ended September 30, 2022. This was also furthered by decreased transitional services of $0.1 million, notably from a decreased level of customer support and marketing services provided to DISH in connection with the legacy Ting Mobile customer base.

Net revenues from Mobile Services and eliminations for the nine months ended September 30, 2023 decreased by $2.6 million to $5.9 million as compared to the nine months ended September 30, 2022. This was driven by incremental intercompany corporate eliminations of $1.7 million, a result of increased revenues associated with ISOS and SM platforms billing between Wavelo and Ting, which increased in the current period consistent with the subscriber growth experienced by the Ting segment as discussed above. This was furthered by decreased transitional services of $0.6 million, notably from a decreased level of customer support and marketing services provided to DISH in connection with the legacy Ting Mobile customer base. This decrease was also furthered by decreased revenues of $0.4 million associated with the mobile telephony services and device revenues from the small group of customers retained by the Company as part of the DISH Purchase Agreement as a result of organic subscriber churn we experienced relative to the nine months ended September 30, 2022.

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

Tucows Corporate - Mobile Services and Eliminations

Cost of revenues for Retail Mobile Services includes the costs of provisioning mobile services, which is primarily our customers' voice, messaging, data usage provided by our MNO partner, and the costs of providing mobile phone hardware, which is the cost of mobile phone devices and SIM cards sold to our customers, order fulfillment related expenses, and inventory write-downs. Included in the costs of provisioning mobile services are any penalties associated with the minimum commitments with our MNO partner.

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

Network expenses

Network expenses include personnel and related expenses related to platform and network site reliability engineering, network operations centers, IT infrastructure and supply chain teams that support our various business segments. It also includes the depreciation and any impairment charges of property and equipment related to our networks and platforms, amortization of any intangible assets related to our networks and platforms, communication and productivity tool costs, and equipment maintenance costs. Communication and productivity tool costs include collaboration, customer support, bandwidth, co-location and provisioning costs we incur to support the supply of all our services.

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Ting:
Fiber Internet Services	$4,869	$4,290	$14,211	$12,746

Wavelo:
Platform Services	342	235	1,006	622
Other Professional Services	228	-	1,289	1,632
Total Wavelo	570	235	2,295	2,254

Tucows Domains:
Wholesale
Domain Services	38,060	37,393	112,352	110,728
Value Added Services	537	613	1,726	1,912
Total Wholesale	38,597	38,006	114,078	112,640

Retail	4,116	4,105	12,383	12,383
Total Tucows Domains	42,713	42,111	126,461	125,023

Tucows Corporate:
Mobile services and eliminations	2,565	1,666	7,783	7,000

Network Expenses:
Network, other costs	7,322	4,244	20,638	13,188
Network, depreciation of property and equipment	9,138	7,136	26,331	19,620
Network, amortization of intangible assets	378	378	1,135	1,134
Network, impairment of property and equipment	2,663	3	4,679	30
	19,501	11,761	52,783	33,972

	$70,218	$60,063	$203,533	$180,995
Increase over prior period	$10,155		$22,538
Increase - percentage	17%		12%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Ting:
Fiber Internet Services	7%	7%	7%	7%

Wavelo:
Platform Services	0%	0%	0%	0%
Other Professional Services	0%	0%	1%	1%
Total Wavelo	0%	0%	1%	1%

Tucows Domains:
Wholesale
Domain Services	54%	62%	55%	61%
Value Added Services	1%	1%	1%	1%
Total Wholesale	55%	63%	56%	62%

Retail	6%	7%	6%	7%
Total Tucows Domains	61%	70%	62%	69%

Tucows Corporate:
Mobile services and eliminations	4%	3%	4%	4%

Network Expenses:
Network, other costs	10%	7%	10%	7%
Network, depreciation of property and equipment	13%	12%	13%	11%
Network, amortization of intangible assets	1%	1%	1%	1%
Network, impairment of property and equipment	4%	0%	2%	0%
	28%	20%	26%	19%

	100%	100%	100%	100%

Total cost of revenues for the three months ended September 30, 2023, increased by $10.1 million, or 17%, to $70.2 million from $60.1 million in the three months ended September 30, 2022. The three-month increase in cost of revenues was driven by increases across Network Expenses, Mobile Service and eliminations, Tucows Domains, Ting, and Wavelo by $7.7 million, $0.9 million, $0.6 million, $0.6 million, and $0.3 million respectively. Network Expenses increase of $7.7 million is primarily a result of the expansion of the Company’s increased network infrastructure associated with the continuing expansion of the Ting Internet network footprint, the ramp up of Wavelo's platforms, increased communication and productivity tool costs across our operating segments, and impairment of assets within the Ting segment. The increase in Mobile Services and eliminations of $0.9 million was a primarily a result of penalties associated with the MNO minimum commitment shortfall in comparison to the three months ended September 30, 2022 The increase in Tucows Domains of $0.6 million was a result of increased registry related costs from the registration of domain names. The increase in Ting of $0.6 million was primarily driven by the costs of revenues associated with growth in active subscribers. Lastly, the increase in Wavelo of $0.3 million was primarily driven by Other Professional Services as consistent with the standalone technology development work in the current period.

Total cost of revenues for the nine months ended September 30, 2023, increased by $22.5 million, or 12%, to $203.5 million from $181.0 million in the nine months ended September 30, 2022. The nine-month increase in cost of revenues was driven by increases across Network Expenses, Ting, Tucows Domains, and Mobile Service and eliminations by $18.8 million, $1.5 million, $1.4 million, and $0.8 million respectively. Network Expenses increase of $18.8 million is primarily a result of the expansion of the Company’s increased network infrastructure associated with the continuing expansion of the Ting Internet network footprint, the ramp up of Wavelo's platforms, increased communication and productivity tool costs across our operating segments, and impairment of assets within the Ting segment. The increase in Ting of $1.4 million was primarily driven the costs of revenues associated with growth in active subscribers. The increase in Tucows Domains of $0.6 million was a result of increased registry related costs from the registration of domain names. Lastly, increase in Mobile Services and eliminations of $0.8 million as a primarily a result of penalties associated with the MNO minimum commitment shortfall in comparison to the nine months ended September 30, 2022

Deferred costs of fulfillment as of September 30, 2023increased by $1.9 million, or 2%, to $112.6 million from $110.7 million at December 31, 2022. This was primarily driven by Tucows Domains with an increase of $3.1 million, consistent with the increase in deferred revenues discussed above from the increase in current period deferred costs for domain name registrations and service renewals that typically occur at the beginning of each Fiscal Year. This increase was partially offset by Wavelo, with a decrease of $1.5 million related to the completion of Other Professional Services discussed above for standalone technology services development work with DISH. As these professional services were completed in the current period, the deferred costs to fulfill those services were amortized into costs of revenues.

Ting

During the three months ended September 30, 2023, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar, and Simply Bits increased by $0.6 million, to $4.9 million as compared to three months ended September 30, 2022. Consistent with the discussion above in the Net Revenue section, the subscriber growth across our Fiber network drove an increase in costs of revenues which includes network connectivity, dark fiber, bandwidth and colocation costs.

During the nine months ended September 30, 2023, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar, and Simply Bits increased by $1.4 million, to $14.2 million as compared to nine months ended September 30, 2022. Consistent with the discussion above, the subscriber growth across our Fiber network drove an increase in costs of revenues which includes network connectivity, dark fiber, bandwidth and colocation costs. The increase was furthered by higher construction and customer operations teams costs in support of the continued expansion of the Ting Internet network footprint.

Wavelo

Platform Services

Cost of revenues from Wavelo Platform Services for the three months ended September 30, 2023 increased by $0.1 million or 46%, to $0.3 million as compared to $0.2 million for the three months ended September 30, 2022. Costs incurred are driven by the amortization of previously capitalized costs incurred to fulfill the DISH Master Services Agreement ("MSA") over the term of the agreement. The continued incurrence of additional costs to fulfill the contract have resulted in increased amortization in the current period relative to the fixed term of the agreement.

Cost of revenues from Wavelo Platform Services for the nine months ended September 30, 2023 increased by $0.4  million or 100%, to $1.0 million as compared to $0.6 million for the nine months ended September 30, 2022. Consistent with the above discussion, this is driven by the continued incurrence of additional costs to fulfill the contract and increased amortization in the current period relative to the fixed term of the agreement.

Other Professional Services

Cost of revenues from Other Professional Services for the three months ended September 30, 2023 increased by $0.2 million or 100% to $0.2 million as compared to nil for the three months ended September 30, 2022. Costs of revenues to provide other professional services change depending on the nature and scope of work we are engaged to perform for our customers for select statements of work. The increase in cost of revenues is aligned to the increase in Net Revenues discussed above; a result of more standalone technology development work with our CSP customers in the current period.

Cost of revenues from Other Professional Services for the nine months ended September 30, 2023 decreased by $0.3 million or 21% to $1.3 million as compared $1.6 million for the nine months ended September 30, 2022. Costs of revenues to provide other professional services change depending on the nature and scope of work we are engaged to perform for our customers for select statements of work. The decrease in cost of revenues is aligned to the decrease in Net Revenues discussed above; a result of less standalone technology development work with our CSP customers in the current period.

Tucows Domain

Wholesale - Domain Services

Costs for Wholesale domain services for the three months ended September 30, 2023 increased by $0.7 million or 2%, to $38.1 million, as compared to $37.4 million to the three months ended September 30, 2022. The increase is driven by escalating registry costs for gTLDs, and partially offset by savings from increased rebates earned from registries.

Costs for Wholesale domain services for the nine months ended September 30, 2023 increased by $1.7 million or 2%, to $112.4 million, as compared to $110.7 million to the nine months ended September 30, 2022. Consistent with the discussion above, the increase is driven by escalating registry costs for gTLDs, and partially offset by savings from increased rebates earned from registries.

Wholesale - Value-Added Services

Costs for wholesale value-added services for the three months ended September 30, 2023 decreased by $0.1 million or 17%, to $0.5 million, as compared to $0.6 million for the three months ended September 30, 2022. This decrease was driven by decreased costs related to the Digital Certificate stream of revenue, consistent with the decline in Net Revenue discussed above.

Costs for wholesale value-added services for the nine months ended September 30, 2023 decreased by $0.2 million or 11%, to $1.7 million, as compared to $1.9 million for the nine months ended September 30, 2022. This decrease was driven by decreased costs related to Digital Certificates and Expiry stream revenues, consistent with the decline in Net Revenues discussed above.

Retail

Costs for retail domain services for the three months ended September 30, 2023 remained flat at $4.1 million, as compared to the three months ended September 30, 2022.

Costs for retail domain services for the nine months ended September 30, 2023 remained flat at $12.4 million, as compared to the nine months ended September 30, 2022.

Tucows Corporate - Mobile Services and Eliminations

Cost of revenues from Mobile Services and Eliminations for the three months ended September 30, 2023 increased by $0.9 or 53%, to $2.6 million, as compared to $1.7 million for the three months ended September 30, 2022. The Company accrued $0.1 million in penalties associated with the MNO minimum commitment shortfall in the current period, whereas in the three months ended September 30, 2022  included a reversal of $0.8 million in penalties following a successful amendment to the agreement with the MNO partner. The company expects to continue to incur penalties through the end of Fiscal 2023 and thereafter should limited subscriber growth persist.

Cost of revenues from Mobile Services and Eliminations for the nine months ended September 30, 2023 increased by $0.8 million or 11% to $7.8 million, as compared to the nine months ended September 30, 2022. Consistent with the above discussion around net revenues, cost of revenues were impacted by decreased transitional services costs provided to DISH in connection with the legacy Ting Mobile customer base, offset by increased costs of revenues associated with mobile telephony services and device cost of revenues from the small group of customers retained by the Company as part of the DISH Purchase Agreement. During the nine months ended September 30, 2023, the Company has accrued $0.5 million in penalties associated with the MNO minimum commitment shortfall and expects to continue to incur penalties through the end of Fiscal 2023 and thereafter should limited subscriber growth persist.

Network Expenses

Network expenses for the three months ended September 30, 2023 increased by $7.7 million or 65%, to $19.5 million, as compared to $11.8 million for the three months ended September 30, 2022. The current period increase was driven by increased network costs, network impairment, and network depreciation by $3.0 million, $2.7 million, and $2.0 million respectively. The current period increase in network costs relates to the investment in hiring additional personnel for both Ting Internet and Wavelo network operations focused teams as well as increased spending on colocation costs and contracted services including tools and systems to better monitor and manage our network infrastructure and platforms. The current period increase in network impairment of $2.7 million was driven by an impairment charge for Ting cable plant and assets under construction in the current period. The current period increase in network depreciation relates to $1.6 million in incremental depreciation from Ting's continued capital expansion of the Fiber network with increased footprint across the United States, incremental depreciation of Wavelo's newly developed platform assets of $0.5 million, partially offset by decreased amortization related to Tucows Domains of $0.1 million.

Network expenses for the nine months ended September 30, 2023 increased by $18.8 million or 55%, to $52.8 million, as compared to $34.0 million for the nine months ended September 30, 2022. The current period increase was driven by increased network costs, network depreciation, and network impairment by $7.5 million, $6.7 million, and $4.6 million respectively. Consistent with the discussion above, the current period increase in network costs relates to the investment in hiring additional personnel for both Ting Internet and Wavelo network operations focused teams as well as increased spending on colocation costs and contracted services including tools and systems to better monitor and manage our network infrastructure and platforms. The current period increase in network depreciation relates to $5.5 million in incremental depreciation from Ting's continued capital expansion of the Fiber network with increased footprint across the United States, incremental depreciation of Wavelo's newly developed platform assets of $1.5 million, partially offset by decreased amortization of $0.3 million related to Tucows Domains. In addition to network costs and network depreciation, the current period increase in network impairment of $4.6 million was primarily driven by an impairment charge for Ting for cable plant, asset under construction, and capital inventory that occurred in the current period.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Sales and marketing	$17,295	$13,894	$49,052	$39,384
Increase over prior period	$3,401		$9,668
Increase - percentage	24%		25%
Percentage of net revenues	20%	18%	19%	16%

Sales and marketing expenses for the three months ended September 30, 2023 increased by $3.4 million, or 24%, to $17.3 million as compared to the three months ended September 30, 2022. This current period increase was primarily related to the investment in hiring additional personnel for Ting's sales, product, marketing, customer support and success teams to drive growth in Ting markets. Outside of additional hiring, personnel costs were further impacted by wage inflation sustained from prior years and increased stock-based compensation expenses in order to attract, retain sales and marketing personnel, primarily for Wavelo. These increases were furthered by increases in marketing, facility, and travel related costs increased to drive active subscription growth in Ting markets given the increase in serviceable addresses available to Ting and to support our growing workforce in select Ting towns across the United States.

Sales and marketing expenses for the nine months ended September 30, 2023 increased by $9.7 million, or 25%, to $49.1 million as compared to the nine months ended September 30, 2022. Consistent with the discussion above, this current period increase was primarily related to the investment in hiring additional personnel for Ting's sales, product, marketing, customer support and success teams to drive growth in Ting markets. Outside of additional hiring, personnel costs were further impacted by wage inflation sustained from prior years and increased stock-based compensation expenses in order to attract, retain sales and marketing personnel, primarily for Wavelo. These increases were furthered by increases in marketing, facility, and travel related costs to drive active subscription growth in Ting markets given the increase in serviceable addresses available to Ting and to support our growing workforce in select Ting towns across the United States.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Technical operations and development	$4,818	$2,983	$14,214	$10,212
Increase (decrease) over prior period	$1,835		$4,002
Increase (decrease) - percentage	62%		39%
Percentage of net revenues	6%	4%	6%	4%

Technical operations and development expenses for the three months ended September 30, 2023 increased by $1.8 million, or 62%, to $4.8 million when compared to the three months ended September 30, 2022. The current period increase was primarily related to the investment in hiring additional personnel for Wavelo as well as Ting. Outside of additional hiring, personnel costs were further impacted by wage inflation sustained from prior years due to broader economic conditions. In addition to these personnel and related costs, both contracted services for tools, systems and labor to support the technical operations and development of our systems and platforms increased compared to the three months ended September 30, 2022.

Technical operations and development expenses for the nine months ended September 30, 2023 increased by $4.0 million, or 39% to $14.2 million when compared to the nine months ended September 30, 2022. Consistent with the discussion above, the current period increase was primarily related to the investment in hiring additional personnel for Wavelo as well as Ting. Outside of additional hiring, personnel costs were further impacted by wage inflation sustained from prior years due to broader economic conditions as well as increased stock-based compensation expenses in order to attract, retain technical operations and development personnel, primarily for Wavelo. In addition to these personnel and related costs, both contracted services for tools, systems and labor to support the technical operations and development of our systems and platforms increased compared to the nine months ended September 30, 2022.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$9,399	$7,897	$25,674	$22,006
Increase over prior period	$1,502		$3,668
Increase - percentage	19%		17%
Percentage of net revenues	11%	10%	10%	9%

General and administrative expenses for the three months ended September 30, 2023 increased by $1.5 million, or 19% to $9.4 million as compared to the three months ended September 30, 2022.  The increase was driven in part by increases in professional fees incurred in the current period, higher property tax and other expenses within the Ting segment consistent with the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States, and higher stock-based compensation expenses in order to attract, retain and scale core administrative teams to meet projected Company growth.

General and administrative expenses for the nine months ended September 30, 2023 increased by $3.7 million, or 17% to $25.7 million as compared to the nine months ended September 30, 2022.  The increase was primarily driven by an increase in personnel costs driven by continued investment in administrative teams to better support our segments as part of our new corporate reorganization, wage inflation sustained from prior years due to broader economic conditions across our three segments, and higher stock-based compensation expenses in order to attract, retain and scale core administrative teams to meet projected Company growth.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation of property and equipment	$137	$149	$439	$443
Decrease over prior period	$(12)		$(4)
Decrease - percentage	(8)%		(1)%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs remained flat at $0.1 million for the three months ended September 30, 2023 and the three months ended September 30, 2022.

Depreciation costs remained flat at $0.4 million for the nine months ended September 30, 2023 and the nine months ended September 30, 2022.

LOSS ON DISPOSITION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Loss on disposition of property and equipment	$-	$(19)	$-	$461
Increase over prior period	$19		$(461)
Increase - percentage	(100)%		(100)%
Percentage of net revenues	-%	(0)%	-%	0%

Loss on disposition of property and equipment remained flat at nil for the three months ended September 30, 2023 and the three months ended September 30, 2022.

Loss on disposition of property and equipment for the nine months ended September 30, 2023 decreased by $0.5 million as compared to the nine months ended September 30, 2022. Consistent with the discussion above, the nine months ended September 30, 2022 included a disposal of minor internal use software related to Tucows Domains for which the Company no longer expects to realize the intended benefits that it initially did when those development costs were initially capitalized. No such disposal exists during the current period.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of intangible assets	$2,242	$2,464	$6,966	$7,394
Decrease over prior period	$(222)		$(428)
Decrease - percentage	(9)%		(6)%
Percentage of net revenues	3%	3%	3%	3%

Amortization of intangible assets for the three months ended September 30, 2023 decreased by $0.2 million, or 9% to $2.2 million as compared to the three months ended September 30, 2022. The decrease was driven in part by the completed amortization of customer relationships associated with the Company's Fiscal 2016 acquisition of Melbourne IT assets. The amortization of the customer relationships was completed during the three months ended March 31, 2023.

Amortization of intangible assets for the nine months ended September 30, 2023 decreased by $0.4 million, or 6% to $7.0 million as compared to the nine months ended September 30, 2022. Consistent with the discussion above, the decrease was driven in part by the completed amortization of customer relationships associated with the Company's Fiscal 2016 acquisition of Melbourne IT assets. The amortization of the customer relationships was completed during the three months ended March 31, 2023.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2023		2022	2023		2022
Loss (gain) on currency forward contracts	$29		$-	$52		$-
Increase over prior period	$29			$52
Increase - percentage	N/A	%		N/A	%
Percentage of net revenues	0%		-%	0%		-%

The Company recorded a net loss of less than $0.1 million in the change in fair value of outstanding contracts as well as realized on matured contracts during the three months ended September 30, 2023, compared to a net gain of nil during the three months ended September 30, 2022.

The Company recorded a net loss of less than $0.1 million in the change in fair value of outstanding contracts as well as realized on matured contracts during the nine months ended September 30, 2023, compared to a net gain of nil during the nine months ended September 30, 2022.

At September 30, 2023, our balance sheet reflects a derivative instrument asset of $0.2 million and a liability of nil as a result of our existing foreign exchange contracts. Until their respective maturity dates, these contracts will fluctuate in value in line with movements in the Canadian dollar relative to the U.S. dollar.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Other income (expense), net	$(6,427)	$373	$(30,829)	$5,326
Increase (decrease) over prior period	$(6,800)		$(36,155)
Increase (decrease) - percentage	(1,823)%		(679)%
Percentage of net revenues	(7)%	0%	- 12%	2%

Other Income during the three months ended September 30, 2023 decreased by $6.8 million when compared to the three months ended September 30, 2022. Interest expense increased by $10.4 million to $14.8 million during the three months ended September 30, 2023 driven by a $6.8 increase in connection with Ting's Generate preferred share and asset backed securitization financing facilities and the residual $3.6 million relates primarily to the interest expense on the Credit Agreement Amendment for the non-Ting related businesses. In addition to higher interest expense, the Company experienced a $0.4 million decrease in the gain on sale of Ting Customer Assets to DISH in the current period. As described above, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement, as form of consideration for the sale of the legacy customer relationships. The Company expects the gain on the sale of Ting Customer Assets to continue to decrease over the term of the payout as legacy customers naturally churn away from Ting Mobile. These decreases to Other Income were partially offset by $3.0 million increase primarily from the inclusion of interest income following the execution of Ting's asset backed securitization financing facility as well as a $1.0 million increase from the capitalization for interest expense related to the Fiber network assets under construction as part of our Ting segment.

Other Income during the nine months ended September 30, 2023 decreased by $36.2 million when compared to the nine months ended September 30, 2022. Consistent with the discussion above, this was driven by a $41.4 million increase in expense during the nine months ended September 30, 2023  The increase in interest expense was driven by a $15.5 million increase in connection with Ting's Generate preferred share and asset backed securitization financing facilities, the $14.7 million relating to the make-whole premium payable to Generate, a result of the redemption of Series A Preferred Units held by Generate, and the residual $11.2 million relates primarily to the interest expense on the Credit Facility for the non-Ting related businesses. In addition to higher interest expense, the Company experienced a $1.0 million decrease in the gain on sale of Ting Customer Assets to DISH in the current period. As described above, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement, as form of consideration for the sale of the legacy customer relationships. The Company expects the gain on the sale of Ting Customer Assets to continue to decrease over the term of the payout as legacy customers naturally churn away from Ting Mobile. These decreases to Other Income were partially offset by a $3.1 million increase primarily from the inclusion of interest income following the execution of Ting's asset backed securitization financing facility as well as $3.0 million increase from the capitalization for interest expense related to the Fiber network assets under construction as part of our Ting segment.

INCOME TAXES

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Provision for income taxes	$(822)	$(1,027)	$(5,557)	$790
Increase in provision over prior period	$205		$(6,347)
Increase - percentage	*		*
Effective tax rate	3%	11%	7%	(6)%

* not  meaningful

Income tax expense for the three and nine months ended September 30, 2023 increased by $0.2 million and decreased by $6.3 million respectively when compared to the three and nine months ended September 30, 2022. The change in effective tax rate is primarily due to the net loss before tax for the period, and it is partially offset by an increase in valuation allowance on net operating losses and interest limitation as a result of a change in the geographical mix of income.

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

The following table reconciles adjusted EBITDA to net income:

Reconciliation of Loss before Provision for Income Taxes to Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of US Dollars)	2023	2022	2023	2022
(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Loss for the period	$(22,772)	$(7,981)	$(72,823)	$(14,126)
Less:
Provision (recovery) for income taxes	(822)	(1,027)	(5,557)	790
Depreciation of property and equipment	9,275	7,285	26,770	20,063
Impairment and loss on disposition of property and equipment	2,663	(16)	4,679	491
Amortization of intangible assets	2,620	2,842	8,101	8,528
Interest expense, net	10,739	4,337	29,120	8,555
Loss on debt extinguishment	-	-	14,680	-
Accretion of contingent liability	-	50	-	198
Stock-based compensation	2,308	1,569	6,606	4,396
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	340	348	254	446
Acquisition and other costs[1]	121	472	1,067	1,549

Adjusted EBITDA	$4,472	$7,879	$12,897	$30,890

[1] Acquisition and other costs represent transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses, primarily related to our acquisitions, including Simply Bits in November 2021. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments

Adjusted EBITDA decreased by $3.4 million to $4.5 million for the three months ended September 30, 2023 when compared to the three months ended September 30, 2022. The decrease in adjusted EBITDA from period-to-period was primarily driven by decreased contribution from Ting and Mobile Services and elimination. The Ting contribution decreased $7.1 million, from the increased investment for the ramp of expenditures related to the Fiber Internet network build and expansion plan. Mobile Services and eliminations contribution decreased $1.9 million primarily from the impact of the penalties associated with the MNO minimum commitment. These decreases in Adjustment EBITDA were partially offset by increases in Wavelo and Tucows Domains. The Wavelo contribution increased $5.1 million primarily driven increased MONOS platform revenues earned from the increased subscribers on the platform, offset partially by investment in network and technical operations and development costs in the current period. Tucows Domains contribution increased by $0.5 million from improved pricing as well as lower marketing and other spend when compared to the three months ended September 30, 2022.

Adjusted EBITDA decreased by $18.0 million to $12.9 million for the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022. The decrease in adjusted EBITDA from period-to-period was primarily driven by decreased contribution from Ting, Tucows Domains and Mobile Services and elimination. The Ting contribution decreased $16.2 million, from the increased investment for the ramp of expenditures related to the Fiber Internet network build and expansion plan. Tucows Domains contribution decreased $2.4 million from the continued normalization of domain registrations and slowed renewal rates relative to patterns experienced over the last fiscal years from the COVID-19 pandemic. Mobile Services and eliminations contribution decreased $2.3 million from lower mobile telephony and transitional service revenues as well as increased penalties associated with the MNO minimum commitment. These decreases were partially offset by Wavelo contribution increasing $2.9 million primarily driven increased MONOS platform revenues earned from the increased subscribers on the platform, offset partially by investment in network and technical operations and development costs in the current period.

OTHER COMPREHENSIVE INCOME (LOSS)

To mitigate the impact of the change in fair value of our foreign exchange contracts on our financial results, in October 2012 we begun applying hedge accounting for the majority of the contracts we need to meet our Canadian dollar requirements on a prospective basis.

The following table presents other comprehensive income for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Other comprehensive income (loss)	$(664)	$(1,774)	$(644)	$(619)
Increase over prior period	$1,110		$(25)
Increase - percentage	(63)%		4%
Percentage of net revenues	(1)%	(2)%	(0)%	(0)%

The impact of the fair value adjustments on outstanding hedged contracts for the three months ended September 30, 2023 was a loss in OCI before reclassifications of $0.5 million as compared to a loss in OCI of $1.7 million before reclassifications for the three months ended September 30, 2022.

The impact of the fair value adjustments on outstanding hedged contracts for the nine months ended September 30, 2023 was a gain in OCI before reclassifications of $0.2 million as compared to a loss in OCI of $0.5 million before reclassifications for the nine months ended September 30, 2022.

The net amount reclassified to earnings during the three months ended September 30, 2023 was a loss of $0.2 million compared to a loss of $0.1 million during the three months ended September 30, 2022.

The net amount reclassified to earnings during the nine months ended September 30, 2023 was a loss of $0.8 million compared to a loss of less than $0.1 million during the nine months ended September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, our cash and cash equivalents balance increased by $87.2 million, our secured notes reserve funds balance increased by $8.5 million, and our funds held by trustee balance increased by $3.1 million, respectively when compared to December 31, 2022. The increase in our cash balance was driven primarily by $227.3 million in proceeds from the issuance of notes payable, $52.4 million from the proceeds of the syndicate revolver, and $35.0 million in proceeds from redeemable preferred shares. These increases were partially offset by $77.5 million for the continued investment in property and equipment primarily driven by Ting Internet expansion, $68.7 million related to the repayment of the syndicated revolver, $45.7 million for the cash payment for the redeemable preferred shares redemption, $13.8 million from cash used in operating activities, $6.7 million related to deferred notes payable financing costs, $1.6 million related to the payment of contingent consideration related to the acquisition of Cedar, $1.6 million related to the deferred issuance cost of the syndicate revolver, and $0.4 million related to the acquisition of intangible assets.

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

On August 8, 2022, the Company entered into a Third Amended and Restated Senior Secured Credit Agreement (the “Amended Credit Agreement”) with its existing lenders. The Amended Credit Agreement continued to provide the Company with access to an aggregate of $240 million in committed funds (the Credit Facility). Under the Amended Credit Agreement, and in connection with the Unit Purchase Agreement (as defined in Note 18 - "Redeemable preferred shares" of the Company's Consolidated Financial Statements), the Lenders agreed that Ting Fiber Inc. (converted to Ting LLC) and its wholly owned subsidiaries ceased to be Guarantors under the Credit Facility and were automatically released from the respective guarantee and security documents, including a release of the Lenders' security interests and liens upon the assets of such entities. The terms of the LLC agreement with Generate prohibited Tucows from funding the operations or capital investments in Ting, LLC with funds generated by its subsidiaries outside of Ting LLC or its wholly owned subsidiaries ("Excluding-Ting"). Additionally, the Amended Credit Agreement extended the maturity of the Credit Facility to June 14, 2024.

On March 14, 2023 Excluding-Ting entered into an Amending Agreement No.2 (the "Credit Agreement Amendment") to the Third Amended and Restated Senior Secured Credit Agreement with its existing syndicate of lenders (The "Amended Credit Agreement"). The Amended Credit Agreement continued to provide Excluding-Ting with access to an aggregate of $240 million in committed funds, however there was a suspension to the $60 million accordion during the relief period (the "Leverage Step Up Period"), which was defined as from Closing (March 14, 2023) to the date that Excluding-Ting delivered a compliance certificate for the period ending on December 31, 2023 demonstrating compliance with financial covenants. Additionally, the Credit Agreement Amendment had extended the maturity of the Credit Facility to September 30, 2024.

2023 Credit Facility

On September 22, 2023, the Company and its wholly owned subsidiaries, Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Wavelo, Inc. and Tucows (Emerald), LLC (each, a “Borrower” and together, the “Borrowers,” collectively with the Company) and certain other subsidiaries of the Company, as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with Bank of Montreal, as administrative agent (“BMO” or the “Agent”), and the lenders party thereto, to, among other things, provide the Borrowers with a revolving credit facility in an aggregate amount not to exceed $240 million (the “2023 Credit Facility”). The Borrowers may request an increase to the Credit Facility through new commitments of up to $60M if the Total Funded Debt to Adjusted EBITDA Ratio (as defined in the Credit Agreement) is less than 3.75:1.00.  The Credit Facility expires on September 22, 2026, which is the third anniversary of the effective date of the Credit Agreement.

The 2023 Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Agreement requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio by maintaining at all times a Total Funded Debt to Adjusted EBITDA Ratio of not more than (i) 4.50:1:00 at any time from and after the Closing Date to and including December 30, 2023; (ii) 4.25:1:00 from December 31, 2023 to and including March 30, 2024; (iii) 4.00:1.00 from March 31, 2024 to and including June 29, 2024; and (iv) 3.75:1.00 thereafter; and (2) an interest coverage ratio by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00:1.00. The required principal repayment of $223.4 million is due in 2026.

Prior to entering into the 2023 Credit Agreement, during the nine months ended September 30, 2023 the Company made repayments of $17.8 million on the 2019 Credit Facility.

Cash Flow from Operating Activities

Net cash inflows (outflows) from operating activities during the nine months ended September 30, 2023 totaled ($13.8) million, a decrease of 181% when compared to the nine months ended September 30, 2022.

Net income, after adjusting for items not involving cash, during the nine months ended September 30, 2023 was ($10.0) million, a decrease of 165% when compared to the prior year. Net income included non-cash charges and recoveries of $62.8 million such as depreciation, loss on debt extinguishment, accretion of redeemable preferred shares, amortization of intangible assets, stock-based compensation, impairment of property and equipment, amortization of debt discount and issuance costs, loss (gain) on change in fair value of currency forward contracts, write off of debt discount and issuance cost, loss on disposal of domain names, net right of use operating asset or liability, net amortization of contract costs, amortization of discontinued cash flow hedge, and deferred income taxes (recovery). In addition, changes in our working capital contributed to a net cash outflow of $3.7 million. Utilized cash of $16.4 million from the changes in accounts receivable, accounts payable, prepaid expenses and deposits, deferred costs of fulfillment, inventory, and accreditation fees payable, were offset by positive contributions of $12.6 million from movements in deferred revenue, contract asset, customer deposits, income taxes recoverable, and accrued liabilities.

Cash Flow from Financing Activities

Net cash inflows from financing activities during the nine months ended September 30, 2023 totaled $190.6 million, an increase of 82% when compared to the nine months ended September 30, 2022. Total cash inflows were driven by $227.3 million of proceeds from the issuance of notes payable, $52.4 million of proceeds from the syndicate revolver, and $35.0 million of proceeds from redeemable preferred shares issued to Generate. These cash inflows were partially offset by $68.7 million related to the repayment of the syndicate revolver, $45.7 million related to the redemption of preferred shares held by Generate, $6.7 million from deferred notes payable financing costs, $1.6 million related to the payment of contingent consideration related to the acquisition of Cedar, and $1.6 million related to the syndicate revolver issued.

Cash Flow from Investing Activities

Investing activities during the nine months ended September 30, 2023 used net cash of $77.9 million, an increase of 22% when compared to the nine months ended September 30, 2022. Cash outflows of $77.5 million primarily related to the investment in property and equipment, primarily to support the continued expansion of our Ting Internet Fiber network footprints in California, Colorado, North Carolina and Virginia as we seek to extend both our current network and expand to new markets. We expect our capital expenditures on building and expanding our fiber network to continue to increase during Fiscal 2023. In addition to investment in property and equipment, the current period used $0.4 million for the acquisition of other intangible assets.

Material Cash Requirements

At September 30, 2023, the Company's Cash and cash equivalents, restricted cash and restricted cash equivalents totaled $122.4 million, of which $115.7 million belonged to Ting and $6.7 million belonged to Excluding-Ting.

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

On May 4, 2023, Ting Fiber, LLC executed the Redemption Agreement and the Side Letter Agreement with Generate. Under the terms of terms of the Redemption Agreement, Ting Fiber, LLC redeemed 5,173,067 Series A Preferred Units held by Generate. The terms of the redemption were modified by the Side Letter Agreement, which granted a 30% discount on the make-whole premium for a total redemption price of $45.7 million inclusive of the make-whole premium. Terms of the Side Letter Agreement also preclude Ting Fiber, LLC from issuing additional Series A Preferred Units for 365 days from the closing of the Redemption Agreement during which time standby fees will be suspended.

In our 2022 Annual Report, we disclosed our material cash requirements of both the Ting segment as well as the other segments excluding Ting. As of September 30, 2023, other than the items mentioned above, there have been no other material changes to our material cash requirements outside the ordinary course of business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of September 30, 2023.

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

As of September 30, 2023, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset

October - December 2023	$14,430	1.3721	$186
	$14,430	1.3721	$186

As of September 30, 2023, the Company had $14.4million of outstanding foreign exchange forward contracts which will convert to $19.8 million Canadian dollars. Of these contracts, $14.4 million met the requirements for hedge accounting. As of December 31, 2022, the Company held contracts in the amount of $49.7 million to trade U.S. dollars in exchange for $67.0 million Canadian dollars. Of these contracts, $49.7 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended September 30, 2023. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended September 30, 2023. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended September 30, 2023 of approximately $1.6 million, before the effects of hedging. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of September 30, 2023, we had an outstanding balance of $221.9 million on the Amended Credit Agreement.  The Amended Credit Agreement added SOFR Loans as a form of advance available under the Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum). As of September 30, 2023, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on Amended Credit Agreement by approximately $2.1 million, assuming that the loan balance as of September 30, 2023 is outstanding for the entire period.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on the evaluation as of September 30, 2023 management has concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K/A for the year ended December 31, 2022.

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

(b)    Changes in Internal Control over Financial Reporting

Except set forth below, during the during the nine months ended September 30, 2023 there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Specifically, as discussed in more detail in Item 9A of the Form 10-K/A for the fiscal year ended December 31, 2022, we identified a material weakness relating to the operation of internal controls over the capitalization of certain costs that have been identified and included in our assessment. Notwithstanding that we did not identify any material misstatements to the consolidated financial statements and there were no changes to the previously released results as a result of this material weakness, the control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.  As a result of this material weakness, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023.

In light of the material weakness identified, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with GAAP and accurately reflected our financial position and results of its operations as of and for the year ended December 31, 2022 and for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023. Subsequent to our December 31, 2022 fiscal year end, we began taking a number of actions, including designing and implementing new controls and revising existing controls as well as investment in additional technical accounting support, in order to remediate the material weakness described above. We expect to continue our remediation efforts, including testing of operating effectiveness of new controls, and expect to incur additional costs remediating this material weakness.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On February 9, 2023, the Company announced that its Board approved a stock buyback program (the "2023 Buyback Program") to repurchase up to $40 million of its common stock in the open market. Purchases will be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2023 and will terminate on or before February 9, 2024. For the three and nine months ended September 30, 2023, the Company did not repurchase any shares under the 2023 Buyback Program.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On  September 15, 2023, Elliot Noss, our President and Chief Executive Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”).  Under the 10b5-1 Plan, Mr. Noss may sell an aggregate number of shares having a maximum value of up to $2,295,000.  Following a mandatory cooling-off period, trading under the 10b5-1 Plan is expected to commence on or about December 15, 2023.  The 10b5-1 Plan will terminate the earlier of (i) December 31, 2025 or (ii) the date on which the maximum value of shares has been sold.

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

3.3

Amendment No. 1 to Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by Reference to Exhibit 3.3 filed with Tucows’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. as filed with the SEC on August 14, 2012)

10.1*	Credit Agreement, dated as of September 22, 2023, by and among, Tucows Inc. and its wholly owned subsidiaries, Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Wavelo Inc., and Tucows (Emerald), LLC, Bank of Montreal as Agent and other parties thereto (Incorporated by References to Exhibit 10.1 filed with Tucows' Current Report on Form 8-K, as filed with the SEC on September 25, 2023)
31.1#	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification
31.2#	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification
32.1†	Chief Executive Officer's Section 1350 Certification †
32.2†	Chief Financial Officer's Section 1350 Certification †
101.INS#	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Filed herewith.
†	Furnished herewith.
*	Certain schedules and similar attachments have been omitted in reliance on Item 601 (a)(5) of Regulation S-K. The Company will provide, on supplemental basis, a copy of any omitted schedule or attachment to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2023	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ DAVINDER SINGH
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)