Form 10-K
period 2023-12-31
TUCOWS INC /PA/
filed 2024-04-01
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Securities Exchange Act of 1934.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b), indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐  No ☐

Indicate by check mark whether any of such error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). Yes ☐  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐  No ☒

As of June 30, 2023, (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $161.3 million. Such aggregate market value was computed by reference to the closing sale price per share of $27.74 as reported on the NASDAQ Capital Market on such date. For purposes of making this calculation, the registrant has excluded each executive officer, each director and each beneficial owner of more than ten percent of the outstanding shares of common stock of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of March 27, 2024, was 10,928,623.

TUCOWS INC.

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2023

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

Information Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements by Tucows Inc. (the “Company”, “we”, “us” “Tucows” or “our”) with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the competition we expect to encounter as our business develops and competes in a broader range of Internet services, the Company's foreign currency requirements, specifically for the Canadian dollar and Euro; Wavelo, and Ting subscriber growth and retention rates; the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential generic top level domain (“gTLD”) expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and the impact it may have on related revenues; our belief regarding the underlying platform for our domain services; our expectation regarding the trend of sales of domain names; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations to obtain additional financing to further accelerate the Ting Internet footprint while sustaining liquidity; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds; our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; our partnership with an affiliate of Generate TF Holdings, LLC, a Delaware limited liability company ("Generate"); and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

•	Our ability to continue to generate sufficient working capital to meet our operating requirements;

•	Our ability to service our debt commitments and preferred unit commitments;

•	Our ability to maintain a good working relationship with our vendors and customers;

•	The ability of vendors to continue to supply our needs;

•	Actions by our competitors;

•	Our ability to attract and retain qualified personnel in our business;

•	Our ability to effectively manage our business;

•	The effects of any material impairment of our goodwill or other indefinite-lived intangible assets;

•	Our ability to obtain and maintain approvals from regulatory authorities on regulatory issues;

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

•	Our ability to effectively respond or comply with new data protection regulations and any conflicts that may arise between such regulations and our ICANN contractual requirements;

•

The application of business judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given that the ultimate tax determination is uncertain;

•	Our ability to effectively integrate acquisitions;

•	Our ability to monitor, assess and respond to changing geopolitical and economic environments including rising inflation and interest rates;

•

Our ability to collect anticipated payments from DISH in connection with the 10-year payment stream that is a function of the margin generated by the transferred subscribers over a 10-year period pursuant to the terms of the Asset Purchase Agreement dated August 1, 2020 between the Company and DISH Wireless LLC ("DISH") (the “DISH Purchase Agreement”);

•

Our ability to meet the operational and financial drawdown milestones under the Unit Purchase Agreement with Generate, which provides the Company with the ability to obtain additional financing to invest in the expansion of fiber networks;

•

Our ability to maintain compliance with the operational and financial covenants of the 2023 Notes as defined in "Note 9 - Notes Payable" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, which provides the Company with financing to invest in the expansion of fiber networks;

•	Our ability to maintain the safety and security of our systems and data;

•	Pending or new litigation; and

•	Factors set forth herein under the caption “Item 1A Risk Factors”.

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

We accomplish this by reducing the complexity of our customers’ experience as they access the Internet (at home or on the go) and while using Internet services such as domain name registration, email and other Internet related services. We are organized into three operating and reporting segments - Ting, Wavelo, and Tucows Domains. Each segment is differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate. The Ting segment contains the operating results of our retail high speed Internet access operations, including its wholly owned subsidiaries - Cedar and Simply Bits. The Wavelo segment includes our platform and professional services offerings, as well as the billing solutions to Internet services providers ("ISPs"). Tucows Domains includes wholesale and retail domain name registration services, as well as value added services derived through our OpenSRS, eNom, Ascio, EPAG and Hover brands.

Our Chief Executive Officer (CEO), who is also our chief operating decision maker, reviews the operating results of Ting, Wavelo and Tucows Domains as three distinct segments in order to make key operating decisions as well as evaluate segment performance. Certain revenues and expenses disclosed under the Corporate category are excluded from segment earnings before interest, tax, depreciation and amortization ("EBITDA") results as they are centrally managed and not monitored by or reported to our CEO by segment, including retail mobile services, the 10-year payment stream on transferred legacy Mobile subscribers, eliminations of intercompany transactions, portions of Finance and Human Resources, Legal and Corporate Information Technology ("IT") shared services.

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

As of December 31, 2023, Ting Internet had access to 121,000 owned infrastructure serviceable addresses, 29,000 partner infrastructure serviceable addresses and 43,000 active accounts under its management; compared to having access to 96,000 owned infrastructure serviceable addresses, 19,000 partner infrastructure serviceable addresses and 35,000 active accounts under its management as of December 31, 2022. These figures exclude the increase in serviceable addresses and accounts attributable to the Simply Bits acquisition.

Wavelo

Wavelo includes the provision of full-service platforms and professional services providing a variety of solutions that support Communication Services providers ("CSPs"), including subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo's focus is to provide accessible telecom software to CSPs globally, minimizing network and technical barriers and improving Internet access worldwide. Wavelo's suite of flexible, cloud-based software simplifies the management of mobile and Internet network access, enabling CSPs to better utilize their existing infrastructure, focus on customer experience and scale their businesses faster. Wavelo launched as a proven asset for CSPs, with DISH using Wavelo’s Mobile Network Operating System ("MONOS") software to drive additional value within its Digital Operator Platform, and Ting integrating Wavelo’s Internet Service Operating System ("ISOS") and Subscriber Management ("SM") software to enable faster subscriber growth and footprint expansion. The Wavelo segment also includes the Platypus brand and platform, our legacy billing solution for ISPs. The revenues from Wavelo's MONOS, ISOS, SM and professional services are all generated in the U.S. and our customer agreements have set contract lengths with the underlying CSP. Similarly, Wavelo's revenues from Platypus are largely generated in the U.S., with a small portion earned in Canada and other countries.

Tucows Domains

Tucows Domains includes wholesale and retail domain name registration services, as well as value added services derived through our OpenSRS, eNom, Ascio, EPAG and Hover brands. Tucows Domains revenues primarily from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations. In addition, we earn revenues from the sale of retail domain name registration and email services to individuals and small businesses. Tucows Domains revenues are attributed to the country in which the contract originates, which is primarily in Canada and the U.S for OpenSRS and eNom brands whereas it is primarily in European nations for Ascio and EPAG.

Our primary distribution channel is a global network of more than 35,000 resellers that operate in almost 200 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of gTLD and the country code top-level domain options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface, easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale, primarily branded as OpenSRS, eNom, EPAG and Ascio, derives revenue from its domain name registration service. Together the OpenSRS, eNom, EPAG and Ascio Domain Services manage 24.6 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management has increased by 0.2 million, or less than 1%, since December 31, 2022.

Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, WHOIS privacy, publishing tools and other value-added services. All of these services are made available to end-users through a network of web hosts, ISPs, and other resellers around the world. In addition, we also derive revenue by monetizing domain names which are near the end of their lifecycle through expiry auction sale.

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

Additional information about segments can be found in “Note 21 – Segment Reporting” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

Customers

Within the Ting segment, customers are a very broad mix of consumers, small businesses and corporations seeking high-speed Internet services. Wavelo offers services to a small number of CSPs focused in the U.S. along with DISH, their largest external customer, and Ting, their internal customer, until such time we expand these offerings to other MVNOs or MNOs. The majority of the customers to whom we provide services as Tucows Domains are generally either web hosts or ISPs. A small number of customers are consultants and designers providing our services to their business clients, or retail consumers registering a personal domain name.

During the year ended December 31, 2023 one customer, DISH, accounted for 11% of revenue. For the years ended December 31, 2022 and December 31, 2021 no customer accounted for more than 10% of total revenue.

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

Seasonality

During the summer months and certain other times of the year, such as major holidays, Internet usage often declines. As a result, some of our services (such as OpenSRS, eNom, Ascio, and Hover) may experience reduced demand during these times.  In addition, the first quarter of the fiscal year will often see higher deferred revenues in regard to domain names due to most renewals occurring on January 1. The demand for Ting and Wavelo services is not impacted by seasonality. However, in certain Ting markets we operate in, construction activities associated with adding new serviceable addresses can be impacted by seasonal climate.

Competition

Our competitors may be divided into the following groups:

Ting

•	U.S. Broadband providers such as AT&T, Comcast, Verizon and Lumen Technologies, who primarily compete with Ting Internet services.

Tucows Domains

•	Retail-oriented domain registrars, such as GoDaddy and Web.com, who compete with our Reseller customers in wholesale domain services and with Hover.

•	Wholesale-oriented domain registrars, such as GoDaddy, who market services to resellers such as our customers.

•	Wholesale Email Service providers, such as Google, Microsoft, Bluetie and MailTrust.

Wavelo

•	Traditional BSS/OSS providers such as Amdocs, Netcracker, Ericsson, Optiva and Sonar Software, who primarily compete with Wavelo’s platforms and services.

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

As of December 31, 2023, we had approximately 1,045 full-time employees and 84 contracted employees globally. As a global Internet and technology company, we have a wide range of employees, including management professionals, technicians, engineers, and call center employees. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good. Approximately 53% of our employees are based in Canada, followed by 36% based in the U.S., and the remaining 11% are spread across countries in Europe and other regions. Of our employees, approximately 523 support our Ting segment, 190 support our Wavelo segment, and approximately 244 support our Tucows Domains segment. The remaining 172 employees support corporate functions and shared technology services used across the Tucows group.

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

On February 7, 2024, Ting undertook a restructuring plan to reflect the ongoing operational prioritizations of the Ting business and to lower the Company’s year-over-year operating expenses, which impacted 72 employees, approximately 13% of Ting's workforce or 7% of the Company’s total workforce.

People Philosophy & Inclusion

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

This principle is found throughout the entire company, and is especially apparent in Tucows’ benchmark-free people philosophy and company-wide efforts, such as IDEA (Inclusion, Diversity, Equity and Allyship), which anchors on the belief that diversity without inclusion, equity or allyship is futile.

To support its commitments and ensure real, tangible impact for its teams, the Company has invested in a number of resources, including: Employee Resource Groups ("ERGs") and communities, comprehensive assistance programs for employees and their families, wellness and support tools. The Company also ensures that its practices evolve to mitigate bias and protect its people, regularly updating policies and reviewing processes, such as hiring practices.

Employee Wellness

At Tucows, we're committed to fostering a workplace culture that prioritizes the mental and personal well-being of every team member. Tucows has introduced a series of initiatives that prioritize the mental and personal well-being of our employees and destigmatize mental health conversations at work. These initiatives include daily mindfulness sessions open to all employees, as well as company-wide memberships to mindfulness tools that allow employees to prioritize their well-being whenever they need.

The Company also supports eight ERGs that recognize the shared experiences of our employees. These groups include: 2SLGBTQ+, Black Future, Caregivers, Women’s Leadership, Canadian Newcomers, Neurodiversity, Mental Health, and Equality and Justice. These volunteer groups connect employees with shared characteristics, life experiences and enable them to engage in activities that advance our culture and foster connectivity.

Compliance with Government Regulations

Ting

Our Fiber Internet services are also subject to a number of regulations and commitments. The Federal Communications Commission ("FCC") frequently considers imposing new broadband-related regulations such as those relating to an Open Internet. States and localities also consider new broadband-related regulations, including those regarding government-owned broadband networks, net neutrality and connectivity. Additionally, as an ISP, we must implement certain network capabilities to assist law enforcement in conducting surveillance of persons suspected of criminal activity. From time to time, the FCC considers imposing new regulatory obligations on ISPs. We are committed to an Open Internet and do not block, throttle or engage in paid or affiliated prioritization, and have committed not to block, throttle or discriminate against lawful content.

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

Tucows Domains

Our Tucows Domains segment is subject to regulation by ICANN, federal and state laws in the U.S. and the laws of other jurisdictions in which we do business. These include:

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

Information about our Executive Officers and Key Employees

The following table sets forth the names, ages and titles of persons currently serving as our executive officers and key employees.

Name	Age	Title
Elliot Noss	61	President and Chief Executive Officer, Tucows Inc. and Ting
Davinder Singh	49	Chief Financial Officer
Dave Woroch	61	Chief Executive Officer of Tucows Domains Services
Bret Fausett	60	Chief Legal Officer and Vice-President, Regulatory Affairs
Michael Koenig	39	Chief Operating Officer
Justin Reilly	36	Chief Executive Officer, Wavelo

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

Michael Koenig joined Tucows in April 2022 as the Chief Revenue Officer of Wavelo before moving into Tucows' Chief Operating Officer role in October 2022. Prior to joining Tucows, Mr. Koenig served as the Chief Operating Officer of two organizations, Sweet and Time Doctor, for five and two years, respectively.

Justin Reilly joined Tucows in September 2019 and currently serves as our Chief Executive Officer of Wavelo. Prior to joining Tucows, Justin was Head of Product & Customer Experience Innovation at Verizon, as well as a founder of a number of companies with consumer grade product and machine learning at their core.

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

The industries and markets we serve are characterized by intense competition and consolidation. Be it the U.S. Internet services industry serviced by our Ting segment, the U.S. wireless communications industry serviced by Tucows Corporate - Mobile Services, the BSS/OSS software industry serviced by our Wavelo segment or the Internet services and domain registration market serviced by our Tucows Domains segment; these industries and markets have become extremely competitive and are characterized both by the entrance of new competitors or the expansion of services offered by existing competitors. Our brands compete with incumbent service providers and their affiliate brands. Across all our segments, most of our competitors have greater financial, technical, personnel and marketing resources and a larger market share than we do, and we may not be able to compete successfully against them. Due to our competitors' size and bargaining power, they may obtain discounts for facilities, equipment, devices, content, and services, potentially placing us at a competitive disadvantage. As consolidation in these industries creates even larger competitors, our competitors’ purchasing and cost structure advantages may increase further, hampering our efforts to attract and retain customers. Our competitors may use their market power and resources to introduce additional products and service features (or lower prices) that we are unable to offer at similar cost or price to the customer. This may impact our ability to win over significant market share from these competitors. To remain competitive, we may be compelled to reduce the prices for our services or augment our service offerings. Any subsidies or price reductions that we offer in order to remain competitive may reduce our revenues and margins, and may adversely affect our profitability and cash flows. Any subsidies or price reductions may also make our services more accessible to new, lower-value customers with less disposable income available to spend on our services. In addition, if prices decline, customers without long-term contracts may change their service providers more frequently, thereby increasing our churn and resulting in higher acquisition costs to replace those customers. A shift to lower value or less loyal customers could have an adverse impact on our results of operations and cash flows.

Our service offerings may not be successful if we are unable to maintain existing customer relationships or establish new relationships.

Maintaining our existing customer relationships and being able to establish new relationships is critical to our success across all our segments, regardless if that customer is an end consumer wanting Gigabit Fiber or Fixed Wireless Internet service to their home, a telecommunication provider, or a leading global domain reseller. Long-term success is dependent upon our sustained ability to generate sufficient revenue from our customers based on their use of our services and ability to respond to churn by retaining existing customers and adding new customers. With significant investments across our segments, be it in the continued build out of our Fiber Network across the United States, our development of our Wavelo or Domains Platforms, our performance and financial results could be negatively impacted if we are unable to realize the return on these investments by failing to attract customers or retain customers to the services we offer.

Our retail mobile services has limited influence over the small subset of subscribers on the MNO contract retained by the Company as part of the DISH Purchase Agreement, and we may be unable to effectively respond to churn or attract a sufficient level of new customers to meet the minimum commitments with this MNO partner. Failing to meet the minimum commitments could cause our retail mobile services to incur significant, and recurring, penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO. Based on the size of the small subset of customers retained as part of the DISH Purchase Agreement, their limited network usage and our limited negotiating ability, the Company has accrued $0.3 million of penalties associated with the minimum commitment shortfall during the twelve months ended December 31, 2023. The Company expects to incur penalties throughout the year ending December 31, 2024 ("Fiscal 2024") and thereafter until the contract is complete. Historically, the Company has been unable to renegotiate the penalties down or at all, with the only successful renegotiation related to partial deferral of penalty escalation into later years of the contract term.

Regarding Wavelo, DISH is our main customer and represents the majority of our revenues until such time that we are able to scale our services to other customers. With the majority of our revenues concentrated with one customer, we are exposed to significant risk if we are unable to maintain this customer relationship or establish new relationships with other MNOs or MVNOs in the future. Additionally, our revenues are directly tied to the subscriber volumes of DISH's MVNO or MNO networks, so our profitability is contingent on the ability of DISH to continue to add and retain subscribers onto our platform. If any of these events occur, our operational performance and financial results may be adversely affected.

Our service offerings may be limited in ability to grow their respective businesses and customer base unless we can continue to manage our vendor relationships and supply chain to obtain valuable products and service options to offer to our customers.

In order to remain competitive, we must provide a multitude of valuable products and services to our customers. To enable this, we need to continue to manage our vendor relationships and supply chain to ensure we are able to obtain valuable inventory, services and products across our segments. In particular, we need to obtain MNO network capacity for our mobile services; fiber optic cable, installation equipment, ONT and router inventory, and third party network capacity for our Ting segment; as well as a multitude of domain name registration options in the form of TLDs/ccTLDs for our Tucows Domains segment. Any change in our ability, or the ability of third parties with whom we contract, to provide these products and services could adversely affect our operations and financial performance.

In our retail mobile services, we retain control over such a small subset of our historical subscriber base all of which are fixed to one MNO network which could hinder our ability to negotiate favorable rates and access to the mobile services mentioned above in the future.

In our Tucows Domains segment, each registry typically imposes a fee in association with the registration of each domain name and any increases in fees could adversely impact our business. For example, Verisign, the registry for .com, presently charges a $9.59 fee for each .com registration and ICANN currently charges a $0.18 fee for each .com domain name registered in the gTLDs that fall within its purview. We have no control over these agencies and cannot predict when they may increase their respective fees. An amendment to the registry agreement between ICANN and Verisign was approved by the U.S. Department of Commerce in November 2018. The amendment confirms that Verisign will operate the .com registry until 2024 and permits Verisign to pursue with ICANN an up to 7 percent increase in the prices for .com domain names, in each of the last four years of the six-year term of the .com Registry Agreement.The changes also affirm that Verisign may not vertically integrate or operate as a registrar in the .com top level domain. Verisign acted on this ability to raise pricing during the year ended December 31, 2023 ("Fiscal 2023"), increasing our cost of .com registrations by 6.9 percent, relative to the prior year.

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

In our Ting segment, a number of factors could prevent the continued growth and acceptance of symmetrical gigabit Internet infrastructure and service as a medium for faster Internet communication, including (a) the unwillingness of companies and customers to shift their purchasing from traditional ISP vendors to alternative vendors like Ting Internet; (b) Fiber infrastructure may not be able to support the demands placed on it, and its performance and reliability may decline as usage grows; or (c) where the development of alternative, wireless technologies could provide a similar or reasonably acceptable Internet speed and service without a fixed connection/physical network. Any of these issues could slow the growth of the adoption of Fiber Internet, which could limit our growth and revenues.

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

We have and expect to continue to acquire companies, assets or the rights to technologies in the future in order to develop new services, enhance existing services, enhance our operating infrastructure, to fund expansion, to respond to competitive pressures or to acquire complementary businesses across all of our segments. Entering into these types of arrangements entails many risks, any of which could materially harm our business, including: the diversion of management’s attention from other business concerns; the failure to effectively integrate the acquired technology or company into our business; the incurring of significant acquisition costs; the loss of key employees from either our current business or the acquired business; the assumption of significant liabilities of the acquired company; inability to obtain the appropriate technical and operational resources; and unanticipated local or federal regulatory changes that could cause us to fail to realize the anticipated benefits of such investments. Any of the foregoing or other factors could harm our ability to achieve anticipated levels of profitability from the acquired technology or business or to realize other anticipated benefits of acquisitions or return of capital on our investments.

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

In our Ting segment, currently there is no Internet access technology that comes close to the speed, reliability, scalability and value of fiber-optics. However, it’s possible that another medium, that’s better or more economically/easily deployed, could be developed in the longer term, or wireless could be improved enough to supplant the need for fiber in certain types of installations, like multi-family units, that would impact Ting’s ability to grow. To be successful as we continue to build out the Ting Internet network in communities across the U.S. and bring customers onto the network, we must ensure that our network infrastructure performs well and is reliable. The greater the user traffic and the greater the complexity of our services, the more computing power we will need. We have spent, and expect to continue to spend, substantial amounts on the purchase of equipment to enable our network infrastructure to handle increased traffic. This expansion is expensive and complex and could result in inefficiencies or operational failures. If we do not expand successfully, or if we experience inefficiencies and operational failures, the quality of our services and our customers’ experience could decline. This could damage our reputation and lead us to lose current and potential customers. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

In our Wavelo segment, the U.S. wireless communications industry is experiencing rapid growth of new technologies, products and services, like adoption of artificial intelligence. We cannot predict which of many possible future technologies, products, or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products or services. To the extent we do not keep pace with technological advances or fail to respond timely to changes in the competitive environment affecting our industry, we could lose market share or experience a decline in revenue, net income, and cash flows from our platform and other professional services (both retail and platform related services). As a result of the financial strength and benefits of scale enjoyed by some of our competitors, they may be able to offer their services at lower prices than we can, thereby adversely affecting our revenues, growth and profitability.

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

In our Wavelo segment, the availability of our platform services is reliant on data centers and public cloud providers, to continue to operate. Wavelo also depends on key observability service providers that integrate with our platforms to be operating in order to alert us of an outage or issue with our client's billing or provisioning services.

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

Across all of our business segments, we have entered into agreements with third parties for licensing of certain technologies, the day-to-day execution of certain services, the development and maintenance of certain systems necessary for the operation of our businesses and for network equipment, handsets, devices and other equipment where appropriate. We expect our dependence on key suppliers to continue as more advanced technologies and services are developed. If we experience difficulties with regard to these arrangements or are unable to negotiate on commercially reasonable terms or at all with future vendors, it could result in additional expense, loss of customers and revenue, interruption of our services or a delay in the roll-out of new technology and services for our customers.

Our systems face security risks, and any compromise of the security of these systems could disrupt our business, damage our reputation and result in the disclosure of confidential information, legal liability for damages and loss of customers.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees. Due to the fact that all of our services are Internet based, the amount of data we store for our users on our servers (including personal information) naturally increases. We make extensive use of online services and centralized data processing, including through third-party service providers. The secure maintenance and transmission of customer information is an important element of our operations.

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

We have previously been the target of attacks and must monitor and develop our systems to protect this data from misappropriation. Our information technology and other systems that maintain and transmit customer information, including location or personal information, or those of service providers, may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third-party service provider. Cyber-attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years, including recently as retaliation for geo-political alliances, support and country imposed sanctions. While, to date, we have not been subject to any successful cyber-attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber-attack in the future.

Due to the recent increase in geopolitical instability, and the increase in industry cyber attacks by nation state actors as a proxy to traditional kinetic warfare, we may be targeted by threat actors of the highest sophistication with yet unseen capabilities to which we and others may have no defense or can prepare for. Our position as a provider of technology serving as the backbone of the internet may cause us to be targeted by such nation state actors attacking infrastructure assets.  As a result, our subscribers’ information may be lost, disclosed, accessed, used, corrupted, destroyed or taken without the subscribers’ consent.

In addition, the development and use of generative AI could broaden the cybersecurity threat landscape and increase the impact and severity of existing cybersecurity risks.  Businesses have seen increasingly sophisticated social engineering attacks utilizing the voices, images, and writing style of key individuals and executives to conduct fraud or otherwise breach systems through this category of attacks leveraging the trust amongst persons. Previous effective measures to prevent this category of attacks, such as voice or visual verification, will likely lose their effectiveness or in fact become the method of attack. Technology to combat these risks effectively has not yet been developed.

We make use of open source software in elements of our applications and infrastructure. Supply chain attacks, including those targeting open source software and their dependencies have increased in frequency and complexity in recent years.

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

Across all of our business segments, regardless if those services operate on a postpaid or prepaid basis, we are exposed to the risks associated with credit card and other online payment technologies, chargebacks and fraud associated with these payment types. A substantial majority of our revenue originates from online credit card transactions. Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. Under credit card association rules, penalties may be imposed at the discretion of the association. Any such potential penalties would be imposed on our credit card processor by the association. Under our contract with our processor, we are required to reimburse our processor for such penalties. Our current level of fraud protection, based on our fraudulent and disputed credit card transaction history, is within the guidelines established by the credit card associations. However, we face the risk that one or more credit card associations may, at any time, assess penalties against us or terminate our ability to accept credit card payments from customers, which would have a material adverse effect on our business, financial condition and results of operations.

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

The Company’s wholly owned subsidiary, Ting LLC as well as Ting LLC’s wholly owned subsidiaries are financed by the 2023 Term Notes (as defined in Note 9 – Notes Payable to the Company’s Consolidated Financial Statements) as well as the Unit Purchase Agreement (“UPA”) with Generate (as defined in Note 14 – Redeemable Preferred Units to the Company’s Consolidated Financial Statements).

On May 4, 2023 (the "Closing Date"), Tucows Inc. through its indirect and wholly owned subsidiaries, including Ting Fiber, LLC, entered into a definitive agreement relating to a securitized financing facility related to the 2023 Term Notes. On the Closing Date, Ting Issuer LLC, a Delaware limited liability company (the “Issuer”), a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company issued the 2023 Term Notes. The net proceeds from the issuance of the 2023 Term Notes were $220.5 million, after deducting a debt discount of $11.2 million and issuing costs of $6.7 million. As of April 1, 2024, our outstanding 2023 Term Notes was $238.5 million. The 2023 Term Notes are subject to a series of covenants, restrictions and other investor protections including (i) that the Issuer maintains specified reserve accounts to be used to make required payments in respect of the 2023 Term Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, (iii) certain indemnification payments, (iv) that the guarantors comply with standard bankruptcy-remoteness covenants, including not guaranteeing or being liable for other affiliates debts or liabilities, and (v) covenants relating to recordkeeping, access to information, and similar matters. Our ability to remain in compliance with our operating restrictions, generate cash flow from operations to maintain reserve account, make principal, interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors and changes in government monetary or fiscal policy. Failure to maintain compliance with the operating restrictions of our credit facility could result in a default and could have a material adverse effect on our business.

As of April 1, 2024, Generate purchased preferred units under the UPA for an aggregate amount equal to $91.5 million, with a further capital commitment of $108.5 million available to Ting Fiber, LLC through Milestone Fundings. The terms of Ting Fiber, LLC'S amended and restated limited liability company agreement (the "LLC Agreement") with Generate prohibit Tucows from funding the operations or capital investments in Ting Fiber, LLC with funds generated by its subsidiaries outside of Ting Fiber, LLC or its wholly owned subsidiaries (“Tucows businesses excluding Ting”). In order to continue the planned expansion of the Ting Internet footprint and fund future operating losses, we will need to access Milestone Fundings under the UPA, as well as engage in equity and further debt financing. Our ability to achieve the Milestones to access the additional funding under the UPA will depend on our future performance, which will be affected by a range of economic, competitive and business factors and changes in government monetary or fiscal policy. Our financing partner, Generate, may not grant permission for Ting Fiber, LLC to engage in further debt or equity financings. Failure to access the additional funding, could have a material adverse effect on our business. In addition, the terms of the LLC Agreement restrict distribution from Ting Fiber, LLC's net cash flow without Generate's consent.

On September 22, 2023, the Company and its wholly owned subsidiaries, Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Wavelo, Inc. and Tucows (Emerald), LLC (each, a “Borrower” and together, the “Borrowers,” collectively with the Company, “Tucows”) and certain other subsidiaries of the Company, as guarantors, entered into a Credit Agreement (the “2023 Credit Agreement”) with Bank of Montreal, as administrative agent (“BMO” or the “Agent”), and the lenders party thereto, to, among other things, provide the Borrowers with a revolving credit facility in an aggregate amount not to exceed $240 million (the “2023 Credit Facility”). The Borrowers may request an increase to the 2023 Credit Facility through new commitments of up to $60 million if the Total Funded Debt to Adjusted EBITDA Ratio (as defined in the 2023 Credit Agreement) is less than 3.75:1.00. The 2023 Credit Facility expires on September 22, 2026, which is the third anniversary of the effective date of the 2023 Credit Facility. The 2023 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Agreement requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio by maintaining at all times a Total Funded Debt to Adjusted EBITDA Ratio of not more than (i) 4.50:1:00 at any time from and after the Closing Date to and including December 30, 2023; (ii) 4.25:1:00 from December 31, 2023 to and including March 30, 2024; (iii) 4.00:1.00 from March 31, 2024 to and including June 29, 2024; and (iv) 3.75:1.00 thereafter; and (2) an interest coverage ratio by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio (as defined in the 2023 Credit Agreement) of not less than 3.00:1.00. Tucows businesses excluding Ting are financed by the Company’s 2023 Credit Facility. As of April 1, 2024, our outstanding debt under the 2023 Credit Facility was $211.9 million with remaining committed funds of $28.1 million. Absent sufficient cash flows from operations, Tucows businesses excluding Ting may need to engage in equity or debt financings to secure additional funds to meet our operating and capital needs. The covenants and restrictions on the 2023 Credit Facility may prevent the Tucows businesses excluding Ting from accessing the remaining committed funds if additional financing is required.

In any situation where the Company is seeking such debt or equity financing, it may not be able to secure additional debt or equity financing on favorable terms, or at all, at the time when funding is needed. The Company does not currently have an effective “universal” shelf registration statement on Form S-3 on file with the SEC, which might delay the Company's ability to complete an equity financing. In addition, even though we may have sufficient cash flow, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. In addition, if we decide to raise funds through debt or convertible debt financings, we may be unable to meet our interest or principal payments. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

Our debt agreements impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities across the Company. Breaching these agreements could have a materially adverse impact on the Company.

The agreements governing our current 2023 Credit Facility impose significant operating and financial restrictions on Tucows businesses excluding Ting. These restrictions, subject in certain cases to customary baskets, exceptions, and incurrence-based ratio tests, may limit our subsidiaries' ability to engage in some transactions, including the following: incurring additional indebtedness and issuing stock; paying dividends, share repurchases or making other restricted payments or investments; selling assets, properties, or licenses that we have or in the future may procure; creating liens on assets; engaging in mergers, acquisitions, business combinations, or other transactions.

The trailing twelve month debt to Adjusted EBITDA ratio was 3.42:1.00as of December 31, 2023 for the Tucows businesses excluding Ting. Our covenants under the Company’s 2023 Credit Facility required us to maintain a debt to Adjusted EBITDA ratio of 4.25:1.00 until March 30, 2024. Our ability to remain in compliance with our operating restrictions, generate cash flow from operations to make principal, interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors as well as changes in government monetary or fiscal policy. Failure to maintain compliance with the operating restrictions of the 2023 Credit Facility could result in default and could have a material adverse effect on our business.

With respect to the UPA, Ting LLC is obligated to redeem Generate's equity interests for an amount equal to the outstanding capital balance plus the unsatisfied preferred return (and pay a make-whole premium if the redemption of the preferred units occurs within the four years following the Transaction Close), upon certain conditions, including a material breach of any Tucows' credit agreement that is not cured, the failure to pay the preferred return in two consecutive quarters following the second anniversary of the Transaction Close, and the six year anniversary of the Transaction Close. These restrictions could limit our ability to react to changes in our operating environment or the economy. Triggering the make-whole provision could have a material adverse effect on our business.

With respect to the 2023 Term Notes are secured by certain of the Company’s revenue-generating assets, consisting principally of fiber-network related agreements, fiber-network assets and customer contracts (collectively, the “Securitized Assets”) that are owned by certain other limited-purpose, bankruptcy-remote, wholly owned indirect subsidiaries of the Company that act as the Guarantors (collectively with the Issuer, the “Obligor”) under the Base Indenture. The 2023 Term Notes are subject to a series of covenants, restrictions and other investor protections including (i) that the Issuer maintains specified reserve accounts to be used to make required payments in respect of the 2023 Term Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, (iii) certain indemnification payments, (iv) the guarantors comply with standard bankruptcy-remoteness covenants, including not guaranteeing or being liable for other affiliates debts or liabilities, and (v) covenants relating to recordkeeping, access to information, and similar matters. Our ability to remain in compliance with our operating restrictions, generate cash flow from operations to maintain reserve account, make principal, interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors as well as changes in government monetary or fiscal policy. Failure to maintain compliance with the operating restrictions of our credit facility could result in default and could have a material adverse effect on our business.

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

Our preferred unit financing arrangement could adversely affect our financial condition, our ability to operate our business, divert our cash flow from operations for debt payments, and prevent us from meeting our debt obligations. Our preferred unit financing agreement imposes predetermined operational and financial drawdown milestones on our Ting segment, which may prevent us from obtaining additional financing under such preferred unit financing arrangement. In addition, the Company may need additional financing to further accelerate the expansion of the Ting Internet footprint.

On August 8, 2022, Ting LLC entered into the UPA with Generate under which Ting LLC has committed to issue and sell $60 million of Series A Preferred Units at the Initial Funding, subject to customary closing conditions, and an additional aggregate of $140 million Series A Preferred Units if the Milestones are achieved over a three year period from the date of the Transaction Close. As ofApril 1, 2024, our outstanding preferred units purchased under the UPA was $91.5 million, with a further capital commitment of $108.5 million available to Ting LLC through Milestone Fundings.

The Series A Preferred Units accrue a preferred return to the holder at a rate of 15% per annum, subject to adjustments based on the value of approved projects under the Equity Capital Contribution Agreement (the “ECC Agreement”). The preferred return on the Series A Preferred Units purchased under the Unit Purchase Agreement may be adjusted down to a floor of 13% or up to a ceiling of 17% per annum based on commitment and contribution amounts under the ECC Agreement. The preferred return accrues daily, and is compounded quarterly. The preferred return accrued during the first two years is not payable unless and until the Series A Preferred Units are redeemed. The preferred return accrued after the second anniversary of the Transaction Close is payable by the Company quarterly. If the Company should redeem the Series A Preferred Units prior to the fourth anniversary of the Transaction Close, the Company is required to pay a make-whole premium.

On May 4, 2023, Ting Fiber, LLC executed the Ting Class C Notes - Redemption Agreement (the "Redemption Agreement") and the Ting Class C Notes – Side Letter (the "Side Letter Agreement") with Generate. Under the terms of the Redemption Agreement, Ting Fiber, LLC redeemed 5,173,067 Series A Preferred Units held by Generate at $6 per unit, totaling a redemption of $31 million. The terms of the redemption were modified by the Side Letter Agreement, which granted a 30% discount on the make-whole premium which amounted to $14.7 million for a total redemption price of $45.7 million inclusive of the make-whole premium. Terms of the Side Letter Agreement also preclude Ting Fiber, LLC from issuing additional Series A Preferred Units for 365 days from the closing of the Redemption Agreement during which time standby fees will be suspended.

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

In addition, if in order to further accelerate the expansion of the Ting Internet footprint, the Company may seek additional financing, which may include an equity or debt issuance, a partnership or collaborating arrangement with another third party. We may not be able to secure additional financing on favorable terms, or at all, at the time when that funding is needed, and if not available, could have a material adverse effect on our business. Moreover, any additional financing may be dilutive to existing investors.

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

-

Potentially adverse tax consequences or an inability to realize tax benefits: Significant judgment is required in determining our provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be overturned by jurisdictional tax authorities, which may have a significant impact on our provision for income taxes. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied, including the Tax Cuts and Job Act of 2017. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. If the U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

-	Management, communication and integration problems resulting from cultural differences and geographic dispersion.
-	Compliance with foreign laws, accreditation and regulatory requirements in relation to provision of services, protection of intellectual property and third-party data in foreign jurisdictions.
-	Competition from companies with international operations, including large international competitors and entrenched local companies.
-	To the extent we choose to make acquisitions to enable our international expansion efforts, the identification of suitable acquisition targets in the markets into which we want to expand.
-	Political and economic instability in some international markets.
-	Sufficiently qualified labor pools in various international markets.
-

We may not succeed in our efforts to continue to expand our international presence as a result of the factors described above or other factors that may have an adverse impact on our overall financial condition and results of operations.

The execution of our Ting restructuring plan, involves risks that could adversely affect our business operations, financial condition, and growth strategy; including risks related to implementation difficulties, operational disruptions, and financial impacts.

To reflect the ongoing operational prioritizations of the Ting segment and to lower year-over-year operating expenses, we undertook the Ting restructuring plan (the "Plan"). The Plan, was aimed at streamlining the operations within our Ting segment. The successful execution of this plan is critical to our efforts to reduce costs, improve efficiency, and align our resources with strategic priorities. However, the implementation of the Plan requires significant management attention and financial resources and is subject to a number of risks that could negatively impact our results of operations, including the following:

-	Implementation difficulties and costs: The process of implementing the Plan may encounter unforeseen challenges, including delays and higher-than-anticipated expenses. These difficulties could hinder our ability to achieve the anticipated benefits of the Plan, such as cost savings and improved operational efficiencies.
-	Operational Disruptions: Changes to our operational structure as part of the Plan, such as workforce reductions may lead to temporary disruptions in our operations. These disruptions could adversely affect our ability to meet customer demands, maintain service quality, and achieve our growth objectives.
-

Financial Impacts: The Plan is expected to incur significant upfront costs related to severance, asset write-downs, and other restructuring charges. While these expenditures are anticipated as part of the plan's implementation, they could negatively affect our profitability in the short term, even if the long-term financial benefits are expected to be positive.

-

Employee Morale and Retention: The Plan may impact employee morale and lead to challenges in retaining key personnel. Maintaining a motivated workforce is crucial to our ongoing success, and any negative effects on employee morale could adversely impact our business operations and financial performance.

-

Market and Competitive Pressures: As we restructure our operations, there is a risk that competitors may take advantage of any perceived disruptions or weaknesses, potentially impacting our market position and competitive advantage.

-	Reputational Harm: The public perception and reputation of our company could be adversely affected by the execution of significant restructuring plans like the Plan. Public, customer, and investor perceptions of our actions, especially in relation to workforce reductions, service changes, or other visible outcomes of the restructuring, could negatively influence our brand and reputation in the market.

Despite these challenges, we are committed to successfully implementing the Plan and believe that it is a necessary step towards achieving our long-term strategic goals. We are closely monitoring the progress of the restructuring activities and are prepared to take corrective actions as needed to mitigate these risks. However, investors should be aware that the factors described above, among others, could have an adverse impact on our overall financial condition and results of operations.

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

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2023, we have concluded that there is a material weakness relating to our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In addition, given our reliance on IT systems to synthesize both financial and nonfinancial information, any material weaknesses in our IT controls may result in errors in not only our consolidated financial statements but our nonfinancial metrics as well.

Specifically, as discussed in more detail in Item 9A of this Form 10-K, we identified a material weakness occurred because we did not design and maintain (i) program change management controls for certain financial systems to ensure that IT program and data changes affecting certain IT systems and underlying accounting records are identified, tested, authorized and implemented appropriately and (ii) user access controls that adequately restrict user access to certain financial systems, programs and data to appropriate company personnel. As a result of this material weakness, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2023.

In light of the material weakness identified, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements accurately reflected our financial position and results of its operations as of and for the year ended December 31, 2023. Subsequent to our December 31, 2023 fiscal year end, we began taking a number of actions, including evaluating access controls to key financial systems and implementing enhanced procedures for regular access reviews. We expect to continue our remediation efforts, including testing of operating effectiveness of new controls, and expect to incur additional costs remediating this material weakness.

Although we believe we are taking appropriate actions to remediate the control deficiency we identified and to strengthen our internal control over financial reporting, we may need to take additional measures to fully mitigate the material weakness, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our annual or interim consolidated financial statements. In addition, other material weaknesses or deficiencies may be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, negatively affect our ability to raise financing, and cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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

Due to the global nature of the Internet, it is possible that, although our services and the Internet transactions related to them typically originate in the United States, Canada, Denmark and Germany, governments of other states or foreign countries might attempt to regulate our transactions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet on Tucows or on our customers. New or revised taxes and, in particular, sales taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and operating results.

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

In recognition of the evolving nature of the Internet services market and to make it easier to clearly differentiate each service we offer from our competitors, we enhanced our branding by focusing our primary service offerings under seven distinct brands namely “OpenSRS”, “eNom”, “Hover", "EPAG", "Ascio", “Ting”, and "Wavelo". We also believe that maintaining and enhancing the “Tucows” corporate brand and our service brands is critical to expanding our customer base. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology leader providing high quality products and services, which we may not do successfully. To date, we have engaged in relatively little direct brand promotion activities. This enhances the risk that we may not successfully implement brand enhancement efforts in the future.

Additionally, as part of the DISH Purchase Agreement executed in the year ending December 31, 2020 ("Fiscal 2020"), the Company granted DISH the right to use the name "Ting" and its associated domain name over a 24-month period, after which DISH had an option to purchase the brand from the Company. DISH has formally refused their option to purchase the Ting brand, however the right to use the name "Ting" by DISH was subsequently extended by the Company until the end of Fiscal 2024. Any actions taken by DISH as part of the transactions contemplated by the DISH Purchase Agreement may impact the Ting brand's reputation. These actions could range from poor service quality, bad customer experience, privacy concerns, data breaches, and other events that could negatively impact the Ting brand permanently. The Ting brand could then carry negative connotation with consumers and impact our ability to continue to grow our Fiber Internet business under the Ting brand. If any of these events occur, our operational performance and financial results, in particular those of our Fiber Internet business may be adversely affected.

We are subject to minimum purchase commitments with some partner network providers.

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

ICANN is a private sector, not-for-profit corporation formed in 1998 by the U.S. Department of Commerce for the express purposes of overseeing a number of Internet related tasks previously performed directly on behalf of the U.S. government, including managing the domain name registration system. ICANN currently imposes a fee of $0.18 for each domain name registered in the gTLDs that fall within its purview. We have no control over ICANN and cannot predict when they may increase their respective fees. If we absorb such cost increases, or if surcharges act as a deterrent to registration, our profits may be adversely impacted by these third-party fees.

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

Our Ting Internet businesses rely on Network Operators. Failure by a Network Operator to obtain the proper licenses and governmental approvals from regulatory authorities would cause us to be unable to successfully operate those businesses.

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

The following factors may contribute to this volatility: actual or anticipated variations in our quarterly operating results; interruptions in our services; seasonality of the markets and businesses of our customers; announcements of new technologies or new services by our company or by our competitors; our ability to accurately select appropriate business models and strategies; the operating and stock price performance of other companies that investors may view as comparable to us; analyst or short-seller reports; news relating to our company or our industry as a whole; and news relating to trends in our markets.

The stock market in general and the market for Internet-related companies in particular, including our company, has experienced volatility.

We cannot guarantee that our recently announced stock buyback program will be fully consummated or that such program will enhance the long-term value of our share price.

On February 22, 2024, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 23, 2024 and is expected to terminate on February 22, 2025. Although the Company has repurchased shares under previous programs, there is no obligation for the Company to continue to repurchase or to repurchase any specific dollar amount of stock. The stock buyback program could affect the price of our stock and increase volatility in the market. We cannot guarantee that this program will be fully consummated or that such program will enhance the long-term value of our share price.

GENERAL RISK FACTORS

Economic, political, and market conditions may adversely affect our businesses, financial condition, and operating results.

The financial results of our business are both directly and indirectly dependent upon economic conditions throughout the world, which in turn can be impacted by conditions in the global financial markets. Uncertainty about global economic conditions may lead businesses to postpone spending in response to tighter credit and reductions in income or asset values. Weak economic activity may lead government customers to cut back on services. Factors such as the availability of credit, changes in laws (including laws relating to taxation), trade barriers, currency exchange rates and controls, and national and international political circumstances including armed conflicts, wars, terrorist acts or security operations, and other geopolitical conflicts, such as the ongoing conflicts between Russia and Ukraine, Hamas and Israel, and the possible expansion of such conflict in surrounding areas could have a material adverse effect on our business and investments, which could reduce our revenue, profitability and value of our assets. These factors may also adversely affect the business, liquidity and financial condition of our customers. In addition, periods of poor economic conditions could increase our ongoing exposure to credit risks on our accounts receivable balances. This could have a material adverse effect on our business, financial condition and results of operations.

Rising inflation and interest rates may adversely affect our businesses, financial condition, and operating results.

The Company continues to operate in a challenging macro environment as inflation and interest rates continue to rise globally. The impact of these issues on our business will vary by geographic market and operating segment. We continue to monitor economic conditions closely, as well as segment revenues, cash position, cash flow from operations, interest rates and other factors. The Company continues to monitor and assess wage inflation across all our operating segments - Ting, Tucows Domains, and Wavelo, and is managing it against offsets in hiring plans and contractor mix. Our Ting segment is also exposed to inflation through its Fiber Network build costs, and sustained levels of inflation increase the costs of related materials and contracted labor. We continue to assess ways to reduce build costs through more efficient management of our build design, build efficiency and real-time tracking of build costs to better manage total cost estimates against actual spends. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the adverse economic conditions, and other unknown developments.

In addition, our exposure to interest rate fluctuations relate primarily to our 2023 Credit Facility, entered into on September 22, 2023. The Company's interest rates are based on SOFR.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBER SECURITY

Risk Management and Strategy

Our business heavily relies on various IT and application systems, which contain proprietary and confidential information about our operations, employees, customers, and our customers' customers, including personally identifiable information. These systems are connected to and/or accessed from the Internet and, as a result, are susceptible to cyber-attacks. We recognize the critical importance of maintaining the safety and security of our systems and data and have a holistic process for overseeing and managing cybersecurity and related risks. Our process is supported by both management and our Board of Directors. Organizationally, our businesses are structured as three operating and reportable segments: Ting, Wavelo and Tucows Domains. These segments are decentralized; management and cybersecurity resources are organized both at the parent company level and within each decentralized segment. Each segment has dedicated liaisons for cybersecurity, compliance, and risk management activities.

We maintain and continue to expand our investment in the development of our information security management system (“ISMS”).  Our ISMS leverages a risk-based approach and is informed by industry standard guidance, including the National Institute of Standards and Technology ("NIST”) Cybersecurity Framework (“CSF”) and the International Organization for Standardization (“ISO”) 27001 Information Security Management System Requirements. A material cyber-attack on Company systems, distribution partners and their key operating systems, or any other third-party partners or vendors and their key operating systems may interrupt the ability to operate the Company's business, damage the Company's reputation, or result in monetary damages. The development of the ISMS is focused on the protections of the confidentiality, integrity, and availability of the Company’s information system infrastructure as well as the data in the Company’s care, custody and control. The Company engages third parties to evaluate certain aspects of the ISMS, provide threat intelligence, and perform vulnerability assessments and other services as needed.

The Company follows an established process to identify and evaluate risks from cyber security threats that may arise internally or through the introduction of third parties to the ISMS. This evaluation is part of the Company's risk management process. The process may include, but is not limited to, evaluating the third party's cybersecurity maturity and/or imposing certain contractual conditions.

Operationally, the Company maintains Security and Network Operations Centers, which provide 24/7 coverage and support of on-call cybersecurity and network professionals to triage and respond to immediate cybersecurity threats and outages. The Company also assesses cybersecurity risks on a quarterly basis and ranks them according to their risk profile. These risks are communicated to management and to the Board of Directors as part of the normal course of operations.

Cybersecurity incidents are responded to in accordance with the Company’s established Cybersecurity Incident Response Plan (“IRP”). In the event of an incident, we follow our IRP, which includes evaluation of the severity of the incident based on factors such as the number of assets affected, the extent of the incident, the likelihood of inappropriate data exposure, operational impact and/or reliability impact. Dependent upon the severity of an incident, the incident is escalated to the senior leadership, including the CEO and CISO. Senior leadership then determines whether, based on various factors, the incident requires immediate escalation to the Board of Directors and to third-party incident response organizations and notification to functional areas, such as legal and finance, as well as senior leadership and the Board, and external entities, as appropriate and required. We maintain relationships with third-party Digital Forensics and Incident Response (“DFIR”) service providers to strengthen our incident response capabilities in the event that we determine the need to augment our effort during an incident and to provide us additional assurance that our responses to complex incidents or highly sophisticated threat actors have been effective and complete.

Although the risks from cyber threats have not materially affected our business strategy, results of operations, or financial condition to date, they may in the future and we continue to closely monitor cyber risk. For a detailed description of the risks related to cybersecurity, see Item 1A. “Risk Factors.” of this Form 10-K, which should be read in conjunction with this Item 1C.

Board Governance and Management

The Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Our corporate information security function, led by our Chief Information Security Officer (“CISO”), is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. The current CISO has an extensive information technology and cybersecurity background gained through years of industry experience and leadership. The corporate information security function is responsible for managing and continually enhancing our information security posture and information security infrastructure with the ultimate goal of preventing cybersecurity incidents and reducing their severity to the extent feasible, while simultaneously increasing our resilience in an effort to minimize the business impact should an incident occur.

Senior leadership, including our CEO, who also has relevant experience in cybersecurity matters, and our CISO, regularly brief the Board of Directors on our cybersecurity and information security initiatives, and the Board of Directors is apprised of cybersecurity incidents deemed to have a material business impact.

ITEM 2.  PROPERTIES

Our principal administrative, engineering, marketing and sales office is located in Toronto, Ontario, and consists of approximately 27,000 square feet. We lease satellite offices in various cities across the U.S. as well as internationally in Germany and Denmark. The Toronto, Ontario office supports all of our segments. Leased satellite offices across the U.S. support the Ting segment, while European offices support Tucows Domains.

The Company has acquired real property in Centennial, Colorado where it has constructed an office, warehouse and data center to support our local logistical operations and our North American colocation needs. This property primarily supports the Ting segment.

Currently, substantially all of our computer and communications hardware is located at our facilities or at server hosting facilities in Toronto, Ontario; San Jose, California; Centennial, Colorado; Ashburn, Virginia; Charlottesville, Virginia; Durango, Colorado; and Moncure, North Carolina.

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

As of April 1, 2024, Tucows had 74 shareholders of record.

We have not declared or paid any cash dividends on our common stock during the fiscal years ended December 31, 2023 and December 31, 2022, and we do not intend to do so in the immediate future, but we may decide to do so in the future depending on ongoing market conditions. Our ability to pay any cash dividends on our common stock, should our Board decide to do so, is also dependent on our earnings and cash requirements and may, from time to time, be governed by the terms of our credit agreements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

2024 Stock Buyback Program:

On February 22, 2024, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 23, 2024 and is expected to terminate on February 22, 2025.

2023 Stock Buyback Program:

On February 9, 2023, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 10, 2023 and terminated on February 9, 2024. The Company did not repurchase shares under this program.

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

	Year Ended December 31,
	2023	2022	2021
Common stock received in connection with share-based compensation
Number of shares	-	3,053	45,824
Aggregate market value of shares (in thousands)	$-	$197	$3,669
Average price per share	$-	$64.67	$80.07

STOCK PERFORMANCE GRAPH

The following graph and table compares the Company's stock performance to three stock indices over a five-year period assuming a $100 investment was made on the last day of fiscal year 2018.

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

Our Chief Executive Officer (CEO), who is also our chief operating decision maker, reviews the operating results of Ting, Wavelo and Tucows Domains as three distinct segments in order to make key decisions and evaluate segment performance. Certain revenues and expenses disclosed under the Corporate category are excluded from segment earnings before interest, tax, depreciation and amortization ("EBITDA") results as they are centrally managed and not monitored by or reported to our CEO by segment. The exclusions include: retail mobile services, the 10-year payment stream on transferred legacy Mobile subscribers, eliminations of intercompany transactions, portions of Finance and Human Resources, Legal and Corporate Information Technology (IT) shared services.

For the years ended December 31, 2023, 2022 and 2021, we reported revenue of $339 million, $321 million and $304 million, respectively.

On September 22, 2023, the Company and its wholly owned subsidiaries, Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Wavelo, Inc. and Tucows (Emerald), LLC (each, a “Borrower” and together, the “Borrowers,” collectively with the Company) and certain other subsidiaries of the Company, as guarantors, entered into the 2023 Credit Agreement with Bank of Montreal, as administrative agent (“BMO” or the “Agent”), and the lenders party thereto, to, among other things, provide the Borrowers with a revolving credit facility in an aggregate amount not to exceed $240 million (the “2023 Credit Facility”). The Borrowers may request an increase to the 2023 Credit Facility through new commitments of up to $60M if the Total Funded Debt to Adjusted EBITDA Ratio (as defined in the 2023 Credit Agreement) is less than 3.75:1.00.  The 2023 Credit Facility expires on September 22, 2026, which is the third anniversary of the effective date of the 2023 Credit Facility. The 2023 Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Agreement requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio by maintaining at all times a Total Funded Debt to Adjusted EBITDA Ratio of not more than (i) 4.50:1:00 at any time from and after the Closing Date to and including December 30, 2023; (ii) 4.25:1:00 from December 31, 2023 to and including March 30, 2024; (iii) 4.00:1.00 from March 31, 2024 to and including June 29, 2024; and (iv) 3.75:1.00 thereafter; and (2) an interest coverage ratio by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio (as defined in the 2023 Credit Agreement) of not less than 3.00:1.00.

During Fiscal 2023, the Company made repayments of $27.8 million towards 2023 Credit Facility and the 2019 Credit Facility (as defined in "Note 8 - Syndicate Revolver of in the Notes to the Consolidated Financial Statements for Fiscal 2023 included in Part II, Item 8 of this Annual Report). The Company ended December 31, 2023 with a remaining principal balance of $211.9 million, for which the required repayment is due in 2026.

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

As of December 31, 2023, Ting Internet had access to 121,000 owned infrastructure serviceable addresses, 29,000 partner infrastructure serviceable addresses and 43,000 active accounts under its management; compared to having access to 96,000 owned infrastructure serviceable addresses, 19,000 partner infrastructure serviceable addresses and 35,000 active accounts under its management as of December 31, 2022. These figures exclude the increase in serviceable addresses and accounts attributable to the Simply Bits acquisition.

Wavelo

Wavelo includes the provision of full-service platforms and professional services providing a variety of solutions that support Communication Services providers ("CSPs"), including subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo's focus is to provide accessible telecom software to CSPs globally, minimizing network and technical barriers and improving internet access worldwide. Wavelo's suite of flexible, cloud-based software simplifies the management of mobile and internet network access, enabling CSPs to better utilize their existing infrastructure, focus on customer experience and scale their businesses faster. Wavelo launched as a proven asset for CSPs, with DISH using Wavelo’s Mobile Network Operating System ("MONOS") software to drive additional value within its Digital Operator Platform and Ting integrating Wavelo’s Internet Service Operating System ("ISOS") and Subscriber Management ("SM") software to enable faster subscriber growth and footprint expansion. The Wavelo segment also includes the Platypus brand and platform, our legacy billing solution for ISPs. The revenues from Wavelo's MONOS, ISOS, SM and professional services are all generated in the U.S. and our customer agreements have set contract lengths with the underlying CSP. Similarly, Wavelo's revenues from Platypus are largely generated in the U.S., with a small portion earned in Canada and other countries.

Domain Services

Tucows Domains includes wholesale and retail domain name registration services, as well as value added services derived through our OpenSRS, eNom, Ascio, EPAG and Hover brands. Tucows Domains revenues primarily from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations. In addition, we earn revenues from the sale of retail domain name registration and email services to individuals and small businesses. Tucows Domains revenues are attributed to the country in which the contract originates, which is primarily in Canada and the U.S for OpenSRS and eNom brands whereas it is primarily in European nations for Ascio and EPAG.

Our primary distribution channel is a global network of more than 35,000 resellers that operate in almost 200 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of gTLD and the country code top-level domain options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface, easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale, primarily branded as OpenSRS, eNom, EPAG and Ascio, derives revenue from its domain name registration service. Together the OpenSRS, eNom, EPAG and Ascio Domain Services manage 24.6 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management has increased by 0.2 million, or less than 1%, since December 31, 2022.

Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, WHOIS privacy, publishing tools and other value-added services. All of these services are made available to end-users through a network of web hosts, ISPs, and other resellers around the world. In addition, we also derive revenue by monetizing domain names which are near the end of their lifecycle through expiry auction sale.

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

Ting Internet	For the year ended December 31,
	2023	2022	2021
		(in '000's)
Ting Internet accounts under management	43	35	26
Ting Internet owned infrastructure serviceable addresses (1)	121	96	76
Ting Internet partner infrastructure serviceable addresses (1)	29	19	15

(1)	Defined as premises to which Ting has the capability to provide a customer connection in a service area.

Tucows Domains	As of December 31,
	2023	2022	2021

Total new, renewed and transferred-in domain name registrations provisioned(1)	22,031	21,774	22,530
Domains under management:
Registered using Registrar Accreditation belonging to the Tucows Group	17,565	17,921	18,909
Registered using Registrar Accreditation belonging to Resellers	6,995	6,469	6,254
Total domain names under management	24,560	24,390	25,163

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.

Tucows reports all financial information in accordance with United States generally accepted accounting principles (“GAAP”). Along with this information, to assist financial statement users in an assessment of our historical performance, we typically disclose and discuss a non-GAAP financial measure, Adjusted EBITDA, on investor conference calls and related events that excludes certain non-cash and other charges as we believe that the non-GAAP information enhances investors’ overall understanding of our financial performance. Please see discussion of Adjusted EBITDA  as well as the Adjusted EBITDA reconciliation to net income in the Results of Operations section below.

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

Wavelo

Wavelo launched as a proven asset for CSPs, with DISH using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform. More recently, Ting Internet has also integrated Wavelo’s ISOS and SM software to enable faster subscriber growth and footprint expansion. With our external platform and professional services revenues concentrated to one customer in DISH, we are exposed to significant risk if we are unable to maintain this customer relationship or establish new relationships for any of our Platforms in the future. Additionally, our revenues as a platform provider are directly tied to the subscriber volumes of DISH's MVNO or Mobile Network Operator ("MNO") networks, and our profitability is contingent on the ability of DISH to continue to add subscribers, either from organic growth or from migration off legacy systems, onto our platforms

Domain Services

The increased competition in the market for Internet services in recent years, which we expect will continue to intensify in the short and long term, poses a material risk for us. As new registrars are introduced, existing competitors expand service offerings and competitors offer price discounts to gain market share, we face pricing pressure, which can adversely impact our revenues and profitability. To address these risks, we have focused on leveraging the scalability of our infrastructure and our ability to provide proactive and attentive customer service to aggressively compete to attract new customers and to maintain existing customers.

Substantially all of our Tucows Domains revenue is derived from domain name registrations and related value-added services from wholesale and retail customers using our provisioning and management platforms. The market for wholesale registrar services is both price sensitive and competitive and is evolving with the introduction of new gTLDs, particularly for large volume customers, such as large web hosting companies and owners of large portfolios of domain names. We have a relatively limited ability to increase the pricing of domain name registrations without negatively impacting our ability to maintain or grow our customer base. Growth in our Tucows Domains revenue is dependent upon our ability to continue to attract and retain customers by maintaining consistent domain name registration and value-added service renewal rates and to grow our customer relationships through refining, evolving and improving our provisioning platforms and customer service for both resellers and end-users. In addition, Tucows Domains also generate revenues through the sale of names from our portfolio of domain names and through the OpenSRS, eNom, and Ascio Domain Expiry Streams.

From time-to-time certain of our vendors provide us with market development funds to expand or maintain the market position for their services. Any decision by these vendors to cancel or amend these programs for any reason may result in payments in future periods not being commensurate with what we have achieved during past periods.

Other opportunities, challenges and risks

The Company is entitled to a long-term payment stream that is a function of the margin generated by the transferred subscribers over the 10-year term of the DISH Purchase Agreement executed in Fiscal 2020. This consideration structure may not prove to be successful or profitable in the long-term to us if the existing subscriber base churns at an above average rate. Additionally, given DISH controls the revenues and costs incurred associated with the acquired subscribers, there could arise a situation where profitability for the subscriber base is diminished either by lower price points or cost inflation. Additionally, as part of the DISH Purchase Agreement, the Company retained a small number of customer accounts associated with one MNO agreement that was not reassigned to DISH at time of sale. We continue to be subject to the minimum revenue commitments previously agreed to with this excluded MNO agreement. The Company is able to continue adding customers under the excluded MNO network in order to meet the commitment. However, with no direct ability to change customer pricing and limited ability to renegotiate contract costs or significant terms, the Company may be unable to meet the minimum commitments with this MNO partner and could incur significant and recurring penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO. During the twelve months ended December 31, 2023, the Company has accrue d $0.3 million of penalties associated with the minimum commitment shortfall. The Company expects to incur penalties throughout 2024 and thereafter until the contract is complete.

An in-depth assessment of the risk factors impacting our businesses has been discussed at length above in Part I under the caption "Item 1A Risk Factors" in this Annual Report on Form 10-K.

Critical Accounting Estimates

The following is a discussion of our critical accounting estimates. Critical accounting estimates are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. “Note 2 – Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for Fiscal 2023 included in Part II, Item 8 of this Annual Report, includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience, available market information as applicable, and on various other assumptions that are believed to be reasonable under the circumstances at the time they are made. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control. Management evaluates its estimates on an on-going basis.

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

We evaluate factors such as macro-economic, industry and market conditions including the capital markets, the competitive environment, in addition to other internal factors including changes to our market capitalization, cash inflows, obligations and access to capital of our segments. We concluded that there were no indications of impairment under the qualitative approach during Fiscal 2023. The analysis was consistent with the approach we utilized in prior years.

Changes in estimates

There were no material changes to our critical accounting estimates during Fiscal 2023.

SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition Policy

The Company’s revenues are derived from (a) the provisioning of retail fiber Internet services in our Ting segment, (b) the provisioning of CSP focused platform and professional services in our Wavelo segment; and from (c) domain name registration contracts, other domain related value-added services, domain sale contracts, and other advertising revenue in our Tucows Domains segment. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as deferred revenue. All products are generally sold without the right of return or refund.

Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

Nature of goods and services

The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments. See “Note 21 – Segment Reporting” of the Notes to the Consolidated Financial Statements included in this report for more information.

(a)	Ting

Ting and its subsidiaries - Cedar, and Simply Bits, includes the provision of high-speed Internet access services to select towns throughout the United States, with further expansion underway to both new and existing markets. Our primary sales channel is through the Ting website. The primary focus of this segment is to provide reliable Gigabit Fiber and Fixed Wireless Internet services to consumer and business customers. Revenues are all generated in the U.S., have no fixed contract terms and are billed on a monthly basis, with unlimited bandwidth based on a fixed price.

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

Other Professional Services

This revenue stream includes any other professional services earned from Wavelo's performance of standalone technology services development work. These are billed to our customers monthly at established rates for services provided in period. The Company recognizes professional services revenue as the Company satisfies its obligations to provide professional services.

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

For information about geographic areas, see “Note 21 – Segment Reporting” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

(d)	Tucows Corporate - Mobile Services and Eliminations

Although we still provide mobile telephony services to a small subset of customers retained through the Ting Mobile brand as part of the DISH Purchase Agreement executed in Fiscal 2020; this revenue stream no longer represents the Company's strategic focus going forward. Instead we have transitioned towards being a platform provider for CSPs globally via our Wavelo segment. Effective January 1, 2022 we decided to exclude retail telephony services and transition services revenues from segment Adjusted EBITDA results as they are no longer centrally managed and not monitored by or reported to our CEO by segment.

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

These mobile services revenue streams also includes transitional services provided to DISH. These are billed monthly at established rates for services provided in period, including: the provision of sales, marketing, order fulfillment, and data analytics related to the legacy customer base sold to DISH. The Company recognizes revenue as the Company satisfies its obligations to provide transitional services.

As a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to DISH, over a period of 10 years. This has been classified as Other Income and not considered revenue in the current period.

Valuation of Goodwill, Intangible Assets and Long-Lived Assets

The excess of the purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At December 31, 2023, we had $130.4 million in goodwill related to our acquisitions and $29.5 million in intangible assets comprised of $12.3 million of indefinite life intangibles and $17.2 million of finite life intangible assets. At December 31, 2022, we had $130.4 million in goodwill related to our acquisitions and $39.8 million in intangible assets comprised of $12.3 million of indefinite life intangibles and $27.5 million of finite life intangible assets. As described above, we report our financial results as three operating segments, Ting, Wavelo and Tucows Domains. The goodwill balance is built up of $107.7 million (83%) related to Tucows Domains and $22.7 million (17%) related to Ting. Of our goodwill balance, $90.3 million is not deductible for tax purposes. The intangible asset balance is built up of $20.0 million (68%) related to Tucows Domains and $9.5 million (32%) related to Ting.

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

Our indefinite life intangible assets consist of surname domain names and direct navigation domain names. In order to maintain our rights to these domain names, we pay annual renewal fees to the applicable domain name registries. Over the course of time, we sometimes decide not to renew certain under-performing domain names and incur an impairment charge associated with such non-renewal. There was no impairment recorded on indefinite-life intangible assets during 2023, 2022 and 2021.

With regard to long-lived assets comprised of property and equipment and finite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-life intangible assets may warrant revision or whether the carrying amount of such assets may not be recoverable and exceed their fair value. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. During Fiscal 2023, 2022 and 2021, property, plant, and equipment with net book values of $4.8 million, $0.1 million, and $0.2 million, respectively, were written off and included in impairment of property and equipment in the consolidated statements of comprehensive income. The impairment losses incurred in 2023 related to specific network assets that were identified as being damaged and no longer in use. The full cost of the identified assets was recorded as an impairment loss. During Fiscal 2023, 2022 and 2021 there was no impairment recorded on definite-life intangible assets.

We performed a qualitative assessment to determine whether there were events or circumstances which would lead to a determination, whether it is more likely than not, that goodwill and indefinite life intangible assets have been impaired. In performing the qualitative testing, we made an evaluation of the impact of various factors to the expected future cash flows attributable to our operating segments and to the assumed discount rate which would be used to present value those cash flows. Consideration was given to factors such as macro-economic, industry and market conditions including the capital markets, the competitive environment, in addition to other internal factors including changes to our market capitalization, cash inflows, obligations and access to capital of our segments. We concluded that there were no indications of impairment under the qualitative approach. The analysis was consistent with the approach we utilized in prior years.

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

Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of our operating segments to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance, could result in a change in our operating segments, requiring a reallocation and updated impairment analysis of goodwill and indefinite life intangible assets. A goodwill or intangible asset impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. There was no impairment of goodwill or intangible assets, both definite and indefinite life, as a result of the annual impairment tests completed during the fourth quarters of 2023,  2022 or 2021.

Accounting for Income Taxes

We operate in various tax jurisdictions, and accordingly, our income is subject to varying rates of tax. Losses incurred in one jurisdiction cannot be used to offset taxable income in another jurisdiction. Our ability to use income tax loss carry forwards and future income tax deductions is dependent upon our operations in the tax jurisdictions in which such losses or deductions arise.  Significant judgment is required in determining our provision for income taxes and evaluating our uncertain tax positions.

We account for income taxes under the asset and liability method, which recognizes the deferred tax assets or liabilities for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that the benefit from the deferred tax assets will not be realized. In assessing the need for valuation allowance, historical and future levels of income, expectations and risks associated with estimates of future taxable income and tax planning strategies are considered. As at December 31, 2023, the valuation allowance of $28.8 million was recorded, which we are not expected to realize on a more than likely than not basis.

We apply a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if on the weight of available evidence, it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit that is more than 50% likely to be realized upon settlement. As at December 31, 2023, we did not recognize any uncertain tax provisions within the provision for income taxes.

See "Note 10 - Income Taxes" to the Consolidated Financial Statements for further information regarding income taxes included in Part II, Item 8 of this Annual Report.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2023 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2022

For additional information on our financial condition as of December 31, 2022 and results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on 10-K/A for the year ended December 31, 2022 which was filed with the United States Securities and Exchange Commission on June 6, 2023.

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

Wavelo

Platform Services

Tucows' Platform Services include the following full-service platforms from Wavelo, including MONOS, ISOS, SM and our legacy Platypus ISP Billing software. Under each of these platforms there are a variety of solutions that support CSPs, including subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo launched as a proven asset for CSPs, with DISH using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform. More recently, Ting Internet has also integrated Wavelo’s ISOS and SM software to enable faster subscriber growth and footprint expansion. Wavelo's customers are billed monthly, on a postpaid basis. The monthly fees are variable, based on the volume of their subscribers utilizing the platform during a given month, to which minimums may apply. Customers may also be billed fixed platform fees and granted fixed credits as part of the consideration for long-term contracts. Consideration received is allocated to platform services and bundled professional services and recognized as each service obligation is fulfilled. Any fixed fees for Wavelo are recognized into revenue evenly over the service period, while variable usage fees are recognized each month as they are consumed. Professional services revenue is recognized as the hours of professional services granted to the customer are used or expire. When consideration for these platform services is received before the service is delivered, the revenue is initially deferred and recognized only as the Company performs its obligation to provide services. Likewise, if platform services are delivered before the Company has the unconditional right to invoice the customer, revenue is recognized as a Contract Asset.

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

Tucows Corporate - Mobile Services and Eliminations

Although we still provide mobile telephony services to a small subset of customers retained through the Ting Mobile brand as part of the DISH Purchase Agreement executed in Fiscal 2020; this revenue stream no longer represents the Company's strategic focus going forward. Instead we have transitioned towards being a Wavelo provider for CSPs globally. Where these retail mobile services revenues were previously disclosed as part of a Mobile Services segment in the prior year, effective January 1, 2022 we have decided to exclude retail telephony services and transition services revenues from segment Adjusted EBITDA results as they are no longer centrally managed and not monitored by or reported to our CEO by segment.

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

These mobile services revenue streams also includes transitional services provided to DISH. These are billed monthly at set and established rates for services provided in period and include the provision of sales, marketing, order fulfillment, and data analytics related to the legacy customer base sold to DISH. The Company recognizes revenue as the Company satisfies its obligations to provide transitional services.

As a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to DISH, over a period of 10 years. This has been classified as Other Income and not considered revenue in Fiscal 2022 or 2023.

The following table presents our net revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2023	2022

Ting:
Fiber Internet Services	$50,937	$42,425

Wavelo:
Platform Services	37,082	22,594
Other professional services	1,588	1,750
Total Wavelo	38,670	24,344

Tucows Domains:
Wholesale
Domain Services	189,013	187,542
Value Added Services	17,712	20,712
Total Wholesale	206,725	208,254

Retail	35,372	34,904
Total Tucows Domains	242,097	243,158

Tucows Corporate:
Mobile Services and eliminations	7,633	11,215

	$339,337	$321,142
Increase over prior period	$18,195
Increase - percentage	6%

The following table presents our net revenues, by revenue source, as a percentage of total net revenues:

	Year ended December 31,
	2023	2022

Ting:
Fiber Internet Services	15%	13%

Wavelo:
Platform Services	11%	7%
Other Professional Services	0%	1%
Total Wavelo	11%	8%

Tucows Domains:
Wholesale
Domain Services	56%	58%
Value Added Services	5%	6%
Total Wholesale	61%	64%

Retail	10%	11%
Total Tucows Domains	71%	75%

Tucows Corporate:
Mobile services and eliminations	3%	4%

	100%	100%

Total net revenues for Fiscal 2023 increased by $18.2 million, or 6%, to $339.3 million compared the year ended December 31, 2022 ("Fiscal 2022"). The increase in net revenue was driven by our Wavelo and Ting segments. The Wavelo segment increased $14.3 million in the current period primarily from the complete migration of DISH's Boost Mobile subscriber base onto our platform. The Ting segment increased $8.5 million in the current period as a result of subscriber growth from the continued buildout of our Fiber network across the United States. These increases were partially offset by decreased revenues from both mobile services and eliminations as well as the Tucows Domains segment. Mobile services and eliminations decreased $3.6 million attributable to increased intercompany revenues, decreased transitional services, and decreased telephony services revenues. Tucows Domains decreased $1.1 million in the current period, driven primarily by reduced expiry revenues, consistent with industry trends.

Deferred revenue at December 31, 2023 increased by $3.0 million to $148.1 million from $145.1 million at December 31, 2022. The increase was driven primarily by Tucows Domains, which accounted for $3.2 million of the increase as a result of strong Fiscal 2023 billings for domain name registrations and service renewals. Tucows Domains also increased prices as a result of increased costs from gTLD registries, which is also a factor in increased deferred revenues in the current period. Additionally, Ting saw a small increase of $0.4 million, reflective of the continued growth in customer base and billings relative to December 31, 2022. These increases were partially offset by a decrease from Wavelo of $0.6 million, specifically related to Other Professional Services revenues for standalone technology services development work for DISH, which we defer until we have satisfied our obligations to provide the professional services. These other professional services were completed in the current period and thus recognized from previously deferred revenues.

As a result of significant subscriber migration onto the Wavelo MONOS platform in the current period, DISH now accounts for 10.7% of total net revenue in Fiscal 2023. No customer accounted for more than 10% of revenue during Fiscal 2022. DISH accounted for 59% of total accounts receivable at December 31, 2023 and 46% of total accounts receivable at December 31, 2022. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Our allowance for doubtful accounts was $0.5 million and $0.7 million as at  December 31, 2023 and at December 31, 2022, respectively. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Ting

Ting generated $50.9 million in revenue during Fiscal 2023, which increased by $8.5 million or 20% compared to Fiscal 2022. This growth is driven by continued subscriber growth across the markets we serve, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States.

As of December 31, 2023, Ting Internet had access to 121,000 owned infrastructure serviceable addresses, 29,000 partner infrastructure serviceable addresses and 43,000 active accounts under its management; compared to having access to 96,000 owned infrastructure serviceable addresses, 19,000 partner infrastructure serviceable addresses and 35,000 active accounts under its management as of December 31, 2022. These figures exclude the increase in serviceable addresses and accounts attributable to the Simply Bits acquisition.

Wavelo

Platform Services

Wavelo's Platform services generated $37.1 million in revenue during Fiscal 2023, which increased by $14.5 million or 64% compared to Fiscal 2022. The increase in Fiscal 2023 revenue is driven primarily by the complete migration of DISH's Boost Mobile subscriber base onto our MONOS platform, as well as organic subscriber growth from our anchor customers DISH and Ting as they expand product offerings and expand their network footprints. The increased platform fees are partially offset by a reduction of revenues related to the amortization of the related contract asset with DISH. The Company expects the contract asset to continue to amortize against revenue through the remainder of the contract as we continue to fulfill the performance obligations. Our full-service platforms support CSPs with subscription and billing management, network orchestration and provisioning, and individual developer tools. Any intercompany ISOS or SM revenues earned from Ting, by Wavelo are eliminated upon consolidation.

Other Professional Services

Wavelo's Other Professional Services for the Fiscal 2023, decreased by $0.2 million compared to Fiscal 2022, to $1.6 million. These revenues are related to the provision of standalone technology services development for our CSP customers and are non-recurring in nature, and expectantly can fluctuate period over period. These revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed less standalone professional services for our customers.

Tucows Domains

Wholesale - Domain Services

During Fiscal 2023, Wholesale Tucows Domains revenue increased by $1.5 million or 1% to $189.0 million. The increase from Wholesale domain services was driven primarily by strong domains transactions through the period.

Together the OpenSRS, eNom, EPAG and Ascio Domain Services manage 24.6 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management has increased by 0.2 million domain names, or less than 1%, since December 31, 2022.

Wholesale - Value Added Services

Net revenues from value-added services decreased by $3.0 million to $17.7 million compared to Fiscal 2022. The decrease in value-added service revenue was driven by lower expiry, digital certifications, and email service proceeds across our brands in the current period. The prior period continued to benefit from the normalization of renewal rates and domains under management from COVID-19 which saw a significant volume of expired domain names registered in prior years being available for our expiry streams, which returned favorable proceeds at auction and drove revenue generation for value added services. The value and volume of domain names sold at auction has since declined relative to the prior period.

Retail

Net revenues from retail increased by $0.5 million to $35.4 million compared to Fiscal 2022. The increase in revenue was driven primarily by higher Exact Hosting revenues driven by small acquisitions and a higher volume of domain name portfolio sales compared to the prior period.

Tucows Corporate - Mobile Services and Eliminations

Net revenues from mobile services and eliminations for the Fiscal 2023, decreased by $3.6 million compared to Fiscal 2022, to $7.6 million. The decrease was driven primarily by incremental intercompany corporate eliminations of $2.2 million as a result of increased revenues generated by Wavelo from Ting, associated with Ting's integration of Wavelo's ISOS and SM platforms. Incremental to this, mobile services decreased as a result of less transitional services of $0.7 million notably from a decreased level of dedicated support services provided to DISH in connection with the legacy Ting Mobile customer base, and $0.7 million associated with the mobile telephony services and device revenues from the small group of customers retained by the Company as part of the DISH Purchase Agreement as a result of the organic subscriber churn experienced through Fiscal 2023.

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

These mobile services costs also include the personnel and related costs of transitional services provided to DISH. These are billed monthly at established rates for services provided in period and include the provision of sales, marketing, customer support, order fulfillment, and data analytics related to the legacy customer base sold to DISH. The Company recognizes costs as the Company satisfies its obligations to provide professional services.

Network expenses

Network expenses include personnel and related expenses related to platform and network site reliability engineering, network operations centers, IT infrastructure and supply chain teams that support our various business segments. It also includes the depreciation and any impairment charges of property and equipment related to our networks and platforms, amortization of any intangible assets related to our networks and platforms, communication and productivity tool costs, and equipment maintenance costs. Communication and productivity tool costs include collaboration, customer support, bandwidth, co-location and provisioning costs we incur to support the supply of all our services, across our segments.

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2023	2022

Ting:
Fiber Internet Services	$20,151	$17,004

Wavelo:
Platform Services	1,337	1,294
Other Professional Services	1,289	1,632
Total Wavelo	2,626	2,926

Tucows Domains:
Wholesale
Domain Services	150,664	147,894
Value Added Services	2,249	2,514
Total Wholesale	152,913	150,408

Retail	16,501	16,482
Total Tucows Domains	169,414	166,890

Tucows Corporate:
Mobile services and eliminations	10,065	9,448

Network Expenses:
Network, other costs	28,222	17,433
Network, depreciation and amortization costs	37,370	29,101
Network, impairment	4,822	92
	70,414	46,626

	$272,670	$242,894
Increase over prior period	$29,776
Increase - percentage	12%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2023	2022

Ting:
Fiber Internet Services	7%	7%

Wavelo:
Platform Services	1%	1%
Other Professional Services	0%	1%
Total Wavelo	1%	2%

Tucows Domains:
Wholesale
Domain Services	54%	60%
Value Added Services	1%	1%
Total Wholesale	55%	61%

Retail	6%	7%
Total Tucows Domains	61%	68%

Tucows Corporate:
Mobile services and eliminations	4%	4%

Network Expenses:
Network, other costs	11%	7%
Network, depreciation and amortization costs	14%	12%
Network, impairment	2%	-
	27%	19%

	100%	100%

Total cost of revenues for Fiscal 2023 increased by $29.8 million, or 12% to $272.7 million, from $243 million in Fiscal 2022. The increase in cost of revenues was driven by increases across Network Expenses, Ting, Tucows Domains, and mobile service and eliminations by $23.8 million, $3.2 million, $2.5 million, and $0.6 million respectively. Network Expenses increase of $23.8 million is primarily a result of the Company’s increased network infrastructure associated with the continuing expansion of the Ting Internet network footprint, the ramp up of Wavelo's platforms, increased communication and productivity tools costs across our operating segments, and impairment of assets within the Ting segment. The increase in Ting of $3.2 million was driven in part by the costs of revenues associated with growth in active subscribers. The increase in Tucows Domains of $2.5 million was a result of increased registry related costs from the registration of domain names. Lastly, the increase in mobile services and eliminations of $0.6 million was the result of higher penalties associated with the MNO minimum commitment shortfall through Fiscal 2023. These increases were partially offset by a decrease of $0.3 million in Wavelo as a result of the lower standalone technology services development revenues and similarly costs, in Fiscal 2023.

Deferred costs of fulfillment as of December 31, 2023 increased by $0.4 million, to $111.1 million from $110.7 million at December 31, 2022. This increase was driven by Tucows Domains with an increase of $2.2 million as a result of strong Fiscal 2023 billings for domain name registrations and service renewals, consistent with the increase in deferred revenues discussed above. This increase was partially offset by Wavelo, with a decrease of $1.8 million related to the continued amortization of capitalized contract fulfillment costs related to DISH over the remaining term of that agreement as well as the completion of Other Professional Services discussed above for standalone technology services development work. As these professional services were completed in the current period, the deferred costs to fulfill those services were amortized into costs of revenues.

Ting

In Fiscal 2023, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar, and Simply Bits, increased $3.2 million, or 19%, to $20.2 million as compared to $17.0 million during Fiscal 2022. Consistent with the discussion above, the subscriber growth across our Fiber network drove an increase in network connectivity, dark fiber, bandwidth, colocation and personnel costs in support of the continued expansion of the Ting Internet network footprint.

Wavelo

Platform Services

Cost of revenues from Wavelo Platform Services for remained flat at $1.3 million for both Fiscal 2023 and Fiscal 2022. Cost incurred are driven by the amortization of previously capitalized costs incurred to fulfill the DISH Master Services Agreement ("MSA") over the term of the agreement. No additional costs additional costs to fulfill the contract were incurred in the period.

Other Professional Services

Cost of revenues from Other Professional Services for Fiscal 2023 decreased by $0.3 million to $1.3 million, when compared to Fiscal 2022. Costs incurred represent the personnel and related expenses of employees and contractors providing professional services to DISH. These costs depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed less standalone professional services for our customers.

Domain Services

Wholesale - Domain Services

Costs for wholesale domain services for Fiscal 2023 increased by $2.8 million to $150.7 million, when compared to Fiscal 2022. The increase is driven primarily by registration growth and escalating registry costs for gTLDs, consistent with the Net Revenues discussion above.

Wholesale - Value Added Services

Costs for wholesale value-added services for Fiscal 2023 decreased by $0.3 million to $2.2 million, when compared to Fiscal 2022. The decrease is driven by lower expiry, digital certifications, and email services rendered across our brands in the current period, consistent with the decline in Net Revenues discussed above.

Retail

Costs for retail for Fiscal 2023 remained flat at $16.5 million, when compared to Fiscal 2022.

Tucows Corporate - Mobile Services and Eliminations

Cost of revenues from mobile services and eliminations for Fiscal 2023 increased by $0.6 million when compared to Fiscal 2022. The increase costs of revenues were driven primarily by higher costs to deliver mobile telephony services from the small group of customers retained by the Company as part of the DISH Purchase Agreement due to plan mix changes, the Company also incurred higher penalties associated with the MNO minimum commitment shortfall and expects to continue to incur penalties through the end of Fiscal 2024 and thereafter should limited subscriber growth persist. These factors were partially offset by a decrease in transitional services costs provided to DISH in connection with the legacy Ting Mobile customer base, consistent with the above discussion around net revenues.

Network Expenses

Network costs for Fiscal 2023 increased by $23.8 million to $70.4 million when compared to Fiscal 2022. The current period increase was driven by increased network costs, network depreciation, and network impairment by $10.8 million, $8.3 million, and $4.7 million respectively. Consistent with the discussion above, the current period increase in network costs relates to additional personnel costs associated with wage inflation sustained from prior years, increased spending on colocation costs and contracted services including tools and systems to better monitor and manage our network infrastructure and platforms. The current period increase in network depreciation relates to $6.8 million in incremental depreciation from Ting's expansion of our Ting Internet footprint to new Ting towns throughout the United States, $1.7 million in incremental depreciation of Wavelo's platform assets, partially offset by decreased depreciation of $0.2 million related to Tucows Domains. In addition to network costs and network depreciation, the current period increase in network impairment of $4.7 million was primarily driven by an impairment charge for Ting for cable plant, asset under construction, and capital inventory that occurred in the current period.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2023	2022
Sales and marketing	$67,806	$53,937
Increase over prior period	$13,869
Increase - percentage	26%
Percentage of net revenues	20%	17%

Sales and marketing expenses for Fiscal 2023 increased by $13.9 million, or 26%, to $67.8 million when compared to Fiscal 2022. The increase in costs relates primarily to the investment in hiring additional personnel for Ting sales, product, marketing, customer support and success teams to drive growth in Ting markets. Outside of additional hiring personnel costs were further impacted by wage inflation sustained from prior years and increased stock-based compensation in order to attract and retain marketing personnel, primarily for Wavelo. There were also increases across marketing, facility, and travel related costs to drive active subscription growth in Ting markets given the increase in serviceable addresses available to Ting and to support our growing workforce in select Ting towns across the United States.

Excluding movements in exchange rates, we expect sales and marketing expenses for Fiscal 2024 to increase in absolute dollars, as we adjust our marketing programs and sales and customer support personnel costs to facilitate the continued expansion of our operations.

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

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2023	2022
Technical operations and development	$19,217	$14,187
Increase over prior period	$5,030
Increase - percentage	35%
Percentage of net revenues	6%	4%

Technical operations and development expenses for Fiscal 2023 increased by $5.0 million, or 35%, to $19.2 million. The increase was primarily related to the investment in hiring additional personnel for Ting and Wavelo. Outside of additional hiring, personnel costs were further impacted by wage inflation sustained from prior years due to broader economic conditions in order to attract, retain technical operations and development personnel, primarily for Wavelo. In addition to these personnel and related costs, both contracted services for tools, systems and labor to support the technical operations and development of our systems and platforms increased compared to Fiscal 2022.

Excluding movements in exchange rates, we expect technical operations and development expenses for Fiscal 2024, in absolute dollars, to increase when compared to Fiscal 2023 to support the ongoing growth in our operations.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2023	2022
General and administrative	$33,406	$30,845
Increase over prior period	$2,561
Increase - percentage	8%
Percentage of net revenues	10%	10%

General and administrative expenses for Fiscal 2023 increased by $2.6 million, or 8%, to $33.4 million as compared to Fiscal 2022. The increase was primarily driven by higher professional fees incurred in the current period, higher property tax and other expenses with the Ting segment consistent with the continued expansion of Ting Internet footprint throughout the United States, and personnel costs driven by continued investment in the administrative teams to better support our segments as well as restructuring costs incurred as part of corporate reorganization.

Excluding movements in exchange rates, we expect general and administrative expenses for Fiscal 2024, in absolute dollars, to increase when compared to Fiscal 2023 largely to support the growth of our business.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2023	2022
Depreciation of property and equipment	$567	$598
Decrease over prior period	$(31)
Decrease - percentage	(5)%
Percentage of net revenues	-%	-%

Depreciation costs for Fiscal 2023 decreased by less than $0.1 million to $0.6 million as compared to Fiscal 2022. The slight decrease was due to lower additions to property and equipment, in particular computer hardware, in Fiscal 2023 while additions from prior years became fully depreciated.

LOSS (GAIN) ON DISPOSAL OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2023	2022
Loss on disposition of property and equipment	$-	$461
Decrease over prior period	$(461)
Decrease - percentage	(100)%
Percentage of net revenues	-%	-%

Loss on disposal of property and equipment decreased by $0.5 million to nil as compared to Fiscal 2022. The decrease was a result of Fiscal 2022 including a disposal of minor internal use software related to Tucows Domains for which the Company no longer expects to realize the initial use and intended benefit that it initially did when those development costs were initially capitalized. No such disposals exist during the current period.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2023	2022
Amortization of intangible assets	$9,323	$9,882
Decrease over prior period	$(559)
Decrease - percentage	(6)%
Percentage of net revenues	3%	3%

Amortization of intangible assets decreased by $0.6 million, to $9.3 million as compared to Fiscal 2022. This decrease in amortization was a driven in part by the completed amortization of customer relationships associated with the Company's Fiscal 2016 acquisition of Melbourne IT assets. The amortization of the related customer relationships was completed during the three months ended March 31, 2023.

Network rights, brand and customer relationships acquired in connection with the following acquisitions are amortized on a straight-line basis over a range of two to seven years: eNom in January 2017, Ascio in March of 2019, Cedar in January 2020 and Simply Bits in November 2021.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2023	2022
Other income (expense), net	$(39,418)	$3,874
Increase over prior period	$(43,292)
Increase - percentage	(1,118)%
Percentage of net revenues	12%	1%

Other income decreased by $43.3 million when compared to Fiscal 2022. This was driven by a $49.7 million increase in expense during Fiscal 2023. The increase in interest expense was driven by a $21.7 million increase in connection with Ting's Generate preferred units and 2023 Term Notes, $14.7 million relating to the make-whole premium payable to Generate, a result of the redemption of Series A Preferred Units held by Generate, and the residual $13.3 million relates primarily to the interest expense on the Credit Facility for the Tucows businesses excluding Ting. In addition to higher interest expense, the Company experienced a $1.5 million decrease in the gain on sale of Ting Customer Assets to DISH in the current period. As described above, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement, as form of consideration for the sale of the legacy customer relationships. The Company expects the gain on the sale of Ting Customer Assets to continue to decrease over the term of the payout as legacy customers naturally churn away from Ting Mobile. These decreases to Other Income were partially offset by a $4.4 million increase primarily from the inclusion of interest income following the execution of Ting's 2023 Term Notes as well as $3.4 million increase primarily from the capitalization for interest expense related to the Fiber network assets under construction as part of our Ting segment.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2023	2022
Provision for income taxes	$(6,873)	$(217)
Decrease in provision over prior period	$(6,656)
Decrease - percentage	3,067%
Effective tax rate	7%	1%

Income taxes decreased by $6.6 million and the effective tax rate increased from 1% to 7% when compared to the year ended December 31, 2022. The increase in effective tax rate is primarily due the change in valuation allowance on net operating losses and interest expense limitation and a decrease in state income taxes as a percentage of net income before tax for the year, and it is partially offset by an increase in the impact of foreign earnings.

Our effective tax rate for the year ended December 31, 2023 differs from the U.S. federal statutory rate primarily due to changes in valuation allowance on net operating losses and interest limitation, and the impact of foreign earnings.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in “Note 10 – Income Taxes” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

ADJUSTED EBITDA

We believe that the provision of this supplemental non-GAAP measure allows investors to evaluate the operational and financial performance of our core business using similar evaluation measures to those used by management. We use Adjusted EBITDA to measure our performance and prepare our budgets. Since Adjusted EBITDA is a non-GAAP financial performance measure, our calculation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. Because Adjusted EBITDA is calculated before recurring cash charges, including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a liquidity measure. For liquidity measures, see the Consolidated Statements of Cash Flows included in Part II, Item 8 of this Annual Report. Non-GAAP financial measures do not reflect a comprehensive system of accounting and may differ from non-GAAP financial measures with the same or similar captions that are used by other companies and/or analysts and may differ from period to period. We endeavor to compensate for these limitations by providing the relevant disclosure of the items excluded in the calculation of Adjusted EBITDA to net income based on GAAP, which should be considered when evaluating the Company's results. Tucows strongly encourages investors to review its financial information in its entirety and not to rely on a single financial measure.

Our Adjusted EBITDA definition excludes provision for income tax, depreciation, amortization of intangible assets, asset impairment, interest expense (net), loss on debt extinguishment, accretion of contingent liabilities, stock-based compensation, gains and losses from unrealized foreign currency transactions and costs that are one-time in nature and not indicative of on-going performance (profitability), including acquisition and transition costs. Gains and losses from unrealized foreign currency transactions removes the unrealized effect of the change in the mark-to-market values on outstanding foreign currency contracts not designated in accounting hedges, as well as the unrealized effect from the translation of monetary accounts denominated in non-U.S. dollars to U.S. dollars.

The following table reconciles net income to Adjusted EBITDA:

Reconciliation of Income before Provision for Income Taxes to Adjusted EBITDA	Twelve months ended December 31,
(In Thousands of US Dollars)	2023	2022	2021

Net Income (Loss) for the period	$(96,197)	$(27,571)	$3,364
Less:
Provision for income taxes	(6,873)	(217)	3,906
Depreciation of property and equipment	36,431	28,187	17,986
Impairment and loss on disposition of property and equipment	4,822	553	435
Amortization of intangible assets	10,829	11,394	10,007
Interest expense, net	41,771	14,456	4,617
Loss on debt extinguishment	14,680	-	-
Accretion of contingent liability	-	248	383
Stock-based compensation	8,134	7,599	4,592
Unrealized loss (gain) on change in fair value of foreign currency forward contracts	-	-	606
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	(62)	281	219
Acquisition and other costs[1]	1,916	2,660	2,706

Adjusted EBITDA	$15,451	$37,590	$48,821

[1] Acquisition and other costs represent transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses, primarily related to our acquisitions, including Simply Bits in November 2021. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA for the year ended December 31, 2023 decreased by $22.1 million, or 59% to $15.5 million when compared to the year ended December 31, 2022. The decrease in Adjusted EBITDA from period-to-period was primarily driven by decreased contribution from Ting, mobile services and eliminations, and Tucows Domains. The Ting contribution decreased $22.6 million, from the continued investment in costs required to execute on the Ting Internet network build and expansion plan, partially offset by subscriber growth across the markets we serve. Mobile services and eliminations contribution decreased $4.0 million from lower mobile telephony and transitional service revenues as well as increased penalties associated with the MNO minimum commitment. Tucows Domains contribution decreased $2.2 million from lower value added service proceeds generated across brands partnered with the escalating registry costs for gTLDs. These decreases were partially offset by Wavelo contribution increasing $6.7 million primarily driven increased MONOS platform revenues earned from the completed migration of the DISH Boost subscriber base to the platform, offset partially by investment in network, technical operations and development, and marketing costs in the current period.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, our cash and cash equivalents balance increased $69.2 million, our secured notes reserve funds balance which is maintained with the Indenture Trustee until the maturity of the 2023 Term Notes increased by $8.7 million, and our restricted cash balance increased by $3.6 million, when compared to December 31, 2022. The increase in our cash balance was driven primarily by $227.3 million in proceeds from the issuance of notes payable, $52.4 million from the proceeds of the syndicate revolver, and $35.0 million in proceeds from redeemable preferred units, and $0.1 million from additional deferred preferred financing costs. These increases were partially offset by $92.1 million for the continued investment in property and equipment primarily driven by Ting Internet expansion, $80.2 million related to the repayment of the syndicated revolver, $45.7 million for the cash payment for the redeemable preferred units redemption, $6.7 million related to deferred notes payable financing costs, $4.8 million from cash used in operating activities, $1.7 million related to the deferred issuance cost of the syndicate revolver, $1.6 million related to the payment of contingent consideration related to the acquisition of Cedar, and $0.5 million related to the acquisition of intangible assets.

Third Amended 2019 Credit Facility

In connection with entering into the 2023 Credit Agreement, on September 22, 2023, the Company paid off the principal balance, including accrued interest thereon, of the revolving loans outstanding under the Third Amended and Restated Credit Agreement (the “RBC Credit Agreement”), dated as of August 8, 2022, as amended, by and among the Company, certain subsidiaries of the Company as borrowers, certain other subsidiaries of the Company as guarantors, Royal Bank of Canada, as administrative agent (“RBC”), and the lenders party thereto, pursuant to which Tucows’ prior credit facility that provided the Borrowers with a $240 million revolving credit facility (the "2019 Credit Facility").  The RBC Credit Agreement automatically terminated upon the receipt by RBC of certain backstop letters of credit to be delivered by BMO.

2023 Credit Facility

On September 22, 2023, the Company and its wholly owned subsidiaries, Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Wavelo, Inc. and Tucows (Emerald), LLC (each, a “Borrower” and together, the “Borrowers,” collectively with the Company) and certain other subsidiaries of the Company, as guarantors, entered into the 2023 Credit Agreement with Bank of Montreal, as administrative agent (“BMO” or the “Agent”), and the lenders party thereto, to, among other things, provide the Borrowers with a revolving credit facility in an aggregate amount not to exceed $240 million (the “2023 Credit Facility”). The Borrowers may request an increase to the 2023 Credit Facility through new commitments of up to $60M if the Total Funded Debt to Adjusted EBITDA Ratio (as defined in the 2023 Credit Agreement) is less than 3.75:1.00.  The Credit Facility expires on September 22, 2026, which is the third anniversary of the effective date of the 2023 Credit Facility.

The 2023 Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Agreement requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio by maintaining at all times a Total Funded Debt to Adjusted EBITDA Ratio of not more than (i) 4.50:1:00 at any time from and after the Closing Date to and including December 30, 2023; (ii) 4.25:1:00 from December 31, 2023 to and including March 30, 2024; (iii) 4.00:1.00 from March 31, 2024 to and including June 29, 2024; and (iv) 3.75:1.00 thereafter; and (2) an interest coverage ratio by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio (as defined in the 2023 Credit Agreement) of not less than 3.00:1.00.

During Fiscal 2023, the Company made net repayments of $27.8 million towards the 2023 Credit Facility and the previous facility. The Company ended December 31, 2023 with a remaining principal balance of $211.9 million, for which the required repayment is due in 2026.

As of December 31, 2023, the Company held contracts in the amount of $61.4 million with BMO to trade U.S. dollars in exchange for Canadian dollars under an uncommitted treasury risk management facility which assists the Company with hedging Canadian dollar exposures. Please see the discussion in the Material Cash Requirements section below.

Cash Flow from Operating Activities

Year ended December 31, 2023

Net cash inflows (outflows) from operating activities were ($4.8) million, a decrease of 124% when compared to the prior year. After adjusting for non-cash charges, the Company reported a net loss of ($17.2) million during Fiscal 2023, a decrease of 216% when compared to the prior year. Net income included non-cash charges and recoveries of $79.0 million such as depreciation, loss on debt extinguishment, accretion of redeemable preferred units, amortization of intangible assets, stock-based compensation, impairment of property and equipment, amortization of debt discount and issuance costs, loss (gain) on change in fair value of currency forward contracts, write off of debt discount and issuance cost, loss on disposal of domain names, net right of use operating asset or liability, net amortization of contract costs, amortization of discontinued cash flow hedge, and deferred income taxes (recovery). In addition, changes in our working capital contributed to a net cash inflow of $12.5 million. Positive contributions of $22.7 million from movements in accrued liabilities, contract asset, customer deposits, deferred revenue, income taxes recoverable, and inventory, were partially offset by utilized cash of $10.2 million from the changes in accounts payable, accounts receivable, deferred costs of fulfillment, prepaid expenses and deposits, and accreditation fees payable.

Year ended December 31, 2022

Net cash inflows from operating activities were $19.9 million, a decrease of 33% when compared to the prior year. Net income, after adjusting for non-cash charges, during Fiscal 2022 was $14.8 million, a decrease of 53% when compared to the prior year. Net income included non-cash charges and recoveries of $42.4 million such as depreciation, amortization, stock-based compensation, loss (gain) on change in fair value of currency forward contracts, net right of use operating asset or liability, accretion of contingent consideration, amortization of debt discount and issuance costs, impairment of property and equipment, loss on disposal of domain names, net amortization of contract costs, excess tax benefits on stock-based compensation, accretion of redeemable preferred units, and deferred income taxes (recovery). In addition, change in our working capital contributed net cash of $5.0 million. Utilized cash of $18.5 million from the changes in the contract asset from DISH, inventory, accounts receivable, deferred revenue, customer deposits and accreditation fees payable were offset by positive contributions of $23.5 million from movements in accrued liabilities, accounts payable, prepaid expenses and deposits, income taxes recoverable, and deferred costs of fulfillment.

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

Cash Flow from Financing Activities

Year ended December 31, 2023

Net cash inflows from financing activities during Fiscal 2023 totaled $178.8 million as compared to cash inflows of $132.0 million during Fiscal 2022.Total cash inflows were driven by $227.3 million of proceeds from the issuance of notes payable, $52.4 million of proceeds from the syndicate revolver, $35.0 million of proceeds from redeemable preferred units issued to Generate, and $0.1 million from additional deferred preferred financing costs. These cash inflows were partially offset by $80.2 million related to the repayment of the syndicate revolver, $45.7 million related to the redemption of preferred units held by Generate, $6.7 million from deferred notes payable financing costs, $1.7 million related to the syndicate revolver issued, and $1.6 million related to the payment of contingent consideration related to the acquisition of Cedar.

Year ended December 31, 2022

Net cash inflows from financing activities during Fiscal 2022 totaled $132.0 million as compared to cash inflows of $73.1 million during Fiscal 2021. Total cash inflows were driven by $87.5 million of proceeds from redeemable preferred units issued to Generate, $48.3 million of proceeds received from drawdown of the Amended Credit Facility, as well as $1.1 million from proceeds received on the exercise of stock options. These cash inflows were partially offset by $3.1 million for contingency consideration related to the acquisition of Cedar and Simply Bits, $1.0 million related to deferred preferred unit financing costs for Ting, and $0.7 million related to the payment of loan payable costs.

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

Cash Flow from Investing Activities

Year ended December 31, 2023

Investing activities during the Fiscal 2023 used net cash of $92.6 million as compared to using $137.5 million during Fiscal 2022. Cash outflows of $92.1 million primarily related to the investment in property and equipment, primarily to support the continued expansion of our Ting Internet Fiber network footprints in Colorado, North Carolina, California, and Virginia as we seek to extend both our current network and expand to new markets. In addition to investment in property and equipment, the current period used $0.5 million for the acquisition of other intangible assets.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023.

Material Cash Requirements

At December 31, 2023, the Company's Cash and cash equivalents, restricted cash and secured notes reserve funds balances totaled $105.0 million, of which $94.7 million belonged to Ting and $10.3 million belonged to the other Tucows businesses.

Ting

Prior to the Company entering into a securitized financing agreement on May 4, 2023, Ting's operating losses, acquisitions, and capital investments were funded by the UPA executed August 8, 2022. The securitized financing agreement provided Ting with capital commitments of $200 million, if the milestones are achieved over the three-year period following the Transaction Close date the milestones are achieved. On May 4, 2023, Ting Fiber, LLC executed the Ting Class C Notes - Redemption Agreement (the "Redemption Agreement") and the Ting Class C Notes – Side Letter (the "Side Letter Agreement") with Generate. The total redemption price was $45.7 million, which included a make-whole payment of $14.7 million. As of December 31, 2023 the balancing owning on the UPA was $111.9 million, with remaining capital commitments of $108.5 million ("Note 14 - Redeemable preferred units" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report). On May 4, 2023, Tucows Inc. through its indirect and wholly owned subsidiaries, including Ting Fiber, LLC entered into a definitive agreement relating to a securitized financing facility where Ting Issuer LLC, a Delaware limited liability company, issued the 2023 Term Notes for a total value of $238.5 million ("Note 9 - Notes Payable" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report). The combination of these agreements is expected to fund Ting operations of the next 12 months.

In the next 12 months, Ting has capital purchase commitments of $12.3 million, redeemable preferred unit interest commitments of $7.4 million, lease commitments of $5.8 million and other operating expense commitments of $2.1 million. Ting has no debt repayment commitments due in the next 12 months. We believe that Ting's current cash and cash equivalents as well as the remaining capital commitments will be sufficient to fund Ting's commitments over the next 12 months. Other than the aforementioned $12.3 million in purchase commitments, all other capital expenditures are discretionary in nature.

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

Tucows Businesses Excluding Ting

Tucows businesses excluding Ting, acquisitions and capital investments have been funded by the Company's operating income and the Company's existing 2023 Credit Agreement. As of December 31, 2023, the Company’s 2023 Credit Facility had an outstanding balance of $211.9 million. Tucows businesses excluding Ting make principal repayments from time to time. Future interest payments associated with the 2023 Credit Facility, for the fiscal year ending in 2024, are estimated to total  $17.8 million, using estimated interest rates and assuming that no repayments will be made ("Note 8 - Syndicate Revolver" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report).

In the next 12 months, Tucows businesses excluding Ting have lease commitments of $0.9 million and other operating expense commitments of $17.3 million. Tucows businesses excluding Ting have no capital expenditure commitments. We believe that the current cash and cash equivalents as well as operating cash flow of Tucows businesses excluding Ting will be sufficient to fund their commitments over the next 12 months. For Fiscal 2024, the Company plans to fund the cash requirements of Tucows businesses excluding Ting solely through operating income, while making discretionary loan repayments to create greater operating flexibility and access to additional financing.

In the long-term, Tucows businesses excluding Ting may seek additional financing to accelerate the growth of our Wavelo business, repurchase shares or future acquisitions. The Company's 2023 Credit Facility expires on September 30, 2026 and the Company will be required to refinance the 2023 Credit Facility once it becomes due.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of our expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of December 31, 2023.

We are also subject to market risk exposure related to changes in interest rates under our 2023 Credit Agreement. Changes in interest rates will impact our borrowing cost. However, fluctuations in interest rates are beyond our control. We will continue to monitor and assess the risks associated with interest expense exposure and may act in the future to mitigate these risks.

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

As of December 31, 2023, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

January - March 2024	16,840	1.3664	592
April - June 2024	13,840	1.3678	507
July - September 2024	16,974	1.3697	652
October - December 2024	13,795	1.3686	526
	$61,449	1.3681	$2,277

As of December 31, 2023, the Company had $61.4 million of outstanding foreign exchange forward contracts which will convert to CDN $84.1 million. Of these contracts, $61.4 million met the requirements for hedge accounting.

As of December 31, 2022, the Company had $49.7 million of outstanding foreign exchange forward contracts which will convert to CDN $67.0 million. Of these contracts, $49.7 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure during the year ended December 31, 2023. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the year ended December 31, 2023. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in pre-tax net income for the year ended December 31, 2023 of approximately$6.8 million, before the effects of hedging. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to the 2023 Credit Agreement.

As of December 31, 2023, we had an outstanding balance of $211.9 million on the 2023 Credit Facility. The 2023 Credit Agreement added SOFR Loans as a form of advance available under the 2023 Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum). As of December 31, 2023, an adverse change of 100 bps on the interest rate would have the effect of increasing our annual interest payment on the 2023 Credit Agreement by approximately $2.1 million, assuming that the loan balance as of December 31, 2023 is outstanding for the entire period.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting that is described below in Management's Annual Report on Internal Control over Financial Reporting, our disclosure controls and procedures were not effective as of  December 31, 2023.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of our evaluation, management has determined that due to the material weakness described below, our internal control over financial reporting was not effective as of December 31, 2023.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. In connection with our audit of consolidated financial statements for the year ended December 31, 2023, we identified certain control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness in two components of internal control as defined by COSO 2013 (Control Activities, and Information and Communication).

As a result of the identified material weaknesses, management, including the CEO and CFO, concluded that internal control over financial reporting was not effective as of December 31, 2023. Deloitte LLP, the independent registered public accounting firm that audited our financial statements included in this annual report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023. Their attestation report is included in this annual report.

We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain (i) program change management controls for certain financial systems to ensure that IT program and data changes affecting certain IT systems and underlying accounting records are identified, tested, authorized and implemented appropriately and (ii) user access controls that adequately restrict user access to certain financial systems, programs and data to appropriate company personnel.

These IT deficiencies did not result in a material misstatement to the Annual Financial Statements for the period ended December 31, 2023, however, the deficiencies, when aggregated, could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, and underlying data that support the effectiveness of system-generated reports used in related process-level manual controls that rely on information generated from the affected information technology systems) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

Deloitte LLP, our independent registered public accounting firm, has audited our consolidated financial statements and expressed an unqualified opinion thereon. Deloitte has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023. These reports set forth at the beginning of Part II, Item 8 if this Annual Report on Form 10-K.

 Remediation Plan for Material Weakness in Internal Control Over Financial Reporting

To remediate the material weakness described above, the Company's remediation efforts included evaluating access controls to key financial systems and implementing enhanced procedures for regular access reviews. Under the oversight of the Audit Committee, management will continue to remediate and maintain effective IT controls over impacted financial systems. These steps will include training for IT control owners, enhanced change management procedures, and improved documentation that will clearly identify management’s expectations of the control activities. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period. The Company has made progress in the remediation efforts but cannot estimate when these efforts will be completed.

The material weaknesses that were previously disclosed as of December 31, 2022 were remediated as of December 31, 2023. See “Item 9A. Controls and Procedures — Management’s Annual Report on Internal Control over Financial Reporting” and “Item 9A. Controls and Procedures — Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting” contained in the Company’s report on Form 10-K for the fiscal year ended December 31, 2022 and “Item 4. Controls and Procedures” contained in the Company’s subsequent quarterly reports on Form 10-Q during 2023, for disclosure of information about the material weaknesses that were reported as a result of the Company’s annual assessment as of December 31, 2022 and the remediation plan for that material weaknesses. As disclosed in the quarterly reports on Form 10-Q for the first three quarters of 2023, the Company has monitored the controls necessary to remediate the material weaknesses, and as of December 31, 2023, such controls were successfully tested and the material weaknesses were remediated.

 Changes in Internal Control over Financial Reporting

Other than the material weaknesses noted above, there were no changes made in our internal controls over financial reporting occurred during Fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Robin Chase	Chair of the Board since September 2021 and Director since October 2014

Robin Chase, 65, is a transportation entrepreneur. She is co-founder and former CEO of Zipcar, founded in 2000, the world’s leading car sharing network; as well as co-founder of Veniam, founded in 2012, a network company that moves terabytes of data between vehicles and the cloud. In 2019, she co-founded her first nonprofit, NUMO, a global alliance to channel the opportunities presented by new urban mobility technologies to build cities that are sustainable and just. Her book is Peers Inc: How People and Platforms are Inventing the Collaborative Economy and Reinventing Capitalism.

In addition to Ms. Chase’s position as Chair of the Tucows Board, she sat on the board of World Resources Institute from 2009 to 2022, and served on the Dutch multinational DSM’s Sustainability Advisory Board from 2016 to 2023. In the past, she served on the boards of Veniam and the Massachusetts Department of Transportation, the French National Digital Agency, the National Advisory Council for Innovation & Entrepreneurship for the US Department of Commerce, the Intelligent Transportations Systems Program Advisory Committee for the US Department of Transportation, the OECD’s International Transport Forum Advisory Board, the Massachusetts Governor’s Transportation Transition Working Group, and Boston Mayor’s Wireless Task Force.

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

Mr. Karp, 83, was with Cineplex Odeon Corporation in various positions from 1986 to 2005, retiring as Chairman and Chief Executive Officer in 2002 and as Chairman Emeritus in 2005. From 1966 to 1986, he practiced law at the law firm of Goodman and Carr LLP, where he was named partner in 1970. Mr. Karp was until 2011 a Director of Brookfield Real Estate Services Inc., where he also served on the Audit Committee and as the Chair of the Corporate Governance Committee. From 2004 to 2014, Mr. Karp was Chairman of the Board of Directors of IBI Group Inc., as well as Chairman of the Nominating, Governance and Compensation Committee. Mr. Karp is a past director of the Toronto International Film Festival Group, where he served as Chairman of the Board from 1999 to 2007 and served as Chairman of its Corporate Governance Committee from 2007 to 2012. Additionally, Mr. Karp has previously served as director of several other public corporations.

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

Mr. Gissin, 65, has served since 2010 as a managing partner in Helios Energy Investment, a renewable energy investment fund. From 2005 to 2010, Mr. Gissin served as the Chief Executive Officer of BCID Ltd., an investment company focusing on infrastructure development projects in China. From 2000 to 2005, Mr. Gissin served as the Chief Executive Officer of IP Planet Networks Ltd., an Israeli satellite communication operator providing Internet backbone connectivity and solutions to Internet Service Providers. From 1995 to 2000, Mr. Gissin was Vice President, Business Development of Eurocom Communications Ltd., a holding company that controls several telecommunications services, equipment and Internet companies in Israel.

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

Mr. Noss, 61, is our President and Chief Executive Officer and has served in such capacity since the completion of our merger with Tucows Delaware in August 2001. From May 1999 until completion of the merger in August 2001, Mr. Noss served as President and Chief Executive Officer of Tucows Delaware. Before that, from April 1997 to May 1999, Mr. Noss served as Vice President of Corporate Services of Tucows Interactive Ltd., which was acquired by Tucows Delaware in May 1999.

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

Mr. Schwartz, 61, has served as a director of Dorel Industries since 1987 and as Executive Vice President and Chief Financial Officer since 2003. Mr. Schwartz is a graduate of McGill University in Montreal and has a degree in the field of business administration.

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

Marlene Carl, 34, became Chief Financial Officer ("CFO") at CHAPTERS Group AG (formerly MEDIQON group AG) in 2021, a German publicly traded company focused on entrepreneurial and long-term investments in companies with scalable business models from a variety of sectors including a number of software companies. Prior to joining CHAPTERS Group AG in 2020, Ms. Carl worked in financing for eight years focusing on digital infrastructure in Europe from FTTH roll-outs in rural areas to data center construction for banks, including Berenberg and NIBC Bank N.V. based in Hamburg, London and Frankfurt.  Ms. Carl holds a Master of Science from Frankfurt School of Finance & Management with focus on Capital Markets.

Ms. Carl’s experience in investment management and infrastructure financing, including FTTH projects, qualify her to be a director of Tucows.

Lee Matheson	Director since September 2023

Lee Matheson, 42, has been a Partner at EdgePoint Investment Group Inc. since June of 2020. Previously, Mr. Matheson was a partner at Ewing Morris & Co., co-founder of Broadview Capital Management Inc., and portfolio manager of the Broadview Dark Horse LP, a long/short fund focused on Canadian small cap securities. Mr. Matheson has extensive public company experience having served on the boards of Echelon Financial Holdings Inc. from 2018 to 2020, RDM Corporation from 2011 to 2017, AlarmForce Industries Inc. from 2016 to 2018, WesternOne Inc. from 2016 to 2018, Medworxx Solutions Inc. from 2013 to 2015, and Strad Inc. from 2019 to 2020. Mr. Matheson has been a director of AutoCanada Inc. and Optiva Inc. since 2020 and is a Chartered Financial Analyst Charterholder.

Mr. Matheson’s experience in  investment management, financing, and SaaS businesses qualify him to be a director of Tucows.

Gigi Sohn	Director since September 2023

Gigi Sohn, 61, is the Executive Director of the American Association of Public Broadband (AAPB), a Benton Institute Senior Fellow and Public Advocate and a Distinguished Fellow at the Georgetown Law Institute for Technology Law & Policy. She is one of the nation’s leading public advocates for open, affordable and democratic communications networks. In October 2021, President Biden nominated her to serve on the Federal Communications Commission. From 2013 to 2016, Ms. Sohn was Counselor to the former Chairman of the Federal Communications Commission, Tom Wheeler. She spent the previous 12 years as Co-Founder and CEO of Public Knowledge, a leading communications and intellectual property policy advocacy organization serving the interests of consumers in Washington. Ms. Sohn was previously a Project Specialist in the Ford Foundation’s Media, Arts and Culture unit and Executive Director of the Media Access Project, the first public interest communications law firm. In 1997, President Clinton appointed Ms. Sohn to serve as a member of his Advisory Committee on the Public Interest Obligations of Digital Television Broadcasters. Ms. Sohn is a long-time advocate for LGBTQ+ equality and has served as President of the Gay and Lesbian Lawyers (now the LGBT Bar Association) of Washington, DC from 1994-1997 and was elected as the first openly LGBTQ+ member of the District of Columbia Bar Board of Governors. Ms. Sohn’s experience in telecommunications policy and regulation, and consumer interests qualify her to be a director of Tucows.

Our directors are elected annually and serve until the election or appointment and qualification of their successors or their earlier death, resignation or removal.

Executive Officers

The required information regarding our executive officers is set forth in Part I, Item 1 hereof under the caption “Information about our Executive Officers and Key Employees ” and is incorporated herein by reference.

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

Ms. Chase serves as Chair of the Board. The Board currently consists of eight directors, all of whom, except for Elliot Noss, are “independent” within the meaning of the independence requirements prescribed by the listing standards of the NASDAQ Capital Market.  The Board believes that this structure, which provides an overwhelming majority of independent directors, coupled with the Board meeting in executive session without any management directors or non-independent directors present, is an appropriate structure for Tucows’ Board. We believe that this structure provides appropriate and independent oversight by the Board. The Board regularly consults with our Chief Executive Officer, who is also a director, and our Corporate Governance, Nominating and Compensation Committee to review the various types of risk that affect Tucows and the strategies to mitigate such risks. The Board believes that this structure has been effective.

Executive Sessions of Independent Directors

A majority of the independent directors meet quarterly in executive sessions without members of our management present. Ms. Chase is responsible for chairing the executive sessions.

Policy Regarding Attendance

Directors are expected, but are not required, to attend board meetings, meetings of committees on which they serve, and shareholder meetings, and to spend the time needed and meet as frequently as necessary to discharge their responsibilities properly.  Elliot Noss attended our 2023 annual meeting of shareholders held virtually.  The remainder of the Board were available on request.

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

The Audit Committee currently consists of Mr. Schwartz (Chair), Ms. Carl, Mr. Karp and Mr. Gissin, all of whom are independent directors as prescribed by the listing standards of the NASDAQ Capital Market.

The Audit Committee held five meetings during Fiscal 2023. Each member of the Audit Committee attended at least 75% of the total number of meetings of the committee during Fiscal 2023. The Audit Committee’s purposes are to:

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

The Corporate Governance, Nominating and Compensation Committee currently consists of Ms. Chase (Chair), Mr. Karp, Ms. Sohn, and Mr. Matheson. Mr. Schwartz served on the committee until September, 2023.  Each member of our Corporate Governance, Nominating and Compensation Committee is an independent director as defined in the listing standards of the NASDAQ Capital Market and also satisfies the applicable compensation committee member independence standards as prescribed by the listing standards of the NASDAQ Capital Market and Rule 10C-1 under the Exchange Act.

The Corporate Governance, Nominating and Compensation Committee held five meetings during Fiscal 2023. Each member of the Corporate Governance, Nominating and Compensation Committee attended at least 75% of the total number of meetings of the committee during Fiscal 2023. The Corporate Governance, Nominating and Compensation Committee’s purposes are to:

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

Board Leadership Structure and Responsibilities

Our Board of Directors oversees management’s performance on behalf of our shareholders. Our Board's primary responsibilities are to (1) monitor management’s performance to assess whether we are operating in an effective, efficient and ethical manner to create value for our shareholders, (2) periodically review our long-range plans, business initiatives, cyber security matters, capital projects and budget matters and (3) approve compensation for our President and Chief Executive Officer who, with senior management, manages our day-to-day operations.

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

Board Diversity

We believe it is important that our Board is composed of individuals reflecting the diversity represented by our employees, our customers, and our communities. With the addition of Marlene Carl in 2021 and Gigi Sohn in 2023, we have expanded the diversity of our Board.  Below, we provide an enhanced disclosure regarding the diversity of our Board as required by the listing standards of the NASDAQ Capital Market.

Board Diversity Matrix (As of April 1, 2024)
Total Number of Directors	8
	Female	Male	Non- Binary	Did Not Disclose Gender
Part I: Gender Identify
Directors	3	5	0	0
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	3	5	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	1
Did Not Disclose Demographic Background	0

Board Diversity Matrix (As of March 15, 2023)
Total Number of Directors	7
	Female	Male	Non- Binary	Did Not Disclose Gender
Part I: Gender Identify
Directors	2	5	0	0
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	2	5	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Did Not Disclose Demographic Background	0

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

The table below shows all compensation paid to each of our non-employee directors during 2023. Each of the directors listed below served for the entire year except for Lee Matheson and Gigi Sohn, who joined in September 2023.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)(2)	Total ($)
(a)	(b)	(d)	(h)
Allen Karp	$54,000	$27,211	$81,211
Brad Burnham (3)	22,500	-	22,500
Erez Gissin	42,000	27,211	69,211
Gigi Sohn	11,455	51,065	62,520
Jeffrey Schwartz	60,091	27,211	87,302
Lee Matheson	10,000	51,065	61,065
Marlene Carl	32,000	49,947	81,947
Robin Chase	64,500	27,211	91,711
	$296,546	$260,921	$557,467

(1)	The amounts reported in this column represent the aggregate grant date fair value of the option grants calculated in accordance with the FASB Accounting Standards Codification (“ASC”) 718 and based on the Black-Scholes option-pricing model using the same assumptions that are set forth in “Note 16 – Stock Option Plans” of the Notes to the Consolidated Financial Statements including Part II, Item 8 of this Annual Report. Under the 2006 Plan, these options vest one year after the grant date and have a five-year term.
(2)

On September 7, 2023, each of our re-elected non-employee directors at the time were awarded automatic formula option grants with an exercise price of $19.78 and a grant date fair value of $7.26; directors newly elected to the Board at the Company's annual meeting, Ms. Sohn and Mr. Matheson, were awarded automatic formula option grants of 4,375 shares with an exercise price of $19.78 and a grant date fair value of $7.26 in connection with becoming a director. On November 2, 2023, Ms. Carl was awarded an automatic formula option grant of 3,750 with an exercise price of $16.47 and a grant date fair value of $6.06 in connection to Ms. Carl's appointment to the Audit Committee. On November 17, 2023, Ms. Sohn was awarded an automatic formula option grant of 2,500 options with an exercise price of $21.07 and a grant date fair value of $7.73 in connection with Ms. Sohn's appointment to the Corporate Governance, Nomination and Compensation Committee. On November 17, 2023, Ms. Matheson was awarded an automatic formula option grant of 2,500 options with an exercise price of $21.07 and a grant date fair value of $7.73 in connection with Mr. Matheson's appointment to the Corporate Governance, Nomination and Compensation Committee.  The aggregate number of option awards outstanding at December 31, 2023 is as follows for each of the following non-employee directors: 22,500 for Mr. Karp;  22,500 for Mr. Gissin; 6,875 for Ms. Sohn; 22,500 for Mr. Schwartz; 6,875 for Mr. Matheson; 15,625 for Ms. Carl; and 22,500 for Ms. Chase.

(3)	Mr. Burnhan did not stand for re-election during the Company's 2023 meeting of the shareholders.

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

We believe that, under the SEC’s rules and based solely upon our review of the copies of the Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons, any such reports have been filed in a timely manner with the following exceptions: The Form 4's filed September 18, 2023 for the grants of options to each of Mr. Matheson and Ms. Sohn with a transaction date of September 7, 2023; and the Form 4's filed on July 5, 2023 for the grants of options for executives (Messrs. Nos, Singh, Woroch, Fausett, and Koenig) with a transaction date of June 29, 2023; and the Form 4 filed on February 28, 2024 for the grant of options to Mr. Matheson with a transaction date of November 16, 2023.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Philosophy

We recognize that our success depends to a great degree on the integrity, knowledge, imagination, skill, diversity and teamwork of our employees. To this end, attracting and retaining the level of executive talent we need to be successful in accomplishing our mission of providing simple useful services that help people unlock the power of the Internet is a key objective of our executive compensation program. Our executive compensation program is designed to ensure we have the talent we need to maintain our current high-performance standards and grow our business for the future. As such, we aim to provide competitive compensation packages for all our key positions, including our Named Executive Officers (“NEOs”) that are guided by market rates and tailored to account for the specific needs and responsibilities of the particular position as well as the performance and unique qualifications of the individual employee. For Fiscal 2023, our NEO's included Messrs. Noss, Singh, Reilly, Woroch and Fausett.

This Compensation Discussion and Analysis (“CD&A”) provides comprehensive information about our executive compensation program for our Fiscal 2023 NEOs, who are listed below, and provides context for the decisions underlying the compensation reported in the executive compensation tables in this Annual Report. Our NEOs are:

Elliot Noss	President and CEO, Tucows Inc. and Ting
Davinder Singh	Chief Financial Officer (“CFO”)
Justin Reilly	Chief Executive Officer, Wavelo
David Woroch	Chief Executive Officer, Tucows Domains
Bret Fausett	Chief Legal Officer & Vice-President, Regulatory Affairs

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
Short-Term Incentive Bonus

Annual variable cash compensation based on the achievement of pre- established annual performance measures, for Fiscal 2022, these were based on parent company Adjusted EBITDA for Compensation and starting Fiscal 2023, these were based on balanced scorecards for each business which include a mix of performance measures tailored to each business segment

Provides competitive short- term incentive opportunities for our executives to earn annual cash bonuses based on performance objectives that, if attained, can reasonably be expected to (i) promote our business and strategic objectives and (ii) correspond to those paid to similarly-situated and comparably skilled executives at peer companies

• Company performance measures • Service performance measures
Stock Options Grants

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

At the 2023 Annual Meeting, a majority of our stockholders approved, as recommended by our Board, a proposal for our stockholders to be provided with the opportunity to cast a non-binding advisory vote on compensation of our NEOs every three years. Our Board believed that this frequency would be appropriate as a triennial vote would provide the Company with sufficient time to engage with stockholders to understand and respond to the “say-on-pay” vote results and to put in place any changes to the Company’s compensation program as a result of such discussions, if necessary. The next stockholder advisory (non-binding) vote on executive compensation will be held at our 2026 Annual Meeting.

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

In Fiscal 2023, due to the Corporate Governance, Nominating and Compensation Committee's reassessment and the realignment of Tucows' operating segments in 2022, annual cash incentive bonuses were structured based on balanced scorecards for each business segment, including specific performance measures. Notably, bonuses were distributed semi-annually; of the first installment, 50% was paid in Company common stock, effectively meaning a quarter of the annual bonus was issued in stock. This procedure was unique to Fiscal 2023 and does not indicate a permanent policy shift.

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

For the incentive bonus component, achievement of established targets for each NEO will equate to 100% of the bonus being paid. Where 75% of an established target is achieved (“floor level”) this will result in 50% of the bonus being paid. Below the floor level no bonus is payable. In those cases, where achievement is between the floor level and the established target, straight-line interpolation is applied from the established target levels.

The table below summarizes the 2023 and 2024 incentive bonus opportunities for our NEOs.

Unaudited
	2024		2023
Named Officer	Target incentive Bonus Opportunity(1)	Basis for Target incentive Bonus for 2024	Target incentive Bonus Opportunity(1)	Basis for Target incentive Bonus for 2023
Elliot Noss	$490,686	50% Ting targets, 20% Wavelo targets and 30% Tucows Domains targets	$362,859	50% Ting targets, 30% Wavelo targets and 20% Tucows Domains targets
Davinder Singh	$181,176	50% Ting targets, 25% Wavelo targets and 25% Tucows Domains targets	$153,277	50% Ting targets, 15% Wavelo targets and 35% Tucows Domains targets
Justin Reilly	$355,104	100% Wavelo targets	$347,343	100% Wavelo targets
David Woroch	$181,176	100% Domain Services targets	$157,064	100% Domain Services targets
Bret Fausett	$210,000	50% Ting targets, 25% Wavelo targets and 25% Tucows Domains targets	$158,828	50% Ting targets, 15% Wavelo targets and 35% Tucows Domains targets

(1)

All dollar amounts below are shown U.S. dollars. Amounts payable in Canadian dollars for 2023 have been converted into U.S. dollars based upon the exchange rate of 1.3500 Canadian dollars for each U.S. dollar, the average OANDA exchange rate for 2023 as at December 31, 2023. Amounts payable in Canadian dollars during the 2023 fiscal year have been converted into U.S. dollars based upon the exchange rate of 1.338 Canadian dollars for each U.S. dollar, which represents the year-end exchange rate as at December 31, 2023

Our Corporate Governance, Nominating and Compensation Committee met in March 2024 and determined the achievement of the financial objectives applicable under the management incentive compensation plan for 2023 had been partially achieved.

In connection with the Corporate Governance, Nominating and Compensation Committee’s annual review process, the Committee also approved a new set of performance goals under our management incentive compensation plan for Fiscal 2024 and decided not to increase the incentive bonus target opportunity for our NEOs.

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

The Company granted Ting Subsidiary Options to certain NEOs on January 16, 2023. The Ting Equity Compensation Plan (ECP) includes private subsidiary stock which have been established for the benefit of the employees, officers, directors and certain consultants of Ting. The Ting stock options were introduced in order to provide variable compensation that helps retain executives and ensures that our executives' interests are aligned with those stakeholders of the business to grow the long-term value. The maximum number of Ting common units that have been set aside for issuance under the plan is 10 million units, currently there are 100 million common units outstanding. Generally, options issued under the ECP vest over a four-year period and have a term not exceeding seven years. Compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of share-based instrument at the time of the grant and are recognized as expense over the vesting period of the share-based instrument. No Company Option grants have yet been awarded for Fiscal 2024.

In connection with its annual review process, the Corporate Governance, Nominating and Compensation Committee approved, effective June 29, 2023, the following Company Option awards to our NEOs. These options vest in equal installments on each of the first four anniversaries of the grant date, generally subject to the NEO’s continued employment with us.

The following table sets forth the number of Company Options granted in Fiscal 2023 and their corresponding aggregate grant date fair value as of December 31, 2023.

Name	Number of Company Options	Aggregate Grant Date Fair Value (US Dollars)

Elliot Noss	5,000	$55,815
Davinder Singh	5,000	$55,815
Justin Reilly	-	-
David Woroch	5,000	$55,815
Bret Fausett	3,500	$39,070

The following table sets forth the number of Subsidiary Options granted in Fiscal 2023 and their corresponding aggregate grant date fair value as of December 31, 2023

Name	Number of Subsidiary Options	Aggregate Grant Date Fair Value (US Dollars)

Elliot Noss	2,000,000	$201,700
Davinder Singh	50,000	$5,043
Bret Fausett	50,000	$5,043

During Fiscal 2023 options exercised and vested for our named executive officers were as follows:

Name	Company options exercised during Fiscal 2023	Company options vested during Fiscal 2023	Subsidiary options exercised during Fiscal 2023	Subsidiary options vested during Fiscal 2023 Wavelo	Subsidiary options vested during Fiscal 2023 Ting

Elliot Noss	-	4,750	-	500,000	945,945
Davinder Singh	-	3,625	-	75,000	23,648
Justin Reilly	-	5,063	-	2,250,000	-
David Woroch	-	4,625	-	-	-
Bret Fausett	-	3,625	-	75,000	23,648

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

Submitted by the following members of the Corporate Governance, Nominating and Compensation Committee:

Robin Chase (Chair) Allen Karp Gigi Sohn

Summary Compensation Table

The following Summary Compensation table provides a summary of the compensation earned by our NEOs, comprising our Chief Executive Officer, our Chief Financial Officer, and our next three most highly compensated executive officers for services rendered in all capacities during 2023. Specific aspects of this compensation are dealt with in further detail in the tables that follow. All dollar amounts below are shown in U.S. dollars. If necessary, amounts that were paid in Canadian dollars during Fiscal 2023 were converted into U.S. dollars based upon the exchange rate of 1.300 Canadian dollars for each U.S. dollar, which represents the average exchange rate for 2023.

Name and Principal Position	Year	Salary ($)	Bonus (1)(2) ($)	Option Awards (3) ($)	All Other Compensation (4) ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Elliot Noss	2023	$444,275	$383,666	$55,815	$210,372	$1,094,128
President and Chief Executive Officer of Tucows and Ting	2022	409,156	281,452	73,781	495,571	1,259,960
	2021	397,112	242,240	125,719	8,379	773,450

Davinder Singh	2023	281,859	157,828	55,815	16,920	512,421
Chief Financial Officer	2022	269,447	137,816	73,781	176,012	657,056
	2021	260,840	112,162	125,719	7,182	505,903

Justin Reilly	2023	581,085	348,652	-	1,482	931,219
Chief Executive Officer, Wavelo	2022	603,031	361,818	73,781	2,196,080	3,234,710
	2021	317,128	114,166	100,575	1,197	533,066

David Woroch	2023	287,894	161,002	55,815	7,041	511,752
Chief Executive Officer, Tucows Domains	2022	282,553	144,308	147,561	6,701	581,123
	2021	269,165	134,584	100,575	7,182	511,506

Bret Fausett	2023	321,760	167,290	39,070	17,913	546,034
Chief Legal Officer and Vice-President, Regulatory Affairs	2022	286,436	120,578	73,781	73,164	553,959
	2021	274,461	98,806	125,719	-	498,986

(1)	Represents bonus earned under our incentive programs during the fiscal years ended December 31, 2023, 2022 and 2021.

Of the 2023 amount, the following amounts will be paid in March 2024 (unaudited):

Elliot Noss	$174,887
Davinder Singh	$74,942
Justin Reilly	$106,531
David Woroch	$84,585
Bret Fausett	$79,883

Of the 2022 amount, the following amounts were paid in February 2023 (unaudited):

Elliot Noss	$107,611
Davinder Singh	$50,389
Justin Reilly	$233,839
David Woroch	$57,441
Bret Fausett	$45,773

Of the 2021 amount, the following amounts were paid in February 2022 (unaudited):

Elliot Noss	$104,902
Davinder Singh	$48,646
Justin Reilly	$49,233
David Woroch	$59,539
Bret Fausett	$43,403

(2)	On August 14, 2023 the NEOs received grants of common stock of the Company in lieu of a portion of their cash bonuses.

(3)

Represents the aggregate grant date fair value of such Company Options, calculated in accordance with FASB ASC 718. Please see “Note 16– Stock Option Plans” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, for a discussion of the assumptions underlying these calculations.

(4)	Amounts reported in this column are comprised of the following items:

Unaudited
		Additional
		Health	Car	One-Time	Subsidiary	Retirement	All Other
		Spending	Allowance	Payment	Stock Options (1)	Allowance	Compensation
	Year	Credits ($)	($)	($)	($)	($)	($)
Elliot Noss	2023	$2,001	$6,671	$-	$201,700	$-	$210,372
	2022	1,154	6,656	-	487,761	-	495,571
	2021	1,197	7,182	-	-	-	8,379

Davinder Singh	2023	-	5,559	-	5,043	6,318	16,920
	2022	1,154	5,547	96,147	73,164	-	176,012
	2021	1,197	5,985	-	-	-	7,182

Justin Reilly	2023	1,482	-	-	-	-	1,482
	2022	1,154	-	-	2,194,926	-	2,196,080
	2021	1,197	-	-	-	-	1,197

David Woroch	2023	1,482	5,559	-	-	-	7,041
	2022	1,154	5,547	-	-	-	6,701
	2021	1,197	5,985	-	-	-	7,182

Bret Fausett	2023	-	-	-	5,043	12,870	17,913
	2022	-	-	-	73,164	-	73,164
	2021	-	-	-	-	-	-

(1)	Represents the aggregate grant date fair value of such Subsidiary Options, calculated in accordance with FASB ASC 718. Please see “Note 16– Stock Option Plans” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, for a discussion of the assumptions underlying these calculations.

Executive Pay Ratio

In August 2015 pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer (‟PEO”). The Company’s PEO is Mr. Noss. The annual total compensation for fiscal year 2023 for our PEO was $1,093,640, and for the median employee was $60,937. The resulting ratio of our PEO’s pay to the pay of our median employee for fiscal year 2023 is 18 to 1.

The measurement was prepared as of December 31, 2023 based on active employees as at that date and total compensation for the annual period then ended. The Company utilized tax records to determine the total annual compensation based on gross employment income for each individual Form W-2 or equivalent for our international subsidiaries. Gross employment income includes salaries, bonus, company medical benefits, car allowance and benefits from exercise of stock-options. We determined the compensation of our median employee (i) by calculating the annual total compensation described above for each of our employees, (ii) ranking the annual total compensation of all employees except for the PEO from lowest to highest and (iii) determining the Median Employee. The Median Employee’s Fiscal 2023 compensation was then determined in a manner consistent with the Summary Compensation Table above and compared to the PEO to derive the ratio.

Grants of Plan-Based Awards

The following table sets forth information concerning Company plan-based awards granted to our NEOs in 2023:

		Estimated future payouts under non-equity incentive plan awards(1)			All other stock awards: Number of shares of stock or units (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Elliot Noss	6/29/2023	$181,429	$362,859	$362,859	5,000	$26.78	$55,815
Davinder Singh	6/29/2023	76,638	153,277	153,277	5,000	26.78	55,815
Justin Reilly	-	173,672	347,343	347,343	-	-	-
David Woroch	6/29/2023	78,532	157,064	157,064	5,000	26.78	55,815
Bret Fausett	6/29/2023	79,414	158,828	158,828	3,500	26.78	39,070

(1)

The amounts represent the range of payouts under the 2023 Annual Cash Incentive Bonus plan assuming the achievement of corporate and individual performance targets as further described in "Annual Cash Incentive Bonuses." Amounts above reflect adjustment for any changes in base pay and resulting target bonus percentage during 2023.

(2)	Represents the grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see “Note 16 – Stock Option Plans” of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, for a discussion of the assumptions underlying these calculations.

The following table sets forth information concerning Subsidiary plan-based awards granted to our NEOs in 2023:

Name	Grant date	All other option awards: Number of shares underlying Subsidiary Options	Exercise or base price of Subsidiary Option awards	Grant date fair value of Subsidiary Option awards (1)
Elliot Noss	1/16/2023	2,000,000	$6.00	$201,700
Davinder Singh	1/16/2023	50,000	$6.00	$5,043
Justin Reilly		-	-	-
David Woroch		-	-	-
Bret Fausett	1/16/2023	50,000	$6.00	$5,043

(1)

Represents the grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see “Note 16 – Stock Option Plans” of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, for a discussion of the assumptions underlying these calculations.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning Company Stock Options held by the named executive officers as of December 31, 2023:

Name	Number of Securities Underlying Unexercised Company Options (#) Exercisable	Number of Securities Underlying Unexercised Company Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Elliot Noss	4,500	-	$64.10	6/4/2025
	4,500	-	62.12	5/27/2026
	3,375	1,125	60.01	5/27/2027
	2,500	2,500	79.44	5/11/2028
	1,250	3,750	41.97	6/16/2029
	-	5,000	26.78	6/29/2030
	16,125	12,375

Davinder Singh	2,000	-	$55.65	7/23/2024
	2,250	-	64.10	6/4/2025
	2,250	-	62.12	5/27/2026
	1,687	563	60.01	5/27/2027
	2,500	2,500	79.44	5/11/2028
	1,250	3,750	41.97	6/16/2029
	-	5,000	26.78	6/29/2030
	11,937	11,813

Justin Reilly	9,000	-	$55.19	9/16/2026
	1,687	563	60.01	5/28/2027
	2,000	2,000	79.44	5/12/2028
	1,250	3,750	41.97	6/17/2029
	13,937	6,313

David Woroch	2,250	-	$64.10	6/4/2025
	2,250	-	62.12	5/27/2026
	1,687	563	60.01	5/27/2027
	2,000	2,000	79.44	5/11/2028
	2,500	7,500	41.97	6/16/2029
	-	5,000	26.78	6/29/2030
	10,687	15,063

Bret Fausett	5,000	-	$53.20	9/3/2024
	561	-	64.10	6/5/2025
	1,124	-	62.12	5/28/2026
	843	281	60.01	5/28/2027
	1,249	1,249	79.44	5/11/2028
	625	1,875	41.97	6/16/2029
	-	1,742	26.78	6/29/2030
	9,402	5,147

The stock options grants listed in the above table were issued under our 2006 Plan.

Under the 2006 Plan, these options primarily vest over a period of four years and have a 7-year term. These options are not exercisable for one year after the grant. Thereafter they become exercisable at the rate of 25% per annum, becoming fully exercisable after the fourth year.

The following table sets forth information concerning subsidiary stock options held by the named executive officers as of December 31, 2023:

Name	Number of Securities Underlying Unexercised Subsidiary Options (#) Exercisable		Number of Securities Underlying Unexercised Subsidiary Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
	Wavelo	Ting	Wavelo	Ting

Elliot Noss	500,000	-	500,000	-	1.27	11/8/2029
	-	945,945	-	1,054,055	6.00	1/15/2030
	500,000	945,945	500,000	1,054,055

Davinder Singh	75,000	-	75,000	-	1.27	11/8/2029
	-	23,648	-	26,352	6.00	1/15/2030
	75,000	23,648	75,000	26,352

Justin Reilly	2,250,000	-	2,250,000	-	1.27	11/8/2029
	2,250,000	-	2,250,000	-

Bret Fausett	75,000	-	-	-	1.27	11/8/2029
	-	23,648	-	1,352	6.00	1/15/2030
	75,000	23,648	-	1,352

The stock option grants listed in the above table were issued under the Wavelo, Inc. 2022 Equity Compensation Plan ("Wavelo ECP") and the 2022 Ting Equity Compensation Plan ("Ting ECP") adopted in 2022 and 2023 respectively.

Under the Wavelo ECP, these options primarily vest over a period of three years and have a 7-year term. For the initial grants under the plan, the first 25% became exercisable within three months and vesting ratably monthly thereafter, after the third year.

Under the Ting ECP, these options primarily vest over a period of four years and have a 10-year term.

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

Unaudited
Elliot Noss (1)		Termination	Change in
	2023	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)		$963,534	$2,963,534
Bonus Plan (3)		832,083	832,083
Acceleration of Unvested Equity Awards (4)		-	-

Benefits (5)
Car Allowance		13,341	13,341
Healthcare Flexible Spending Account		4,002	4,002

		$1,812,960	$3,812,960

Unaudited
Davinder Singh (1)		Termination	Change in
	2023	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)		321,178	-
Bonus Plan (3)		179,845	-
Acceleration of Unvested Equity Awards (4)		-	-

Benefits (5)
Car Allowance		6,022	-
Healthcare Flexible Spending Account		-	-

		$507,045	$—

Unaudited
Bret Fausett (1)		Termination	Change in
	2023	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)		$350,000	$-
Bonus Plan (3)		181,973	-
Acceleration of Unvested Equity Awards (4)		-	-

Benefits (5)
Car Allowance		-	-
Healthcare Flexible Spending Account		-	-

		$531,973	$—

Unaudited
Justin Reilly (1)	Termination	Change in
	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)	$484,238	$-
Bonus Plan (3)	290,543	-
Acceleration of Unvested Equity Awards (4)	-	-

Benefits (5)
Car Allowance	-	-
Healthcare Flexible Spending Account	1,235	-

	$776,016	-

Unaudited
David Woroch (1)	Termination	Change in
	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)	$592,944	$-
Bonus Plan (3)	331,597	-
Acceleration of Unvested Equity Awards (4)	-	-

Benefits (5)
Car Allowance	11,118	-
Healthcare Flexible Spending Account	2,965	-

	$938,624	$-

(1)	For the purpose of the table we assumed an annual base salary at the executive’s level as of December 31, 2023.
(2)

Severance for Mr. Noss is compensation for one year plus one-month additional compensation for each completed year of service.  Total compensation is capped at 24 months. For Messrs. Singh, Fausett, Reilly and Woroch, severance compensation is for six months plus one-month additional compensation for each completed year of service. Total compensation is capped at 24 months.

(3)	For the purpose of the table we assumed that the annual incentive bonus target as of December 31, 2023 had been achieved and that no overachievement bonus or special bonuses would be payable.
(4)

For purposes of the above table, we have assumed that if we terminate Mr. Noss without cause all his unvested options vest automatically and that for Messrs. Singh, Fausett, Reilly and Woroch, their options continue to vest through any severance period. On a change in control we have assumed that all unvested options for Mr. Noss vest automatically and that for Messrs. Singh, Fausett, Reilly and Woroch, their options continue to vest through and until the end of any severance period. Amounts disclosed in this table equal the closing market value of our common stock as of December 31, 2023, minus the exercise price, multiplied by the number of unvested shares of our common stock that would vest. The closing market value of our common stock on December 31, 2023 was 27.00.

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

Compensation Committee Interlocks and Insider Participation

The members of the Corporate Governance, Nominating and Compensation Committee of our Board during 2023 were Ms. Chase (Chair), Mr. Karp, Mr. Schwartz (until November 2023), Ms. Sohn (beginning November 2023) and Mr. Matheson (beginning November 2023). To ensure that our compensation policies are administered in an objective manner, our Corporate Governance, Nominating and Compensation Committee is comprised entirely of independent directors. None of the members of our Corporate Governance, Nominating and Compensation Committee has ever been an officer or employee of the Company or its subsidiaries. None of our executive officers serves as a member of the Board or compensation committee of any entity that has one or more executive officers on our Board or Corporate Governance, Nominating and Compensation Committee.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock, as of April 1, 2024, by each of our directors and NEOs, as well as by all of our directors and executive officers as a group. The information on beneficial ownership in the table and related footnotes is based upon data furnished to us by, or on behalf of, the persons referred to in the table. Unless otherwise indicated in the footnotes to the table, each person named has sole voting power and sole investment power with respect to the shares included in the table.

Unaudited
	Beneficial Ownership of Company Stock
Name	Company Stock Beneficially Owned Excluding Options		Company Stock Options Exercisable within 60 Days of April 1, 2024	Total Common Stock Beneficially Owned	Percent of Class(1)
Elliot Noss
96 Mowat Avenue Toronto, Ontario, Canada	685,680	(2)	17,375	703,055	6.4%
Davinder Singh	8,082	(5)	13,187	21,269	*
Justin Reilly	1,944		14,937	16,881	*
David Woroch	125,348	(3)	11,687	137,035	1.3%
Bret Fausett	31,695	(6)	10,652	42,347	*
Robin Chase	29,172		18,750	47,922	*
Erez Gissin	17,887		18,750	36,637	*
Jeffrey Schwartz	12,375		18,750	31,125	*
Allen Karp	18,014	(4)	18,750	36,764	*
Marlene Carl	18		8,125	8,143	*
Gigi Sohn	-		-	-	*
Lee Matheson	-		-	-	*
All directors and executive officers as a group (12 persons)	930,215		150,963	1,081,178	11.6%

*	Less than 1%.

(1)	Based on 10,928,623 shares outstanding as of March 27, 2024, and stock options exercisable within 60 days of April 1, 2024.

(2)

Includes an aggregate of 122,309 shares of common stock that are held in Mr. Noss’s RRSP accounts. Includes 1,639 shares of common stock that are held in Mr. Noss’s TFSA account. Includes 2,470 shares held by Mr. Noss's spouse, for which Mr. Noss disclaims ownership, and 38,968 shares of common stock that are held in Mr. Noss’s former spouses name, over which he has voting power only, pursuant to a separation agreement of 2013. Includes 514,951 shares of Common Stock that are subject to a loan and pledge arrangement entered into by Mr. Noss in order to satisfy the required Canadian taxes and exercise price due in connection with the exercise of expiring options.

(3)	Includes 54,984 shares of common stock that are held in Mr. Woroch’s RRSP account and 10,750 shares of common stock held in his wife’s RRSP account.

(4)	Includes 3,000 shares of common stock that are held directly by Mr. Karp’s wife.

(5)	Includes 319 shares held in Mr. Singh's Deferred Profit Sharing Plan (DPSP) account.

(6)	Includes 590 shares held in Mr. Fausett's 401(K) retirement savings plan.

Share Ownership of Certain Beneficial Owners

The following table sets forth information with respect to each shareholder known to us to be the beneficial owner of more than 5% of our outstanding common stock as ofApril 1, 2024 except for Mr. Noss, whose beneficial ownership of shares is described in the table above.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)

Edgepoint Investment Group, Inc.	2,106,165	(3)	19.3%
150 Bloor Street West, Suite 500
Toronto, Ontario, Canada, M5S 2X9

Investmentaktiengesellschaft fuer langfristige Invetoren TGV	2,013,932	(2)	18.5%
Ruengsdorfer Str. 2e
53173 Bonn, Germany

Blacksheep Fund Management Limited	915,154	(4)	8.4%
Rock House, Main Street, Blackrock, Co
Dublin, Ireland A94 YY39

BlackRock, Inc.	706,631	(5)	6.5%
55 East 52nd Street
New York, NY 10055

The Vanguard Group	694,231	(6)	6.4%
100 Vanguard Blvd.

(1)	Based on 10,928,623 shares outstanding as of March 27, 2024.

(2)

Investmentaktiengesellschaft fuer langfristige Invetoren TGV has sole dispositive power and sole voting power over 2,013,932 shares of common stock. This information is based solely on a review of a Schedule 13G filed with the SEC on February 13, 2024 by Investmentaktiengesellschaft fuer langfristige Invetoren TGV.

(3)

Edgepoint Investment Group, Inc. has sole dispositive power and sole voting power over 1,947,291 shares of common stock, and shared dispositive and shared voting power over 158,874 shares of common stock. This information is based solely on a review of a Schedule 13G filed with the SEC on February 14, 2024 by Edgepoint Investment Group, Inc.

(4)

Blacksheep Fund Management Ltd. has shared voting power and shared dispositive power over 915,154 shares of common stock. This information is based solely on a review of a Schedule 13D/A filed with the SEC on January 17, 2024 by Blacksheep Fund Management Limited.

(5)

Blackrock Inc. has sole voting power over 696,183 shares of common stock and sole dispositive power over 706,631 shares of common stock. This information is based solely on a review of a Schedule 13G filed with the SEC on January 29, 2024 by Blackrock Inc.

(6)

The Vanguard Group has sole dispositive power over 681,730 shares of common stock, shared dispositive power over 12,501 shares of common stock, and shared voting power over 9,079 shares of common stock. This information is based solely on a review of a Schedule 13G filed with the SEC on February 13, 2024 by The Vanguard Group.

Equity Compensation Plan Information

 The following table provides information for our Company equity compensation plans as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding Company Options, warrants and rights (#)	Weighted average exercise price of outstanding Company Options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2006 Equity Compensation Plan	1,126,382	$54.82	1,028,584
Equity compensation plans not approved by security holders	-	-	-
Total	1,126,382	$54.82	1,028,584

 The following table provides information for our Wavelo equity compensation plans as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding Subsidiary Options, warrants and rights (#)	Weighted average exercise price of outstanding Subsidiary Options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2022 Wavelo Equity Compensation Plan	16,333,233	$1.28	3,676,767
Equity compensation plans not approved by security holders	-	-	-
Total	16,333,233	$1.28	3,676,767

The following table provides information for our Ting equity compensation plans as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding Subsidiary Options, warrants and rights (#)	Weighted average exercise price of outstanding Subsidiary Options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2023 Ting Equity Compensation Plan	7,504,269	$6.00	2,495,731
Equity compensation plans not approved by security holders	-	-	-
Total	7,504,269	$6.00	2,495,731

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

Director Independence

Our Board has determined that each of Messrs. Karp, Gissin, Matheson, and Schwartz, Ms. Chase, Ms. Carl, and Ms. Sohn are independent directors, as prescribed by the listing standards of the NASDAQ Capital Market. In this Annual Report, each of these seven directors are referred to individually as an “independent director” and collectively as the “independent directors”. In addition, our Board has determined that each member of our Audit Committee satisfies the applicable audit committee independence standards as prescribed by the listing standards of the NASDAQ Capital Market and Rule 10A-3 under the Exchange Act, and that each member of our Corporate Governance, Nomination and Compensation Committee satisfies the applicable compensation committee member independence standards as prescribed by the listing standards of the NASDAQ Capital Market and Rule 10C-1 under the Exchange Act.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of Deloitte LLP for the year ended December 31, 2023 and KPMG LLP for the year ended December 31, 2022 are set forth below:

	2023 Fees	2022 Fees
Audit Fees (1)	$566,000	$789,000
Tax Fees (2)	51,000	74,000
All Other Fees (3)	-	32,000
Total Fees	$617,000	$895,000

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.           Financial Statements.  The financial statements listed in the accompanying index to consolidated financial statements and condensed financial statements of Tucows Inc. are filed as part of this Annual Report on Form 10-K.

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

97.1#	Compensation Recoupment Policy of Tucows Inc., dated November 17, 2023.

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

10.7	Amended and Restated Senior Secured Credit Agreement, dated as of June 14, 2019, by and among Tucows.com Co., Ting Fiber, Inc., Ting, Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, as Borrowers, Tucows, Inc., as parent, Royal Bank of Canada, as Administrative Agent, and Royal Bank of Canada, Bank of Montreal, Bank of Nova Scotia, HSBC Bank Canada and Canadian Imperial Bank of Commerce, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on June 18, 2019).

Exhibit No.	Description

10.8	Amending Agreement No. 1, dated as of November 27, 2019, to the Amended and Restated Senior Secured Credit Agreement, dated as of June 14, 2019 (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on December 4, 2019).

10.9	Second Amended and Restated Senior Secured Credit Agreement, dated as of October 26, 2021, by and among Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows' Current Report on Form 8-K, as filed with the SEC on November 18, 2021).

10.10	Asset Purchase Agreement, dated as of August 1, 2020, by and between Tucows Inc., and DISH WIRELESS L.L.C. (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Quarterly Report on Form 10-Q on November 5, 2020).

10.11	Mobile Virtual Network Enabler (“MVNE”) Master Services Agreement, dated as of August 1, 2020, by and between Ting Inc., and DISH WIRELESS L.L.C (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Quarterly Report on Form 10-Q on November 5, 2020).

10.12	Third Amended and Restated Senior Secured Credit Agreement, dated as of August 8, 2022, by and among Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, Wavelo Inc., as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders (Incorporated by reference to Exhibit 10.3 filed with Tucows Quarterly Report on Form 10-Q on November 3, 2022).

10.13	Amending Agreement No. 1 to the Third Amended and Restated Senior Secured Credit Agreement, dated as of November 2, 2022, by and among Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, Wavelo, Inc. as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders. (Incorporated by Reference to Exhibit 10.13 filed with Tucows' Quarterly Report on Form 10-K on March 15, 2023)

10.14	Amending Agreement No. 2 to the Third Amended and Restated Senior Secured Credit Agreement, dated as of March 14, 2023, by and among Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, Wavelo, Inc. as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders. (Incorporated by Reference to Exhibit 10.14 filed with Tucows' Quarterly Report on Form 10-K on March 15, 2023)

10.15	Series A Preferred Unit Purchase Agreement, dated as of August 8, 2022, by and among Ting Fiber, LLC, a Delaware limited liability company and Generate TF Holdings, LLC (Incorporated by Reference to Exhibit 10.4 filed with Tucows' Quarterly Report on Form 10-Q on November 3, 2022).

10.16	Wavelo, Inc. 2022 Equity Compensation Plan (September 22, 2022) (Incorporated by Reference to Exhibit 10.16 filed with Tucows' Quarterly Report on Form 10-K on March 13, 2023)

10.17	Ting Fiber, LLC 2022 Equity Compensation Plan (December 15, 2022) (Incorporated by Reference to Exhibit 10.17 filed with Tucows' Quarterly Report on Form 10-K on March 13,2023)

10.18	Credit Agreement, dated as of September 22, 2023, by and among, Tucows Inc. and its wholly owned subsidiaries, Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Wavelo Inc., and Tucows (Emerald), LLC, Bank of Montreal as Agent and other parties thereto (Incorporated by References to Exhibit 10.1 filed with Tucows' Current Report on Form 8-K, as filed with the SEC on September 25, 2023).

Exhibit No.	Description

21.1#	Subsidiaries of Tucows Inc.

23.1#	Consent of Deloitte LLP, Independent Registered Public Accounting Firm.

23.2#	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1#	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2#	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1†	Chief Executive Officer’s Section 1350 Certification.

32.2†	Chief Financial Officer’s Section 1350 Certification.

101.INS#	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH#	Inline XBRL Taxonomy Extension Schema

101.CAL#	Inline XBRL Taxonomy Extension Calculation

101.DEF#	Inline XBRL Taxonomy Extension Definition

101.LAB#	Inline XBRL Taxonomy Extension Labels

101.PRE#	Inline XBRL Taxonomy Extension Presentation

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

*	Management or compensatory contract.
#	Filed herewith.
†	Furnished herewith.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Tucows Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tucows Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tucows Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as at and for the year ended December 31, 2023 of the Company and our report dated April l, 2024, expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: Ineffective information technology general controls specifically associated with user access and program change management controls. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte LLP

Chartered Professional Accountants

Licensed Public Accountants

Toronto, Canada

April 1, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Tucows Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tucows Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows, for the year ended December 31, 2023, and the related notes and the schedule of the Condensed Financial Statements of Tucows Inc. (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2024, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue — Refer to notes 11 and 21 to the financial statements

Critical Audit Matter Description

The Company’s revenues are derived from (a) the provisioning of retail fiber internet services, through Ting, (b) software solutions and professional services through Wavelo; and from (c) domain name registration contracts, other domain related value-added services, domain sale contracts, and other advertising revenue through Tucows Domains Services (“Tucows Domains”).

Given the Company’s process to record revenue for Ting and Tucows Domains is highly dependent on information technology systems (“IT systems”), and is impacted by the material weakness identified by management as described in Management’s Annual Report on Internal Control over Financial Reporting, we identified the evaluation of the nature and sufficiency of audit evidence over revenue as a critical audit matter, as it required an especially high level of auditor judgment. Auditing revenue resulted in an increased extent of audit effort and the nature of audit procedures were designed to obtain and evaluate audit evidence outside of the IT systems.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue for Ting and Tucows Domains, taking into account ineffectiveness of certain key IT general controls, included the following, among others:

●	Reconciled the extract of revenue transactions from the billing systems to the general ledger;
●

For a sample of revenue transactions from the general ledger, obtained and inspected source documents, including contracts, invoices, proof of service, subsequent cash receipts, and history of customer payments where applicable; and

●	For a sample of Tucows Domains revenue transactions, agreed them to third party registry information and Internet Corporation for Assigned Names and Numbers (ICANN) database.

Property and equipment— Refer to notes 2 and 4 to the financial statements

Critical Audit Matter Description

The Company has been investing in its Ting fiber network. The buildout of the fiber network includes costs relating to the design, procurement of materials, construction of primary infrastructure and customer installation. The Company’s accounting for additions to the fiber network assets include costs relating to material, labor, capitalized interest, vehicle, installation, and construction costs associated with the construction of cable transmission and distribution facilities.

The process to determine which labor costs are eligible for capitalization is manual in nature, requires management judgment and the use of complex calculations based on various inputs and assumptions. We identified the auditing of capitalized labor additions as a critical audit matter, as it required a high level of auditor judgment and an increased extent of audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to capitalized labor additions included the following, among others:

●	Evaluated management’s policy for determining activities eligible for capitalization by analyzing specific facts and circumstances against relevant accounting guidance; and
●

For a sample of additions (i) evaluated whether the activities were eligible for capitalization, (ii) obtained evidence to support the accuracy of inputs in the calculation, such as labor rate and time incurred by relevant personnel, and (iii) conducted inquiries with management and project personnel outside of finance to further assess the reasonableness of time allocated to the capitalized activities.

/s/ Deloitte LLP

Chartered Professional Accountants

Licensed Public Accountants

Toronto, Canada

April 1, 2024

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Tucows Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tucows Inc. (the Company) as of December 31, 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2022, and the related notes, and the schedule of the Condensed Financial Statements of Tucows Inc. as of December 31, 2022 and for each of the years in the two‑year period ended December 31, 2022 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

We had served as the Company’s auditor from 2001 - 2023.

Vaughan, Canada
March 15, 2023, except for the schedule of the Condensed Financial Statements of Tucows Inc., which is as of April 1, 2024.

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

	December 31,	December 31,
	2023	2022

Assets

Current assets:
Cash and cash equivalents	$92,687	$23,496
Restricted cash (note 9)	3,639	-
Accounts receivable, net of allowance for doubtful accounts of $511 as of December 31, 2023 and $693 as of December 31, 2022	22,206	18,404
Contract asset, net current portion	1,417	5,159
Inventory	6,786	7,284
Prepaid expenses and deposits	17,387	17,005
Derivative instrument asset, current portion (note 7)	2,277	1,903
Deferred costs of fulfillment, current portion (note 12 (b))	95,649	94,198
Income taxes recoverable	709	2,471
Total current assets	242,757	169,920

Contract asset, net long-term portion (note 11)	-	2,328
Deferred costs of fulfillment, long-term portion (note 12(b))	15,419	16,476
Investments	2,012	2,012
Secured notes reserve funds (note 9)	8,652	-
Property and equipment (note 4)	339,644	281,495
Right of use operating lease asset	27,467	20,489
Contract costs (Note 12(a))	2,581	1,827
Intangible assets (note 5)	29,484	39,790
Goodwill (note 5)	130,410	130,410
Total assets	$798,426	$664,747

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$12,676	$17,171
Accrued liabilities	35,356	22,653
Customer deposits	19,335	15,783
Derivative instrument liability, current portion (note 7)	-	389
Operating lease liability, current portion (note 13)	5,397	4,642
Deferred revenue, current portion (note 11)	126,733	122,894
Accreditation fees payable, current portion	609	809
Income taxes payable	1,235	2,248
Other current liabilities	-	1,600
Total current liabilities	201,341	188,189

Deferred revenue, long-term portion (note 11)	21,350	22,237
Accreditation fees payable, long-term portion	-	142
Operating lease liability, long-term portion (note 13)	18,255	12,438
Syndicated revolver (note 8)	210,354	238,930
Notes payable (note 9)	222,895	-
Redeemable preferred units - no par value, 33,333,333 shares authorized; 15,243,600 shares issued and outstanding as of December 31, 2023 and 14,583,333 shares issued and outstanding as of December 31, 2022 (note 14)	111,390	90,434
Deferred tax liability (note 10)	2,966	15,720

Stockholders' equity (note 15)
Common stock - no par value, 250,000,000 shares authorized; 10,903,405 shares issued and outstanding as of December 31, 2023 and 10,817,110 shares issued and outstanding as of December 31, 2022	34,373	31,868
Additional paid-in capital	14,072	8,106
Retained earnings (Accumulated deficit)	(40,298)	55,899
Accumulated other comprehensive income (loss) (note 7)	1,728	784
Total stockholders' equity	9,875	96,657
Total liabilities and stockholders' equity	$798,426	$664,747

Commitments and contingencies (note 20)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Comprehensive Income

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

	Year ended December 31,
	2023	2022	2021

Net revenues (note 11)	$339,337	$321,142	$304,337

Cost of revenues (note 11)
Cost of revenues	202,256	196,268	193,039
Network expenses	28,222	17,433	14,769
Network, depreciation of property and equipment (note 4)	35,864	27,589	17,452
Network, amortization of intangible assets (note 5)	1,506	1,512	583
Impairment of property and equipment (note 4)	4,822	92	201
Total cost of revenues	272,670	242,894	226,044

Gross profit	66,667	78,248	78,293

Expenses:
Sales and marketing	67,806	53,937	39,471
Technical operations and development	19,217	14,187	14,310
General and administrative	33,406	30,845	22,370
Depreciation of property and equipment (note 4)	567	598	534
Loss (gain) on disposition of property and equipment	-	461	234
Amortization of intangible assets (note 5)	9,323	9,882	9,424
Gain on currency forward contracts (note 7)	-	-	(277)
Total expenses	130,319	109,910	86,066

Income from operations	(63,652)	(31,662)	(7,773)

Other income (expenses):
Interest expense, net (note 18)	(41,771)	(14,456)	(4,617)
Loss on debt extinguishment (note 14)	(14,680)	-	-
Income earned on sale of transferred assets, net (note 18)	17,033	18,507	20,030
Other expense, net	-	(177)	(370)
Total other income (expenses)	(39,418)	3,874	15,043

Income before provision for income taxes	(103,070)	(27,788)	7,270

Provision for (recovery of) income taxes (note 10)	(6,873)	(217)	3,906

Net income (loss) for the period	(96,197)	(27,571)	3,364

Other comprehensive income, net of tax
Unrealized income (loss) on hedging activities (note 7)	1,830	418	572
Net amount reclassified to earnings (note 7)	(886)	23	(2,565)
Other comprehensive income (loss) net of tax expense (recovery) of $299, $141 and ($595) for the years ended December 31, 2023, 2022 and 2021 (note 7)	944	441	(1,993)

Comprehensive income (loss), net of tax for the period	$(95,253)	$(27,130)	$1,371

Basic earnings (loss) per common share (note 19)	$(8.85)	$(2.56)	$0.32

Shares used in computing basic earnings per common share (note 19)	10,864,086	10,769,280	10,662,337

Diluted earnings per common share (note 19)	$(8.85)	$(2.56)	$0.31

Shares used in computing diluted earnings per common share (note 19)	10,864,086	10,769,280	10,817,468

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Stockholders’ Equity

(Dollar amounts in thousands of U.S. dollars)

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained	comprehensive	stockholders'
	Number	Amount	capital	earnings	income (loss)	equity

Balances, December 31, 2020	10,612,414	20,798	1,458	80,106	2,336	104,698

Exercise of stock options	180,827	7,588	(2,770)	-	-	4,818
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(45,824)	-	(387)	-	-	(387)
Stock-based compensation (note 16)	-	129	4,463	-	-	4,592
Net income	-	-	-	3,364	-	3,364
Other comprehensive income (loss) (note 7)	-	-	-	-	(1,993)	(1,993)
Balances, December 31, 2021	10,747,417	$28,515	$2,764	$83,470	$343	$115,092

Exercise of stock options	40,459	1,593	(497)	-	-	1,096
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(3,053)	-	-	-	-	-
Stock-based compensation (note 16)	32,287	1,760	5,839	-	-	7,599
Net income (loss)	-	-	-	(27,571)	-	(27,571)
Other comprehensive income (loss) (note 7)	-	-	-	-	441	441
Balances, December 31, 2022	10,817,110	$31,868	$8,106	$55,899	$784	$96,657

Stock-based compensation (note 16)(1)	86,295	2,505	5,966			8,471
Net income (loss)				(96,197)		(96,197)
Other comprehensive income (loss) (note 7)					944	944
Balances, December 31, 2023	10,903,405	$34,373	$14,072	$(40,298)	$1,728	$9,875

See accompanying notes to consolidated financial statements

(1) The Company capitalizes stock-based compensation costs directly attributable to the development of qualifying assets. Qualifying assets include internally use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the twelve months ended December 31, 2023 the Company capitalized $ 0.3 million of stock-based compensation directly attributable to the development of certain IUS assets.

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

	Year ended December 31,
	2023	2022	2021
Cash provided by:
Operating activities:
Net income (loss) for the period	$(96,197)	$(27,571)	$3,364
Items not involving cash:
Depreciation of property and equipment	36,431	28,187	17,986
Impairment of property and equipment	4,822	92	201
Amortization of debt discount and issuance costs	3,331	685	300
Amortization of intangible assets	10,829	11,394	10,007
Net amortization contract costs	(754)	(748)	(717)
Accretion of contingent consideration	-	248	383
Deferred income taxes (recovery)	(13,040)	(6,981)	(1,328)
Excess tax benefits on share-based compensation expense	-	(193)	(1,554)
Net Right of use operating assets/Operating lease liability	(406)	(897)	(2,204)
Loss on disposal of domain names	5	7	1
Accretion of redeemable preferred units	14,163	3,896	-
Loss on debt extinguishment	14,680	-	-
Write-off of debt discount and issuance cost	277	-	-
Loss (gain) on change in the fair value of forward contracts	1,624	281	606
Amortization of discontinued cash flow hedge	(1,144)	(761)	-
Stock-based compensation	8,134	7,599	4,592
Remeasurement of contingent consideration	-	(400)	-
Change in non-cash operating working capital:
Accounts receivable	(3,802)	(3,825)	1,586
Contract assets	6,070	(6,709)	(778)
Inventory	361	(4,007)	(787)
Prepaid expenses and deposits	(382)	3,981	(3,974)
Deferred costs of fulfillment	(394)	2,037	(1,645)
Income taxes recoverable	734	3,355	(1,394)
Accounts payable	(5,319)	6,754	4,068
Accrued liabilities	9,044	7,411	4,857
Customer deposits	3,552	(1,191)	645
Deferred revenue	2,952	(2,667)	(4,495)
Accreditation fees payable	(342)	(101)	(83)
Net cash provided by (used in) operating activities	(4,771)	19,876	29,637

Financing activities:
Proceeds received on exercise of stock options	-	1,096	4,818
Proceeds from issuance of notes payable	227,258	-	-
Redeemable preferred units redemption	(45,718)	87,500	-
Proceeds from redeemable preferred units	35,000	-	-
Deferred notes payable financing costs	(6,738)	-	-
Deferred preferred financing costs	145	(1,016)	-
Payment of tax obligations resulting from net exercise of stock options	-	-	(387)
Proceeds received on syndicated revolver	52,382	48,300	69,000
Repayment of syndicated revolver	(80,182)	(748)	(296)
Deferred syndicate revolver issued	(1,711)	-	-
Contingent consideration for acquisitions	(1,600)	(3,125)	-
Net cash (used in) provided by financing activities	178,836	132,007	73,135

Investing activities:
Additions to property and equipment	(92,055)	(136,710)	(73,175)
Proceeds on disposal of property and equipment	-	-	510
Acquisition of Uniregistry, (note 3(a))	-	-	(2,499)
Acquisition of Simply Bits, net of cash of $801 (note 3(b))	-	-	(24,028)
Acquisition of other intangible assets	(528)	(782)	(774)
Investment in securities	-	-	(2,012)
Net cash used in investing activities	(92,583)	(137,492)	(101,978)

Increase (decrease) in cash and cash equivalents, restricted cash, and restricted cash equivalents	81,482	14,391	794

Cash and cash equivalents, restricted cash, and restricted cash equivalents beginning of year	23,496	9,105	8,311
Cash and cash equivalents, restricted cash, and restricted cash equivalents end of year	$104,978	$23,496	$9,105

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:

Cash and cash equivalents	92,687	23,496	9,105
Restricted cash included in funds held by trustee	3,639	-
Restricted cash included in secured notes reserve funds	8,652	-
Total Cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$104,978	$23,496	$9,105

Supplemental cash flow information:
Interest paid	$24,736	$10,289	$4,485
Income taxes paid, net	$4,929	$3,883	$8,828
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$6,948	$501	$99

See accompanying notes to consolidated financial statements

Tucows Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

1. Organization of the Company:

Tucows Inc. (referred to as the “Company”, “Tucows”, “we”, “us” or through similar expressions) is a corporate parent, allocating capital and providing efficient shared services to its three businesses Ting, Wavelo and Tucows Domains Services. Ting provides retail consumers and small businesses with high-speed fixed Internet access in a number of towns and cities across the United States. Wavelo offers platform services which provide solutions to support Communication Service Providers ("CSPs") including subscription and billing management, network orchestration and provisioning, individual developer tools, and other professional services. Tucows Domains Services is a global distributor of Internet services, including domain name registration, digital certificates, and email. It provides these services primarily through a global Internet-based distribution network of Internet Service Providers, web hosting companies and other providers of Internet services to end-users.

2. Significant Accounting Policies:

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are stated in U.S. dollars, except where otherwise noted.

(a) Basis of presentation

These consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

(b) Use of estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its judgements and estimates, the recoverability of goodwill and intangible assets which requires judgment over qualitative indicators of impairment and loss contingencies. For acquired customer relationships, the Company estimates the fair value based on the income approach. The income approach is a valuation technique that calculates the fair value of an intangible asset based on the present value of future cash flows expected to be generated over the remaining useful life of the asset. This valuation involves significant subjectivity and estimation uncertainty, including assumptions related to future revenues attributable to acquired customer relationships, attrition rates and discount rates. Management bases its estimates on historical experience, available market information as applicable, and on various other assumptions that are believed to be reasonable under the circumstances at the time they are made. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

(c) Cash and cash equivalents

All highly liquid investments, with an original term to maturity of three months or less are classified as cash and cash equivalents. This classification also extends to amounts in transit from payment providers and other clearing accounts. These in-transit balances have been initiated and collected from customers prior to the reporting date and are expected to settle shortly after the reporting date. Cash and cash equivalents are stated at cost which approximates market value.

(d) Restricted cash

Restricted cash is solely in connection with the 2023 Term Notes as defined in "Note 9 - Notes Payable" and consists of (i) securitized assets cash receipts held by trustee related to securitized assets and (ii) liquidity reserve funds. The non-current portion of the restricted cash is presented in "Secured notes reserve funds" on the Consolidated Balance Sheet.

(e) Inventory

Inventory primarily consists of Internet optical network terminals and customer installation equipment. All inventory is stated at the lower of cost or net realizable value. Cost is determined based on actual cost of the mobile device, accessory shipped or optical network terminals.

The net realizable value of inventory is analyzed for signs of obsolescence or damage on a regular basis. If assessments regarding the above factors adversely change, we may be required to write down the value of inventory.

(f) Property and equipment

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

The Company reviews the carrying values of its property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated undiscounted future cash flows expected to result from the use of the group of assets and their eventual disposition is less than their carrying amount, they are considered to be impaired. The amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset exceeds the fair value of the asset, with fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the assets. In instances where inventory is found to be damaged, it is written off.

Additions to the fiber network are recorded at cost, including all material, labor, capitalized interest, vehicle and installation and construction costs associated with the construction of cable transmission and distribution facilities. While the Company’s capitalization is based on specific activities, once capitalized, costs are tracked by fixed asset category at the fiber network level and not on a specific asset basis. For assets that are retired, the estimated historical cost and related accumulated depreciation is removed.

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

Costs capitalized during the application development stage consist of payroll and related costs for employees who are directly associated with, and who devote time directly to, a project to develop software for internal use. External contractor costs who are directly associated with, and who devote time directly to, a project to develop software for internal use are also capitalized. Generally, we do not capitalize any general and administrative or overhead costs or costs incurred during the application development stage related to research and development, training or data conversion costs. Research and development costs and data conversion costs may be capitalized as Costs to fulfill a contract, if they relate to a specific professional services customer contract (see Note 12 - Costs to obtain and fulfill a contract). Costs related to upgrades and enhancements to internal-use software, if those upgrades and enhancements result in additional functionality, are capitalized. If upgrades and enhancements do not result in additional functionality, those costs are expensed as incurred.

In determining and reassessing the estimated useful life over which the cost incurred for the software should be amortized, we consider the effects of obsolescence, technology, competition and other economic factors.

(g) Derivative Financial Instruments

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

For certain foreign currency contracts, when the Company has not complied with the documentation standards required for its forward foreign exchange contracts to be accounted for as hedges the Company accounts for such forward foreign exchange contracts at their fair values with the changes in fair value recorded in net income.

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

(h) Goodwill and Other Intangible assets

Goodwill

Goodwill represents the excess of purchase price over the fair values assigned to the net assets acquired in business combinations. The Company does not amortize goodwill. Impairment testing for goodwill is performed annually in the fourth quarter of each year or more frequently if impairment indicators are present. Impairment testing is performed at the operating segment level. The Company has determined that it has three operating segments, Ting, Wavelo and Tucows Domains.

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

(i) Revenue recognition

See “Note 11 – Revenue” for a description of the Company’s revenue recognition policy and a further description of the principal activities – separated by reportable segments – from which the Company generates its revenue.

(j) Contract balances

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

(k) Contract Costs

See “Note 12 – Costs to obtain and fulfill a contract” for a description of the Company’s contract cost recognition policy.

(l) Contract Modifications

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

(m) Leases

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

(n) Accreditation fees payable

In accordance with ICANN rules, the Company has elected to pay ICANN fees incurred on the registration of Generic Top-Level Domains on an annual basis. Accordingly, accreditation fees that relate to registrations completed prior to ICANN rendering a bill are accrued and reflected as accreditation fees payable.

(o) Translation of foreign currency transactions

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

(p) Income taxes

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

(q) Redeemable preferred units

See "Note 14 - Redeemable preferred units" for the description and treatment of the Company's Series A Preferred Unit Purchase Agreement.

(r) Stock-based compensation

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest, reduced for estimated forfeitures. The Company recognizes stock based compensation for both public company stock and private subsidiary stock - see "Note 16. Stock Option Plans."

(s) Earnings per common share

Basic earnings per common share has been calculated on the basis of net income for the year divided by the weighted average number of common shares outstanding during each year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding at the end of the year assuming that they had been issued, converted or exercised at the later of the beginning of the year or their date of issuance. In computing diluted earnings per share, the treasury stock method is used to determine the number of shares assumed to be purchased from the conversion of common share equivalents or the proceeds of the exercise of options. When there is a net loss from operations, the Company considers all options anti-dilutive for the purposes of calculating a diluted earnings per share.

(t) Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, restricted cash, accounts receivable, forward foreign exchange contracts and pay-fixed, receive-variable interest rate swap contracts. Cash equivalents consist of deposits with major commercial banks, the maturities of which are three months or less from the date of purchase. With respect to accounts receivable, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. The counterparty to any forward foreign exchange contracts is a major commercial bank which management believes does not represent a significant credit risk. Management assesses the need for allowances for potential credit losses by considering the credit risk of specific customers, historical trends and other information.

(u) Fair value measurement

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

The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accreditation fees payable, customer deposits, accrued liabilities, syndicated revolver, notes payable and redeemable preferred units (level 2 measurements) approximate their carrying values due to the relatively short periods to maturity of the instruments.

The fair value of the derivative financial instruments is determined using an estimated credit-adjusted mark-to-market valuation (a level 2 measurement) which takes into consideration the Company and the counterparty credit risk.

(v) Investments

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

(w) Segment reporting

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

(x)     Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

None.

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information, including significant segment expenses, on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the Chief Operating Decision Maker (“CODM”) uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment information, such as depreciation, amortization and depletion expense amounts, to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU 2023-09 is intended to improve the disclosures for income taxes to allow investors to better assess, in their capital allocation decisions, how an entity's worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cashflows. The amendments in ASU 2023-09 require consistent categories and greater disaggregation of information in the rate reconciliation disclosure as well as disclosure of income taxes paid disaggregated by jurisdiction. The amendments of ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In March 2024, the SEC adopted new rules relating to the disclosure of a range of climate-change-related physical and transition risks, data, and opportunities. The adopted rule contains several new disclosure obligations, including, (i) disclosure on how the board of directors and management oversee climate-related risks and certain climate-related governance items, (ii) disclosure of information related to a registrant’s climate-related targets, goals, and/or transition plans, and (iii) disclosure on whether and how climate-related events and transition activities impact line items above a threshold amount on a registrant’s consolidate financial statements, including the impact of the financial estimates and the assumptions used. This new rule will first be effective in our annual disclosures for the year ending December 31, 2027. We are in the process of assessing the impact on our consolidated financial statements and disclosures.

3. Acquisitions:

(a)	Uniregistry

On October 1, 2021, the Company acquired the domain registry related assets of UNR Corp., UNR Inc. and Uni Naming and Registry Ltd. (each a seller and collectively "UNR"). The purchase price was $3.0 million, less a purchase price adjustment of approximately $0.5 million relating to a working capital deficit, for net purchase consideration of $2.5 million.

Cash Consideration, including working capital adjustment	$2,499
Total purchase price	2,499

Accounts Receivables, net	538
Other current assets	23
Technology	3,039
Total identifiable assets	3,600
Accounts payable and accrued labilities	1,101
Total liabilities assumed	1,101
Total net assets (liabilities) assumed	2,499
Total goodwill	$-

The technology assets acquired are amortized over periods of 5 - 7 years.

(b)	Simply Bits

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

Cash Consideration, including working capital adjustment	$24,829
Fair value of contingent payments	953
Total purchase price	25,782

Cash and Cash Equivalents	801
Accounts Receivables, net	87
Other current assets	759
Property and equipment	1,684
Right of use operating lease	1,804
Customer relationships	9,160
Total identifiable assets	14,295
Accounts payable and accrued labilities	307
Deferred tax liability	20
Operating lease liability	1,794
Other liabilities	498
Total liabilities assumed	2,619
Total net assets (liabilities) assumed	11,676
Total goodwill	$14,106

4. Property and Equipment:

Property and equipment consist of the following (Dollar amounts in thousands of U.S. dollars):

	December 31,	December 31,
	2023	2022
Computer equipment	$53,818	$43,440
Computer software	1,926	1,935
Capitalized internal use software	38,379	25,172
Furniture and equipment	1,880	1,708
Vehicles and tools	10,594	9,144
Fiber network	215,205	168,587
Customer equipment and installations	48,041	36,382
Land	1,109	1,109
Buildings	9,118	8,864
Assets under construction	75,519	62,588
Leasehold improvements	727	624
	456,316	359,553
Less:
Accumulated depreciation	116,672	78,058
	$339,644	$281,495

Depreciation of property and equipment (Dollar amounts in thousands of U.S. dollars):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2023	2022	2021
Depreciation of property and equipment	$36,431	$28,187	$17,986

During the years ended December 31, 2023, 2022, and 2021 property, plant, and equipment with net book values of $4.8 million, $0.1 million, and $0.2 million, respectively, were written off and included in impairment of property and equipment in the consolidated statement of comprehensive income. The impairment losses incurred in 2023 related to specific network assets that were identified as being damaged and no longer in use. The full cost of the identified assets was recorded as an impairment loss.

5. Goodwill and Other Intangible Assets:

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

Goodwill consists of the following (Dollar amounts in thousands of U.S. dollars):

	Ting	Wavelo	Tucows Domains	Total

Balances, December 31, 2022	$22,724	$-	$107,686	$130,410
Balances, December 31, 2023	$22,724	$-	$107,686	$130,410

The Company's Goodwill balance is $130.4 million as of  December 31, 2023 and $130.4 million as of December 31, 2022. The Company's goodwill relates 83% ($107.7 million) to its Tucows Domains operating segment and 17% ($22.7 million) to its Ting operating segment.

Goodwill is not amortized, but is subject to an annual impairment test. The Company performed an impairment analysis as outlined in “Note 2(h) – Significant Accounting Policies” and there were no indications of impairment for Fiscal 2023 and Fiscal 2022.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized, but are subject to impairment assessments performed throughout the year. During Fiscal 2023, we assessed whether the specific domain names acquired through the acquisition of Mailbank.com Inc. in June 2006, which were due for renewal should not be renewed. Upon review, the Company decided to renew these domain names. During the years ended December 31, 2023,  December 31, 2022, and  December 31, 2021, no impairment of indefinite life intangible assets was recorded.

Finite-life intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years.

Throughout 2023, the Company purchased $0.5 million in customer relationship assets through hosting agreements whereby customer assets and domain names were obtained. These customer assets are being amortized over seven years.

Acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	December 31, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Brand	$15,764	$14,894	$870	$15,764	$12,824	$2,940
Customer relationships	65,892	52,589	13,303	65,463	44,650	20,813
Technology	10,157	8,009	2,148	10,157	7,387	2,770
Network Rights	1,515	631	884	1,515	532	983
Surname domain names	11,151	-	11,151	11,155	-	11,155
Direct navigation domain names	1,128	-	1,128	1,129	-	1,129
	$105,607	$76,123	$29,484	$105,183	$65,393	$39,790

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 -7 years	15 years

Balances, December 31, 2021	$11,156	$1,135	$5,010	$28,634	$3,392	$1,082	$50,409
Acquisition of customer relationship	-	-	-	782	-	-	782
Additions to/(disposals from) domain portfolio, net	(1)	(6)	-	-	-	-	(7)
Amortization expense	-	-	(2,070)	(8,603)	(622)	(99)	(11,394)
Balances December 31, 2022	$11,155	$1,129	$2,940	$20,813	$2,770	$983	$39,790
Acquisition of customer relationship	-	-	-	528	-	-	528
Additions to/(disposals from) domain portfolio, net	(4)	(1)	-	-	-	-	(5)
Amortization expense	-	-	(2,070)	(8,038)	(622)	(99)	(10,829)
Balances December 31, 2023	$11,151	$1,128	$870	$13,303	$2,148	$884	$29,484

The following table shows the estimated amortization expense for each of the next 5 years and thereafter, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
2024	$5,582
2025	4,550
2026	2,703
2027	2,159
2028	2,159
Thereafter	52
Total	$17,205

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at December 31, 2023 (Dollar amounts in thousands of U.S. dollars):

	December 31, 2023
	Fair Value Measurement Using			Assets
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset, net	$-	$2,277	$-	$2,277

Total assets, net	$-	$2,277	$-	$2,277

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

Since October 2012, the Company has employed a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on its future cash flows related to a portion of payroll, taxes, rent and payments to Canadian domain name registry suppliers that are denominated in Canadian dollars and are expected to be paid by its Canadian operating subsidiary. In May 2020, the Company entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to variable interest payments on the Second Amended 2019 Credit Facility. The notional value of the interest rate swap was $70 million. During the third quarter of fiscal year 2022, the Company elected to discontinue its application of hedge accounting to its interest rate swaps prospectively. Until the interest rate swaps matured in June 2023, the derivatives continued to be carried at fair value in the accompanying Consolidated Balance Sheets with changes in their fair value from the date of discontinuance recognized in current period earnings in Interest expense, net in the Consolidated Statements of Operations and Comprehensive Loss. Unrealized gains and losses in Accumulated other comprehensive income (AOCI) as of the date of discontinuance were realized in net income over the remaining term of the underlying forecasted interest payments into interest expense over the original term of the hedged debt. Prior to the discontinuance, for the interest rate swap contracts, unrealized gains or losses on the effective portion of these contracts had been included in other comprehensive income (OCI) and reclassified to earnings when the hedged transaction settled. As of December 31, 2023, there are no interest swaps held by the Company.

The Company does not use hedging forward contracts for trading or speculative purposes. The foreign exchange contracts typically mature between one and twelve months, and the interest rate swap fully matured as of June 30, 2023.

The Company has designated certain of these foreign exchange transactions as cash flow hedges of forecasted transactions under ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASC Topic 815”). For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. The Company designated the interest rate swap as a cash flow hedge of expected future interest payments at the inception of the contract. Accordingly, for the foreign exchange, unrealized gains or losses on the effective portion of these contracts were included within other comprehensive income and reclassified to earnings when the hedged transaction is settled. Cash flows from hedging activities were classified under the same category as the cash flows from the hedged items in the consolidated statements of cash flows.  The fair value of the contracts, as of  December 31, 2023 and December 31, 2022, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of December 31, 2023, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $61.4 million, of which $61.4 million met the requirements of ASC Topic 815 and were designated as hedges.

As of  December 31, 2022 the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $49.7 million, of which $49.7 million met the requirements of ASC Topic 815 and were designated as hedges.

As of December 31, 2021  the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $38.1 million, of which $26.8 million met the requirements of ASC Topic 815 and were designated as hedges.

As of December 31, 2023, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

January - March 2024	16,840	1.3664	592
April - June 2024	13,840	1.3678	507
July - September 2024	16,974	1.3697	652
October - December 2024	13,795	1.3686	526
	$61,449	1.3681	$2,277

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the years ended  December 31, 2023 and 2022, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets (see “Note 6 – Fair Value Measurement”)

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of December 31, 2023 Fair Value Asset	As of December 31, 2022 Fair Value Asset
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$2,277	$(84)
Interest rate swap contract designated as a cash flow hedge (net)	Derivative instruments	-	1,598
Total foreign currency forward contracts and interest rate swaps (net)	Derivative instruments	$2,277	$1,514

Movement in AOCI balance for the year ended  December 31, 2023 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2022	$1,032	$(248)	$784
Other comprehensive income (loss) before reclassifications	2,413	(583)	1,830
Amount reclassified from AOCI	(52)	14	(38)
Amortization of discontinued cash flow hedge	(1,118)	270	(848)
Other comprehensive income (loss) for the year ended December 31, 2023	1,243	(299)	944

Ending AOCI Balance - December 31, 2023	$2,275	$(547)	$1,728

Movement in AOCI balance for the year ended  December 31, 2022 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2021	$450	$(107)	$343
Other comprehensive income (loss) before reclassifications	550	(132)	418
Amount reclassified from AOCI	793	(193)	600
Amortization of discontinued cash flow hedge	(761)	184	(577)
Other comprehensive income (loss) for the year ended December 31, 2022	582	(141)	441

Ending AOCI Balance - December 31, 2022	$1,032	$(248)	$784

Movement in AOCI balance for the year ended  December 31, 2021 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2020	$3,038	$(702)	$2,336
Other comprehensive income (loss) before reclassifications	794	(222)	572
Amount reclassified from AOCI	(3,382)	817	(2,565)
Other comprehensive income (loss) for the year ended December 31, 2021	(2,588)	595	(1,993)

Ending AOCI Balance - December 31, 2021	$450	$(107)	$343

Effects of derivative instruments on income and other comprehensive income (OCI) (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$46
Foreign currency forward contracts for the year ended December 31, 2023	$1,830	Cost of revenues	$6

		Operating expenses	$(691)
Foreign currency forward contracts for the year ended December 31, 2022	$(1,014)	Cost of revenues	$(171)

Interest rate swap contract for the year ended December 31, 2022	$1,430	Interest expense, net	$69

		Operating expenses	$2,652
Foreign currency forward contracts for the year ended December 31, 2021	$(2,203)	Cost of revenues	$615

Interest rate swap contract for the year ended December 31, 2021	$(210)	Interest expense, net	$115

For those foreign currency forward contracts not designated as hedges, the Company recorded the following fair value adjustments, on settled and outstanding contracts (Dollar amounts in thousands of U.S. dollars):

	Year Ended December 31,
Forward currency contracts not designated as hedges:	2023	2022	2021

Gain (loss) on settlement	$-	$-	$883
Gain (loss) on change in fair value	-	-	(606)
	$-	$-	$277

8. Syndicated Revolver:

Third Amended 2019 Credit Facility

In connection with entering into the 2023 Credit Agreement, on September 22, 2023, the Company paid off the principal balance, including accrued interest thereon, of the revolving loans outstanding under the Third Amended and Restated Credit Agreement (the “RBC Credit Agreement”), dated as of August 8, 2022, as amended, by and among the Company, certain subsidiaries of the Company as borrowers, certain other subsidiaries of the Company as guarantors, Royal Bank of Canada, as administrative agent (“RBC”), and the lenders party thereto, pursuant to which Tucows’ prior credit facility that provided the Borrowers with a $240 million revolving credit facility (the "2019 Credit Facility").  The RBC Credit Agreement automatically terminated upon the receipt by RBC of certain backstop letters of credit delivered by BMO.

Prior to entering into the 2023 Credit Facility, during the year ended December 31, 2023 the Company made repayments of $16.3 million on the 2019 Credit Facility.

2023 Credit Facility

On September 22, 2023, the Company and its wholly owned subsidiaries, Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Wavelo, Inc. and Tucows (Emerald), LLC (each, a “Borrower” and together, the “Borrowers,” collectively with the Company, “Tucows”) and certain other subsidiaries of the Company, as guarantors, entered into the 2023 Credit Agreement with Bank of Montreal, as administrative agent (“BMO” or the “Agent”), and the lenders party thereto, to, among other things, provide the Borrowers with a revolving credit facility in an aggregate amount not to exceed $240 million (the “2023 Credit Facility”). The Borrowers may request an increase to the 2023 Credit Facility through new commitments of up to $60 million if the Total Funded Debt to Adjusted EBITDA Ratio (as defined in the 2023 Credit Agreement) is less than 3.75:1.00.  The 2023 Credit Facility expires on September 22, 2026, which is the third anniversary of the effective date of the 2023 Credit Agreement.

In connection with the 2023 Credit Facility, the Company incurred $0.9 million of fees paid to the lenders and $0.3 million of legal fees related to the debt issuance. These fees have been reflected as a reduction to the carrying amount of the loan payable and will be amortized over the term of the 2023 Credit Facility agreement. The Company evaluated the issuance of the 2023 Credit Facility and the termination of the 2019 Credit Facility (collectively referred to as the "Debt Transactions") under the loan modification and extinguishment guidance within ASC 470. The Debt Transactions were accounted for as a partial modification, partial extinguishment and new debt issuance at the syndicated lender level. Based on the application of the loan modification and extinguishment guidance within ASC 470 to the Debt Transactions, the Company has treated $50.9 million of the loan principal under the 2019 Credit Facility as an extinguishment of debt and $50.9 million of the loan principal under the 2023 Credit Facility as issuance of new debt. The remaining loan principal on the 2023 Credit Facility was treated as a loan modification within the guidance of ASC 470. In accordance with the debt extinguishment, the Company expensed $0.1 million of the unamortized debt issuance costs to Interest expense, net in the Consolidated Statements of Comprehensive Income.

2023 Credit Facility Terms

The 2023 Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Agreement requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio by maintaining at all times a Total Funded Debt to Adjusted EBITDA Ratio of not more than (i) 4.50:1:00 at any time from and after the Closing Date to and including December 30, 2023; (ii) 4.25:1:00 from December 31, 2023 to and including March 30, 2024; (iii) 4.00:1.00 from March 31, 2024 to and including June 29, 2024; and (iv) 3.75:1.00 thereafter; and (2) an interest coverage ratio by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio (as defined in the 2023 Credit Agreement) of not less than 3.00:1.00. The required principal repayment of $211.9 million is due in 2026.

During the years ended December 31, 2023 and December 31, 2022 the Company was in compliance with the covenants under its credit agreements in effect at the time.

During the year ended December 31, 2023, the Company made net cash repayments of $17.8 million and $10.0 million under the 2019 Credit Facility and the 2023 Credit Facility respectively.

Borrowings under the 2023 Credit Agreement will accrue interest and standby fees based on the Company's Total Funded Debt to Adjusted EBITDA ratio and the availment type as follows:

	If Total Funded Debt to Adjusted EBITDA is:
Availment type or fee	Less than 2.00	Greater than or equal to 2.00 and less than 2.75	Greater than or equal to 2.75 and less than 3.50	Greater than or equal to 3.50 and less than 4.00	Greater than or equal to 4.00
Canadian dollar borrowings based on the Canadian Dollar Offered Rate or U.S. dollar borrowings based on SOFR and letter of credit fees (Margin)	1.50%	2.00%	2.50%	3.00%	3.50%
Canadian borrowings based on Prime Rate or Canadian or U.S. dollar borrowings based on Base Rate (Margin)	0.25%	0.75%	1.25%	1.75%	2.25%
Standby fees	0.30%	0.40%	0.50%	0.60%	0.70%

The following table summarizes the Company’s borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	December 31, 2023	December 31, 2022

Revolver	211,900	239,700
Less: unamortized debt discount and issuance costs	(1,546)	(770)
Total loan payable	210,354	238,930
Less: loan payable, current portion	-	-
Loan payable, long-term portion	210,354	238,930

The following table summarizes our scheduled principal repayments as of  December 31, 2023 (Dollar amounts in thousands of U.S. dollars):

2024	-
2025	-
2026	211,900
$211,900

9. Notes Payable:

2023 Term Notes

On May 4, 2023 (the “Closing Date”), Tucows Inc. through its indirect and wholly owned subsidiaries, including Ting Fiber, LLC entered into a definitive agreement relating to a securitized financing facility related the 2023 Term Notes. On the Closing Date, Ting Issuer LLC, a Delaware limited liability company (the “Issuer”), a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company issued (i) $168,357,000 of its 5.95% Secured Fiber Revenue Notes, Series 2023-1, Class A-2, (ii) $23,289,000 of its 7.40% Secured Fiber Revenue Notes, Series 2023-1, Class B and (iii) $46,859,000 initial principal amount of 9.95% Secured Fiber Revenue Notes, Series 2023-1, Class C, together, the “2023 Term Notes”. The offering was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the issuance of the 2023 Term Notes were $220.5 million, after deducting a debt discount of $11.2 million and issuing costs of $6.7 million.

The debt discount and issuance costs of the 2023 Term Notes are being amortized using the straight line method over a five-year period between the Closing date and the anticipated repayment date. During the year ended December 31, 2023, the Company recognized $2.4 million of interest expense related to the amortization of the debt discount and issuance costs of the 2023 Term Notes.

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

The 2023 Term Notes are secured by certain of the Company’s revenue-generating assets, consisting principally of fiber-network related agreements, fiber-network assets and customer contracts (collectively, the “Securitized Assets”) that are owned by certain other limited-purpose, bankruptcy-remote, wholly owned indirect subsidiaries of the Company that act as the Guarantors (collectively with the Issuer, the “Obligor”) under the Base Indenture. The 2023 Term Notes are subject to a series of covenants, restrictions and other investor protections including (i) that the Issuer maintains specified reserve accounts to be used to make required payments in respect of the 2023 Term Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, (iii) certain indemnification payments (iv) the guarantors comply with standard bankruptcy-remoteness covenants, including not guaranteeing or being liable for other affiliates debts or liabilities and (v) covenants relating to recordkeeping, access to information, and similar matters.

As of December 31, 2023, the Company was in compliance with all required covenants. As of December 31, 2023, the Company's scheduled principal repayments for the 2023 Term Notes are set to occur after 2027.

The following table summarizes Ting's borrowings under the 2023 Term Notes (Dollar amounts in thousands of U.S. dollars):

	December 31, 2023	December 31, 2022

Principal	$238,505	$-
Less: unamortized issuance costs	(5,847)	-
Less: unamortized discount	(9,763)
Total notes payable	222,895	-
Less: notes payable, current portion	-	-
Note payable, long-term portion(1)	$222,895	$-

(1) The Company capitalizes interest expenses directly attributable to the development of qualifying assets. Qualifying assets include internally use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the year ended December 31, 2023, the Company capitalized $1.0 million of interest expenses pertaining to the 2023 Term Notes directly attributable to the development of certain AUC assets, respectively.

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

At December 31, 2023, Restricted cash totaled $3.6 million.

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

At December 31, 2023 Secured notes reserve funds totaled $8.7 million.

10. Income Taxes:

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 21% for the years ended  December 31, 2023,  December 31, 2022 and  December 31, 2021, to income before provision for income taxes as a result of the following (Dollar amounts in thousands of U.S. dollars):

	Year ended December 31,
	2023	2022	2021

Income (loss) for the year before provision for income taxes	$(103,070)	$(27,788)	$7,270
Computed federal tax expense	(21,644)	(5,836)	1,527

Increase (decrease) in income tax expense resulting from:
State income taxes	(2,891)	845	314
Foreign earnings	5,976	386	382
Changes in valuation allowance	11,213	4,023	2,300
Foreign income tax deduction	(1,571)	-	-
Adjustments recognized in the current period for income tax of prior periods	1,569	250	377
Permanent differences	(90)	(112)	205
Shortfall (excess) tax benefits on share-based compensation	-	138	(1,556)
Others	565	89	357
Provision (recovery) for income taxes	$(6,873)	$(217)	$3,906

Our effective tax rate is mainly driven by changes in valuation allowance on net operating losses, interest expense limitation that we are not expected to realize in future years, and the impact of foreign earnings.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2023, and  December 31, 2022 are presented below (Dollar amounts in thousands of U.S. dollars):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating losses	$55,574	$2,468
Foreign tax credits	13,040	17,554
Deferred revenue	5,132	5,349
Interest expense limitation	4,606	1,047
Limited life intangible assets	2,034	-
Fixed assets	-	379
Accruals, including foreign exchange and other	5,122	3,909
Total deferred tax assets	85,508	30,706
Valuation allowance	(28,767)	(17,554)
Total deferred tax assets	$56,741	$13,152
Deferred tax liabilities:
Investment in partnership	$(32,550)	$(6,727)
Prepaid registry fees and expenses	(19,216)	(17,941)
Fixed assets	(4,862)	-
Indefinite life intangible assets	(2,966)	(2,968)
Limited life intangible assets	-	(629)
Foreign branch deferred tax liabilities	(113)	(607)
Total deferred tax liabilities	$(59,707)	$(28,872)

Net deferred tax liabilities	$(2,966)	$(15,720)

In assessing the need for valuation allowance, historical and future levels of income, expectations and risks associated with estimates of future taxable income and tax planning strategies are considered. In 2023, we have determined that it is not more likely than not that we will ultimately be able to fully utilize the net operating losses, foreign tax credits and interest expense limitation in future years. As of December 31, 2023, a valuation allowance of $28.8 million is recorded against net deferred tax assets. The increase in the valuation allowance was primarily attributable to an increase in deferred tax assets resulting from the loss from operations and interest expense limitation. Should our operating results continue to improve and projections to show utilization of the deferred tax assets, we would take the positive evidence into consideration and reassess our valuation allowance position.

As of December 31, 2023, the Company had net federal and state operating loss carryforwards of approximately $230.1 million and interest expense carryforwards of $18.9 million respectively. The majority of the net operating loss and interest expense carryforwards can be carried forward indefinitely.

As of December 31, 2023, the Company had foreign tax credit carryforwards of $13.0 million. The foreign tax credit will expire beginning in the year ending December 31, 2027 if not utilized.

The Company had nil total gross unrecognized tax benefits as of both December 31, 2023 and December 31, 2022. The Company does not expect its total gross unrecognized tax benefits will change within the next 12 months.

The Company recognizes interest and penalties related to income tax matters within the provision for income taxes. As of December 31, 2023, the Company recorded $0.8 million of interest in income taxes, primarily due to Sec. 453A interest on deferred tax liability for U.S. tax purposes. No material interest and penalties were recognized as of December 31, 2022.

11. Revenue:

Significant accounting policy

The Company’s revenues are derived from (a) the provisioning of retail fiber Internet services through Ting, (b) the CSP solutions and professional services through Wavelo; and from (c) domain name registration contracts, other domain related value-added services, domain sale contracts, and other advertising revenue through Tucows Domains Services. Certain revenues are disclosed under Tucows Corporate as they are considered non-core business activities including retail mobile services, Transition Services Agreement ("TSA") revenue and eliminations of intercompany revenue. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as deferred revenue. All products are generally sold without the right of return or refund.

Revenue is measured based on consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

Nature of goods and services

The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments See Note 21 – Segment Reporting.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	2023	2022	2021

Ting:
Fiber Internet Services	$50,937	$42,425	$25,327

Wavelo:
Platform Services	37,082	22,594	13,031
Other professional services	1,588	1,750	3,750
Total Wavelo	38,670	24,344	16,781

Tucows Domains:
Wholesale
Domain Services	189,013	187,542	189,091
Value Added Services	17,712	20,712	20,942
Total Wholesale	206,725	208,254	210,033

Retail	35,372	34,904	35,543
Total Tucows Domains	242,097	243,158	245,576

Tucows Corporate:
Mobile Services and eliminations	7,633	11,215	16,653

	$339,337	$321,142	$304,337

As of December 31, 2023, one customer represented 39% of total accounts receivable. As of December 31, 2022 one customer represented 46% of total accounts receivable. As of December 31, 2021, one customer represented 46% of total accounts receivable.

During the year ended December 31, 2023 one customer accounted for 10.7% of revenue amounting to $36.2 million, within the Wavelo segment. For the years ended December 31, 2022 and December 31, 2021 no customer accounted for more than 10% of total revenue.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	2023	2022	2021

Ting:
Fiber Internet Services	$20,151	$17,004	$12,035

Wavelo:
Platform Services	1,337	1,294	504
Other professional services	1,289	1,632	804
Total Wavelo	2,626	2,926	1,308

Tucows Domains:
Wholesale
Domain Services	150,664	147,894	147,213
Value Added Services	2,249	2,514	2,544
Total Wholesale	152,913	150,408	149,757

Retail	16,501	16,482	17,731
Total Tucows Domains	169,414	166,890	167,488

Tucows Corporate:
Mobile Services and eliminations	10,065	9,448	12,208

Network Expenses:
Network, other costs	28,222	17,433	14,769
Network, depreciation and amortization costs	37,370	29,101	18,035
Network, impairment	4,822	92	201
Total Network Expenses	70,414	46,626	33,005

	$272,670	$242,894	$226,044

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

The opening balance of deferred revenue was $145.1 million as of January 1, 2023. Significant changes in deferred revenue were as follows (Dollar amounts in thousands of U.S. dollars):

Year ended December 31, 2023

Balance, beginning of period	$145,131
Deferred revenue	250,130
Recognized revenue	(247,178)
Balance, end of period	$148,083

Remaining Performance Obligations:

As the Company fulfills its performance obligations, the following table includes revenues expected to be recognized in the future related performance obligations that are unsatisfied (or partially unsatisfied) as at  December 31, 2023 (Dollar amounts in thousands of U.S. dollars)

December 31, 2023

2024	$124,362
2025	9,940
2026	4,507
2027	2,703
2028	1,688
Thereafter	2,512

Total	$145,712

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

12. Costs to obtain and fulfill a contract

(a)	Deferred costs of acquisition

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the period of benefit of those costs to be longer than one year and those costs are expected to be recoverable under the term of the contract. We have identified certain sales incentive programs and other customer acquisition fees that meet the requirements to be capitalized, and therefore, capitalized them as contract costs in the amount of $2.6 million at December 31, 2023.

Capitalized contract acquisition costs are amortized into operating expense based on the transfer of goods or services to which the assets relate which typically range from two – ten years. For the year ended December 31, 2023, the Company capitalized $2.0 million and also amortized $1.2 million of contract costs, respectively. The breakdown of the movement in the deferred costs of acquisition balance for the year ended  December 31, 2023 is as follows (Dollar amounts in thousands of U.S. dollars):

Year ended December 31, 2023

Balance, beginning of period	$1,827
Capitalization of costs	1,987
Amortization of costs	(1,233)
Balance, end of period	$2,581

When the amortization period for costs incurred to obtain a contract with a customer is less than one year, we have elected to apply a practical expedient to expense the costs as incurred.  These costs include our internal sales compensation program, certain partner sales incentive programs and other customer acquisition fees.

(b)	Deferred costs of fulfillment

Deferred costs to fulfill contracts primarily consist of domain registration costs which have been paid to a domain registry, and are capitalized as deferred costs of fulfillment. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. The Company also defers certain technology design and data migration costs it incurs to fulfil its performance obligations contained in our platform services arrangements. For the year ended December 31, 2023, the Company capitalized $179.5 million and also amortized $179.1 million of contract costs. There were no impairment losses recognized in relation to the costs capitalized during the year ended December 31, 2023. Amortization expense is primarily included in cost of revenue. The breakdown of the movement in the deferred costs of fulfillment balance for the year ended  December 31, 2023 is as follows (Dollar amounts in thousands of U.S. dollars).

Year ended December 31, 2023

Balance, beginning of period	$110,674
Deferral of costs	179,477
Recognized costs	(179,083)
Balance, end of period	$111,068

13. Leases

We lease datacenters, corporate offices, antenna tower and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Operating lease cost (leases with a total term greater than 12 months)	$5,710	$4,200
Short-term lease cost (leases with a total term of 12 months or less)	196	244
Variable lease cost	1,878	1,223
Total lease cost	$7,784	$5,667

Lease Cost is presented in general and administrative expenses and direct cost of revenues within our consolidated statements of operations and comprehensive income.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	Year Ended	Year Ended
Supplemental cashflow information:	December 31, 2023	December 31, 2022
Operating lease - operating cash flows (fixed payments)	$6,088	$4,896
Operating lease - operating cash flows (liability reduction)	$5,170	$3,984
New Right of Use assets - operating leases	$11,388	$6,726

Supplemental balance sheet information related to leases:	December 31, 2023	December 31, 2022
Weighted average discount rate	6.92%	4.14%
Weighted average remaining lease term	10.57 yrs	6.56 yrs

Maturity of lease liability as of  December 31, 2023 (Dollar amounts in thousands of U.S. dollars):

December 31, 2023
2024	$6,717
2025	5,349
2026	3,478
2027	2,204
2028	1,769
Thereafter	15,307
Total future lease payments	34,824
Less interest	11,172
Total	$23,652

Operating lease payments include payments under the non-cancellable term, without any additional amounts related to options to extend lease terms that are not reasonably certain of being exercised.

As of December 31, 2023, we have not entered into any lease agreements that have not yet commenced, and therefore are not included in the lease liability.

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

14. Redeemable preferred units:

The Company entered into a Series A Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with Generate TF Holdings, LLC, a Delaware limited liability company (“Generate”) on August 8, 2022 (the "Effective Date"), and closed the transaction contemplated thereby on August 11, 2022 (the "Transaction Close") pursuant to which the Company issued and sold 10,000,000 units of its Series A Preferred Units to Generate at a cash purchase price of $6.00 per unit ("Initial Funding"). Under the Unit Purchase Agreement, after the Transaction Close until the third anniversary of the Effective Date (the "End Date") and upon the achievement of pre-determined operational and financial drawdown milestones, the Company will issue and sell in subsequent fundings an aggregate of 23,333,333.34 units of additional Series A Preferred Units on the same terms and conditions as in the Initial Funding ("Milestone Fundings"). The investment provided the Company with $60 million of capital upon the Initial Funding, with an additional $140 million of capital commitments available to the Company over the subsequent three-year period if the milestones are achieved. From the Transaction Close until the earlier of (i) the End Date and (ii) the date upon which Generate has paid $140 million pursuant to Milestone Fundings, the Company is required to pay Generate a standby fee at a rate of 0.50% of any portion of the unpaid $140 million capital commitment which will be paid quarterly. The Series A Preferred Units accrue a preferred return to the holder at a rate of 15% per annum, subject to adjustments based on the value of approved projects under the Equity Capital Contribution Agreement (the “ECC Agreement”). The preferred return on the Series A Preferred Units purchased under the Unit Purchase Agreement may be adjusted down to a floor of 13% or up to a ceiling of 17% per annum based on commitment and contribution amounts under the ECC Agreement. The preferred return accrues daily, and is compounded quarterly. The preferred return accrued during the first two years is not payable unless and until the Series A Preferred Units are redeemed. The preferred return accrued after the second anniversary of the Transaction Close is payable by the Company quarterly. If the Company should redeem the Series A Preferred Units prior to the fourth anniversary of the Transaction Close, the Company is required to pay a make-whole premium, which is calculated as the cumulative and compounded preferred return that would have accrued (at the preferred return rate in effect immediately prior to such redemption) on the outstanding unreturned capital balance with respect to the Series A Preferred Units through and including the six-year anniversary of the Transaction Close had such Series A Preferred Unit not been redeemed, discounted at an agreed upon treasury rate plus 50 basis points, compounded quarterly (the "Make-Whole-Premium").

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

Under the terms of the LLC Agreement, the Company is mandatorily required to redeem the redeemable preferred units prior to the earliest of (i) a sale of the Company, (ii) a public offering, (iii) an event of default (or similar term) by Tucows Inc. or any of its affiliates under, (iv) a material breach if not cured or otherwise remedied in accordance with the terms of any credit facility (taking into account any cure periods), by the Company or any of its Subsidiaries under any debt facilities where the Company or any of its Subsidiaries incurs indebtedness for borrowed money, (v) the Company failed to pay the preferred return for two consecutive quarters, and (vi) the six-year anniversary of the Transaction Close. Due to the fact that the redeemable preferred units are mandatorily redeemable, the redeemable preferred units are classified as a liability in the accompanying consolidated balance sheets. The liability was initially recorded at fair value and subsequently recorded at the present value of the settlement amount, which includes the preferred return payments required until the instrument's expected maturity on the sixth anniversary of the Transaction Close, August 10, 2028 using the implicit rate of return of the instrument, 15%. The Company recorded a $16.6 million accretion expense on the redeemable preferred units for the year ended December 31, 2023, recorded as interest expense, net in the accompanying consolidated statements of comprehensive income.

The Company incurred $0.8 million of legal fees related to the redeemable preferred unit issuance, which have been reflected as a reduction to the carrying amount of the redeemable preferred unit balance and will be amortized to interest expense, net in the accompanying consolidated statements of operations and comprehensive income (loss) over the expected six-year term instrument.

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

On May 4, 2023, Ting Fiber, LLC executed the Ting Class C Notes - Redemption Agreement (the "Redemption Agreement") and the Ting Class C Notes – Side Letter (the "Side Letter Agreement") with Generate. Under the terms of the Redemption Agreement, Ting Fiber, LLC redeemed 5,173,067 Series A Preferred Units held by Generate at $6 per unit, totaling a redemption of $31 million. The terms of the redemption were modified by the Side Letter Agreement, which granted a 30% discount on the make-whole premium which amounted to $14.7 million for a total redemption price of $45.7 million inclusive of the make-whole premium. The Company has accounted for the redemption of the preferred units as an extinguishment of debt in accordance with ASC 470 - Debt. The resulting loss on debt extinguishment has been recognized as 'Other Income/Expense' in the financial statements. Terms of the Side Letter Agreement also preclude Ting Fiber, LLC from issuing additional Series A Preferred Units for 365 days from the closing of the Redemption Agreement during which time standby fees will be suspended.

As of December 31, 2023, the redeemable preferred units have an aggregate liquidation preference of $91.5 million, plus a Make-Whole Premium should redemption occur before the fourth anniversary of the Transaction Date and are senior to the Ting Fiber, LLC common shares with respect to sale, dissolution, liquidation or winding up of the Company.

The following table summarizes the Company’s borrowings under the preferred unit agreement (Dollar amounts in thousands of U.S. dollars):

	December 31, 2023	December 31, 2022

Opening Balance	$91,396	$-
Add: Funding at Transaction Close	-	60,000
Add: Milestone Funding	35,000	27,500
Add: Accretion of redeemable preferred units(1)	16,541	3,896
Add: Loss on debt extinguishment	14,680	-
Less: Redemption of preferred units	(45,718)	-
Redeemable preferred units balance	111,899	91,396
Less: Deferred preferred financing costs	(509)	(962)
Total Redeemable preferred units	$111,390	$90,434

(1) The Company capitalizes interest expenses directly attributable to the development of qualifying assets. Qualifying assets include internally use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the year ended December 31, 2023, the Company capitalized $2.4 million of interest expenses pertaining to the redeemable preferred units directly attributable to the development of certain AUC assets, respectively.

The following table summarizes our scheduled repayments as of December 31, 2023 (Dollar amounts in thousands of U.S. dollars):

2024	$7,353
2025	18,639
2026	18,536
2027	18,639
2028	133,942
$197,109

15. Common Shares

The Company’s authorized common share capital is 250 million shares of common stock without nominal or par value. On December 31, 2023, there were 10,903,405 shares of common stock outstanding ( December 31, 2022: 10,817,110).

Repurchase of common shares:

(a) Normal Course Issuer Bids:

2024 Stock Buyback Program

On February 22, 2024, the Company announced that its Board of Directors (“Board”) has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 23, 2024 and is expected to terminate on February 22, 2025.

2023 Stock Buyback Program

On February 9, 2023, the Company announced that its Board of Directors (“Board”) had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 10, 2023 and terminated on February 9, 2024. The Company did not repurchase shares under this program.

2022 Stock Buyback Program

On February 10,  2022, the Company announced that its Board of Directors (“Board”) had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 11, 2022 and terminated on February 9, 2023. The Company did not repurchase shares under this program.

2021 Stock Buyback Program

On February 9, 2021, the Company announced that its Board of Directors (“Board”) had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 10, 2021 and terminated on February 9, 2022. The Company did not repurchase shares under this program.

2020 Stock Buyback Program

On February 12, 2020, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 13, 2020 and terminated on February 9, 2021. The Company did not repurchase shares under this program during the year ended December 31, 2021.

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

The following table summarizes our share repurchase activity for the periods covered below (Dollar amounts in thousands of US dollars, except for share data):

	Year Ended December 31,
	2023	2022	2021
Common stock received in connection with share-based compensation
Number of shares	-	3,053	45,824
Aggregate market value of shares (in thousands)	$-	$197	$3,669
Average price per share	$-	$64.67	$80.07

16. Stock Option Plans:

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

The fair value of Company Options granted during the years ended December 31, 2023,  December 31, 2022 and  December 31, 2021 was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2023	2022	2021

Volatility	42.6%	34.9%	35.7%
Risk-free interest rate	4.2%	3.4%	0.8%
Expected life (in years)	4.46	4.60	4.60
Dividend yield	0.0%	0.0%	0.0%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$10.34	$14.93	$24.83

Details of Company Option transactions are as follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	1,036,748	$59.97	904,151	$64.36	845,020	$55.31
Granted	172,305	25.04	262,980	42.15	282,625	79.30
Exercised	-	-	(40,459)	31.95	(179,321)	45.04
Forfeited	(41,126)	58.89	(55,234)	68.11	(41,240)	65.72
Expired	(35,295)	68.58	(34,690)	58.92	(2,933)	60.70
Outstanding, end of period	1,132,632	54.61	1,036,748	59.97	904,151	64.36
Options exercisable, end of period	731,945	$61.05	520,679	$62.74	415,925	$56.44

As of December 31, 2023, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were for Company Options were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$16.47 - $19.78	31,250	$19.38	4.7	$238	-	$-	-	$-
$21.07 - $28.37	139,497	26.29	6.4	102	-	-	-	-
$30.70 - $30.74	20,000	30.71	5.9	-	5,000	30.71	5.9	-
$40.04 - $48.00	216,247	42.40	5.3	-	77,231	43.21	5.0	-
$51.82 - $59.98	193,633	55.72	1.0	-	225,837	55.70	0.9	-
$60.01 - $68.41	292,332	62.10	2.7	-	289,494	62.41	2.5	-
$70.13 - $79.51	223,173	78.50	4.1	-	124,258	78.28	4.0	-
$80.61 - $82.07	16,500	81.27	4.8	-	10,125	81.42	4.8	-
	1,132,632	$54.61	3.8	$340	731,945	$61.05	2.6	$-

Total unrecognized compensation cost relating to unvested Company Options at December 31, 2023 , prior to the consideration of expected forfeitures, is approximately $5.5 million and is expected to be recognized over a weighted average period of 2.8 years.

There were no exercises of Company Options during the year ended  December 31, 2023. The total intrinsic value of Company Options exercised during the years ended  December 31, 2022 and  December 31, 2021 wa s $0.8 million and $6.4  million, respectively. Cash received from the exercise of stock options during the years ended  December 31, 2022 and  December 31, 2021 was  $1.1 million and  $4.8 million respectively.

The Company recorded stock-based compensation for Company options amounting to $6.0 million, $5.8 million and $4.6 million for the years ended December 31, 2023, 2022 and 2021 respectively. Stock-based compensation for the Company stock has been included in operating expenses as follows (Dollar amounts in thousands of US dollars):

	Year Ended December 31,
	2023	2022	2021
Network expenses	$399	$399	$531
Sales and marketing	1,423	1,498	1,941
Technical operations and development	634	545	824
General and administrative	3,577	3,337	1,296
	$6,033	$5,779	$4,592

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

The fair value of stock options granted during the year ended  December 31, 2023 was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2023	2022	2021

Volatility	40.6%	40.7%	N/A
Risk-free interest rate	4.3%	4.4%	N/A
Expected life (in years)	4.17	4.16	N/A
Dividend yield	0.0%	0.0%	N/A
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$0.49	$0.49	N/A

Details of Wavelo's stock option transactions are as follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	15,975,528	$1.27	-	$-	N/A	N/A
Granted	865,000	1.37	15,975,528	1.27	N/A	N/A
Exercised	-	-	-	-	N/A	N/A
Forfeited	(451,708)	1.27	-	-	N/A	N/A
Expired	(55,587)	1.27	-	-	N/A	N/A
Outstanding, end of period	16,333,233	1.28	15,975,528	1.27	N/A	N/A
Options exercisable, end of period	7,752,114	$1.27	15,975,528	$1.27	N/A	N/A

As of December 31, 2023, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were for Wavelo stock options were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0.00 - $1.74	16,333,233	$1.28	5.9	$7,588	7,752,114	$1.27	5.9	$3,643
	16,333,233	$1.28	5.9	$7,588	7,752,114	$1.27	5.9	$3,643

Total unrecognized compensation cost relating to unvested Wavelo stock options at December 31, 2023, prior to the consideration of expected forfeitures, is approximately $4.5 million and is expected to be recognized over a weighted average period of 2.2 years.

Stock-based compensation for the Wavelo stock options has been included in operating expenses as follows (Dollar amounts in thousands of US dollars):

	Year Ended December 31,
	2023	2022	2021
Network expenses	$131	$104	$-
Sales and marketing	931	508	-
Technical operations and development	259	407	-
General and administrative	434	801	-
	$1,755	$1,820	$-

2022 Ting Equity Compensation Plan

On January 16, 2023 the Board of Ting Fiber, LLC approved Ting's Equity Compensation Plan (Ting ECP), which has been established for the benefit of the employees, officers, directors and certain consultants of Ting or Tucows. The Ting stock options were introduced in order to provide variable compensation that helps retain executives and ensures that our executives' interests are aligned with those stakeholders of the business to grow the long-term value. The maximum number of Ting common units that have been set aside for issuance under the plan is 10 million units, currently there are 100 million common units outstanding. Generally, options issued under the ECP vest over a four-year period and have a term not exceeding seven years. Compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of share-based instrument at the time of the grant and are recognized as expense over the vesting period of the share based instrument.

The Company calculates expected volatility based on the actual volatility of comparable publicly traded companies. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company assumes the expected dividend yield to be zero.

The fair value of stock options granted during the year ended  December 31, 2023 was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2023	2022	2021

Volatility	35.8%	N/A	N/A
Risk-free interest rate	3.8%	N/A	N/A
Expected life (in years)	4.18	N/A	N/A
Dividend yield	0.0%	N/A	N/A
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$0.11	N/A	N/A

Details of Ting's stock option transactions are as follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	-	$-	N/A	N/A	N/A	N/A
Granted	8,044,000	6.00	N/A	N/A	N/A	N/A
Exercised	-	-	N/A	N/A	N/A	N/A
Forfeited	(438,381)	6.00	N/A	N/A	N/A	N/A
Expired	(101,350)	6.00	N/A	N/A	N/A	N/A
Outstanding, end of period	7,504,269	6.00	N/A	N/A	N/A	N/A
Options exercisable, end of period	3,156,281	$6.00	N/A	N/A	N/A	N/A

As of December 31, 2023, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were for Ting stock options were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0.00 - $6.00	7,504,269	$6.00	6.1	$-	3,156,281	$6.00	6.0	$-
	7,504,269	$6.00	6.1	$-	3,156,281	$6.00	6.0	$-

Total unrecognized compensation cost relating to unvested stock options at December 31, 2023, prior to the consideration of expected forfeitures, is approximately $0.6 million and is expected to be recognized over a weighted average period of 2.5 years.

Stock-based compensation for the Ting stock options has been included in operating expenses as follows (Dollar amounts in thousands of US dollars):

	Year Ended December 31,
	2023	2022	2021
Network expenses	$45	$-	$-
Sales and marketing	139	-	-
Technical operations and development	6	-	-
General and administrative	156	-	-
	$346	$-	$-

The Company recorded stock-based compensation expense of $8.1 million for year ended December 31, 2023 and $7.6 million and $4.6 million for the years ended December 31, 2022 and December 31, 2021, respectively. The Company details of the stock-based compensation expense are as follows:

	Year Ended December 31,
	2023	2022	2021
Company options	$6,060	$5,779	$4,592
Wavelo options	2,065	1,820	-
Ting options	346	-	-
Capitalized stock based compensation	(337)	-	-
Total Stock Based Compensation expense	$8,134	$7,599	$4,592

The Company capitalizes stock-based compensation costs directly attributable to the development of qualifying assets. Qualifying assets include internal use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the year ended December 31, 2023, the Company capitalized $0.3 million of stock based compensation directly attributable to the development of certain IUS assets.

17. Foreign Exchange:

A foreign exchange loss amounting to $0.1 million has been recorded in general and administrative expenses during the year ended December 31, 2023. A foreign exchange loss amounting to $0.2 millionhas been recorded in general and administrative expenses during the year ended December 31, 2022. A foreign exchange gain amounting to $0.4 million has been recorded in general and administrative expenses during the year ended December 31, 2021.

18. Other Income (Expenses):

On August 1, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and between the Company and DISH Wireless L.L.C.(“DISH”). Under the Purchase Agreement and in accordance with the terms and conditions set forth therein, the Company sold to DISH its mobile customer accounts that are marketed and sold under the Ting brand (other than certain customer accounts associated with one network operator) (“Transferred Assets”). For a period of 10 years following the execution of the Purchase Agreement, DISH will pay a monthly fee to the Company generally equal to an amount of net revenue received by DISH in connection with the transferred customer accounts minus certain fees and expenses, as further set forth in the Purchase Agreement. During the year ended December 31, 2023, the Company earned $17.0 million under the Purchase Agreement.

	For the twelve months ended
	2023	2022	2021
Income earned on sale of transferred assets	17,033	18,507	20,030
Income earned on sale of Ting customer assets	$17,033	$18,507	$20,030

The Company recorded interest income amounting to $4.5 million, $0.1 million and nil for the years ended  December 31, 2023, 2022 and 2021 respectively. This significant increase in 2023 was primarily due to the strategic investment of excess 2023 Term Notes proceeds into Money Market Deposit Accounts ("MMDAs") and Certificates of Deposit ("CDs"), which generated $4.3 million in interest income. Interest expense, net has been included in "Other Income" as follows (Dollar amounts in thousands of US dollars):

	For the twelve months ended
	2023	2022	2021
Interest expense	$(46,256)	$(14,588)	$(4,617)
Interest income	4,485	132	-
Interest expense, net	$(41,771)	$(14,456)	$(4,617)

19. Earnings Per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of US dollars, except for share data):

	Year ended December 31,
	2023	2022	2021

Numerator for basic and diluted earnings per common share:
Net income (loss) for the period	$(96,197)	$(27,571)	$3,364

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,864,086	10,769,280	10,662,337
Effect of outstanding stock options	-	-	155,132
Diluted weighted average number of shares outstanding	10,864,086	10,769,280	10,817,468

Basic earnings per common share	$(8.85)	$(2.56)	$0.32

Diluted earnings per common share	$(8.85)	$(2.56)	$0.31

For the year ended  December 31, 2023, and  December 31, 2022 the Company recorded a net loss, thus all outstanding options were considered anti-dilutive and excluded from the computation of diluted income per common share.

For the year ended December 31, 2021, options to purchase 39,889 common shares were outstanding but were not included in the computation of diluted income per common share because the options' exercise price was greater than the average market price of the common shares for the year.

20. Commitments and Contingencies:

(a)       The Company has several non-cancelable lease and purchase obligations primarily for general office facilities, service contracts for mobile telephone services and equipment that expire over the next ten years. Future minimum payments under these agreements are as follows (Dollar amounts in thousands of US dollars):

Contractual Obligations for the year ending December 31,	Contractual Lease Obligations	Debt Obligations	Capital Purchase Obligations	Redeemable preferred units financing Obligations	Notes Payable financing Obligations	Purchase Obligations (1)(2)	Total Obligations

2024	$6,717	$-	$12,342	$7,353	$-	$19,403	$45,815
2025	5,349	-	-	18,639	-	20,994	44,982
2026	3,478	211,900	-	18,536	-	5,098	239,012
2027	2,204	-	-	18,639	-	1,252	22,095
2028	1,769	-	-	133,942	238,505	1,179	375,395
Thereafter	15,307	-	-	-	-	4,724	20,044
	$34,824	$211,900	$12,342	$197,109	$238,505	$52,650	$747,343

(1) Purchase obligations include all other legally binding service contracts for mobile telephone services and other operational agreements to be delivered during Fiscal 2024 and subsequent years.

(2) Purchase obligations include minimum revenue commitments of $30.5 million with the Company's MNO partner between 2024 and 2026.

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

Under the terms of the agreement, Ting may be required to advance funds to the City in the event of a quarterly shortfall between the City’s revenue from leasing the network to Ting and the City’s debt service requirements relating to financing of the network. Ting could be responsible for shortfalls between $50,000 and $150,000 per quarter. In Fiscal 2016, the City has entered into financing for the construction of the WFN which allows the City to draw up to $21.0 million, from their lenders, over the next five years with interest only payments during that period with a loan maturity of 30 years. As of December 31, 2023, the City has drawn $16.2 million and the City’s revenues from Ting exceed the City’s debt service requirements. The Company does not believe it will be responsible for any shortfall in Fiscal 2024.

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

Ting is responsible for paying a fee per subscriber to SiFi. Through a “take or pay” arrangement, Ting has agreed to certain minimum charges based on minimum subscriber rates. These minimum fees are variable based on the percentage completion of the fiber optic network, and thus have not been considered an unconditional purchase obligation for the purposes of the table in Note 20 (a).

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

Ting is responsible for paying a fee per subscriber to Netly, as well as an unlit door fee for each serviceable address not subscribed. Through a “take or pay” arrangement, Ting has agreed to certain minimum charges based on minimum subscriber rates. To the extent that construction of the fiber optic network is complete, our minimum commitments have been included in the contractual lease obligations of the table in Note 20 (a). With respect to future obligations based on the future construction of the fiber optic network, these minimum fees are variable and thus have not been considered an unconditional purchase obligation for the purposes of the table in Note 20 (a).

(e)     On January 7, 2022, Ting Fiber, Inc., entered into a 25-year lease agreement with Colorado Springs Utilities (“CSU”), a municipally owned utility. The lease agreement named Ting Fiber the anchor tenant on a city-wide fiber network that is intended to pass 200,000 homes in Colorado Springs, Colorado. CSU began construction in Q2 of 2023. The lease obligates Ting, and its ultimate parent Tucows, Inc., to pay a per month fee for addresses passed by the network (as they are passed and become serviceable for customers to connect to the network) and for certain fiber infrastructure, including co-location space. Total costs of the lease, over its twenty-five-year term, are approximately $593,000,000 based on a fully completed fiber-to-the-home network, however the minimum fees are variable based on the percentage completion of the fiber optic network. Future committed fees associated with completed portions of the network have been included in the contractual lease obligations of the table in Note 20(a). Future fees associated with portions of the network that have yet to be constructed have not been considered an unconditional purchase obligation for the purposes of the table in Note 20(a).

(f)      On May 11, 2022, Ting Fiber, LLC, entered into a "Rights-of-Way" agreement with the City of Alexandria, Virginia whereby the City granted Ting Fiber the right to install, place, construct, maintain, operate, upgrade, repair, and replace a Communications System to provide Broadband Services within the Public Rights-of-Way (a space in, upon, above, along, across, over and below the public and City-owned property that is used as a public rights-of-way) for a fee. Per the agreement, Ting Fiber is to pay the City throughout the 20-year term of the agreement, an amount equal to 3% of Ting Fiber's Broadband Revenues once the network is live, and subscribers are obtained, and this fee is to be paid on a quarterly basis. The agreement commenced once Ting Fiber launched its network in Alexandria in March 2023. Since these fees are currently variable in nature, they have not been considered an unconditional purchase obligation for the purposes of the table in Note 20 (a).

(g)     On November 1, 2023, the Company, entered into a Network Access and Use Agreement with Blue Suede Networks, LLC, which granted Ting Fiber the right to use the fiber communications network to be constructed by Blue Suede Networks, LLC to provide high-speed broadband Internet Access services to end-user residential and small and medium sized business customers in the city of Memphis, Tennessee. The agreement grants the Company an exclusivity period of 5 years. The agreement requires the Company to pay the greater of a minimum revenue commitment based on minimum subscriber rates and a revenue share. Future fees associated with portions of the network have not been considered an unconditional purchase obligation for the purposes of the table in Note 20(a).

(h)     In the normal course of its operations, the Company becomes involved in various legal claims and lawsuits. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of December 31, 2023 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial position.

21. Segment Reporting:

Reportable operating segments:

We are organized and managed based on three operating segments which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate. No operating segments have been aggregated to determine our reportable segments.

Certain revenues and expenses disclosed under the Corporate category are excluded from segment Adjusted EBITDA results as they are centrally managed and not monitored by or reported to our CEO by segment, including retail mobile services, eliminations of intercompany transactions, portions of Finance and Human Resources that are centrally managed, Legal and Corporate IT.

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

2.  Segment Adjusted EBITDA - segment gross margin as well as the recurring income earned on sale of transferred assets, less network expenses and certain operating expenses attributable to each segment, such as sales and marketing, technical operations and development, general and administration expenses but excludes gains and losses from unrealized foreign currency, stock-based compensation and transactions that are not indicative of on-going performance, including acquisition and transition costs. Certain revenues and expenses disclosed under the Tucows Corporate category are excluded from segment Adjusted EBITDA results as they are centrally managed and not monitored by or reported to our CEO by segment, including mobile retail services, eliminations of intercompany transactions, portions of Finance and Human Resources that are centrally managed, Legal and Corporate IT.

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

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in “Note 11 – Revenue”), which is regularly reported to the chief operating decision maker, and the reconciliations thereof to our income before taxes, are set out in the following tables (Dollar amounts in thousands of US dollars):

	Ting	Wavelo	Tucows Domains	Tucows Corporate and eliminations	Consolidated Totals
Year Ended December 31, 2023

Net revenues
External revenues	$50,937	$35,979	$242,097	$10,324	$339,337
Intersegment revenues	-	2,691	-	(2,691)	-
Total net revenues	50,937	38,670	242,097	7,633	339,337
Direct cost of revenues	20,151	2,626	169,414	10,065	202,256
Segment gross margin	30,786	36,044	72,683	(2,432)	137,081
Network, other costs					28,222
Network, depreciation of property and equipment					35,864
Network, amortization of intangible assets					1,506
Network, impairment of property and equipment					4,822
Gross profit					66,667

Expenses:
Sales and marketing					67,806
Technical operations and development					19,217
General and administrative					33,406
Depreciation of property and equipment					567
Amortization of intangible assets					9,323
Loss (gain) on currency forward contracts					-
Total expenses					130,319

Loss from operations					(63,652)

Other income (expenses):
Interest expense					(46,256)
Interest income					4,485
Loss on debt extinguishment					(14,680)
Income earned on sale of transferred assets, net					17,033
Total other income (expenses)					(39,418)

Loss before provision for income taxes					$(103,070)

Adjusted EBITDA	$(44,151)	$10,573	$42,623	$6,406	$15,451

	Ting	Wavelo	Tucows Domains	Tucows Corporate and eliminations	Consolidated Totals
Year Ended December 31, 2022

Net revenues
External revenues	$42,425	$23,632	$243,158	$11,927	$321,142
Intersegment revenues	-	712	-	(712)	-
Total net revenues	42,425	24,344	243,158	11,215	321,142
Direct cost of revenues	17,004	2,926	166,890	9,448	196,268
Segment gross margin	25,421	21,418	76,268	1,767	124,874
Network, other costs					17,433
Network, depreciation of property and equipment					27,589
Network, amortization of intangible assets					1,512
Network, impairment of property and equipment					92
Gross profit					78,248

Expenses:
Sales and marketing					53,937
Technical operations and development					14,187
General and administrative					30,845
Depreciation of property and equipment					598
Loss (gain) on disposition of property and equipment					461
Amortization of intangible assets					9,882
Total expenses					109,910

Loss from operations					(31,662)

Other income (expenses):
Interest expense					(14,588)
Interest income					132
Gain on sale of Ting customer assets, net					18,507
Other expense, net					(177)
Total other income (expenses)					3,874

Loss before provision for income taxes					$(27,788)

Adjusted EBITDA	$(21,557)	$3,875	$44,834	$10,438	$37,590

	Ting	Wavelo	Tucows Domains	Tucows Corporate and eliminations	Consolidated Totals
Year Ended December 31, 2021

Net revenues
External revenues	$25,327	$16,781	$245,576	$16,653	$304,337
Intersegment revenues	-	-	-	-	-
Total net revenues	25,327	16,781	245,576	16,653	304,337
Direct cost of revenues	12,035	1,308	167,488	12,208	193,039
Segment gross margin	13,292	15,473	78,088	4,445	111,298
Network, other costs					14,769
Network, depreciation of property and equipment					17,452
Network, amortization of intangible assets					583
Network, impairment of property and equipment					201
Gross profit					78,293

Expenses:
Sales and marketing					39,471
Technical operations and development					14,310
General and administrative					22,370
Depreciation of property and equipment					534
Loss (gain) on disposition of property and equipment					234
Amortization of intangible assets					9,424
Impairment of definite life intangible assets					-
Gain on currency forward contracts					(277)
Total expenses					86,066

Loss from operations					(7,773)

Other income (expenses):
Interest expense, net					(4,617)
Gain on sale of Ting customer assets, net					20,030
Other expense, net					(370)
Total other income (expenses)					15,043

Income before provision for income taxes					$7,270

Adjusted EBITDA	$(18,778)	$7,334	$47,765	$12,500	$48,821

Reconciliation of Income before Provision for Income Taxes to Adjusted EBITDA	Twelve months ended December 31,
(In Thousands of US Dollars)	2023	2022	2021

Net Income (Loss) for the period	$(96,197)	$(27,571)	$3,364
Less:
Provision for income taxes	(6,873)	(217)	3,906
Depreciation of property and equipment	36,431	28,187	17,986
Impairment and loss on disposition of property and equipment	4,822	553	435
Amortization of intangible assets	10,829	11,394	10,007
Interest expense, net	41,771	14,456	4,617
Loss on debt extinguishment	14,680	-	-
Accretion of contingent liability	-	248	383
Stock-based compensation	8,134	7,599	4,592
Unrealized loss (gain) on change in fair value of foreign currency forward contracts	-	-	606
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	(62)	281	219
Acquisition and other costs[1]	1,916	2,660	2,706

Adjusted EBITDA	$15,451	$37,590	$48,821

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

(b)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of US dollars):

	December 31, 2023	December 31, 2022

Canada	$943	$1,240
United States	338,696	280,219
Europe	5	36
	$339,644	$281,495

(c)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of US dollars):

	December 31, 2023	December 31, 2022

Canada	$1,864	$2,736
United States	15,341	24,770
	$17,205	$27,506

(d)           Valuation and qualifying accounts (Dollar amounts in thousands of US dollars):

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses		Write-offs during period	Balance at end of period

Year Ended December 31, 2023	$693	$		$(182)	$511
Year Ended December 31, 2022	$541		$152	$-	$693

22. Subsequent Events:

2024 Stock Buyback Program

On February 22, 2024, the Company announced that its Board of Directors (“Board”) has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 23, 2024 and is expected to terminate on February 22, 2025. The previously announced $40 million buyback program for the period February 10, 2023 to February 9, 2024 was terminated.

CONDENSED FINANCIAL STATEMENTS OF TUCOWS INC.

(PARENT COMPANY)

All operating activities of Tucows Inc. (the “Parent Company”) are primarily conducted by its operating subsidiaries, Tucows.com Co (“Tucows.com Co”), eNom LLC ("eNom"), EPAG Domainservices GmbH (“EPAG”), Ascio Technologies, Corp (“Ascio”), Ting Inc. (“Ting Inc”), Wavelo, Inc. (“Wavelo”) and Ting Fiber, LLC (“Ting Fiber”).

The Parent Company holds a direct 100% ownership interest in Tucows (Delaware) Inc. ("Tucows Delaware"), which holds the Parent Company’s interest in its operating subsidiaries. The Parent Company is a holding company that does not conduct any substantive business operations and does not have any assets or liabilities other than cash and cash equivalents, accounts receivables, prepaid expenses, intangible assets, derivative instruments, accounts payables, accrued liabilities, investments in its subsidiaries and due to related party. The operations of Ting Fiber, LLC are partially funded through Redeemable preferred units which have restrictions on the ability to pay dividends, loan funds and make other upstream distributions to the Parent Company without prior approval by the holder of the Redeemable preferred units.

These Condensed Parent Company financial statements have been prepared using the same accounting principles and policies described in the notes to the Consolidated Financial Statements. Refer to the Consolidated Financial Statements and notes presented above for additional information and disclosures with respect to these condensed financial statements.

PARENT COMPANY INFORMATION

TUCOWS INC

SCHEDULE I - CONDENSED BALANCE SHEETS

(Dollar amounts in thousands of U.S. dollars)

	December 31, 2023	December 31, 2022

Assets
Cash and cash equivalents	$7,051	$3,897
Accounts receivable	-	482
Prepaid expenses and deposits	610	528
Income taxes recoverable	508	1,716
Derivative instrument	-	1,599
Investment in subsidiaries	81,636	178,786
Intangible assets	59	59
Total Assets	89,864	187,067

Liabilities
Accounts payable	147	665
Accrued liabilities	459	265
Due to related parties	68,392	66,415
Deferred tax liability	10,991	23,065
Total Liabilities	79,989	90,410

Equity
Share capital	34,321	31,816
Additional paid-in capital	21,235	17,679
Accumulated surplus (deficit)	(45,681)	46,314
Accumulated other comprehensive income	-	848
Total Equity	9,875	96,657
Total Liabilities and Equity	$89,864	$187,067

The accompanying notes to the condensed financial statements are an integral part of these financial statements

PARENT COMPANY INFORMATION

TUCOWS INC

SCHEDULE I - CONDENSED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands of U.S. dollars)

	For the year ended December 31,
	2023	2022	2021

Income (loss) of equity method investments	$(97,150)	$(25,348)	$8,486
Operating expenses	(8,192)	(7,095)	(7,059)
Interest income (expense)	1,016	1,378	(376)
Income tax recovery	8,129	3,494	2,313
Net income (loss)	(96,197)	(27,571)	3,364
Other comprehensive income (loss) - Parent Company	(848)	1,408	-
Other comprehensive income (loss) - Subsidiaries	1,792	(967)	(1,993)
Comprehensive income (loss)	$(95,253)	$(27,130)	$1,371

The accompanying notes to the condensed financial statements are an integral part of these financial statements

PARENT COMPANY INFORMATION

TUCOWS INC

SCHEDULE I - CONDENSED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands of U.S. dollars)

	For the year ended December 31,
	2023	2022	2021

Operating activities
Net income (loss)	$(96,197)	$(27,571)	$3,364
Non-cash items affecting net income
Excess tax benefits on stock-based compensation expense	-	(193)	(1,554)
Stock-based compensation	6,035	5,779	4,592
Deferred income taxes (recovery)	(11,804)	(6,689)	(1,251)
Amortization of discontinued cash flow hedge from Accumulated other income	(1,144)	(761)	-
Loss (gain) on change in the fair value of forward contracts	1,624	281	-
Equity in undistributed earnings of subsidiaries	97,150	25,348	(8,486)
Changes in non-cash balances related to operations
Accounts receivable	381	(482)	-
Prepaid expenses and deposits	(82)	(49)	(191)
Income taxes recoverable	1,208	532	108
Accounts payable	(492)	507	102
Accrued liabilities	195	196	254
Customer deposits	-	(1)	-
Cash from operating activities	(3,126)	(3,103)	(3,062)

Financing activities
Net proceeds received from (paid to) subsidiaries	6,280	1,101	(1,650)
Net Proceeds received on exercise of stock options	-	1,096	4,431
Cash from financing activities	6,280	2,197	2,781

Investing activities
Investment in unrelated company	-	(2,012)	-
Acquisition of intangible assets	-	-	(59)
Cash from investing activities	-	(2,012)	(59)

Increase (decrease) in cash and cash equivalents	3,154	(2,918)	(340)

Cash and cash equivalents, beginning of period	3,897	6,815	7,155
Cash and cash equivalents, end of year	$7,051	$3,897	$6,815

The accompanying notes to the condensed financial statements are an integral part of these financial statements

SCHEDULE I - NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Tucows Inc. (the “Parent Company”) is a holding company that conducts substantially all of its business operations through its subsidiaries. The Parent Company holds a direct 100% ownership interest in Tucows (Delware) Inc., which holds the Parent Company’s interest in Tucows.com Co (“Tucows.com Co”), eNom LLC ("eNom"), EPAG Domainservices GmbH (“EPAG”), Ascio Technologies, Corp (“Ascio”), Ting Inc. (“Ting Inc”), Wavelo, Inc. (“Wavelo”) and Ting Fiber, LLC (“Ting Fiber”).

The Parent Company was incorporated under the laws of the Commonwealth of Pennsylvania in November 1992 under the name Infonautics, Inc. In August 2001, we completed our acquisition of Tucows Inc., a Delaware corporation, and we changed our name from Infonautics, Inc. to Tucows Inc.

The Parent Company was established to allocate capital and manage internet and telecom infrastructure businesses.  Through its operating subsidiaries, the Parent Company offers a broad range of services including fixed Internet access, billing and subscription management platform services for communication service providers and distribution of global internet services through the provision of domain name registrations, digital certificates and email services.

As of December 31, 2023 the restricted net assets for Ting Fiber LLC totaled $89.3 million. The restrictions on these net assets primarily affect our ability to transfer funds from our subsidiaries without violating contractual agreements. The Company continuously evaluates the impact of these restrictions on our liquidity and capital resource planning.

The Company operates within a consolidated tax group, comprising the Parent Company and its wholly-owned subsidiaries. Deferred taxes are not separately identified and recorded at the parent level.

No dividends have been received from any of our subsidiaries in the past three years.

NOTE 2. COMMITMENTS AND CONTINGENCIES

The Parent Company and its subsidiaries, excluding Ting Fiber, LLC, have revolving credit facilities through third-party financial institutions. The total available amount on the credit facilities is $240 million, and as at December 31, 2023, $211.9 million was drawn on the credit facilities. The Parent Company had no other material commitments or contingencies during the reported periods.

NOTE 3. SHARE CAPITAL

The Company's authorized common share capital is 250 million shares of common stock without nominal or par value. As of December 31, 2023, and 2022, the number of outstanding shares of common stock was 10,903,405 and 10,817,110, respectively. The Parent Company issued 86,295, 40,459, and nil common stock during the twelve months ended  December 31, 2023, December 31, 2022 and December 31, 2021, respectively related to stock based compensation. The Parent Company retired nil, 3,053 and 45,824 common stock during the twelve months ended  December 31, 2023, December 31, 2022 and  December 31, 2021, respectively related to stock options exercised.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tucows Inc.
DATE: April 1, 2024	By:	/s/ Elliot Noss
Name: Elliot Noss
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elliot Noss	President, Chief Executive Officer	April 1, 2024
Elliot Noss	(Principal Executive Officer) and Director

/s/ Davinder Singh	Chief Financial Officer	April 1, 2024
Davinder Singh	(Principal Financial and Accounting Officer)

/s/ Allen Karp	Director	April 1, 2024
Allen Karp

/s/ marlene carl	Director	April 1, 2024
Marlene Carl

/s/ Robin Chase	Director	April 1, 2024
Robin Chase

/s/ Erez Gissin	Director	April 1, 2024
Erez Gissin

/s/ Jeffrey Schwartz	Director	April 1, 2024
Jeffrey Schwartz

/s/ gigi sohn	Director	April 1, 2024
Gigi Sohn

/s/ lee matheson	Director	April 1, 2024
Lee Matheson