Form 10-Q
period 2024-03-31
TUCOWS INC /PA/
filed 2024-05-09
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, there were 10,950,656 outstanding shares of common stock, no par value, of the registrant.

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

PART I.    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	March 31,	December 31,
	2024	2023

Assets

Current assets:
Cash and cash equivalents	$66,590	$92,687
Restricted cash (note 7)	4,034	3,639
Accounts receivable, net of allowance for doubtful accounts of $515 as of March 31, 2024 and $511 as of December 31, 2023	19,683	22,206
Contract asset, net (note 10)	124	1,417
Inventory	6,095	6,786
Prepaid expenses and deposits	16,142	17,387
Derivative instrument asset (note 4)	571	2,277
Deferred costs of fulfillment, current portion (note 11)	100,346	95,649
Income taxes recoverable	346	709
Total current assets	213,931	242,757

Deferred costs of fulfillment, long-term portion (note 11)	15,741	15,419
Investments	2,012	2,012
Secured notes reserve funds (note 7)	8,760	8,652
Property and equipment, net	350,397	339,644
Right of use lease asset	28,504	27,467
Contract costs	2,618	2,581
Intangible assets, net (note 5)	27,899	29,484
Goodwill (note 5)	130,410	130,410
Total assets	$780,272	$798,426

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$12,770	$12,676
Accrued liabilities	36,040	35,356
Customer deposits	17,780	19,335
Operating lease liability, current portion (note 12)	5,518	5,397
Deferred revenue, current portion (note 10)	133,363	126,733
Accreditation fees payable	687	609
Income taxes payable	2,036	1,235
Total current liabilities	208,194	201,341

Deferred revenue, long-term portion (note 10)	21,744	21,350
Operating lease liability, long-term portion (note 12)	18,908	18,255
Syndicated revolver (note 6)	205,001	210,354
Notes payable (note 7)	223,791	222,895
Redeemable preferred units - no par value, 33,333,333 units authorized; 15,243,600 units issued and outstanding as of March 31, 2024 and December 31, 2023 (note 18)	115,612	111,390
Deferred tax liability	2,966	2,966
Stockholders' deficit (note 14)
Common stock - no par value, 250,000,000 shares authorized; 10,928,623 shares issued and outstanding as of March 31, 2024 and 10,903,405 shares issued and outstanding as of December 31, 2023 (note 14)	35,035	34,373
Additional paid-in capital	15,370	14,072
Accumulated deficit	(66,782)	(40,298)
Accumulated other comprehensive income (note 4)	433	1,728
Total stockholders' deficit	(15,944)	9,875
Total liabilities and stockholders' deficit	$780,272	$798,426

Contingencies (note 20)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2024	2023

Net revenues (note 10)	$87,457	$80,430

Cost of revenues (note 10)
Direct cost of revenues	51,794	49,290
Network, other costs	7,064	6,323
Network, depreciation of property and equipment	9,865	8,436
Network, amortization of intangible assets (note 5)	365	378
Network, impairment of property and equipment	53	1,942
Total cost of revenues	69,141	66,369

Gross profit	18,316	14,061

Expenses:
Sales and marketing	18,565	15,737
Technical operations and development	5,016	4,815
General and administrative	9,818	8,146
Depreciation of property and equipment	122	152
Amortization of intangible assets (note 5)	1,314	2,494
Total expenses	34,835	31,344

Loss from operations	(16,519)	(17,283)

Other income (expenses):
Interest expense, net	(11,879)	(7,880)
Income earned on sale of transferred assets, net (note 17)	3,621	4,370
Other income (expense), net	67	-
Total other income (expenses)	(8,191)	(3,510)

Loss before provision for income taxes	(24,710)	(20,793)

Provision (recovery) for income taxes (note 8)	1,774	(1,710)

Net loss for the period	(26,484)	(19,083)

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities (note 4)	(1,126)	68
Net amount reclassified to earnings (note 4)	(169)	(236)
Other comprehensive loss net of tax recovery of $413 and $52 for the three months ended March 31, 2024 and March 31, 2023 (note 4)	(1,295)	(168)

Comprehensive loss, for the period	$(27,779)	$(19,251)

Basic and diluted loss per common share (note 9)	$(2.42)	$(1.77)

Shares used in computing basic and diluted loss per common share (note 9)	10,923,599	10,806,321

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash provided by:
Operating activities:
Net loss for the period	$(26,484)	$(19,083)
Items not involving cash:
Depreciation of property and equipment	9,987	8,588
Impairment of property and equipment	53	1,942
Amortization of debt discount and issuance costs	1,067	238
Amortization of intangible assets	1,679	2,872
Net amortization contract costs	(37)	(149)
Deferred income taxes (recovery)	385	(2,710)
Excess tax benefits on share-based compensation expense	-	(1)
Net Right of use operating assets/Operating lease liability	(263)	(82)
Disposal of domain names	2	-
Accretion of redeemable preferred units	3,755	3,037
Loss on change in the fair value of forward contracts	-	745
Amortization of discontinued cash flow hedge	-	(572)
Stock-based compensation expense	1,873	2,246
Change in non-cash operating working capital:
Accounts receivable	2,523	(5,769)
Contract assets	1,293	2,191
Inventory	691	745
Prepaid expenses and deposits	1,245	(1,326)
Deferred costs of fulfillment	(5,019)	(3,956)
Income taxes recoverable	366	518
Accounts payable	318	(156)
Accrued liabilities	(4,659)	(926)
Customer deposits	(1,555)	343
Deferred revenue	7,024	6,303
Accreditation fees payable	78	(289)
Net cash provided by (used in) operating activities	(5,678)	(5,251)

Financing activities:
Proceeds from redeemable preferred units	-	30,000
Deferred preferred financing costs	-	145
Contingent payments for acquisitions	-	(1,600)
Repayment of syndicated revolver	(5,500)	(2,800)
Deferred syndicate revolver issued	-	(305)
Net cash provided by (used in) financing activities	(5,500)	25,440

Investing activities:
Additions to property and equipment	(14,320)	(31,746)
Acquisition of intangible assets	(96)	(166)
Net cash provided by (used in) investing activities	(14,416)	(31,912)

Increase (decrease) in cash and cash equivalents, restricted cash, and restricted cash equivalents	(25,594)	(11,723)

Cash and cash equivalents, restricted cash, and restricted cash equivalents beginning of period	104,978	23,496
Cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$79,384	$11,773

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the interim consolidated balance sheets to the amounts shown in the interim consolidated statements of cash flows above:

Cash and cash equivalents	66,590	11,773
Restricted cash included in funds held by trustee	4,034	-
Restricted cash included in secured notes reserve funds	8,760	-
Total Cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$79,384	$11,773

Supplemental cash flow information:
Interest paid	$9,009	$3,885
Income taxes paid, net	$695	$501
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$5,945	$1,581

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

2. Basis of Presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive loss and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as of March 31, 2024 and the results of operations and cash flows for the interim periods ended March 31, 2024 and 2023. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. Generally Accepted Accounting Principles issued by the Financial Accounting Standards Board. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in Tucows' 2023 Annual Report on Form 10-K filed with the SEC on April 1, 2024 (the “2023 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three months ended March 31, 2024 as compared to the significant accounting policies and estimates described in our 2023 Annual Report.

3. Recent Accounting Pronouncements:

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information, including significant segment expenses, on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the Chief Operating Decision Maker (“CODM”) uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment information, such as depreciation, amortization and depletion expense amounts, to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. Early adoption is permitted. A public entity should apply the amendments in ASU 2023- 07 retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU 2023-09 is intended to improve the disclosures for income taxes to allow investors to better assess, in their capital allocation decisions, how an entity's worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. The amendments in ASU 2023-09 require consistent categories and greater disaggregation of information in the rate reconciliation disclosure as well as disclosure of income taxes paid disaggregated by jurisdiction. The amendments of ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In February 2024, the FASB issued ASC 2024-02 "Codifications Improvements - Amendments to Remove References to the Concepts Statements." ASU 2024-02 amends the codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025 and is not expected to have a significant impact on our financial consolidated statements.

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

4. Derivative Instruments and Hedging Activities:

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign exchange rate risk and formerly interest rate risk.

Since October 2012, the Company has employed a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on its future cash flows related to a portion of payroll, taxes, rent and payments to Canadian domain name registry suppliers that are denominated in Canadian dollars and are expected to be paid by its Canadian operating subsidiary. In May 2020, the Company entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to variable interest payments on the Second Amended 2019 Credit Facility. The notional value of the interest rate swap was $70 million. During the third quarter of fiscal year 2022, the Company elected to discontinue its application of hedge accounting to its interest rate swaps prospectively. Until the interest rate swaps matured in June 2023, the derivatives continued to be carried at fair value in the accompanying Consolidated Balance Sheets with changes in their fair value from the date of discontinuance recognized in current period earnings in Interest expense, net in the Consolidated Statements of Operations and Comprehensive Loss. Unrealized gains and losses in Accumulated other comprehensive income (AOCI) as of the date of discontinuance were realized in net income over the remaining term of the underlying forecasted interest payments into interest expense over the original term of the hedged debt. Prior to the discontinuance, for the interest rate swap contracts, unrealized gains or losses on the effective portion of these contracts had been included in other comprehensive income (OCI) and reclassified to earnings when the hedged transaction settled. As of March 31, 2024 there are no interest swaps held by the Company.

The Company does not use hedging forward contracts for trading or speculative purposes. The foreign exchange contracts typically mature between one and twelve months, and the interest rate swap fully matured as of June 30, 2023.

The Company has designated certain of these foreign exchange transactions as cash flow hedges of forecasted transactions under ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASC Topic 815”). For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. The Company designated the interest rate swap as a cash flow hedge of expected future interest payments at the inception of the contract. Accordingly, for the foreign exchange, unrealized gains or losses on the effective portion of these contracts were included within other comprehensive income and reclassified to earnings when the hedged transaction is settled. Cash flows from hedging activities were classified under the same category as the cash flows from the hedged items in the consolidated statements of cash flows. The fair value of the foreign exchange contract, as of  March 31, 2024 and December 31, 2023, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of March 31, 2024, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $44.6 million, of which $44.6 million met the requirements of ASC Topic 815 and were designated as accounting hedges.

As of December 31, 2023, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $61.4 million, of which $61.4 million met the requirements of ASC Topic 815 and were designated as hedges.

As of March 31, 2024, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset

April - June 2024	13,840	1.3678	151
July - September 2024	16,974	1.3697	228
October - December 2024	13,795	1.3686	192
	$44,609	1.3688	$571

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of March 31, 2024 Fair Value Asset	As of December 31, 2023 Fair Value Asset
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$571	$2,277
Total foreign currency forward contracts (net)	Derivative instruments	$571	$2,277

Movement in AOCI balance for the three months ended March 31, 2024 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI Balance - December 31, 2023	$2,275	$(547)	$1,728
Other comprehensive income (loss) before reclassifications	(1,485)	359	(1,126)
Amount reclassified from AOCI	(223)	54	(169)
Other comprehensive income (loss) for the three months ended March 31, 2024	(1,708)	413	(1,295)

Ending AOCI Balance - March 31, 2024	$567	$(134)	$433

Effects of derivative instruments on income and OCI for the three months ended March 31, 2024 and 2023 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$184
Foreign currency forward contracts for the three months ended March 31, 2024	$(1,126)	Cost of revenues	$39

		Operating expenses	$(211)
Foreign currency forward contracts for the three months ended March 31, 2023	$68	Cost of revenues	$(50)

Interest rate swap contract for the three months ended March 31, 2023	$-	Interest expense, net	$-

5. Goodwill and Other Intangible Assets:

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance remained consistent at $130.4 million as of  March 31, 2024 and December 31, 2023. The Company's goodwill relates 83% ($107.7 million) to the Tucows Domains operating segment and 17% ($22.7 million) to the Ting operating segment.

Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present. No impairment charge was recognized during the three months ended March 31, 2024 and 2023.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended  March 31, 2024 and March 31, 2023, the Company assessed that all domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should be renewed.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years.

For the three months ended March 31, 2024 the Company acquired customer relationship assets through hosting agreements for $0.1 million. These assets are being amortized over seven years.

Net book value of acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, December 31, 2023	$11,151	$1,128	$870	$13,303	$2,148	$884	$29,484
Acquisition of customer relationships	-	-	-	96	-	-	96
Additions to/(disposals from) domain portfolio, net	(2)	-	-	-	-	-	(2)
Amortization expense	-	-	(222)	(1,277)	(155)	(25)	(1,679)
Balances, March 31, 2024	$11,149	$1,128	$648	$12,122	$1,993	$859	$27,899

The following table shows the estimated amortization expense for each of the next 5 years and thereafter, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
Remainder of 2024	$5,418
2025	4,094
2026	2,122
2027	1,634
2028	1,092
Thereafter	1,262
Total	$15,622

6. Syndicated Revolver:

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

During the three months ended March 31, 2024, the Company made a repayment of $5.5 million on the 2023 Credit Facility.

Third Amended 2019 Credit Facility

In connection with entering into the 2023 Credit Facility, on September 22, 2023, the Company paid off the principal balance, including accrued interest thereon, of the revolving loans outstanding under the Third Amended and Restated Credit Agreement (the “RBC Credit Agreement”), dated as of August 8, 2022, as amended, by and among the Company, certain subsidiaries of the Company as borrowers, certain other subsidiaries of the Company as guarantors, Royal Bank of Canada, as administrative agent (“RBC”), and the lenders party thereto, pursuant to which Tucows’ prior credit facility that provided the Borrowers with a $240 million revolving credit facility (the "2019 Credit Facility").  The RBC Credit Agreement automatically terminated upon the receipt by RBC of certain backstop letters of credit delivered by BMO.

2023 Credit Facility Terms

The 2023 Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Agreement requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio by maintaining at all times a Total Funded Debt to Adjusted EBITDA Ratio of not more than (i) 4.50:1:00 at any time from and after the Closing Date to and including December 30, 2023; (ii) 4.25:1:00 from December 31, 2023 to and including March 30, 2024; (iii) 4.00:1.00 from March 31, 2024 to and including June 29, 2024; and (iv) 3.75:1.00 thereafter; and (2) an interest coverage ratio by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00:1.00. The required principal repayment of $206.4 million is due in 2026.

During the three months ended March 31, 2024, and the three months ended March 31, 2023 the Company was in compliance with the covenants under its credit agreements in effect at the time.

Borrowings under the 2023 Credit Agreement will accrue interest and standby fees based on the Company's Total Funded Debt to Adjusted EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:
Availment type or fee	Less than 2.00	Greater than or equal to 2.00 and less than 2.75	Greater than or equal to 2.75 and less than 3.50	Greater than or equal to 3.50 and less than 4.00	Greater than or equal to 4.00
Canadian dollar borrowings based on the Canadian Dollar Offered Rate or U.S. dollar borrowings based on SOFR and letter of credit fees (Margin)	1.50%	2.00%	2.50%	3.00%	3.50%
Canadian borrowings based on Prime Rate or Canadian or U.S. dollar borrowings based on Base Rate (Margin)	0.25%	0.75%	1.25%	1.75%	2.25%
Standby fees	0.30%	0.40%	0.50%	0.60%	0.70%

The following table summarizes Excluding-Ting's borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	March 31, 2024	December 31, 2023

Revolver	$206,400	$211,900
Less: unamortized debt discount and issuance costs	(1,399)	(1,546)
Total Syndicated Revolver	205,001	210,354
Less: Syndicated Revolver, current portion	-	-
Syndicated Revolver, long-term portion	$205,001	$210,354

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

The debt discount and issuance costs of the 2023 Term Notes are being amortized using the straight-line method over a five-year period between the Closing date and the anticipated repayment date. During the three months ended March 31, 2024, the Company recognized  $0.3 million of interest expense related to the amortization of the debt discount and issuance costs of the 2023 Notes.

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

As of March 31, 2024, we were in compliance with all required covenants. As of March 31, 2024, the Company's scheduled principal repayments for the 2023 Term Notes are set to occur after 2027.

The following table summarizes Ting's borrowings under the 2023 Term Notes (Dollar amounts in thousands of U.S. dollars):

	March 31, 2024	December 31, 2023

Principal	$238,505	$238,505
Less: unamortized issuance costs	(5,511)	(5,847)
Less: unamortized discount	(9,203)	(9,763)
Total notes payable	223,791	222,895
Less: notes payable, current portion	-	-
Note payable, long-term portion(1)	$223,791	$222,895

(1) During the three months ended March 31, 2024 and March 31, 2023, the Company capitalized $0.5 million and nil of interest expenses pertaining to the 2023 Term Notes directly attributable to the development of certain AUC assets, respectively.

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

At March 31, 2024, Restricted cash totaled $4.0 million.

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

At March 31, 2024 Secured notes reserve funds totaled $8.8 million.

8. Income Taxes:

The Company’s provision for income taxes for interim periods is determined by using an estimated annual effective tax rate, adjusted for discrete items arising during the quarter. At each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to volatility due to several factors, including accurately forecasting the Company’s net income before tax and taxable income or loss and the mix of tax jurisdictions to which they relate, intercompany transactions, and changes in statutes, regulations, and case law.

For the three months ended March 31, 2024, the Company recorded an income tax expense of $1.8 million on net loss before income taxes of $24.7 million using an estimated effective tax rate for the fiscal year ending December 31, 2024 adjusted for certain minimum state taxes. Our effective tax rates for the three months ended March 31, 2024 differs from the U.S. federal statutory rate primarily due to changes in valuation allowance on net operating losses and the impact of foreign earnings.

Comparatively, for the three months ended March 31, 2023, the Company recorded an income tax recovery of $1.7 million on net loss before income taxes of $20.8 million, using an estimated effective tax rate for the fiscal year ending December 31, 2023 adjusted for certain minimum state taxes. Our effective tax rate for the three months ended March 31, 2023 differs from the U.S. federal statutory rate primarily due to an increase in valuation allowance on net operating losses.

9. Basic and Diluted Earnings (Loss) per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of US dollars, except for share data):

	Three Months Ended March 31,
	2024	2023

Numerator for basic and diluted loss per common share:
Net loss for the period	$(26,484)	$(19,083)

Denominator for basic and diluted loss per common share:
Basic weighted average number of common shares outstanding	10,923,599	10,806,321
Effect of outstanding stock options	-	-
Diluted weighted average number of shares outstanding	10,923,599	10,806,321

Basic and diluted loss per common share	$(2.42)	$(1.77)

For the three months ended March 31, 2024 and March 31, 2023 the Company recorded a net loss, thus all outstanding options were considered anti-dilutive and excluded from the computation of diluted income per common share.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended March 31,
	2024	2023
Ting:
Fiber Internet Services	$14,102	$11,853

Wavelo:
Platform Services	9,365	6,498
Other Professional Services	25	802
Total Wavelo	9,390	7,300

Tucows Domains
Wholesale
Domain Services	48,151	46,293
Value Added Services	4,703	4,531
Total Wholesale	52,854	50,824

Retail	9,028	8,418
Total Tucows Domains	61,882	59,242

Tucows Corporate:
Mobile services and eliminations	2,083	2,035

	$87,457	$80,430

During the three months ended March 31, 2024 one customer accounted for 10.5% of total revenue amounting to $9.2 million within the Wavelo segment. During the three months ended March 31, 2023 no one customer accounted for more than 10% of total revenue.

At March 31, 2024, one customer represented 48.2% of accounts receivables. As of December 31, 2023, one customer represented 59% of total accounts receivable.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended March 31,
	2024	2023

Ting:
Fiber Internet Services	$5,360	$3,985

Wavelo:
Platform Services	332	334
Other Professional Services	19	692
Total Wavelo	351	1,026

Tucows Domains:
Wholesale
Domain Services	38,663	37,002
Value Added Services	547	606
Total Wholesale	39,210	37,608

Retail	4,136	4,113
Total Tucows Domains	43,346	41,721

Tucows Corporate:
Mobile services and eliminations	2,737	2,558

Network Expenses:
Network, other costs	7,064	6,323
Network, depreciation of property and equipment	9,865	8,436
Network, amortization of intangible assets	365	378
Network, impairment of property and equipment	53	1,942
Total Network Expenses	17,347	17,079

	$69,141	$66,369

During the three months ended March 31, 2024, Network expenses included $0.1 million of impairment of property and equipment.

During the three months ended March 31, 2023, Network expenses included impairment of property and equipment of $1.9 million. The impairment losses related to specific network assets that were identified as being damaged and no longer in use. The full cost of the identified assets was recorded as an impairment loss.

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

Significant changes in deferred revenue for the three months ended March 31, 2024 were as follows (Dollar amounts in thousands of U.S. dollars):

Deferred revenue:

March 31, 2024

Balance, beginning of period	$148,083
Deferred revenue	64,054
Recognized revenue	(57,030)
Balance, end of period	$155,107

The Company receives consideration for long-term mobile platform service contracts, which we collect variably each month depending on the number of subscribers hosted on the platform (subject to certain minimums) as well as through certain fixed platform fees and credits. Contract assets are recorded for services delivered under long-term mobile platform services contracts, to the extent that the services delivered exceed the services which have been billed to the customer at the reporting date. Contract assets are transferred to receivables when the rights to consideration become unconditional. All contract assets transfer to receivables within three months of when they are recognized. Significant changes in the contract assets for the three months ended March 31, 2024 were as follows (Dollar amounts in thousands of U.S dollars):

Contract assets:

March 31, 2024

Balance, beginning of period	$1,417
Consideration recognized as revenue	8,888
Transferred to receivables	(10,181)
Balance, end of period	$124

Remaining Performance Obligations

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

The breakdown of the movement in the deferred costs of fulfillment balance for the three months ended March 31, 2024 is as follows (Dollar amounts in thousands of U.S. dollars).

March 31, 2024

Balance, beginning of period	$111,068
Deferral of costs	49,095
Amortized expense included in cost of revenue	(44,076)
Balance, end of period	$116,087

12. Leases:

We lease datacenters, corporate offices and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended March 31,
	2024	2023
Operating Lease Cost (leases with a total term greater than 12 months)	$1,663	$1,273
Short-term Lease Cost (leases with a total term of 12 months or less)	8	87
Variable Lease Cost	575	434
Total Lease Cost	$2,246	$1,794

Lease Cost is presented in general and administrative expenses and network expenses within our consolidated statements of operations and comprehensive loss.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended March 31,
Supplemental cash flow information:	2024	2023
Operating Lease - Operating Cash Flows (Fixed Payments)	$1,843	$1,378
Operating Lease - Operating Cash Flows (Liability Reduction)	$1,482	$1,219
Change due to new Right of Use Assets - Operating Leases	$2,404	$2,821

Supplemental balance sheet information related to leases:	March 31, 2024	December 31, 2023
Weighted Average Discount Rate	7.27%	6.92%
Weighted Average Remaining Lease Term	11.44 yrs	10.57 yrs

Maturity of lease liability as of  March 31, 2024 (Dollar amounts in thousands of U.S. dollars):

March 31, 2024
Remaining of 2024	$5,266
2025	5,603
2026	3,728
2027	2,454
2028	2,019
Thereafter	18,720
Total future lease payments	37,790
Less imputed interest	13,365
Total	$24,426

Operating lease payments include payments under the non-cancellable term, without any additional amounts related to options to extend lease terms that are reasonably certain of being exercised.

As of March 31, 2024, we have not entered into lease agreements that have not yet commenced.

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

Reportable operating segments

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

Key measure of segment performance

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

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in “Note 10 – Revenue”), which is regularly reported to the chief operating decision maker, and the reconciliations thereof to our income before taxes, are set out in the following tables (Dollar amounts in thousands of US dollars):

Reconciliation of Loss before Provision for Income Taxes to Adjusted EBITDA	Three Months Ended March 31,
(In Thousands of US Dollars)	2024	2023

Net Loss for the period	$(26,484)	$(19,083)
Less:
Provision (recovery) for income taxes	1,774	(1,710)
Depreciation of property and equipment	9,987	8,588
Impairment and loss on disposition of property and equipment	53	1,942
Amortization of intangible assets	1,679	2,872
Interest expense, net	11,879	7,880
Stock-based compensation	1,873	2,246
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	390	40
Acquisition and other costs[1]	3,051	255

Adjusted EBITDA	$4,202	$3,030

1 Acquisition and other costs represent transaction-related expenses and transitional expenses. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Three Months Ended March 31, 2024

Net revenues
External revenues	$14,102	$9,191	$61,882	$2,282	$87,457
Intersegment revenues	-	199	-	(199)	-
Total net revenues	14,102	9,390	61,882	2,083	87,457
Direct cost of revenues	5,360	351	43,346	2,737	51,794
Segment gross margin	8,742	9,039	18,536	(654)	35,663

Network, other costs					7,064
Network, depreciation of property and equipment					9,865
Network, amortization of intangible assets					365
Network, impairment of property and equipment					53
Gross profit					18,316

Expenses:
Sales and marketing					18,565
Technical operations and development					5,016
General and administrative					9,818
Depreciation of property and equipment					122
Amortization of intangible assets					1,314
Total expenses					34,835

Loss from operations					(16,519)

Other income (expenses):
Interest expense, net					(11,879)
Income earned on sale of transferred assets					3,621
Other expense, net					67
Total other income (expense)					(8,191)

Loss before provision for income taxes					$(24,710)

Adjusted EBITDA	$(9,537)	$2,787	$10,011	$941	$4,202

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Three Months Ended March 31, 2023

Net revenues
External revenues	$11,853	$6,642	$59,242	$2,693	$80,430
Intersegment revenues	-	658	-	(658)	-
Total net revenues	11,853	7,300	59,242	2,035	80,430
Direct cost of revenues	3,985	1,026	41,721	2,558	49,290
Segment gross margin	7,868	7,590	17,521	(1,839)	31,140

Network, other costs					6,323
Network, depreciation of property and equipment					8,436
Network, amortization of intangible assets					378
Network, impairment of property and equipment					1,942
Gross profit					14,061

Expenses:
Sales and marketing					15,737
Technical operations and development					4,815
General and administrative					8,146
Depreciation of property and equipment					152
Amortization of intangible assets					2,494
Total expenses					31,344

Loss from operations					(17,283)

Other income (expenses):
Interest expense, net					(7,880)
Income earned on sale of transferred assets					4,370
Total other income (expense)					(3,510)

Loss before provision for income taxes					$(20,793)

Adjusted EBITDA	$(9,273)	$335	$10,338	$1,630	$3,030

(b)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of US dollars):

	March 31, 2024	December 31, 2023

Canada	$891	$943
United States	349,501	338,696
Europe	5	5
	$350,397	$339,644

(c)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of US dollars):

	March 31, 2024	December 31, 2023

Canada	$1,709	$1,864
United States	13,913	15,341
	$15,622	$17,205

(d)           Valuation and qualifying accounts (Dollar amounts in thousands of US dollars):

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period

Three Months Ended March 31, 2024	$511	$4	$-	$515
Twelve months ended December 31, 2023	$693	$-	$(182)	$511

14. Stockholders' Deficit:

The following table summarizes stockholders' deficit transactions for the three months March 31, 2024 (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained earnings	comprehensive	stockholders'
	Number	Amount	capital	(Accumulated Deficit)	income (loss)	deficit

Balances, December 31, 2023	10,903,405	$34,373	$14,072	$(40,298)	$1,728	$9,875
Stock-based compensation(1)	25,218	662	1,298	-	-	1,960
Net loss	-	-	-	(26,484)	-	(26,484)
Other comprehensive income (loss)	-	-	-	-	(1,295)	(1,295)
Balances, March 31, 2024	10,928,623	$35,035	$15,370	$(66,782)	$433	$(15,944)

(1) The Company capitalizes stock-based compensation costs directly attributable to the development of qualifying assets. Qualifying assets include internal use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the three ended March 31, 2024 the Company capitalized $0.1 million of stock-based compensation directly attributable to the development of certain IUS assets.

2024 Stock Buyback Program

On February 22, 2024, the Company announced that its Board of Directors (“Board”) approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 23, 2024 and is expected to terminate on February 22, 2025. For the three months ended March 31, 2024, the Company did not repurchase shares under this program.

2023 Stock Buyback Program

On February 9, 2023, the Company announced that its Board has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The $40 million buyback program commenced on February 10, 2023 and terminated on February 9, 2024. For the three months ended March, 31 2023, the Company did not repurchase shares under this program. For the three months ended March 31, 2024, the Company did not repurchase shares under this program.

2022 Stock Buyback Program

On  February 10, 2022, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on  February 11, 2022 and was terminated on  February 10, 2023. For the three months ended March 31, 2023 the Company did not repurchase shares under this program.

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

Details of Company stock option transactions for the three months ended  March 31, 2024 and  March 31, 2023 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	1,132,632	$54.61	1,036,748	$59.97
Granted	2,500	21.07	10,000	22.36
Exercised	-	-	-	-
Forfeited	(50,044)	15.27	(18,423)	60.04
Expired	(22,874)	55.57	(6,725)	67.25
Outstanding, end of period	1,062,214	54.30	1,021,600	60.04
Options exercisable, end of period	610,211	$61.27	515,204	$62.70

As of March 31, 2024, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$16.47 - $19.78	31,250	19.38	4.7	$8	-	-	-	$-
$21.07 - $28.37	140,997	26.19	6.2	-	2,500	22.36	6.0	-
$30.70 - $30.74	20,000	30.71	5.7	-	5,000	30.71	5.7	-
$40.04 - $48.00	196,929	42.28	5.1	-	64,181	42.87	5.2	-
$51.82 - $59.98	174,808	55.73	0.8	-	173,158	55.72	0.8	-
$60.01 - $68.41	271,045	62.06	2.3	-	240,743	62.30	2.2	-
$70.13 - $79.51	210,685	78.49	3.7	-	114,504	78.18	3.7	-
$80.61 - $82.07	16,500	81.27	4.5	-	10,125	81.42	4.5	-
	1,062,214	$54.30	3.6	$8	610,211	$61.27	2.5	$-

Total unrecognized compensation cost relating to unvested stock options at March 31, 2024, prior to the consideration of expected forfeitures, is approximately $4.6 million and is expected to be recognized over a weighted average periodof 2.2 years.

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

Details of Wavelo's stock option transactions for the three months ended  March 31, 2024 and  March 31, 2023 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	16,333,233	$1.28	15,975,528	$1.27
Granted	530,000	1.74	580,750	1.27
Exercised	-	-	-	-
Forfeited	(220,272)	0.27	(86,683)	1.27
Expired	(157,705)	1.27	-	-
Outstanding, end of period	16,485,256	1.29	16,469,595	1.27
Options exercisable, end of period	8,610,331	$1.27	4,602,003	$1.27

As of March 31, 2024, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $1.74	16,485,256	1.29	5.6	$7,417	8,610,331	1.27	5.6	4,047
	16,485,256	$1.29	5.6	$7,417	8,610,331	$1.27	5.6	$4,047

Total unrecognized compensation cost relating to unvested stock options at March 31, 2024, prior to the consideration of expected forfeitures, is approximately $4.1 million and is expected to be recognized over a weighted average periodof 2.0 years.

2022 Ting Equity Compensation Plan

On January 16, 2023, the Board of Ting Fiber, LLC approved Ting's Equity Compensation Plan (Ting ECP), which has been established for the benefit of the employees, officers, directors and certain consultants of Ting or Tucows. The Ting stock options were introduced in order to provide variable compensation that helps retain executives and ensure that our executives' interests are aligned with those stakeholders of the business to grow the long-term value. The maximum number of Ting common units that have been set aside for issuance under the plan is 10 million units, currently there are 100 million common units outstanding. Generally, options issued under the ECP vest over a four-year period and have a term not exceeding seven years. Compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of the share-based instrument at the time of the grant and are recognized as expense over the vesting period of the share-based instrument.

The Company calculates expected volatility based on the actual volatility of comparable publicly traded companies. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company assumes the expected dividend yield to be zero.

Details of Ting's stock option transactions for the three months ended  March 31, 2024 and  March 31, 2023 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	7,504,269	$6.00	-	$-
Granted	18,000	6.00	7,315,000	6.00
Exercised	-	-	-	-
Forfeited	(163,250)	6.00	(35,473)	6.00
Expired	(145,269)	6.00	-	-
Outstanding, end of period	7,213,750	6.00	7,279,527	6.00
Options exercisable, end of period	3,448,984	$6.00	1,836,206	$6.00

As of March 31, 2024, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $6.00	7,213,750	6.00	6.1	$-	3,448,984	$6.00	6.1	$-
	7,213,750	$6.00	6.1	$-	3,448,984	$6.00	6.1	$-

Total unrecognized compensation cost relating to unvested stock options at March 31, 2024, prior to the consideration of expected forfeitures, is approximately $0.5 million and is expected to be recognized over a weighted average period of 2.3 years.

The Company recorded total stock-based compensation expense of $1.9 million and $2.2 million for the three months ended March 31, 2024, and  March 31, 2023, respectively. The Company details of the stock-based compensation expense are as follows:

	Three Months Ended March 31,
	2024	2023
Company options	$1,423	$1,504
Wavelo options	469	546
Ting options	68	196
Capitalized stock based compensation	(87)	-
Total stock based compensation expense	$1,873	$2,246

During the three months ended March 31, 2024 and March 31, 2023, the Company capitalized $0.1 million and nil of stock based compensation directly attributable to the development of certain IUS assets, respectively.

16. Fair Value Measurement:

For financial assets and liabilities recorded in our financial statements at fair value we utilize a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as of  March 31, 2024 (Dollar amounts in thousands of U.S. dollars):

	March 31, 2024
	Fair Value Measurement Using			Assets
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset, net	$-	$571	$-	$571

Total asset, net	$-	$571	$-	$571

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as of December 31, 2023 (Dollar amounts in thousands of U.S. dollars):

	December 31, 2023
	Fair Value Measurement Using			Assets
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset, net	$-	$2,277	$-	$2,277

Total assets, net	$-	$2,277	$-	$2,277

17. Other income:

On August 1, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and between the Company and DISH Wireless L.L.C. (“DISH”). Under the Purchase Agreement and in accordance with the terms and conditions set forth therein, the Company sold to DISH its mobile customer accounts that are marketed and sold under the Ting brand (other than certain customer accounts associated with one network operator) (“Transferred Assets”). For a period of 10 years following the execution of the Purchase Agreement, DISH will pay a monthly fee to the Company generally equal to an amount of net revenue received by DISH in connection with the transferred customer accounts minus certain fees and expenses, as further set forth in the Purchase Agreement. The Company earned the amounts noted in the table below under the Purchase Agreement during the three months ended March 31, 2024 and March 31, 2023.

(Dollar amounts in thousands of U.S. dollars)	Three Months Ended March 31,
	2024	2023
Income earned on sale of transferred assets	$3,621	$4,370
Total other income	$3,621	$4,370

The Company recorded interest income amounting to $1.0 million and $0.1 million for the three months ended March 31, 2024 and 2023 respectively. This significant increase was primarily due to the strategic investment of excess 2023 Term Notes proceeds into Money Market Deposit Accounts ("MMDAs") and Certificates of Deposit ("CDs"), which generated $1.0 million in interest income. Interest expense, net has been included in '"Other Income" as follows (Dollar amounts in thousands of US dollars):

	Three Months Ended March 31,
	2024	2023
Interest expense	$(12,879)	$(7,934)
Interest income	1,000	54
Interest expense, net	$(11,879)	$(7,880)

18. Redeemable preferred units:

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

The Company's Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"), states that in the event that (i) the Company fails to pay the preferred return for two consecutive quarters, (ii) the Company fails to pay the redemption price in connection with any redemption of the Series A Preferred Units, (iii) the Company materially breaches its obligations under the LLC Agreement, (iv) there occurs an event of default (or similar term) under Tucows Inc.’s or its affiliates’ credit agreement, (v) there occurs material breach if not cured or otherwise remedied in accordance with the terms of any credit facility (taking into account any cure periods), by the Company or any of its Subsidiaries under any debt facilities where the Company or any of its Subsidiaries incurs indebtedness for borrowed money, or (vi) the Company breaches any covenant under the Unit Purchase Agreement, Generate has the option to either (i) convert Series A Preferred Units based on the Redemption Price into common units of the Company based on the then applicable conversion price; or (ii) compelling the sale of certain assets of the Company or its subsidiaries of equal value to the Redemption Price.

Under the terms of the LLC Agreement, the Company is mandatorily required to redeem the redeemable preferred units prior to the earliest of (i) a sale of the Company, (ii) a public offering, (iii) an event of default (or similar term) by Tucows Inc. or any of its affiliates under, (iv) a material breach if not cured or otherwise remedied in accordance with the terms of any credit facility (taking into account any cure periods), by the Company or any of its Subsidiaries under any debt facilities where the Company or any of its Subsidiaries incurs indebtedness for borrowed money, (v) the Company failed to pay the preferred return for two consecutive quarters, and (vi) the six-year anniversary of the Transaction Close. Due to the fact that the redeemable preferred units are mandatorily redeemable, the redeemable preferred units are classified as a liability in the accompanying consolidated balance sheets. The liability was initially recorded at fair value and subsequently recorded at the present value of the settlement amount, which includes the preferred return payments required until the instrument's expected maturity on the sixth anniversary of the Transaction Close, August 10, 2028 using the implicit rate of return of the instrument, 15%. The Company recorded $4.2 million of accretion expense on the redeemable preferred units for the three months ended March 31, 2024, as interest expense, net in the accompanying consolidated statements of operations and comprehensive loss.

The Company incurred $0.9 million of legal fees related to the redeemable preferred unit issuance, which have been reflected as a reduction to the carrying amount of the redeemable preferred unit balance and will be amortized to interest expense, net in the accompanying consolidated statements of operations and comprehensive loss over the expected six-year term instrument.

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

As of March 31, 2024, the redeemable preferred units have an aggregate liquidation preference of $91.5 million, plus a Make-Whole Premium should redemption occur before the fourth anniversary of the Transaction Date and are senior to the Ting Fiber, LLC common units with respect to sale, dissolution, liquidation or winding up of the Company.

The following table summarizes the Company’s borrowings under the Unit Purchase Agreement (Dollar amounts in thousands of U.S. dollars):

	March 31, 2024	December 31, 2023

Opening Balance	$111,899	$91,396
Add: Milestone Funding	-	35,000
Add: Accretion of redeemable preferred units(1)	4,196	16,541
Add: Loss on debt extinguishment	-	14,680
Less: Redemption of preferred units	-	(45,718)
Redeemable preferred shares balance	116,095	111,899
Less: Deferred preferred financing costs	(483)	(509)
Total Redeemable preferred units	$115,612	$111,390

(1) The Company capitalizes interest expenses directly attributable to the development of qualifying assets. Qualifying assets include internal use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the three months ended March 31, 2024, and March 31, 2023, the Company capitalized $0.4 million and $1.1 million of interest expenses pertaining to the redeemable preferred units directly attributable to the development of certain AUC assets, respectively.

The following table summarizes our scheduled repayments as of March 31, 2024 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2024	$7,353
2025	18,639
2026	18,536
2027	18,639
2028	135,474
$198,641

19. Restructuring Costs:

On February 7, 2024 Ting committed to the 2024 Ting Restructuring Plan which aimed to realign the Company's operational structure within the Ting operating segment and reduce Ting's workforce by 13%, or 7% of the Company’s total workforce, to better align with strategic objectives  (the "2024 Ting Restructuring Plan"). The 2024 Ting Restructuring Plan was designed to streamline operations and reduce operating expenses within the Ting operating segment. Substantially all of the employees impacted by the workforce reduction were notified on February 7, 2024 and have since exited the Company.

During the three months ended March 31, 2024, the Company incurred $2.6 million in costs related to this restructuring, which were accounted for under ASC 420 - Exit or Disposal Cost Obligations. These costs associated with the "2024 Ting Restructuring Plan" predominantly consisted of one-time termination benefits for the terminated employees associated with the restructuring, and to a lesser extent, continuation of benefits and outplacement costs.

The costs are recorded within the following financial statement captions on the Consolidated Statements of Operations and Comprehensive Loss (Dollar amounts in thousands of U.S. dollars):

Expense Presentation	For the Three Months Ended March 31,2024
Direct cost of revenue	$365
Sales and marketing	1,885
Network, other costs	54
General administrative	256
$2,560

All of the costs associated with the 2024 Ting Restructuring Plan were charged to the Ting operating segment.

The components of the restructuring charges were as follows (Dollar amounts in thousands of U.S. dollars):

Cost Description	For the Three Months Ended March 31,2024
One-time pay	$2,089
Continuation of benefits	280
Outplacement costs	191
Total restructuring charges	$2,560

As of March 31, 2024, $0.2 million of costs associated with the 2024 Ting Restructuring Plan remained unpaid and recorded as a liability, reflecting the expected future cash outflows related to employee terminations under the plan. This accrual represents the final portion of the severance benefits yet to be settled, scheduled for payment within the following quarter. The liability for the 2024 Ting Restructuring Plan was included in Accrued liabilities in the consolidated balance sheet, and the following tables summarize the related activity for the 2024 Ting Restructuring Plan for the three months ended March 31, 2024 (Dollar amounts in thousands of U.S. dollars):

Cost Description	As of December 31, 2023	Charges for the Three Months Ended March 31,2024	Cash payments made in the Three Months Ended March 31,2024	Balances as of March 31, 2024
One-time pay	$-	$2,089	$(1,986)	$103
Continuation of benefits	-	280	(280)	-
Outplacement costs	-	191	(52)	139
Total	$-	$2,560	$(2,318)	$242

20. Contingencies:

From time to time, the Company has legal claims and lawsuits in connection with its ordinary business operations. The Company vigorously defends such claims. While the final outcome with respect to any actions or claims outstanding or pending as of  March 31, 2024 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the competition we expect to encounter as our business develops and competes in a broader range of Internet services, the Company's foreign currency requirements, specifically for the Canadian dollar and Euro; Wavelo, and Ting subscriber growth and retention rates; the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential generic top level domain (“gTLD”) expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and the impact it may have on related revenues; our belief regarding the underlying platform for our domain services; our expectation regarding the trend of sales of domain names; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations to obtain additional financing to further accelerate the Ting Internet footprint while sustaining liquidity; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds; our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; our partnership with an affiliate of Generate TF Holdings, LLC, a Delaware limited liability company ("Generate"); and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

•	Our ability to continue to generate sufficient working capital to meet our operating requirements;

•	Our ability to service our debt commitments and preferred unit commitments;

•	Our ability to maintain a good working relationship with our vendors and customers;

•	The ability of vendors to continue to supply our needs;

•	Actions by our competitors;

•	Our ability to attract and retain qualified personnel in our business and address operational efficiencies, such as the 2024 Ting Restructuring Plan;

•	Our ability to effectively manage our business;

•	The effects of any material impairment of our goodwill or other indefinite-lived intangible assets;

•	Our ability to obtain and maintain approvals from regulatory authorities on regulatory issues;

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

•	Our ability to effectively respond or comply with new data protection regulations and any conflicts that may arise between such regulations and our ICANN contractual requirements;

•	The application of business judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given that the ultimate tax determination is uncertain;

•	Our ability to effectively integrate acquisitions;

•	Our ability to monitor, assess and respond to changing geopolitical and economic environments including rising inflation and interest rates;

•	Our ability to collect anticipated payments from DISH in connection with the 10-year payment stream that is a function of the margin generated by the transferred subscribers over a 10-year period pursuant to the terms of the Asset Purchase Agreement dated August 1, 2020 between the Company and DISH Wireless LLC ("DISH") (the “DISH Purchase Agreement”);

•	Our ability to meet the operational and financial drawdown milestones under the Unit Purchase Agreement with Generate, which provides the Company with the ability to obtain additional financing to invest in the expansion of fiber networks;

•	Our ability to maintain compliance with the operational and financial covenants of the 2023 Notes as defined in "Note 7 - Notes Payable" of the Notes to the Consolidated Financial Statements included in Part I, of this report, which provides the Company with financing to invest in the expansion of fiber networks;

•	Our ability to maintain the safety and security of our systems and data;

•	Pending or new litigation;

•

Factors set forth under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 1, 2024 (the “2023 Annual Report”) and in "Item 1A Risk Factors" in Part II of this report.

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

For the three months ended March 31, 2024 and March 31, 2023, we reported net revenue of $87.5 million and $80.4 million, respectively.

Ting

Ting and its wholly owned subsidiaries - Cedar and Simply Bits includes the provision of fixed high-speed Internet access services to select towns throughout the United States, with further expansion underway to both new and existing markets. Our primary sales channel is through the Ting website. The primary focus of this segment is to provide reliable Gigabit Internet services to consumer and business customers. Revenues are all generated in the U.S. and are provided on a monthly basis and have no fixed contract terms.

As of March 31, 2024, Ting Internet had access to 124,000 owned infrastructure serviceable addresses, 33,000 partner infrastructure serviceable addresses and 46,000 active subscribers under its management; compared to having access to 101,000 owned infrastructure serviceable addresses, 19,000 partner infrastructure serviceable addresses and37,000 active subscribers under its management as of March 31, 2023. These figures exclude any changes in serviceable addresses and accounts attributable to Simply Bits.

On February 7, 2024 Ting committed to the 2024 Ting Restructuring Plan, which aimed to realign the Company's operational structure within the Ting operating segment and reduce Ting's workforce by 13%, or 7% of the Company’s total workforce, to better support strategic objectives. The 2024 Ting Restructuring Plan was designed to streamline operations and reduce operating expenses within the Ting operating segment. Substantially all of the employees impacted by the workforce reduction were notified on February 7, 2024 and have since exited the Company.

The Company expects that the 2024 Ting Restructuring Plan will realize personnel and related expense (net of capitalization) savings with the majority of the savings in sales and marketing followed by smaller impacts in direct cost of revenues, general and administrative, and network, other costs. In Fiscal 2024 the realized savings will be partially offset by costs associated with the 2024 Ting Restructuring Plan. During the three months ended March 31, 2024, the Company incurred $2.6 million in costs predominantly consisting of one-time termination benefits, and to a lesser extent, continuation of benefits and outplacement costs ("Note 19 - Restructuring Costs" of the Notes to the Consolidated Financial Statements included in Part I, of this report). These costs are classified as transitional and are excluded in our Adjusted EBITDA. Please see discussion of Adjusted EBITDA  as well as the Adjusted EBITDA reconciliation to net income in the Results of Operations section below. The expected savings may also be offset by increased spending related to Ting's continued expansion in existing and new markets, which may require incremental hiring for different roles, teams or markets; potential inflationary increases to salary, wages and other employee related costs that may be evaluated as necessary by management to retain and attract the best talent; or changes to the realization of capital labor impacts to net operating expenses.

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

Tucows Domains

Tucows Domains includes wholesale and retail domain name registration services, as well as value added services derived through our OpenSRS, eNom, Ascio, EPAG and Hover brands. Tucows Domains revenues are earned primarily from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations. In addition, we earn revenues from the sale of retail domain name registration and email services to individuals and small businesses. Tucows Domains revenues are attributed to the country in which the contract originates, which is primarily in Canada and the U.S for OpenSRS and eNom brands whereas it is primarily in European nations for Ascio and EPAG.

Our primary distribution channel is a global network of more than 35,000 resellers that operate in over 200 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of gTLD and the country code top-level domain options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface, easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale, primarily branded as OpenSRS, eNom, EPAG and Ascio, derives revenue from its domain name registration service. Together the OpenSRS, eNom, EPAG and Ascio Domain Services manage 24.7 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management have increased by 0.2 million, or less than 1%, since March 31, 2023.

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

Retail, primarily the Hover and eNom portfolio of websites, including eNom, and eNom Central, derive revenues from the sale of domain name registration and email services to individuals and small businesses. Our retail domain services also include our Personal Names Service – based on over 36,000 surname domains – which allows roughly two-thirds of Americans to purchase an email address based on their last name. The retail segment now includes the sale of the rights to its portfolio of surname domains used in connection with our RealNames email service and our Exact Hosting Service, that provides Linux hosting services for individuals and small businesses.

KEY BUSINESS METRICS AND NON-GAAP MEASURES

We regularly review a number of business metrics, including the following key metrics and non-GAAP measures, to assist us in evaluating our business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions. The following tables set forth the key business metrics that we believe are the primary indicators of our performance for the periods presented:

Ting Internet	March 31,
	2024	2023
	(in '000's)
Internet subscribers accounts under management	46	37
Internet owned infrastructure serviceable addresses[1]	124	101
Internet partner infrastructure serviceable addresses[1]	33	19

Tucows Domains	For the Three Months Ended March 31,
	2024	2023
	(in 000's)
Total new, renewed and transferred-in domain name transactions [1]	5,996	5,963

(1)	Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

Tucows Domains	March 31,
	2024	2023
	(in 000's)
Registered using Registrar Accreditation belonging to the Tucows Group	17,555	17,967
Registered using Registrar Accreditation belonging to Resellers	7,145	6,516
Total domain names under management	24,700	24,483

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

Other opportunities, challenges and risks

The Company is entitled to a long-term payment stream that is a function of the margin generated by the transferred subscribers over the 10-year term of the DISH Purchase Agreement executed in Fiscal 2020. This consideration structure may not prove to be successful or profitable in the long-term to us if the existing subscriber base churns at an above average rate. Additionally, given DISH controls the revenues and costs incurred associated with the acquired subscribers, there could arise a situation where profitability for the subscriber base is diminished either by lower price points or cost inflation. Additionally, as part of the DISH Purchase Agreement, the Company retained a small number of customer accounts associated with one MNO agreement that was not reassigned to DISH at time of sale. We continue to be subject to the minimum revenue commitments previously agreed to with this excluded MNO agreement. The Company is able to continue adding customers under the excluded MNO network in order to meet the commitment. However, with no direct ability to change customer pricing and limited ability to renegotiate contract costs or significant terms, the Company may be unable to meet the minimum commitments with this MNO partner and could incur significant and recurring penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO. During the three months ended March 31, 2024, the Company has accrued $0.2 million of penalties associated with the minimum commitment shortfall. The Company expects to incur penalties throughout 2024 and thereafter until the contract is expired.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting estimates as previously disclosed in Part II, Item 8 of our 2023 Annual Report.

Inflation, rising interest rates and expected impacts

The Company continues to operate in a challenging macro environment as inflation and interest rates continue to rise globally. The impact of these issues on our business will vary by geographic market and operating segment. We continue to monitor economic conditions closely, as well as segment revenues, cash position, cash flow from operations, interest rates and other factors. Across our three operating segments, personnel costs continue to be impacted by sustained wage inflation incurred in the prior periods. These increases were necessary in order to remain competitive to attract and retain the best talent. The Company continues to monitor and assess wage inflation and is managing it against offsets in hiring plans and contractor mix. Outside of wage inflation, the operating segment most impacted by inflation overall is Ting, as sustained levels of inflation increase our Fiber Network build costs across both materials and contracted labor. We continue to assess ways to reduce build costs through more efficient management of our build design, build efficiency and real-time tracking of build costs to more effectively manage total cost estimates against actual spends. We are also managing our significant vendor relationships closely to mitigate supply chain disruptions and ensure optimal pricing. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, and other unknown developments.

RESULTS OF OPERATIONS FOR THE three months ended March 31, 2024 AS COMPARED TO THE three months ended March 31, 2023

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

We also derive revenue from other value-added services, which primarily consists of proceeds from storefront and domain expiry streams.

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

These mobile services revenue streams also include transitional services provided to DISH. These are billed monthly at set and established rates for services provided in period and include the provision of sales, marketing, order fulfillment, and data analytics related to the legacy customer base sold to DISH. The Company recognizes revenue as the Company satisfies its obligations to provide transitional services.

As a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to DISH, over a period of 10 years. This has been classified as Other Income and not considered revenue in the current period.

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2024	2023

Ting:
Fiber Internet Services	$14,102	$11,853

Wavelo:
Platform Services	9,365	6,498
Other Professional Services	25	802
Total Wavelo	9,390	7,300

Tucows Domains:
Wholesale
Domain Services	48,151	46,293
Value Added Services	4,703	4,531
Total Wholesale	52,854	50,824

Retail	9,028	8,418
Total Tucows Domains	61,882	59,242

Tucows Corporate:
Mobile services and eliminations	2,083	2,035

	$87,457	$80,430
Increase over prior period	$7,027
Increase - percentage	9%

The following table presents our net revenues, by revenue source, as a percentage of total net revenues (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2024	2023

Ting:
Fiber Internet Services	16%	15%

Wavelo:
Platform Services	11%	8%
Other Professional Services	0%	1%
Total Wavelo	11%	9%

Tucows Domains:
Wholesale
Domain Services	56%	57%
Value Added Services	5%	6%
Total Wholesale	61%	63%

Retail	10%	10%
Total Tucows Domains	71%	73%

Tucows Corporate:
Mobile services and eliminations	2%	3%

	100%	100%

Total net revenues for the three months ended March 31, 2024, increased by $7.1 million or 9%, to $87.5 million from when compared to the three months ended March 31, 2023. The three-month increase in net revenue was driven by Ting, Wavelo, Tucows Domains, and Mobile Services and eliminations. The Ting segment increased $2.2 million in the current period as a result of subscriber growth from the continued buildout of our Fiber network across the United States. The Wavelo segment increased $2.1 million in the current period primarily from the completed migration of DISH Boost Mobile subscribers onto our platform. The Tucows Domains segment increased $2.6 million primarily driven by strong domain transactions through the current period. Mobile Services and eliminations increased by less than $0.1 million attributable to decreased intercompany revenues partially offset by decreased telephony services, and decreased transitional services revenues.

Deferred revenue at March 31, 2024, increased by $7.0 million to $155.1 million from $148.1 million at December 31, 2023. This was driven by Tucows Domains as a result of the increase in current period billings for domain name registrations and service renewals, characteristic of the seasonal renewal pattern we see during the beginning of a Fiscal Year as well as the increase in domain names under management through the current period.

During the three months ended March 31, 2024,  a customer, DISH, within our Wavelo segment accounted for 10.5% of total net revenues. No customer accounted for more than 10% of total net revenue during the three months ended March 31, 2023. The increase in revenue attributable to DISH is driven by significant subscriber migration onto our platforms. At March 31, 2024 DISH also represented for 48.2% of total accounts receivable. At  December 31, 2023 DISH represented 59% of accounts receivable. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Our allowance for doubtful accounts was $0.5 million and $0.5 million as at March 31, 2024 and at December 31, 2023, respectively. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Ting

Ting generated $14.1 million in net revenue during the three months ended March 31, 2024, up $2.2 million or 19% compared to the three months ended March 31, 2023. This growth is driven by subscriber growth across our Fiber network relative to the three months ended March 31, 2023, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States.

As of March 31, 2024, Ting Internet had access to 124,000 owned infrastructure serviceable addresses, 33,000 partner infrastructure serviceable addresses and 46,000 active subscribers under its management; compared to having access to 101,000 owned infrastructure serviceable addresses, 19,000 partner infrastructure serviceable addresses and 37,000 active subscribers under its management as of March 31, 2023. These figures exclude any changes in serviceable addresses and subscribers attributable to Simply Bits.

Wavelo

Platform Services

Net revenues from Wavelo Platform Services for the three months ended March 31, 2024, increased by $2.9 million or 44%, to $9.4 million as compared to the three months ended March 31, 2023. This is driven from increased MONOS platform revenues earned from the migration of additional DISH subscribers, from their Boost Mobile brand onto our new platform. Migration of the full Boost Mobile subscriber base onto the MONOS platform was complete by the end of June 30, 2023. The increased platform fees in the current period are partially offset by a reduction of revenues related to the amortization of the contract asset with DISH. The Company expects the contract asset to continue to amortize against revenue through the remainder of the contract as we continue to fulfill the performance obligations. Intercompany revenues earned for provision of services on the ISOS and SM platforms between Wavelo and Ting are included in Wavelo's segment revenues for purposes of segment analysis, but are ultimately eliminated upon consolidation. The elimination impact is presented below in Tucows Corporate - Mobile Services and Eliminations.

Other Professional Services

Net revenues from Other Professional Services for the three months ended March 31, 2024, decreased by $0.8 million or 97%, to less than $0.1 million as compared to the three months ended March 31, 2023. These revenues related to the provision of standalone technology services development work for our CSP customers and are non-recurring and often one-time in nature, and expectantly can fluctuate period over period. These revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed less standalone professional services for our customers.

Tucows Domains

Wholesale - Domain Services

During the three months ended March 31, 2024, Wholesale domain services net revenue increased by $1.9 million or 4%, to $48.2 million as compared to the three months ended March 31, 2023. Increases from Wholesale domain registrations were driven from strong domain transactions through the current period and various price increases since March 31, 2023.

As of March 31, 2024 together, the OpenSRS, eNom, EPAG, and Ascio Domain Services manage 24.7 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management has increased 0.2 million, or less than 1%, since March 31, 2023.

Wholesale - Value Added Services

During the three months ended March 31, 2024, value-added services net revenue increased by $0.2 million or 4%, to $4.7 million as compared to the three months ended March 31, 2023. The increase in value-added service revenue was driven by strong expiry sales and the inclusion of our storefront operations through the current period, partially offset by lower digital certifications and email revenues.

Retail

During the three months ended March 31, 2024, retail domain services net revenue increased by $0.6 million or 7%, to $9.0 million as compared to the three months ended March 31, 2023. This was driven by increases across domain name registrations, domain name portfolio sales, and Exact Hosting revenues in the current period.

Tucows Corporate - Mobile Services and Eliminations

Net revenues from Mobile Services and eliminations for the three months ended March 31, 2024 increased by less than $0.1 million or 2%, to $2.1 million as compared to the three months ended March 31, 2023. This was driven by lower intercompany corporate eliminations of $0.4 million, primarily a result of decreased revenues associated with ISOS and SM platforms billing between Wavelo and Ting. This was partially offset by decreased revenues of $0.3 million associated with the mobile telephony services and device revenues from the small group of customers retained by the Company as part of the DISH Purchase Agreement primarily a result of organic subscriber churn experienced relative to the three months ended March 31, 2023. This was also furthered by decreased transitional services of $0.1 million, from a decreased level of dedicated support services provided to DISH in connection with the legacy Ting Mobile customer base.

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

Wholesale - Value-Added Services

Costs of revenues for value-added services include licensing and royalty costs related to the provisioning of certain components for hosted email and fees paid to third-party hosting services. Fees payable for trust certificates and storefront customer domains are amortized on a basis consistent with the provision of service, generally one year, while email hosting fees and monthly printing fees are included in cost of revenues in the month they are incurred.

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

Network expenses

Network expenses include personnel and related expenses related to platform and network site reliability engineering, network operations centers, IT infrastructure and supply chain teams that support our various business segments. It also includes the depreciation and any impairment charges of property and equipment related to our networks and platforms, amortization of any intangible assets related to our networks and platforms, communication and productivity tool costs, and equipment maintenance costs. Communication and productivity tool costs include collaboration, customer support, bandwidth, co-location and provisioning costs we incur to support the supply of all our services across our segments.

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2024	2023

Ting:
Fiber Internet Services	$5,360	$3,985

Wavelo:
Platform Services	332	334
Other Professional Services	19	692
Total Wavelo	351	1,026

Tucows Domains:
Wholesale
Domain Services	38,663	37,002
Value Added Services	547	606
Total Wholesale	39,210	37,608

Retail	4,136	4,113
Total Tucows Domains	43,346	41,721

Tucows Corporate:
Mobile services and eliminations	2,737	2,558

Network Expenses:
Network, other costs	7,064	6,323
Network, depreciation of property and equipment	9,865	8,436
Network, amortization of intangible assets	365	378
Network, impairment of property and equipment	53	1,942
	17,347	17,079

	$69,141	$66,369
Increase over prior period	$2,772
Increase - percentage	4%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	For the Three Months Ended March 31,
	2024	2023

Ting:
Fiber Internet Services	8%	6%

Wavelo:
Platform Services	0%	0%
Other Professional Services	0%	1%
Total Wavelo	0%	1%

Tucows Domains:
Wholesale
Domain Services	56%	55%
Value Added Services	1%	1%
Total Wholesale	57%	56%

Retail	6%	6%
Total Tucows Domains	63%	62%

Tucows Corporate:
Mobile services and eliminations	4%	4%

Network Expenses:
Network, other costs	10%	10%
Network, depreciation of property and equipment	14%	13%
Network, amortization of intangible assets	1%	1%
Network, impairment of property and equipment	0%	3%
	25%	27%

	100%	100%

Total cost of revenues for the three months ended March 31, 2024, increased by $2.8 million or 4%, to $69.1 million from $66.4 million in the three months ended March 31, 2023. The three-month increase in cost of revenues was driven by increases across Tucows Domains, Ting, Network Expenses, and Mobile Service and eliminations by $1.6 million, $1.4 million, $0.3 million, and $0.2 million respectively. The increase in Tucows Domains of $1.6 million was primarily a result of strong domain transactions through the current period. The increase in Ting of $1.4 million was primarily driven by the costs of revenues associated with growth in active subscribers.Network Expenses increase of $0.3 million is primarily a result of incremental depreciation associated with the continuing expansion of the Ting Internet network and development of Wavelo's platform assets, partially offset by the absence of impairment charges within the Ting segment. The increase in Mobile Services and eliminations of $0.2 million was a primarily a result of higher mobile telephony services costs due to plan mix changes in the current period. These increases were partially offset by a decrease in Wavelo of $0.7 million primarily driven by Other Professional Services, consistent with less standalone technology development work and revenues in the current period.

Deferred costs of fulfillment as of March 31, 2024, increased by $5.0 million, or 5%, to $116.1 million from $111.1 million at December 31, 2023. This was primarily driven by Tucows Domains with an increase of $5.4 million, from the increase in current period billings for domain name registrations and service renewals, characteristic of the seasonal renewal pattern we see during the beginning of a Fiscal Year as well as the increase in domain names under management through the current period, consistent with the increase in deferred revenues discussed above. This increase was partially offset by Wavelo and other, with a decrease of $0.4 million, primarily related to the completion of Other Professional Services where the deferred costs to fulfill those services were amortized into costs of revenues.

Ting

During the three months ended March 31, 2024, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar, and Simply Bits increased by $1.4 million or 35%, to $5.4 million as compared to three months ended March 31, 2023. Consistent with the discussion above in the Net Revenue section, the subscriber growth across our Fiber network drove an increase in costs of revenues which included dark fiber, bandwidth and colocation costs. The 2024 Ting Restructuring Plan discussed above also drove an increase in one-time termination benefits, continuation benefits, and outplacement costs in Ting's cost of revenues in the current period.

Wavelo

Platform Services

Cost of revenues from Wavelo Platform Services for the three months ended March 31, 2024, remained flat at $0.3 million as compared to the three months ended March 31, 2023. Costs incurred are driven by the amortization of previously capitalized costs incurred to fulfill the DISH Master Services Agreement ("MSA") over the term of the agreement.

Other Professional Services

Cost of revenues from Other Professional Services for the three months ended March 31, 2024, decreased by $0.7 million or 96%, to less than $0.1 million as compared to $0.7 million for the three months ended March 31, 2023. Costs of revenues to provide other professional services change depending on the nature and scope of work we are engaged to perform for our customers for select statements of work. These cost of revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed less standalone professional services for our customers. The decrease is aligned to the decrease in Net Revenues discussed above.

Tucows Domain

Wholesale - Domain Services

Costs for Wholesale domain services for the three months ended March 31, 2024, increased by $1.7 million or 5%, to $38.7 million, as compared to $37.0 million to the three months ended March 31, 2023. Increases from Wholesale domain registrations were primarily driven from strong domain transactions through the current period and various price increases since March 31, 2023. The increase is aligned to the decrease in Net Revenues discussed above.

Wholesale - Value-Added Services

Costs for wholesale value-added services for the three months ended March 31, 2024, decreased by less than $0.1 million or 10%, to $0.5 million, as compared to $0.6 million for the three months ended March 31, 2023. This decrease was driven by decreased costs related to the Digital Certificate stream of revenue, and was partially offset by the inclusion of our storefront operations consistent with the Net Revenue discussion above.

Retail

Costs for retail domain services for the three months ended March 31, 2024, remained flat at $4.1 million, as compared to the three months ended March 31, 2023.

Tucows Corporate - Mobile Services and Eliminations

Cost of revenues from Mobile Services and Eliminations for the three months ended March 31, 2024, increased by $0.2 million or 7%, to $2.7 million, as compared to $2.6 million for the three months ended March 31, 2023. The increase is driven by increased costs associated with mobile telephony services from the small group of customers retained by the Company as part of the DISH Purchase Agreement due to plan mix changes. The Company accrued $0.2 million in penalties associated with the MNO minimum commitment shortfall in both the current period and the three months ended March 31, 2023. The company expects to continue to incur penalties through the end of Fiscal 2024 and thereafter should limited subscriber growth persist. This was partially offset by a decrease in transitional services costs provided to DISH in connection with the legacy Ting Mobile customer base, consistent with the above discussion around net revenues.

Network Expenses

Network expenses for the three months ended March 31, 2024, increased by $0.3 million or 2%, to $17.3 million, as compared to $17.1 million for the three months ended March 31, 2023. The current period increase was driven by increased network depreciation and network costs by $1.4 million and $0.7 million respectively. The current period increase in network depreciation relates to $1.2 million in incremental depreciation from Ting's expansion of our Ting Internet footprint to new Ting towns throughout the United States, $0.2 million in incremental depreciation of Wavelo's platform assets, and increased depreciation of less than $0.1 million related to Tucows Domains. The current period increase in network costs relates to the increased personnel costs for network operations focused teams as well as increased spending on colocation and bandwidth. These factors were partially offset by a decrease in network impairment of $1.9 million due to the absence of Ting capital inventory and assets under construction impairment charges from the three months ended March 31, 2023.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2024	2023
Sales and marketing	$18,565	$15,737
Increase over prior period	$2,828
Increase - percentage	18%
Percentage of net revenues	21%	20%

Sales and marketing expenses for the three months ended March 31, 2024, increased by $2.8 million or 18%, to $18.6 million as compared to the three months ended March 31, 2023.  The increase was primarily driven by one-time termination benefits, continuation benefits, and outplacement costs associated with the 2024 Ting Restructuring Plan discussed above as well as increases in marketing and facility related costs to drive active subscription growth in Ting markets given the increase in serviceable addresses available to Ting, and to support our growth in select Ting towns across the United States.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2024	2023
Technical operations and development	$5,016	$4,815
Increase (decrease) over prior period	$201
Increase (decrease) - percentage	4%
Percentage of net revenues	6%	6%

Technical operations and development expenses for the three months ended March 31, 2024, increased by $0.2 million or 4%, to $5.0 million when compared to the three months ended March 31, 2023. The current period increase was primarily related to the investment in hiring additional personnel across Ting, Domains, Wavelo. The increased personnel costs were partially offset by increased capitalized labor within Ting. In addition to these personnel and related costs, both contracted services for tools, systems and labor to support the technical operations and development of our systems and platforms increased compared to the three months ended March 31, 2023.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2024	2023
General and administrative	$9,818	$8,146
Increase over prior period	$1,672
Increase - percentage	21%
Percentage of net revenues	11%	10%

General and administrative expenses for the three months ended March 31, 2024, increased by $1.7 million or 21%, to $9.8 million as compared to the three months ended March 31, 2023. The increase is driven in part by increased personnel costs as a result of investment in additional personnel within Ting, wage inflation for leadership, administrative teams and restructuring related costs, unfavorable foreign exchange, increased spend on software to support general and administrative functions, increased credit card processing fees primarily associated with Domains, and higher property tax and other expenses primarily within the Ting segment consistent with the continued expansion of Ting Internet footprint throughout the United States

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2024	2023
Depreciation of property and equipment	$122	$152
Decrease over prior period	$(30)
Decrease - percentage	(20)%
Percentage of net revenues	0%	0%

Depreciation costs remained flat at $0.1 million for the three months ended March 31, 2024 and the three months ended March 31, 2023.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2024	2023
Amortization of intangible assets	$1,314	$2,494
Decrease over prior period	$(1,180)
Decrease - percentage	(47)%
Percentage of net revenues	2%	3%

Amortization of intangible assets for the three months ended March 31, 2024, decreased by $1.2 million or 47% to $1.3 million as compared to the three months ended March 31, 2023. The decrease was driven in part by the completed amortization of customer relationships associated with the Company's Fiscal 2016 acquisition of Melbourne IT assets in the three months ended March 31, 2023, as well as the completed amortization of brand and customer relationships associated with the Company's Fiscal 2017 acquisition of eNom in the three months ended March 31, 2024.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2024	2023
Other income (expense), net	$(8,191)	$(3,510)
Increase (decrease) over prior period	$(4,681)
Increase (decrease) - percentage	133%
Percentage of net revenues	9%	4%

Other Income (Expenses) during the three months ended March 31, 2024, decreased by $4.7 million when compared to the three months ended March 31, 2023. The decrease was primarily driven by increased interest expense and lower income earned on sale of Transferred Assets to DISH partially offset by other income. Net interest expense increased by $4.0 million driven by a $5.0 million increase as a result of the inclusion of interest associated with the 2023 Term Notes, a $1.6 million increase due to the absence of favorable interest rate swap contracts in the current period, $0.2 million increase from lower interest expense capitalization associated with Fiber network assets under construction, these increases were partially offset by a $1.9 million reduction in interest primarily related to the Credit Facility for the Tucows businesses excluding Ting, and a $0.9 million increase due to the inclusion of interest income following the execution of Ting's 2023 Term Notes. Income earned on sale of Transferred Assets to DISH decreased $0.7 million. As described above, the Company receives a payout on the margin associated with the legacy customer base sold to DISH over the 10-year term of the agreement, as form of consideration for the sale of the legacy customer relationships. The Company expects the income earned on sale of Transferred Assets to continue to decrease over the term of the payout as legacy customers naturally churn away from Ting Mobile. These decreases were partially offset by an other income increase of less than $0.1 million related to the inclusion of sublease rental income received in the current period.

INCOME TAXES

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2024	2023
Provision for income taxes	$1,774	$(1,710)
Increase in provision over prior period	$3,484
Increase - percentage	*
Effective tax rate	(7)%	8%

* not meaningful

Income tax expense for the three months ended March 31, 2024, increased by $3.5 million when compared to the three months ended March 31, 2023. The change in effective tax rate is primarily due an increase in valuation allowance on net operating losses, which exceeded the impact of existing reversible temporary differences when compared to the same period in the prior year.

We regularly evaluate our deferred tax assets, including net operating losses, to determine whether a valuation allowance is necessary based on our expectations of future taxable income. The increase in our valuation allowance on net operating losses reflects our assessment of the likelihood of realizing future tax benefits associated with these losses.

ADJUSTED EBITDA

We believe that the provision of this non-GAAP measure allows investors to evaluate the operational and financial performance of our core business using similar evaluation measures to those used by management. We use Adjusted EBITDA to measure our performance and prepare our budgets. Since Adjusted EBITDA is a non-GAAP financial performance measure, our calculation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. Because Adjusted EBITDA is calculated before recurring cash charges, including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a liquidity measure. For liquidity measures, see the Consolidated Statements of Cash Flows included in Part I, of this Quarterly Report. Non-GAAP financial measures do not reflect a comprehensive system of accounting and may differ from non-GAAP financial measures with the same or similar captions that are used by other companies and/or analysts and may differ from period to period. We endeavor to compensate for these limitations by providing the relevant disclosure of the items excluded in the calculation of Adjusted EBITDA to net income based on GAAP, which should be considered when evaluating the Company's results. Tucows strongly encourages investors to review its financial information in its entirety and not to rely on a single financial measure.

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

The following table reconciles adjusted EBITDA to net income:

Reconciliation of Loss before Provision for Income Taxes to Adjusted EBITDA	Three Months Ended March 31,
(In Thousands of US Dollars)	2024	2023

Net Loss for the period	$(26,484)	$(19,083)
Less:
Provision (recovery) for income taxes	1,774	(1,710)
Depreciation of property and equipment	9,987	8,588
Impairment and loss on disposition of property and equipment	53	1,942
Amortization of intangible assets	1,679	2,872
Interest expense, net	11,879	7,880
Stock-based compensation	1,873	2,246
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	390	40
Acquisition and other costs[1]	3,051	255

Adjusted EBITDA	$4,202	$3,030

[1] Acquisition and other costs represent transaction-related expenses and transitional expenses. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA increased by $1.2 million or 39%, to $4.2 million for the three months ended March 31, 2024, when compared to the three months ended March 31, 2023. The increase in adjusted EBITDA from period-to-period was primarily driven by increases in Wavelo. The Wavelo contribution increased $2.5 million primarily driven by increased MONOS platform revenues earned from the increased subscribers on the platform, partially offset by investment in marketing and network costs in the current period. Wavelo's increase in Adjustment EBITDA was partially offset by decreases across Mobile Services and eliminations, Tucows Domains, and Ting. Mobile Services and eliminations contribution decreased $0.7 million primarily from the decrease in income earned on sale of Transferred Assets to DISH. Tucows Domains contribution decreased by $0.3 million from increased investment in network, general and administrative, and marketing costs in the current period, partially offset by strong domain transactions through the current period. Ting contribution, which excludes the impact of the 2024 Ting Restructuring Plan, decreased $0.3 million, from the continued investment in costs required to execute on the Ting Internet network build and expansion plan, partially offset by subscriber growth across the markets we serve.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, our cash and cash equivalents balance decreased by $26.1 million, our funds held by trustee balance increased by $0.4 million, and our secured notes reserve funds balance increased by $0.1 million respectively when compared to December 31, 2023. The decrease in our cash balance was driven primarily by $14.3 million for the continued investment in property and equipment primarily driven by Ting Internet expansion, $5.7 million from cash used in operating activities, $5.5 million related to the repayment of the 2023 Credit Facility, and $0.1 million related to the acquisition of intangible assets.

2023 Credit Facility

On September 22, 2023, the Company and its wholly owned subsidiaries, Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Wavelo, Inc. and Tucows (Emerald), LLC (each, a “Borrower” and together, the “Borrowers,” collectively with the Company) and certain other subsidiaries of the Company, as guarantors, entered into the 2023 Credit Agreement (the "2023 Credit Agreement") with Bank of Montreal, as administrative agent (“BMO” or the “Agent”), and the lenders party thereto, to, among other things, provide the Borrowers with a revolving credit facility in an aggregate amount not to exceed $240 million (the “2023 Credit Facility”). The Borrowers may request an increase to the 2023 Credit Facility through new commitments of up to $60M if the Total Funded Debt to Adjusted EBITDA Ratio (as defined in the 2023 Credit Agreement) is less than 3.75:1.00.  The Credit Facility expires on September 22, 2026, which is the third anniversary of the effective date of the 2023 Credit Facility.

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

During the three months ended March 31, 2024, the Company made net repayments of $5.5 million towards the 2023 Credit Facility. The Company ended March 31, 2024 with a remaining principal balance of $206.4 million, for which the required repayment is due in 2026.

As of March 31, 2024, the Company held contracts in the amount of $44.6 million with BMO to trade U.S. dollars in exchange for Canadian dollars under an uncommitted treasury risk management facility which assists the Company with hedging Canadian dollar exposures. Please see the discussion in the Material Cash Requirements section below.

Cash Flow from Operating Activities

Net cash outflows from operating activities during the three months ended March 31, 2024 totaled $5.7 million, an increase of 8% when compared to the three months ended March 31, 2023.

Net loss, after adjusting for items not involving cash, during the three months ended March 31, 2024 was $8.0 million, an increase of 176% when compared to the prior year. Net income included non-cash charges and recoveries of $18.5 million such as depreciation, accretion of redeemable preferred shares, stock-based compensation, amortization of intangible assets, amortization of debt discount and issuance costs, deferred income taxes (recovery), impairment of property and equipment, loss on disposal of domain names, net amortization of contract costs, and net right of use operating asset or liability. In addition, changes in our working capital contributed to a net cash outflow of $2.3 million. Positive cash contributions of $13.5 million from the changes in deferred revenue, accounts receivable, contract asset, prepaid expenses and deposits, inventory, income taxes recoverable, accounts payable, and accreditation fees payable, were partially offset by cash utilization $11.2 million from movements in deferred costs of fulfillment, accrued liabilities, and customer deposits.

Cash Flow from Financing Activities

Net cash outflows from financing activities during the three months ended March 31, 2024 totaled $5.5 million, a decrease of 122% when compared to the three months ended March 31, 2023. Total cash outflows related to a $5.5 million repayment towards the 2023 Credit Facility.

Cash Flow from Investing Activities

Investing activities during the three months ended March 31, 2024 used net cash of $14.4 million, a decrease of 55% when compared to the three months ended March 31, 2023. Cash outflows of $14.3 million primarily related to the investment in property and equipment, primarily to support the continued expansion of our Ting Internet Fiber network footprints in California, Colorado, North Carolina and Virginia as we seek to extend both our current network and expand to new markets. We expect our capital expenditures on building and expanding our fiber network to continue to increase during Fiscal 2024. In addition to investment in property and equipment, the current period used $0.1 million for the acquisition of other intangible assets.

Material Cash Requirements

At March 31, 2024, the Company's Cash and cash equivalents, restricted cash and secured notes reserve funds balances totaled $79.4 million, of which $67.2 million belonged to Ting and $12.2 million belonged to the other Tucows businesses.

In our 2023 Annual Report, we disclosed our material cash requirements of both the Ting segment as well as the other segments excluding Ting. As of March 31, 2024, other than the items mentioned below, there have been no other material changes to our material cash requirements outside the ordinary course of business.

Ting

As of March 31, 2024, the balance owing on the Unit Purchase Agreement was $116.1 million, with remaining capital commitments of $108.5 million ("Note 18 - Redeemable preferred units" of the Notes to the Consolidated Financial Statements included in Part I, of this report). On May 4, 2023, Tucows, through its indirect and wholly owned subsidiaries, including Ting Fiber, LLC entered into a definitive agreement relating to a securitized financing facility where Ting Issuer LLC, a Delaware limited liability company, issued the 2023 Term Notes for a total value of $238.5 million ("Note 7 - Notes Payable" of the Notes to the Consolidated Financial Statements included in Part I, of this report). The combination of these agreements is expected to fund Ting operations through Fiscal 2024.

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

Tucows Businesses Excluding Ting

Tucows businesses excluding Ting, acquisitions and capital investments have been funded by the Company's operating income and the Company's existing 2023 Credit Agreement. As of March 31, 2024, the Company’s 2023 Credit Facility had an outstanding balance of $206.4 million. Tucows businesses excluding Ting make principal repayments from time to time.

For Fiscal 2024, the Company plans to fund the cash requirements of Tucows businesses excluding Ting solely through operating income, while making discretionary loan repayments to create greater operating flexibility and access to additional financing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of March 31, 2024.

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

As of March 31, 2024, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset

April - June 2024	13,840	1.3678	151
July - September 2024	16,974	1.3697	228
October - December 2024	13,795	1.3686	192
	$44,609	1.3688	$571

As of March 31, 2024, the Company had $44.6 million of outstanding foreign exchange forward contracts which will convert to CDN $61.1 million. Of these contracts, $44.6 million met the requirements for hedge accounting.

As of December 31, 2023, the Company had $61.4 million of outstanding foreign exchange forward contracts which would convert to CDN $84.1 million. Of these contracts, $61.4 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2024. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2024. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2024 of approximately $1.8 million, before the effects of hedging. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to our 2023 Credit Agreement.

As of March 31, 2024, we had an outstanding balance of $206.4 million on the 2023 Credit Facility. The 2023 Credit Agreement added SOFR Loans as a form of advance available under the 2023 Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum). As of March 31, 2024, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on 2023 Credit Agreement by approximately $2.1 million, assuming that the loan balance as of March 31, 2024 is outstanding for the entire period.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation as of March 31, 2024 management has concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

We have made progress remediating the material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2023 which is described in the next section. Notwithstanding the material weakness described in Item 9A of the Annual Report on Form 10-K for the year ended December 31, 2023, we believe our consolidated statements presented in this Form 10-Q fairly represent, in all material respects, our financial position, results of operations and cash flows for all periods presented herein.

(b)    Changes in Internal Control over Financial Reporting

Except set forth below, during the three months ended March 31, 2024, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)    Plan for Remediation of Material Weakness in Internal Control over Financial Reporting

As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, we are in the process of remediating the material weakness in our internal control over financial reporting. In connection with our assessment of the effectiveness of internal control over financial reporting, we determined that we did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain (i) program change management controls for certain financial systems to ensure that IT program and data changes affecting certain IT systems and underlying accounting records are identified, tested, authorized and implemented appropriately and (ii) user access controls that adequately restrict user access to certain financial systems, programs and data to appropriate company personnel. Our remediation plan includes evaluating access controls to key financial systems and implementing enhanced procedures for regular access reviews. Under the oversight of the Audit Committee, management will continue to remediate and maintain effective IT controls over impacted financial systems. These steps will include training for IT control owners, enhanced change management procedures, and improved documentation that will clearly identify management’s expectations of the control activities. Subsequent to our December 31, 2023 fiscal year end, we began taking a number of actions, including evaluating access controls to key financial systems and implementing enhanced procedures for regular access reviews. We expect to continue our remediation efforts, including testing of operating effectiveness of new controls, and expect to incur additional costs remediating this material weakness.

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

Specifically, we identified a material weakness occurred because we did not design and maintain (i) program change management controls for certain financial systems to ensure that IT program and data changes affecting certain IT systems and underlying accounting records are identified, tested, authorized and implemented appropriately and (ii) user access controls that adequately restrict user access to certain financial systems, programs and data to appropriate company personnel. As a result of this material weakness, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2023 and March 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 22, 2024, the Company announced that its Board of Directors (“Board”) has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market (the "2024 Buyback Program"). The 2024 Buyback Program commenced on February 23, 2024 and is expected to terminate on February 22, 2025. For the three months ended March 31, 2024, the Company did not repurchase any shares under the 2023 Buyback Program.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2024	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ DAVINDER SINGH
Davinder Singh Chief Financial Officer
(Principal Financial and Accounting Officer)