Form 10-Q
period 2024-06-30
TUCOWS INC /PA/
filed 2024-08-08
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, there were 10,977,814 outstanding shares of common stock, no par value, of the registrant.

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

PART I.    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	June 30,	December 31,
	2024	2023

Assets

Current assets:
Cash and cash equivalents	$39,280	$92,687
Restricted cash (note 7)	4,050	3,639
Accounts receivable, net of allowance for doubtful accounts of $446 as of June 30, 2024 and $511 as of December 31, 2023	17,965	22,206
Contract asset, net (note 10)	31	1,417
Inventory	5,544	6,786
Prepaid expenses and deposits	21,118	17,387
Derivative instrument asset (note 4)	184	2,277
Deferred costs of fulfillment, current portion (note 11)	100,333	95,649
Income taxes recoverable	441	709
Total current assets	188,946	242,757

Deferred costs of fulfillment, long-term portion (note 11)	15,684	15,419
Investments	2,012	2,012
Secured notes reserve funds (note 7)	8,868	8,652
Property and equipment, net	354,232	339,644
Right of use lease asset	28,898	27,467
Contract costs	2,461	2,581
Intangible assets, net (note 5)	26,700	29,484
Goodwill (note 5)	130,410	130,410
Total assets	$758,211	$798,426

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$11,233	$12,676
Accrued liabilities	33,157	35,356
Customer deposits	18,437	19,335
Derivative instrument liability, current portion (note 4)	13	-
Operating lease liability, current portion (note 12)	5,462	5,397
Deferred revenue, current portion (note 10)	134,037	126,733
Accreditation fees payable	616	609
Income taxes payable	1,236	1,235
Total current liabilities	204,191	201,341

Deferred revenue, long-term portion (note 10)	21,537	21,350
Operating lease liability, long-term portion (note 12)	19,222	18,255
Syndicated revolver (note 6)	198,632	210,354
Notes payable (note 7)	224,689	222,895
Redeemable preferred units - no par value, 33,333,333 units authorized; 15,243,600 units issued and outstanding as of June 30, 2024 and December 31, 2023 (note 18)	120,042	111,390
Deferred tax liability	2,966	2,966
Stockholders' deficit (note 14)
Common stock - no par value, 250,000,000 shares authorized; 10,957,269 shares issued and outstanding as of June 30, 2024 and 10,903,405 shares issued and outstanding as of December 31, 2023 (note 14)	35,527	34,373
Additional paid-in capital	16,662	14,072
Accumulated deficit	(85,386)	(40,298)
Accumulated other comprehensive income (note 4)	129	1,728
Total stockholders' deficit	(33,068)	9,875
Total liabilities and stockholders' deficit	$758,211	$798,426

Contingencies (note 20)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Net revenues (note 10)	$89,423	$84,978	$176,880	$165,408

Cost of revenues (note 10)
Direct cost of revenues	51,328	50,743	103,122	100,033
Network, other costs	6,862	6,993	13,926	13,316
Network, depreciation of property and equipment	10,057	8,757	19,922	17,193
Network, amortization of intangible assets (note 5)	366	379	731	757
Network, impairment of property and equipment	-	74	53	2,016
Total cost of revenues	68,613	66,946	137,754	133,315

Gross profit	20,810	18,032	39,126	32,093

Expenses:
Sales and marketing	14,746	16,020	33,311	31,757
Technical operations and development	4,522	4,581	9,538	9,396
General and administrative	9,188	8,084	19,006	16,275
Depreciation of property and equipment	116	150	238	302
Amortization of intangible assets (note 5)	835	2,230	2,149	4,724
Loss on currency forward contracts (note 4)	-	68	-	23
Total expenses	29,407	31,133	64,242	62,477

Loss from operations	(8,597)	(13,101)	(25,116)	(30,384)

Other income (expenses):
Interest expense, net	(12,553)	(10,501)	(24,432)	(18,381)
Loss on debt extinguishment (note 18)	-	(14,680)	-	(14,680)
Income earned on sale of transferred assets, net (note 17)	3,357	4,289	6,978	8,659
Other income, net	409	-	476	-
Total other income (expenses)	(8,787)	(20,892)	(16,978)	(24,402)

Loss before provision for income taxes	(17,384)	(33,993)	(42,094)	(54,786)

Provision (recovery) for income taxes (note 8)	1,220	(3,025)	2,994	(4,735)

Net loss for the period	(18,604)	(30,968)	(45,088)	(50,051)

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities (note 4)	(304)	578	(1,430)	646
Net amount reclassified to earnings (note 4)	-	(390)	(169)	(626)
Other comprehensive income (loss) net of tax expense (recovery) of ($97) and $59 for the three months ended June 30, 2024 and June 30, 2023, ($510) and $7 for the six months ended June 30, 2024 and June 30, 2023 (note 4)	(304)	188	(1,599)	20

Comprehensive loss, for the period	$(18,908)	$(30,780)	$(46,687)	$(50,031)

Basic and diluted loss per common share (note 9)	$(1.70)	$(2.86)	$(4.12)	$(4.63)

Shares used in computing basic and diluted loss per common share (note 9)	10,954,596	10,836,652	10,939,098	10,821,608

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Cash provided by:
Operating activities:
Net loss for the period	$(18,604)	$(30,968)	$(45,088)	$(50,051)
Items not involving cash:
Depreciation of property and equipment	10,173	8,907	20,160	17,495
Impairment of property and equipment	-	74	53	2,016
Amortization of debt discount and issuance costs	1,075	893	2,142	1,131
Amortization of intangible assets	1,201	2,609	2,880	5,481
Net amortization contract costs	157	(208)	120	(357)
Deferred income taxes (recovery)	94	(3,413)	479	(6,123)
Excess tax benefits on share-based compensation expense	-	-	-	(1)
Net Right of use operating assets/Operating lease liability	(136)	(15)	(399)	(97)
Disposal of domain names	-	-	2	-
Accretion of redeemable preferred units	4,140	3,338	7,895	6,375
Loss on debt extinguishment	-	14,680	-	14,680
Loss on change in the fair value of forward contracts	-	879	-	1,624
Amortization of discontinued cash flow hedge	-	(572)	-	(1,144)
Stock-based compensation expense	1,702	2,052	3,575	4,298
Undistributed earnings of equity method investee	(350)	-	(350)	-
Change in non-cash operating working capital:
Accounts receivable	1,718	661	4,241	(5,108)
Contract assets	93	693	1,386	2,884
Inventory	551	(1,261)	1,242	(516)
Prepaid expenses and deposits	(4,626)	(2,117)	(3,381)	(3,443)
Deferred costs of fulfillment	70	472	(4,949)	(3,484)
Income taxes recoverable	(989)	(1,374)	(623)	(856)
Accounts payable	(1,845)	(4,943)	(1,527)	(5,099)
Accrued liabilities	(185)	5,220	(4,844)	4,294
Customer deposits	657	3,322	(898)	3,665
Deferred revenue	467	(464)	7,491	5,839
Accreditation fees payable	(71)	(52)	7	(341)
Net cash provided by (used in) operating activities	(4,708)	(1,587)	(10,386)	(6,838)

Financing activities:
Proceeds from issuance of notes payable	-	227,258	-	227,258
Redeemable preferred units redemption	-	(45,718)	-	(45,718)
Proceeds from redeemable preferred units	-	5,000	-	35,000
Deferred notes payable financing costs	-	(6,745)	-	(6,745)
Deferred preferred unit financing costs	-	-	-	145
Contingent payments for acquisitions	-	-	-	(1,600)
Repayment of syndicated revolver	(6,500)	(7,000)	(12,000)	(9,800)
Payment of syndicated revolver costs	(19)	(11)	(19)	(316)
Net cash provided by (used in) financing activities	(6,519)	172,784	(12,019)	198,224

Investing activities:
Additions to property and equipment	(15,957)	(23,158)	(30,277)	(54,904)
Acquisition of intangible assets	(2)	(217)	(98)	(383)
Net cash provided by (used in) investing activities	(15,959)	(23,375)	(30,375)	(55,287)

Increase (decrease) in cash and cash equivalents, restricted cash, and restricted cash equivalents	(27,186)	147,822	(52,780)	136,099

Cash and cash equivalents, restricted cash, and restricted cash equivalents beginning of period	79,384	11,773	104,978	23,496
Cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$52,198	$159,595	$52,198	$159,595

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the interim consolidated balance sheets to the amounts shown in the interim consolidated statements of cash flows above:

Cash and cash equivalents	39,280	147,864	39,280	147,864
Restricted cash included in funds held by trustee	4,050	3,361	4,050	3,361
Restricted cash included in secured notes reserve funds	8,868	8,370	8,868	8,370
Total Cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$52,198	$159,595	$52,198	$159,595

Supplemental cash flow information:
Interest paid	$8,495	$6,442	$17,504	$10,327
Income taxes paid, net	$2,132	$1,474	$2,827	$1,975
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$5,251	$2,638	$5,251	$2,638

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

2. Basis of Presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive loss and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as of June 30, 2024 and the results of operations and cash flows for the interim periods ended June 30, 2024 and 2023. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. Generally Accepted Accounting Principles issued by the Financial Accounting Standards Board. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in Tucows' 2023 Annual Report on Form 10-K filed with the SEC on April 1, 2024 (the “2023 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three and six months ended June 30, 2024 as compared to the significant accounting policies and estimates described in our 2023 Annual Report.

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

Since October 2012, the Company has employed a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on its future cash flows related to a portion of payroll, taxes, rent and payments to Canadian domain name registry suppliers that are denominated in Canadian dollars and are expected to be paid by its Canadian operating subsidiary. In May 2020, the Company entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to variable interest payments on the Second Amended 2019 Credit Facility. The notional value of the interest rate swap was $70 million. During the third quarter of fiscal year 2022, the Company elected to discontinue its application of hedge accounting to its interest rate swaps prospectively. Until the interest rate swaps matured in June 2023, the derivatives continued to be carried at fair value in the accompanying Consolidated Balance Sheets with changes in their fair value from the date of discontinuance recognized in current period earnings in Interest expense, net in the Consolidated Statements of Operations and Comprehensive Loss. Unrealized gains and losses in Accumulated other comprehensive income (AOCI) as of the date of discontinuance were realized in net income over the remaining term of the underlying forecasted interest payments into interest expense over the original term of the hedged debt. Prior to the discontinuance, for the interest rate swap contracts, unrealized gains or losses on the effective portion of these contracts had been included in other comprehensive income (OCI) and reclassified to earnings when the hedged transaction settled. As of June 30, 2024, there are no interest swaps held by the Company.

The Company does not use hedging forward contracts for trading or speculative purposes. The foreign exchange contracts typically mature between one and twelve months, and the interest rate swap fully matured as of June 30, 2023.

The Company has designated certain of these foreign exchange transactions as cash flow hedges of forecasted transactions under ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASC Topic 815”). For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. The Company designated the interest rate swap as a cash flow hedge of expected future interest payments at the inception of the contract. Accordingly, for the foreign exchange, unrealized gains or losses on the effective portion of these contracts were included within other comprehensive income and reclassified to earnings when the hedged transaction is settled. Cash flows from hedging activities were classified under the same category as the cash flows from the hedged items in the consolidated statements of cash flows. The fair value of the foreign exchange contract, as of  June 30, 2024 and December 31, 2023, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of June 30, 2024, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $43.6 million, of which $43.6 million met the requirements of ASC Topic 815 and were designated as accounting hedges.

As of December 31, 2023, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $61.4 million, of which $61.4 million met the requirements of ASC Topic 815 and were designated as hedges.

As of June 30, 2024, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset

July - September 2024	16,974	1.3697	46
October - December 2024	13,795	1.3686	57
January - March 2025	9,128	1.3668	42
April - June 2025	3,731	1.3678	26
	$43,628	1.3686	$171

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of June 30, 2024, Fair Value Asset	As of December 31, 2023, Fair Value Asset
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$171	$2,277
Total foreign currency forward contracts (net)	Derivative instruments	$171	$2,277

Movement in AOCI balance for the three months ended June 30, 2024 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI Balance - March 31, 2024	567	(134)	433
Other comprehensive income (loss) before reclassifications	(401)	97	(304)
Amount reclassified from AOCI	-	-	-
Other comprehensive income (loss) for the three months ended June 30, 2024	(401)	97	(304)

Ending AOCI Balance - June 30, 2024	$166	$(37)	$129

Movement in AOCI balance for the six months ended June 30, 2024 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2023	$2,275	$(547)	$1,728
Other comprehensive income (loss) before reclassifications	(1,886)	456	(1,430)
Amount reclassified from AOCI	(223)	54	(169)
Other comprehensive income (loss) for the six months ended June 30, 2024	(2,109)	510	(1,599)

Ending AOCI Balance - June 30, 2024	$166	$(37)	$129

Effects of derivative instruments on income and OCI for the three months ended June 30, 2024 and 2023 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$-
Foreign currency forward contracts for the three months ended June 30, 2024	$(304)	Cost of revenues	$-

		Operating expenses	$(25)
Foreign currency forward contracts for the three months ended June 30, 2023	$578	Cost of revenues	$(8)

Effects of derivative instruments on income and OCI for the six months ended June 30, 2024 and 2023 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$184
Foreign currency forward contracts for the six months ended June 30, 2024	$(1,430)	Cost of revenues	$39

		Operating expenses	$(235)
Foreign currency forward contracts for the six months ended June 30, 2023	$646	Cost of revenues	$(57)

5. Goodwill and Other Intangible Assets:

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance remained consistent at $130.4 million as of  June 30, 2024 and December 31, 2023. The Company's goodwill relates 83% ($107.7 million) to the Tucows Domains operating segment and 17% ($22.7 million) to the Ting operating segment.

Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present. No impairment charge was recognized during the three and six months ended June 30, 2024 and 2023.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended  June 30, 2024 and June 30, 2023, the Company assessed that all domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should be renewed.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years.

For the three and six months ended June 30, 2024 the Company acquired customer relationship assets through hosting agreements for nil and $0.1 million. These assets are being amortized over seven years.

Net book value of acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, March 31, 2024	$11,149	$1,128	$648	$12,122	$1,993	$859	$27,899
Acquisition of customer relationships	-	-	-	2	-	-	2
Additions to/(disposals from) domain portfolio, net	-	-	-	-	-	-	-
Amortization expense	-	-	(75)	(946)	(155)	(25)	(1,201)
Balances, June 30, 2024	$11,149	$1,128	$573	$11,178	$1,838	$834	$26,700

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, December 31, 2023	$11,151	$1,128	$870	$13,303	$2,148	$884	$29,484
Acquisition of customer relationships	-	-	-	98	-	-	98
Additions to/(disposals from) domain portfolio, net	(2)	-	-	-	-	-	(2)
Amortization expense	-	-	(297)	(2,223)	(310)	(50)	(2,880)
Balances, June 30, 2024	$11,149	$1,128	$573	$11,178	$1,838	$834	$26,700

The following table shows the estimated amortization expense for each of the next 5 years and thereafter, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
Remainder of 2024	$5,383
2025	3,690
2026	1,865
2027	1,634
2028	740
Thereafter	1,111
Total	$14,423

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

During the three and  six months ended  June  30,  2024,  the Company made repayments of $6.5 million and $12.0 million on the 2023 Credit Facility.

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

2023 Credit Facility Terms

The 2023 Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Agreement requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio by maintaining at all times a Total Funded Debt to Adjusted EBITDA Ratio of not more than (i) 4.50:1:00 at any time from and after the Closing Date to and including December 30, 2023; (ii) 4.25:1:00 from December 31, 2023 to and including March 30, 2024; (iii) 4.00:1.00 from March 31, 2024 to and including June 29, 2024; and (iv) 3.75:1.00 thereafter; and (2) an interest coverage ratio by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00:1.00. The required principal repayment of $199.9 million is due in September 2026.

During the three and six months ended June 30, 2024, and the three and six months ended June 30, 2023 the Company was in compliance with the covenants under its credit agreements in effect at the time.

Borrowings under the 2023 Credit Agreement will accrue interest and standby fees based on the Company's Total Funded Debt to Adjusted EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:
Availment type or fee	Less than 2.00	Greater than or equal to 2.00 and less than 2.75	Greater than or equal to 2.75 and less than 3.50	Greater than or equal to 3.50 and less than 4.00	Greater than or equal to 4.00
Canadian dollar borrowings based on the Canadian overnight repo rate average or U.S. dollar borrowings based on SOFR and letter of credit fees (Margin)	1.50%	2.00%	2.50%	3.00%	3.50%
Canadian borrowings based on Prime Rate or Canadian or U.S. dollar borrowings based on Base Rate (Margin)	0.25%	0.75%	1.25%	1.75%	2.25%
Standby fees	0.30%	0.40%	0.50%	0.60%	0.70%

The following table summarizes Excluding-Ting's borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	June 30, 2024	December 31, 2023

Revolver	$199,900	$211,900
Less: unamortized debt discount and issuance costs	(1,268)	(1,546)
Total Syndicated Revolver	198,632	210,354
Less: Syndicated Revolver, current portion	-	-
Syndicated Revolver, long-term portion	$198,632	$210,354

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

The debt discount and issuance costs of the 2023 Term Notes are being amortized using the straight-line method over a five-year period between the Closing date and the anticipated repayment date. During the three and six months ended June 30, 2024, the Company recognized $0.9 million and $1.8 million and during the three and six months ended June 30, 2023, the Company recognized $0.6 million of interest expense related to the amortization of the debt discount and issuance costs of the 2023 Notes.

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

As of June 30, 2024, the Company was in compliance with all required covenants. As of June 30, 2024, the Company's scheduled principal repayments for the 2023 Term Notes are set to occur after 2027.

The following table summarizes Ting's borrowings under the 2023 Term Notes (Dollar amounts in thousands of U.S. dollars):

	June 30, 2024	December 31, 2023

Principal	$238,505	$238,505
Less: unamortized issuance costs	(5,173)	(5,847)
Less: unamortized discount	(8,643)	(9,763)
Total notes payable	224,689	222,895
Less: notes payable, current portion	-	-
Note payable, long-term portion(1)	$224,689	$222,895

(1) During the three and six months ended June 30, 2024, the Company capitalized $0.2 million and $0.7 million of interest expenses pertaining to the 2023 Term Notes directly attributable to the development of certain AUC assets, respectively. Comparatively, for the three and six months ended June 30, 2023, the Company capitalized $0.1 million and $0.1 million of interest expenses pertaining to the 2023 Term Notes directly attributable to the development of certain AUC assets, respectively.

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

As of  June 30, 2024 and December 31, 2023, Restricted cash totaled $4.0 million and $3.6 million.

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

As of  June 30, 2024 and December 31, 2023, Secured notes reserve funds totaled $8.9 million and $8.7 million.

8. Income Taxes:

The Company’s provision for income taxes for interim periods is determined by using an estimated annual effective tax rate, adjusted for discrete items arising during the quarter. At each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to volatility due to several factors, including accurately forecasting the Company’s net income before tax, taxable income or loss, the mix of tax jurisdictions to which they relate, intercompany transactions, and changes in statutes, regulations, and case law.

For the three and six months ended June 30, 2024, the Company recorded an income tax expense of $1.2 million and $3.0 million, on net loss before income taxes of $17.4 million and $42.1 million respectively, using an estimated effective tax rate for the fiscal year ending December 31, 2024. Our effective tax rates for the three and six months ended June 30, 2024 differ from the U.S. federal statutory rate primarily due an increase in valuation allowance on net operating losses and the impact of foreign earnings.

Comparatively, for the three and six months ended June 30, 2023, the Company recorded an income tax recovery of $3.0 million and $4.7 million, on net loss before income taxes of $34.0 million and $54.8 million respectively, using an estimated effective tax rate for the fiscal year ending December 31, 2023. Our effective tax rates for the three and six months ended June 30, 2023 differ from the U.S. federal statutory rate primarily due to changes in valuation allowance on net operating losses and foreign tax credits.

9. Basic and Diluted Earnings (Loss) per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of US dollars, except for share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Numerator for basic and diluted loss per common share:
Net loss for the period	$(18,604)	$(30,968)	$(45,088)	$(50,051)

Denominator for basic and diluted loss per common share:
Basic weighted average number of common shares outstanding	10,954,596	10,836,652	10,939,098	10,821,608
Effect of outstanding stock options	-	-	-	-
Diluted weighted average number of shares outstanding	10,954,596	10,836,652	10,939,098	10,821,608

Basic and diluted loss per common share	$(1.70)	$(2.86)	$(4.12)	$(4.63)

For the three and six months ended June 30, 2024 and June 30, 2023, the Company recorded a net loss, thus all outstanding options were considered anti-dilutive and excluded from the computation of diluted income per common share.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Ting:
Fiber Internet Services	$14,571	$12,408	$28,673	$24,261

Wavelo:
Platform Services	10,495	10,342	19,860	16,840
Other Professional Services	6	409	31	1,211
Total Wavelo	10,501	10,751	19,891	18,051

Tucows Domains
Wholesale
Domain Services	48,504	46,782	96,655	93,075
Value Added Services	4,524	4,745	9,227	9,276
Total Wholesale	53,028	51,527	105,882	102,351

Retail	9,340	8,429	18,368	16,847
Total Tucows Domains	62,368	59,956	124,250	119,198

Tucows Corporate:
Mobile services and eliminations	1,983	1,863	4,066	3,898

	$89,423	$84,978	$176,880	$165,408

During the three and six months ended June 30, 2024, one customer accounted for 12% and 11% of total revenue amounting to $10.7 million and $19.5 million within the Wavelo segment. During the three and six months ended June 30, 2023, one customer accounted for 12% and 10% of total revenue amounting to $10.1 million and $16.6 million within the Wavelo segment, respectively.

At June 30, 2024, one customer represented 47% of accounts receivables. As of December 31, 2023, one customer represented 59% of total accounts receivable.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Ting:
Fiber Internet Services	$4,753	$5,357	$10,113	$9,342

Wavelo:
Platform Services	332	330	664	664
Other Professional Services	7	369	26	1,061
Total Wavelo	339	699	690	1,725

Tucows Domains:
Wholesale
Domain Services	38,921	37,291	77,584	74,293
Value Added Services	520	583	1,067	1,189
Total Wholesale	39,441	37,874	78,651	75,482

Retail	4,058	4,153	8,194	8,266
Total Tucows Domains	43,499	42,027	86,845	83,748

Tucows Corporate:
Mobile services and eliminations	2,737	2,660	5,474	5,218

Network Expenses:
Network, other costs	6,862	6,993	13,926	13,316
Network, depreciation of property and equipment	10,057	8,757	19,922	17,193
Network, amortization of intangible assets	366	379	731	757
Network, impairment of property and equipment	-	74	53	2,016
Total Network Expenses	17,285	16,203	34,632	33,282

	$68,613	$66,946	$137,754	$133,315

During the three and six months ended June 30, 2024, Network expenses included nil and $0.1 million of impairment of property and equipment, respectively.

During the three and six months ended June 30, 2023, Network expenses included impairment of property and equipment of $0.1 million and $2.0 million, respectively. The impairment losses related to specific network assets that were identified as being damaged and no longer in use. The full cost of the identified assets was recorded as an impairment loss.

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

Significant changes in deferred revenue for the six months ended June 30, 2024 were as follows (Dollar amounts in thousands of U.S. dollars):

Deferred revenue:

June 30, 2024

Balance, beginning of period	$148,083
Deferred revenue	121,634
Recognized revenue	(114,143)
Balance, end of period	$155,574

The Company receives consideration for long-term mobile platform service contracts, which we collect variably each month depending on the number of subscribers hosted on the platform (subject to certain minimums) as well as through certain fixed platform fees and credits. Contract assets are recorded for services delivered under long-term mobile platform services contracts, to the extent that the services delivered exceed the services which have been billed to the customer at the reporting date. Contract assets are transferred to receivables when the rights to consideration become unconditional. All contract assets transfer to receivables within three months of when they are recognized. Significant changes in the contract assets for the six months ended June 30, 2024 were as follows (Dollar amounts in thousands of U.S dollars):

Contract assets:

June 30, 2024

Balance, beginning of period	$1,417
Consideration recognized as revenue	2,400
Transferred to receivables	(3,786)
Balance, end of period	$31

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

The breakdown of the movement in the deferred costs of fulfillment balance for the six months ended June 30, 2024 is as follows (Dollar amounts in thousands of U.S. dollars).

June 30, 2024

Balance, beginning of period	$111,068
Deferral of costs	93,119
Amortized expense included in cost of revenue	(88,170)
Balance, end of period	$116,017

12. Leases:

We lease datacenters, corporate offices and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost (leases with a total term greater than 12 months)	$1,695	$1,347	$3,358	$2,638
Short-term lease cost (leases with a total term of 12 months or less)	9	49	17	146
Variable lease cost	583	449	1,174	916
Total lease cost	$2,287	$1,845	$4,549	$3,700

Lease Cost is presented in general and administrative expenses and network expenses within our consolidated statements of operations and comprehensive loss.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Supplemental cash flow information:	2024	2023	2024	2023
Operating lease - operating cash flows (fixed payments)	$1,796	$1,464	$3,639	$2,858
Operating lease - operating cash flows (liability reduction)	$1,418	$1,263	$2,899	$2,495
Change due to new right of use assets - operating leases	$1,702	$296	$4,107	$3,117

Supplemental balance sheet information related to leases:	June 30, 2024	December 31, 2023
Weighted average discount rate	7.41%	6.92%
Weighted average remaining lease term	12.01 yrs	10.57 yrs

Maturity of lease liability as of  June 30, 2024 (Dollar amounts in thousands of U.S. dollars):

June 30, 2024
Remaining of 2024	$3,668
2025	5,982
2026	4,100
2027	2,608
2028	2,128
Thereafter	20,717
Total future lease payments	39,203
Less imputed interest	14,519
Total	$24,684

Operating lease payments include payments under the non-cancellable term, without any additional amounts related to options to extend lease terms that are reasonably certain of being exercised.

As of June 30, 2024, we have not entered into lease agreements that have not yet commenced.

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

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in “Note 10 – Revenue”), which is regularly reported to the chief operating decision maker, and the reconciliations thereof to our income before taxes, are set out in the following tables (Dollar amounts in thousands of US dollars):

Reconciliation of Loss before Provision for Income Taxes to Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands of US Dollars)	2024	2023	2024	2023

Net Loss for the period	$(18,604)	$(30,968)	$(45,088)	$(50,051)
Less:
Provision (recovery) for income taxes	1,220	(3,025)	2,994	(4,735)
Depreciation of property and equipment	10,173	8,907	20,160	17,495
Impairment and loss on disposition of property and equipment	-	74	53	2,016
Amortization of intangible assets	1,201	2,609	2,880	5,481
Interest expense, net	12,553	10,501	24,432	18,381
Loss on debt extinguishment	-	14,680	-	14,680
Stock-based compensation	1,702	2,052	3,575	4,298
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	164	(126)	554	(84)
Acquisition and other costs[1]	769	691	3,820	944

Adjusted EBITDA	$9,178	$5,395	$13,380	$8,425

1 Acquisition and other costs represent transaction-related expenses and transitional expenses. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Three Months Ended June 30, 2024

Net revenues
External revenues	$14,571	$10,291	$62,368	$2,193	$89,423
Intersegment revenues	-	210	-	(210)	-
Total net revenues	14,571	10,501	62,368	1,983	89,423
Direct cost of revenues	4,753	339	43,499	2,737	51,328
Segment gross margin	9,818	10,162	18,869	(754)	38,095

Network, other costs					6,862
Network, depreciation of property and equipment					10,057
Network, amortization of intangible assets					366
Network, impairment of property and equipment					-
Gross profit					20,810

Expenses:
Sales and marketing					14,746
Technical operations and development					4,522
General and administrative					9,188
Depreciation of property and equipment					116
Amortization of intangible assets					835
Total expenses					29,407

Loss from operations					(8,597)

Other income (expenses):
Interest expense, net					(12,553)
Income earned on sale of transferred assets					3,357
Other expense, net					409
Total other income (expense)					(8,787)

Loss before provision for income taxes					$(17,384)

Adjusted EBITDA	$(6,442)	$3,911	$11,217	$492	$9,178

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Three Months Ended June 30, 2023

Net revenues
External revenues	$12,408	$10,084	$59,956	$2,530	$84,978
Intersegment revenues	-	667	-	(667)	-
Total net revenues	12,408	10,751	59,956	1,863	84,978
Direct cost of revenues	5,357	699	42,027	2,660	50,743
Segment gross margin	7,051	10,052	17,929	(797)	34,235

Network, other costs					6,993
Network, depreciation of property and equipment					8,757
Network, amortization of intangible assets					379
Network, impairment of property and equipment					74
Gross profit					18,032

Expenses:
Sales and marketing					16,020
Technical operations and development					4,581
General and administrative					8,084
Depreciation of property and equipment					150
Amortization of intangible assets					2,230
Loss (gain) on currency forward contracts					68
Total expenses					31,133

Loss from operations					(13,101)

Other income (expenses):
Interest expense, net					(10,501)
Loss on debt extinguishment					(14,680)
Income earned on sale of transferred assets					4,289
Total other income (expense)					(20,892)

Loss before provision for income taxes					$(33,993)

Adjusted EBITDA	$(10,336)	$3,427	$10,578	$1,726	$5,395

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Six Months Ended June 30, 2024

Net Revenues
External Revenues	$28,673	$19,481	$124,250	$4,476	$176,880
Intersegment Revenues	-	410	-	(410)	-
Total Net Revenues	28,673	19,891	124,250	4,066	176,880
Direct cost of revenues	10,113	690	86,845	5,474	103,122
Segment gross margin	18,560	19,201	37,405	(1,408)	73,758

Network, other costs					13,926
Network, depreciation of property and equipment					19,922
Network, amortization of intangible assets					731
Network, impairment of property and equipment					53
Gross profit					39,126

Expenses:
Sales and marketing					33,311
Technical operations and development					9,538
General and administrative					19,006
Depreciation of property and equipment					238
Amortization of intangible assets					2,149
Total expenses					64,242

Loss from operations					(25,116)

Other income (expenses):
Interest expense, net					(24,432)
Loss on debt extinguishment					-
Income earned on sale of transferred assets, net					6,978
Other expense, net					476
Total other income (expense)					(16,978)

Loss before provision for income taxes					$(42,094)

Adjusted EBITDA	$(15,979)	$6,698	$21,228	$1,433	$13,380

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Six Months Ended June 30, 2023

Net Revenues
External Revenues	$24,261	$16,726	$119,198	$5,223	$165,408
Intersegment Revenues	-	1,325	-	(1,325)	-
Total Net Revenues	24,261	18,051	119,198	3,898	165,408
Direct cost of revenues	9,342	1,725	83,748	5,218	100,033
Segment gross margin	14,919	16,326	35,450	(1,320)	65,375

Network, other costs					13,316
Network, depreciation of property and equipment					17,193
Network, amortization of intangible assets					757
Network, impairment of property and equipment					2,016
Gross profit					32,093

Expenses:
Sales and marketing					31,757
Technical operations and development					9,396
General and administrative					16,275
Depreciation of property and equipment					302
Amortization of intangible assets					4,724
Loss (gain) on currency forward contracts					23
Total expenses					62,477

Loss from operations					(30,384)

Other income (expenses):
Interest expense, net					(18,381)
Loss on debt extinguishment					(14,680)
Income earned on sale of transferred assets					8,659
Other expense, net					-
Total other income (expense)					(24,402)

Loss before provision for income taxes					$(54,786)

Adjusted EBITDA	$(19,609)	$3,762	$20,916	$3,356	$8,425

(b)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of US dollars):

	June 30, 2024	December 31, 2023

Canada	$946	$943
United States	353,282	338,696
Europe	4	5
	$354,232	$339,644

(c)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of US dollars):

	June 30, 2024	December 31, 2023

Canada	$1,554	$1,864
United States	12,869	15,341
	$14,423	$17,205

(d)           Valuation and qualifying accounts (Dollar amounts in thousands of US dollars):

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Write-offs (recovery) during period	Balance at end of period

Six Months Ended June 30, 2024	$511	$18	$(83)	$446
Twelve months ended December 31, 2023	$693	$-	$(182)	$511

14. Stockholders' Deficit:

The following table summarizes stockholders' deficit transactions for the three and six months June 30, 2024 (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained earnings	comprehensive	stockholders'
	Number	Amount	capital	(Accumulated Deficit)	income (loss)	deficit

Balances, March 31, 2024	10,928,623	$35,035	$15,370	$(66,782)	$433	$(15,944)
Stock-based compensation(1)	28,646	492	1,292	-	-	1,784
Net loss	-	-	-	(18,604)	-	(18,604)
Other comprehensive income (loss)	-	-	-	-	(304)	(304)
Balances, June 30, 2024	10,957,269	$35,527	$16,662	$(85,386)	$129	$(33,068)

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained earnings	comprehensive	stockholders'
	Number	Amount	capital	(Accumulated Deficit)	income (loss)	deficit

Balances, December 31, 2023	10,903,405	$34,373	$14,072	$(40,298)	$1,728	$9,875
Stock-based compensation(1)	53,864	1,154	2,590	-	-	3,744
Net loss	-	-	-	(45,088)	-	(45,088)
Other comprehensive income (loss)	-	-	-	-	(1,599)	(1,599)
Balances, June 30, 2024	10,957,269	$35,527	$16,662	$(85,386)	$129	$(33,068)

(1) The Company capitalizes stock-based compensation costs directly attributable to the development of qualifying assets. Qualifying assets include internal use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the three and six month ended June 30, 2024 the Company capitalized $0.1 million and $0.2 million of stock-based compensation directly attributable to the development of certain IUS assets. Comparatively, during the three and six months ended June 30, 2023, the company capitalized $0.2 million of stock-based compensation directly attributable to the development of certain IUS assets.

2024 Stock Buyback Program

On February 23, 2024, the Company announced that its Board of Directors (“Board”) approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 23, 2024 and is expected to terminate on February 22, 2025. For the three and six months ended June 30, 2024, the Company did not repurchase shares under this program.

2023 Stock Buyback Program

On February 9, 2023, the Company announced that its Board has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2023 and terminated on February 9, 2024. During the six months ended June 30, 2024, the Company did not repurchase shares under this program.

2022 Stock Buyback Program

On  February 10, 2022, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on  February 11, 2022 and was terminated on  February 10, 2023. For the six months ended June 30, 2023 the Company did not repurchase shares under this program.

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

Details of Company stock option transactions for the three and six months ended  June 30, 2024 and  June 30, 2023 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	1,062,214	$54.30	1,021,600	$62.70
Granted	174,450	20.49	127,055	26.68
Exercised	-	-	-	-
Forfeited	(22,928)	36.27	(9,439)	62.26
Expired	(26,775)	63.69	(7,334)	63.84
Outstanding, end of period	1,186,961	49.43	1,131,882	55.84
Options exercisable, end of period	721,998	$59.78	662,210	$62.16

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	1,132,632	$54.61	1,036,748	$59.97
Granted	176,950	20.20	137,055	26.36
Exercised	-	-	-	-
Forfeited	(72,972)	21.87	(27,862)	59.82
Expired	(49,649)	59.95	(14,059)	65.54
Outstanding, end of period	1,186,961	49.43	1,131,882	55.84
Options exercisable, end of period	721,998	$59.78	662,210	$62.16

As of June 30, 2024, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$16.47 - $19.78	57,500	$19.63	5.6	$11	-	$-	-	$-
$21.07 - $28.37	276,222	23.31	6.5	-	29,155	26.78	6.0	-
$30.70 - $30.74	20,000	30.71	5.4	-	5,000	30.71	5.4	-
$40.04 - $48.00	189,527	42.29	4.9	-	103,802	42.58	4.9	-
$51.82 - $59.98	172,283	55.73	0.6	-	172,283	55.73	0.6	-
$60.01 - $68.41	254,156	62.08	2.2	-	252,335	62.09	2.2	-
$70.13 - $79.51	200,773	78.44	3.5	-	149,298	78.47	3.6	-
$80.61 - $82.07	16,500	81.27	4.3	-	10,125	81.42	4.3	-
	1,186,961	$49.43	3.9	$11	721,998	$59.78	2.7	$-

Total unrecognized compensation cost relating to unvested stock options at June 30, 2024, prior to the consideration of expected forfeitures, is approximately $5.1 million and is expected to be recognized over a weighted average periodof 2.9 years.

2022 Wavelo Equity Compensation Plan

On November 9, 2022 the Board of Wavelo approved Wavelo's Equity Compensation Plan (Wavelo ECP), which has been established for the benefit of the employees, officers, directors and certain consultants of Wavelo or Tucows. The Wavelo stock options were introduced in order to provide variable compensation that helps retain executives and ensures that our executives' interests are aligned with those stakeholders of the business to grow long-term value. Wavelo is a wholly owned subsidiary of Tucows. The maximum number of Wavelo common shares which have been set aside for issuance under the 2022 Plan is 25 million shares, currently there are 100 million shares outstanding. The options issued under the ECP primarily vest over a period of three years and have a 7-year term. For the initial grants under the plan, the first 25% became exercisable within three months and vesting ratably monthly thereafter, subsequently for three years. Compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of the share-based instrument at the time of the grant and are recognized as expense over the vesting period of the share-based instrument. The Company recognizes forfeitures as they occur.

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

Details of Wavelo's stock option transactions for the three months ended  June 30, 2024 and  June 30, 2023 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	16,485,256	$1.29	16,469,595	$1.27
Granted	389,500	1.74	94,750	1.27
Exercised	-	-	-	-
Forfeited	(81,682)	1.34	(84,063)	1.27
Expired	(13,228)	1.27	(16,317)	1.27
Outstanding, end of period	16,779,846	1.30	16,463,965	1.27
Options exercisable, end of period	9,602,704	$1.27	5,685,566	$1.27

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	16,333,233	$1.27	15,975,528	$1.27
Granted	919,500	1.74	675,500	1.27
Exercised	-	-	-	-
Forfeited	(301,954)	1.33	(170,746)	1.27
Expired	(170,933)	1.27	(16,317)	1.27
Outstanding, end of period	16,779,846	1.30	16,463,965	1.27
Options exercisable, end of period	9,602,704	$1.27	5,685,566	$1.27

As of June 30, 2024, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $1.74	16,779,846	$1.30	5.3	$8,044	9,602,704	$1.27	5.4	$4,890
	16,779,846	$1.30	5.3	$8,044	9,602,704	$1.27	5.4	$4,890

Total unrecognized compensation cost relating to unvested stock options at June 30, 2024, prior to the consideration of expected forfeitures, is approximately $3.7 million and is expected to be recognized over a weighted average periodof 2.0 years.

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

Details of Ting's stock option transactions for the three and six months ended  June 30, 2024 and  June 30, 2023 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	7,213,750	$6.00	7,279,527	$6.00
Granted	105,000	6.00	279,000	6.00
Exercised	-	-	-	-
Forfeited	(284,730)	6.00	(115,338)	6.00
Expired	(64,764)	6.00	(14,527)	6.00
Outstanding, end of period	6,969,256	6.00	7,428,662	6.00
Options exercisable, end of period	3,803,716	$6.00	2,301,540	$6.00

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	7,504,269	$6.00	-	$-
Granted	123,000	6.00	7,594,000	6.00
Exercised	-	-	-	-
Forfeited	(447,980)	6.00	(150,811)	6.00
Expired	(210,033)	6.00	(14,527)	6.00
Outstanding, end of period	6,969,256	6.00	7,428,662	6.00
Options exercisable, end of period	3,803,716	$6.00	2,301,540	$6.00

As of June 30, 2024, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $6.00	6,969,256	$6.00	5.8	$-	3,803,716	$6.00	5.8	$-
	6,969,256	$6.00	5.8	$-	3,803,716	$6.00	5.8	$-

Total unrecognized compensation cost relating to unvested stock options at June 30, 2024, prior to the consideration of expected forfeitures, is approximately $0.5 million and is expected to be recognized over a weighted average period of 2.2 years.

The Company recorded total stock-based compensation expense of $1.7 million and $3.6 million for the three and six months ended June 30, 2024, and $2.1 million and $4.3 million for three and six months ended  June 30, 2023, respectively. The Company details of the stock-based compensation expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Company options	$1,250	$1,675	$2,674	$3,179
Wavelo options	490	510	959	1,056
Ting options	44	49	112	245
Capitalized stock based compensation	(82)	(182)	(170)	(182)
Total stock based compensation expense	$1,702	$2,052	$3,575	$4,298

During the three and six months ended June 30, 2024, the Company capitalized $0.1 million and $0.2 million of stock based compensation directly attributable to the development of certain IUS assets, respectively.

Comparatively during the three and six months ended June 30, 2023, the Company capitalized $0.2 million of stock based compensation directly attributable to the development of certain IUS assets.

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as of  June 30, 2024 (Dollar amounts in thousands of U.S. dollars):

	June 30, 2024
	Fair Value Measurement Using			Assets
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset, net	$-	$171	$-	$171

Total asset, net	$-	$171	$-	$171

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

17. Other income:

On August 1, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and between the Company and DISH Wireless L.L.C. (“DISH”). Under the Purchase Agreement and in accordance with the terms and conditions set forth therein, the Company sold to DISH its mobile customer accounts that are marketed and sold under the Ting brand (other than certain customer accounts associated with one network operator) (“Transferred Assets”). For a period of 10 years following the execution of the Purchase Agreement, DISH will pay a monthly fee to the Company generally equal to an amount of net revenue received by DISH in connection with the transferred customer accounts minus certain fees and expenses, as further set forth in the Purchase Agreement. The Company earned the amounts noted in the table below under the Purchase Agreement during the three and six months ended June 30, 2024 and June 30, 2023.

(Dollar amounts in thousands of U.S. dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income earned on sale of transferred assets	$3,357	$4,289	$6,978	$8,659

The following table provides additional information relating to Interest expense, net (Dollar amounts in thousands of US dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$(13,229)	$(10,608)	$(26,109)	(18,541)
Interest income	676	107	1,677	160
Interest expense, net	$(12,553)	$(10,501)	$(24,432)	(18,381)

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

Under the terms of the LLC Agreement, the Company is mandatorily required to redeem the redeemable preferred units prior to the earliest of (i) a sale of the Company, (ii) a public offering, (iii) an event of default (or similar term) by Tucows Inc. or any of its affiliates under, (iv) a material breach if not cured or otherwise remedied in accordance with the terms of any credit facility (taking into account any cure periods), by the Company or any of its Subsidiaries under any debt facilities where the Company or any of its Subsidiaries incurs indebtedness for borrowed money, (v) the Company failed to pay the preferred return for two consecutive quarters, and (vi) the six-year anniversary of the Transaction Close. Due to the fact that the redeemable preferred units are mandatorily redeemable, the redeemable preferred units are classified as a liability in the accompanying consolidated balance sheets. The liability was initially recorded at fair value and subsequently recorded at the present value of the settlement amount, which includes the preferred return payments required until the instrument's expected maturity on the sixth anniversary of the Transaction Close, August 10, 2028 using the implicit rate of return of the instrument, 15%. The Company recorded $4.4 million and $8.6 million of accretion expense on the redeemable preferred units for the three and six months ended June 30, 2024, and comparatively, $4.1 million and $8.3 million for the three and six months ended June 30, 2023 as interest expense, net in the accompanying consolidated statements of operations and comprehensive loss.

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

On May 4, 2023, Ting Fiber, LLC executed the Ting Class C Notes - Redemption Agreement (the "Redemption Agreement") and the Ting Class C Notes - Side Letter (the "Side Letter Agreement") with Generate. Under the terms of terms of the Redemption Agreement, Ting Fiber, LLC redeemed 5,173,067 Series A Preferred Units held by Generate at $6 per unit, totaling a redemption of $31 million. The terms of the redemption were modified by the Side Letter Agreement, which granted a 30% discount on the make-whole premium which amounted to $14.7 million for a total redemption price of $45.7 million inclusive of the make-whole premium. The Company has accounted for the redemption of the preferred units as an extinguishment of debt in accordance with ASC 470 - Debt. The resulting loss on debt extinguishment has been recognized as 'Other Income/Expense' in the financial statements. Terms of the Side Letter Agreement also preclude Ting Fiber, LLC from issuing additional Series A Preferred Units for 365 days from the closing of the Redemption Agreement during which time standby fees will be suspended. As of June 30, 2024, Generate's future capital commitment under the Unit Purchase Agreement to $108.5 million.

As of June 30, 2024, the redeemable preferred units have an aggregate liquidation preference of $91.5 million, plus a Make-Whole Premium should redemption occur before the fourth anniversary of the Transaction Date and are senior to the Ting Fiber, LLC common units with respect to sale, dissolution, liquidation or winding up of the Company.

The following table summarizes the Company’s borrowings under the Unit Purchase Agreement (Dollar amounts in thousands of U.S. dollars):

	June 30, 2024	December 31, 2023

Opening Balance	$111,899	$91,396
Add: Milestone Funding	-	35,000
Add: Accretion of redeemable preferred units(1)	8,598	16,541
Add: Loss on debt extinguishment	-	14,680
Less: Redemption of preferred units	-	(45,718)
Redeemable preferred units balance	120,497	111,899
Less: Deferred preferred financing costs	(455)	(509)
Total Redeemable preferred units	$120,042	$111,390

(1) The Company capitalizes interest expenses directly attributable to the development of qualifying assets. Qualifying assets include internal use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the three and six months ended June 30, 2024, the Company capitalized $0.3 million and $0.7 million and for the three and six months ended  June 30, 2023, the Company capitalized $0.8 million and $2.0 million of interest expenses pertaining to the redeemable preferred units directly attributable to the development of certain AUC assets, respectively.

The following table summarizes our scheduled repayments as of June 30, 2024 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2024	$7,353
2025	18,639
2026	18,536
2027	18,639
2028	135,474
$198,641

19. Restructuring Costs:

On February 7, 2024, Ting committed to the 2024 Ting Restructuring Plan which aimed to realign the Company's operational structure within the Ting operating segment and reduce Ting's workforce by 13%, or 7% of the Company’s total workforce, to better align with strategic objectives (the "2024 Ting Restructuring Plan"). The 2024 Ting Restructuring Plan was designed to streamline operations and reduce operating expenses within the Ting operating segment. Substantially all of the employees impacted by the workforce reduction were notified on February 7, 2024 and have since exited the Company.

During the three and six months ended June 30, 2024, the Company incurred $0.3 million and $2.8 million in costs related to this restructuring, which were accounted for under ASC 420 - Exit or Disposal Cost Obligations. These costs associated with the "2024 Ting Restructuring Plan" predominantly consisted of one-time termination benefits for the terminated employees associated with the restructuring, and to a lesser extent, continuation of benefits and outplacement costs.

The costs are recorded within the following financial statement captions on the Consolidated Statements of Operations and Comprehensive Loss (Dollar amounts in thousands of U.S. dollars):

Expense Presentation	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Direct cost of revenue	$72	$437
Sales and marketing	170	2,054
Network, other costs	24	79
General administrative	-	256
	$266	$2,826

All of the costs associated with the 2024 Ting Restructuring Plan were charged to the Ting operating segment.

The components of the restructuring charges were as follows (Dollar amounts in thousands of U.S. dollars):

Cost Description	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
One-time pay	$190	$2,279
Continuation of benefits	56	336
Outplacement costs	20	211
Total restructuring charges	$266	$2,826

The liability for the 2024 Ting Restructuring Plan was included in Accrued liabilities in the consolidated balance sheet, and the following tables summarize the related activity for the 2024 Ting Restructuring Plan for the three and six months ended June 30, 2024 (Dollar amounts in thousands of U.S. dollars):

Cost Description	As of March 31, 2024	Charges for the three months ended June 30, 2024	Cash payments made in the three months ended June 30, 2024	Balances as of June 30, 2024
One-time pay	$103	$190	$(293)	$-
Continuation of benefits	-	56	(56)	-
Outplacement costs	139	20	(143)	$16
Total	$242	$266	$(492)	$16

Cost Description	As of December 31, 2023	Charges for the six months ended June 30, 2024	Cash payments made in the six months ended June 30, 2024	Balances as of June 30, 2024
One-time pay	$-	$2,279	$(2,279)	$-
Continuation of benefits	-	336	(336)	-
Outplacement costs	-	211	(195)	16
Total	$-	$2,826	$(2,810)	$16

20. Contingencies:

From time to time, the Company has legal claims and lawsuits in connection with its ordinary business operations. The Company vigorously defends such claims. While the final outcome with respect to any actions or claims outstanding or pending as of  June 30, 2024 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

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

•	Our ability to effectively respond or comply with new data protection regulations and any conflicts that may arise between such regulations and our ICANN contractual requirements;

•	The application of business judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given that the ultimate tax determination is uncertain;

•	Our ability to effectively integrate acquisitions;

•	Our ability to monitor, assess and respond to changing geopolitical and economic environments including rising inflation and interest rates;

•	Our ability to collect anticipated payments from DISH in connection with the 10-year payment stream that is a function of the margin generated by the transferred subscribers over a 10-year period pursuant to the terms of the Asset Purchase Agreement dated August 1, 2020 between the Company and DISH Wireless LLC ("DISH") (the “DISH Purchase Agreement”);

•	Our ability to meet the operational and financial drawdown milestones under the Unit Purchase Agreement with Generate, which provides the Company with the ability to obtain additional financing to invest in the expansion of fiber networks;

•	Our ability to maintain compliance with the operational and financial covenants of the 2023 Notes as defined in "Note 7 - Notes Payable" of the Notes to the Consolidated Financial Statements included in Part I, of this report, which provides the Company with financing to invest in the expansion of fiber networks;

•	Our ability to obtain further financing, if needed, to fund continued investment in the expansion of our fiber networks;

•	Our ability to maintain the safety and security of our systems and data;

•	Pending or new litigation;

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

For the three months ended June 30, 2024 and June 30, 2023, we reported net revenue of $89.4 million and $85.0 million, respectively.

For the six months ended June 30, 2024 and June 30, 2023, we reported net revenue of $176.9 million and $165.4 million, respectively.

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

As of June 30, 2024, Ting Internet had access to 128,000 owned infrastructure serviceable addresses, 36,000 partner infrastructure serviceable addresses and 48,000 active subscribers under its management; compared to having access to 109,000 owned infrastructure serviceable addresses, 21,000 partner infrastructure serviceable addresses and39,000 active subscribers under its management as of June 30, 2023. These figures exclude any changes in serviceable addresses and accounts attributable to Simply Bits.

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

Wholesale, primarily branded as OpenSRS, eNom, EPAG and Ascio, derives revenue from its domain name registration service. Together the OpenSRS, eNom, EPAG and Ascio Domain Services manage 24.5 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management have increased by 0.1 million, or less than 1%, since June 30, 2023.

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

Ting Internet	June 30,
	2024	2023
	(in '000's)
Internet subscribers accounts under management	48	39
Internet owned infrastructure serviceable addresses[1]	128	109
Internet partner infrastructure serviceable addresses[1]	36	21

Tucows Domains	For the Three Months Ended June 30,
	2024	2023
	(in 000's)
Total new, renewed and transferred-in domain name transactions [1]	5,276	5,424
Domains under management	24,514	24,429

(1)	Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

Tucows Domains	For the Six Months Ended June 30,
	2024	2023
	(in 000's)
Total new, renewed and transferred-in domain name transactions [1]	11,272	11,387
Domains under management	24,514	24,429

(1)	Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

Tucows Domains	June 30,
	2024	2023
	(in 000's)
Registered using Registrar Accreditation belonging to the Tucows Group	17,440	17,604
Registered using Registrar Accreditation belonging to Resellers	7,074	6,825
Total domain names under management	24,514	24,429

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

Other opportunities, challenges and risks

The Company is entitled to a long-term payment stream that is a function of the margin generated by the transferred subscribers over the 10-year term of the DISH Purchase Agreement executed in Fiscal 2020. This consideration structure may not prove to be successful or profitable in the long-term to us if the existing subscriber base churns at an above average rate. Additionally, given DISH controls the revenues and costs incurred associated with the acquired subscribers, there could arise a situation where profitability for the subscriber base is diminished either by lower price points or cost inflation. Additionally, as part of the DISH Purchase Agreement, the Company retained a small number of customer accounts associated with one MNO agreement that was not reassigned to DISH at time of sale. We continue to be subject to the minimum revenue commitments previously agreed to with this excluded MNO agreement. The Company is able to continue adding customers under the excluded MNO network in order to meet the commitment. However, with no direct ability to change customer pricing and limited ability to renegotiate contract costs or significant terms, the Company may be unable to meet the minimum commitments with this MNO partner and could incur significant and recurring penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO. During the three months ended June 30, 2024, the Company has accrued $0.1 million of penalties associated with the minimum commitment shortfall; and $0.2 million of penalties during the six months ended June 30, 2024. The Company expects to incur penalties throughout 2024 and thereafter until the contract expires.

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

Inflation, rising interest rates and expected impacts

The Company continues to operate in a challenging macro environment as inflation and high interest rates continue to persist in the global economic environment. The impact of these issues on our business will vary by geographic market and operating segment. We continue to monitor economic conditions closely, as well as segment revenues, cash position, cash flow from operations, interest rates and other factors. Across our three operating segments, personnel costs continue to be impacted by sustained wage inflation incurred in the prior periods. These increases were necessary in order to remain competitive to attract and retain the best talent. The Company continues to monitor and assess wage inflation and is managing it against offsets in hiring plans and contractor mix. Outside of wage inflation, the operating segment most impacted by inflation overall is Ting, as sustained levels of inflation increase our Fiber Network build costs across both materials and contracted labor. We continue to assess ways to reduce build costs through more efficient management of our build design, build efficiency and real-time tracking of build costs to more effectively manage total cost estimates against actual spends. We are also managing our significant vendor relationships closely to mitigate supply chain disruptions and ensure optimal pricing. However, there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the current and future adverse economic conditions, and other unknown developments.

RESULTS OF OPERATIONS FOR THE three and six months ended June 30, 2024 AS COMPARED TO THE three and six months ended June 30, 2023

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

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Ting:
Fiber Internet Services	$14,571	$12,408	$28,673	$24,261

Wavelo:
Platform Services	10,495	10,342	19,860	16,840
Other Professional Services	6	409	31	1,211
Total Wavelo	10,501	10,751	19,891	18,051

Tucows Domains:
Wholesale
Domain Services	48,504	46,782	96,655	93,075
Value Added Services	4,524	4,745	9,227	9,276
Total Wholesale	53,028	51,527	105,882	102,351

Retail	9,340	8,429	18,368	16,847
Total Tucows Domains	62,368	59,956	124,250	119,198

Tucows Corporate:
Mobile services and eliminations	1,983	1,863	4,066	3,898

	$89,423	$84,978	$176,880	$165,408
Increase over prior period	$4,445		$11,472
Increase - percentage	5%		7%

The following table presents our net revenues, by revenue source, as a percentage of total net revenues (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Ting:
Fiber Internet Services	16%	15%	16%	15%

Wavelo:
Platform Services	12%	12%	11%	10%
Other Professional Services	0%	0%	0%	1%
Total Wavelo	12%	12%	11%	11%

Tucows Domains:
Wholesale
Domain Services	55%	55%	55%	56%
Value Added Services	5%	6%	5%	6%
Total Wholesale	60%	61%	60%	62%

Retail	10%	10%	10%	10%
Total Tucows Domains	70%	71%	70%	72%

Tucows Corporate:
Mobile services and eliminations	2%	2%	2%	2%

	100%	100%	100%	100%

Total net revenues for the three months ended June 30, 2024, increased by $4.4 million or 5%, to $89.4 million when compared to the three months ended June 30, 2023. The three-month increase in net revenue was driven by Tucows Domains, Ting, and Mobile Services and eliminations partially offset by a decline in Wavelo. The Tucows Domains segment increased $2.4 million primarily driven by strong domain transactions through the current period and pricing increases consistent with higher registry costs. The Ting segment increased $2.2 million in the current period as a result of subscriber growth from the continued buildout of our Fiber network across the United States. Mobile Services and eliminations increased by $0.1 million attributable to decreased intercompany revenues partially offset by decreased telephony services and decreased transitional services revenues. The Wavelo segment decreased $0.3 million in the current period primarily from the reduction in one-time professional services rendered in the current period.

Total net revenues for the six months ended June 30, 2024, increased by $11.5 million or 7%, to $176.9 million when compared to the six months ended June 30, 2023. The six-month increase in net revenue was driven by Tucows Domains, Ting, Wavelo, and Mobile Services and eliminations. Consistent with the above discussion, the Tucows Domains segment increased $5.1 million primarily driven by strong domain transactions and pricing adjustments through the current period. The Ting segment increased by $4.4 million in the current period as a result of subscriber growth from the continued buildout of our Fiber network across the United States. The Wavelo segment increased $1.8 million in the current period as a result of the complete DISH Boost Mobile subscriber base leveraging our platform, compared to the prior period where subscriber migrations were just completing at the end of June 30, 2023. Mobile Services and eliminations increased by $0.2 million attributable to decreased intercompany revenues partially offset by decreased telephony services, and decreased transitional services revenues.

Deferred revenue at June 30, 2024, increased by $7.5 million to $155.6 million from $148.1 million at December 31, 2023. This was driven by Tucows Domains as a result of the increase in current period billings for domain name registrations and service renewals, characteristic of the seasonal renewal pattern we see during the beginning of a Fiscal Year as well as the increase in domain names under management through the current period.

During both the three and six months ended June 30, 2024, a customer, DISH, within our Wavelo segment accounted for 12% and 11% of total net revenues, respectively. DISH also accounted for 12% and 10% of total net revenue during the three and six months ended June 30, 2023, respectively. As of June 30, 2024, DISH also represented for 47% of total accounts receivable. At December 31, 2023 DISH represented 59% of accounts receivable. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Our allowance for doubtful accounts was $0.4 million as of June 30, 2024 and $0.5 million as of December 31, 2023, respectively. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Ting

Ting generated $14.6 million in net revenue during the three months ended June 30, 2024, up $2.2 million or 17% compared to the three months ended June 30, 2023. This growth is driven by subscriber growth across our Fiber network relative to the three months ended June 30, 2023, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States.

Ting generated $28.7 million in net revenue during the six months ended June 30, 2024, up $4.4 million or 18% compared to the six months ended June 30, 2023. This growth is driven by subscriber growth across our Fiber network relative to the six months ended June 30, 2023, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States.

As of June 30, 2024, Ting Internet had access to 128,000 owned infrastructure serviceable addresses, 36,000 partner infrastructure serviceable addresses and 48,000 active subscribers under its management; compared to having access to 109,000 owned infrastructure serviceable addresses, 21,000 partner infrastructure serviceable addresses and 39,000 active subscribers under its management as of June 30, 2023. These figures exclude any changes in serviceable addresses and subscribers attributable to Simply Bits.

Wavelo

Platform Services

Net revenues from Wavelo Platform Services for the three months ended June 30, 2024, increased by $0.2 million or 1%, to $10.5 million as compared to the three months ended June 30, 2023. This is driven by lower amortization of the contract asset with DISH. The Company expects the contract asset to continue to amortize against revenue through the remainder of the contract as we continue to fulfill the performance obligations. Intercompany revenues earned for provision of services on the ISOS and SM platforms between Wavelo and Ting are included in Wavelo's segment revenues for purposes of segment analysis, but are ultimately eliminated upon consolidation. The elimination impact is presented below in Tucows Corporate - Mobile Services and Eliminations.

Net revenues from Wavelo Platform Services for the six months ended June 30, 2024, increased by $3.1 million or 18%, to $19.9 million as compared to the six months ended June 30, 2023. This is driven from increased MONOS platform revenues earned from a full six months of fully loaded revenues from the completed migration of DISH's Boost Mobile subscribers at the end of June 30, 2023. The increased platform fees in the current period are partially offset by a reduction of revenues related to the amortization of the contract asset with DISH. The Company expects the contract asset to continue to amortize against revenue through the remainder of the contract as we continue to fulfill the performance obligations. Intercompany revenues earned for provision of services on the ISOS and SM platforms between Wavelo and Ting are included in Wavelo's segment revenues for purposes of segment analysis, but are ultimately eliminated upon consolidation. The elimination impact is presented below in Tucows Corporate - Mobile Services and Eliminations.

Other Professional Services

Net revenues from Other Professional Services for the three months ended June 30, 2024, decreased by $0.4 million or 100%, to nil as compared to the three months ended June 30, 2023. These revenues related to the provision of standalone technology services development work for our CSP customers and are non-recurring and often one-time in nature, and expectantly can fluctuate period over period. These revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed less standalone professional services for our customers.

Net revenues from Other Professional Services for the six months ended June 30, 2024, decreased by $1.2 million or 100%, to nil as compared to the six months ended June 30, 2023. These revenues related to the provision of standalone technology services development work for our CSP customers and are non-recurring and often one-time in nature, and expectantly can fluctuate period over period. These revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed less standalone professional services for our customers.

Tucows Domains

Wholesale - Domain Services

During the three months ended June 30, 2024, Wholesale domain services net revenue increased by $1.7 million or 4%, to $49 million as compared to the three months ended June 30, 2023. Increases from Wholesale domain registrations were driven from strong domain transactions through the current period and various price increases since June 30, 2023.

During the six months ended June 30, 2024, Wholesale domain services net revenue increased by $3.6 million or 4%, to $96.7 million as compared to the six months ended June 30, 2023. Increases from Wholesale domain registrations were driven from strong domain transactions through the current period and various price increases since June 30, 2023.

As of June 30, 2024, together, the OpenSRS, eNom, EPAG, and Ascio Domain Services manage 24.5 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management has increased 0.1 million, or less than 1%, since June 30, 2023.

Wholesale - Value Added Services

During the three months ended June 30, 2024, value-added services net revenue decreased by $0.2 million or 4%, to $4.5 million as compared to the three months ended June 30, 2023. The decrease in value-added service revenue was driven by lower digital certifications and email revenues, partially offset by strong expiry sales and the inclusion of our storefront operations through the current period.

During the six months ended June 30, 2024, value-added services net revenue decreased by $0.1 million or 1%, to $9.2 million as compared to the six months ended June 30, 2023. The decrease in value-added service revenue was driven by lower digital certifications and email revenues, partially offset by strong expiry sales and the inclusion of our storefront operations through the current period.

Retail

During the three months ended June 30, 2024, retail domain services net revenue increased by $0.9 million or 11%, to $9.3 million as compared to the three months ended June 30, 2023. This was driven by increases across domain name registrations, domain name portfolio sales, and Exact Hosting revenues in the current period.

During the six months ended June 30, 2024, retail domain services net revenue increased by $1.6 million or 10%, to $18.4 million as compared to the six months ended June 30, 2023. This was driven by increases across domain name registrations, domain name portfolio sales, and Exact Hosting revenues in the current period.

Tucows Corporate - Mobile Services and Eliminations

Net revenues from Mobile Services and eliminations for the three months ended June 30, 2024 increased by $0.1 million or 5%, to $2.0 million as compared to the three months ended June 30, 2023. This was driven by lower intercompany corporate eliminations of $0.4 million, primarily a result of decreased revenues associated with ISOS and SM platforms billing between Wavelo and Ting. This was partially offset by decreased revenues of $0.3 million associated with the mobile telephony services and device revenues from the small group of customers retained by the Company as part of the DISH Purchase Agreement primarily a result of organic subscriber churn experienced relative to the three months ended June 30, 2023. This was also furthered by decreased transitional services of $0.1 million, from a decreased level of dedicated support services provided to DISH in connection with the legacy Ting Mobile customer base.

Net revenues from Mobile Services and eliminations for the six months ended June 30, 2024 increased by than $0.2 million or 5%, to $4.1 million as compared to the six months ended June 30, 2023. This was driven by lower intercompany corporate eliminations of $0.9 million, primarily a result of decreased revenues associated with ISOS and SM platforms billing between Wavelo and Ting. This was partially offset by decreased revenues of $0.5 million associated with the mobile telephony services and device revenues from the small group of customers retained by the Company as part of the DISH Purchase Agreement primarily a result of organic subscriber churn experienced relative to the six months ended June 30, 2023. This was also furthered by decreased transitional services of $0.2 million, from a decreased level of dedicated support services provided to DISH in connection with the legacy Ting Mobile customer base.

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

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Ting:
Fiber Internet Services	$4,753	$5,357	$10,113	$9,342

Wavelo:
Platform Services	332	330	664	664
Other Professional Services	7	369	26	1,061
Total Wavelo	339	699	690	1,725

Tucows Domains:
Wholesale
Domain Services	38,921	37,291	77,584	74,293
Value Added Services	520	583	1,067	1,189
Total Wholesale	39,441	37,874	78,651	75,482

Retail	4,058	4,153	8,194	8,266
Total Tucows Domains	43,499	42,027	86,845	83,748

Tucows Corporate:
Mobile services and eliminations	2,737	2,660	5,474	5,218

Network Expenses:
Network, other costs	6,862	6,993	13,926	13,316
Network, depreciation of property and equipment	10,057	8,757	19,922	17,193
Network, amortization of intangible assets	366	379	731	757
Network, impairment of property and equipment	-	74	53	2,016
	17,285	16,203	34,632	33,282

	$68,613	$66,946	$137,754	$133,315
Increase over prior period	$1,667		$4,439
Increase - percentage	2%		3%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Ting:
Fiber Internet Services	7%	8%	7%	7%

Wavelo:
Platform Services	0%	0%	0%	0%
Other Professional Services	0%	1%	0%	1%
Total Wavelo	0%	1%	0%	1%

Tucows Domains:
Wholesale
Domain Services	56%	56%	57%	55%
Value Added Services	1%	1%	1%	1%
Total Wholesale	57%	57%	58%	56%

Retail	6%	6%	6%	6%
Total Tucows Domains	63%	63%	64%	62%

Tucows Corporate:
Mobile services and eliminations	4%	4%	4%	4%

Network Expenses:
Network, other costs	10%	10%	10%	10%
Network, depreciation of property and equipment	15%	13%	14%	13%
Network, amortization of intangible assets	1%	1%	1%	1%
Network, impairment of property and equipment	0%	0%	0%	2%
	26%	24%	25%	26%

	100%	100%	100%	100%

Total cost of revenues for the three months ended June 30, 2024, increased by $1.7 million or 2%, to $68.6 million from $66.9 million in the three months ended June 30, 2023. The three-month increase in cost of revenues was driven by increases across Tucows Domains, Network Expenses, and Mobile Service and eliminations by $1.5 million, $1.1 million, and $0.1 million, respectively. The increase in Tucows Domains of $1.5 million was primarily a result of strong domain transactions through the current period. Network Expenses increase of $1.1 million is primarily a result of incremental depreciation associated with the continuing expansion of the Ting Internet network and development of Wavelo's platform assets. The increase in Mobile Services and eliminations of $0.1 million was a primarily a result of higher mobile telephony services costs due to plan mix changes in the current period. These increases were partially offset by a decrease in both Ting and Wavelo of $0.6 million and $0.4 million, respectively. The decrease in Ting of $0.3 million was primarily driven by the reduction in headcount following the 2024 Tings Restructuring Plan. The decrease in Wavelo of $0.4 million was primarily driven by Other Professional Services, consistent with less standalone technology development work and revenues in the current period.

Total cost of revenues for the six months ended June 30, 2024, increased by $4.5 million or 3%, to $137.8 million from $133.3 million in the six months ended June 30, 2023. The six-month increase in cost of revenues was driven by increases across Tucows Domains, Network Expenses, Ting, and Mobile Service and eliminations by $3.1 million, $1.4 million, $0.8 million, and $0.3 million, respectively. The increase in Tucows Domains of $3.1 million was primarily a result of strong domain transactions through the current period. Network Expenses increase of $1.4 million is primarily a result of incremental depreciation associated with the continuing expansion of the Ting Internet network and development of Wavelo's platform assets, partially offset by the absence of impairment charges within the Ting segment. The increase in Ting of $0.8 million was primarily driven by the costs of revenues associated with growth in active subscribers. The increase in Mobile Services and eliminations of $0.2 million was a primarily a result of higher mobile telephony services costs due to plan mix changes in the current period. These increases were partially offset by a decrease in Wavelo of $0.7 million primarily driven by Other Professional Services, consistent with less standalone technology development work and revenues in the current period.

Deferred costs of fulfillment as of June 30, 2024, increased by $4.9 million, or 4%, to $116 million from $111.1 million at December 31, 2023. This was primarily driven by Tucows Domains with an increase of $5.8 million, from the increase in current period billings for domain name registrations and service renewals, characteristic of the seasonal renewal pattern we see during the beginning of a Fiscal Year as well as the increase in domain names under management through the current period, consistent with the increase in deferred revenues discussed above. This increase was partially offset by Wavelo and other, with a decrease of $0.9 million, primarily related to the completion of Other Professional Services where the deferred costs to fulfill those services were amortized into costs of revenues.

Ting

During the three months ended June 30, 2024, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar and Simply Bits, decreased by $0.6 million or 11%, to $4.8 million as compared to three months ended June 30, 2023. This was driven by a reduction in headcount following the 2024 Ting Restructuring Plan. This was partially offset by the subscriber growth across our Fiber network driving an increase in costs of revenues.

During the six months ended June 30, 2024, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar, and Simply Bits increased by $0.8 million or 9%, to $10.1 million as compared to six months ended June 30, 2023. Consistent with the discussion above in the Net Revenue section, the subscriber growth across our Fiber network drove an increase in costs of revenues which included dark fiber, bandwidth and colocation costs. The 2024 Ting Restructuring Plan discussed above also drove an increase in one-time termination benefits, continuation benefits, and outplacement costs in Ting's cost of revenues in the current period.

Wavelo

Platform Services

Cost of revenues from Wavelo Platform Services for the three months ended June 30, 2024, remained flat at $0.3 million as compared to the three months ended June 30, 2023. Costs incurred are driven by the amortization of previously capitalized costs incurred to fulfill the DISH Master Services Agreement ("MSA") over the term of the agreement.

Cost of revenues from Wavelo Platform Services for the six months ended June 30, 2024, remained flat at $0.7 million as compared to the six months ended June 30, 2023. Costs incurred are driven by the amortization of previously capitalized costs incurred to fulfill the DISH Master Services Agreement ("MSA") over the term of the agreement.

Other Professional Services

Cost of revenues from Other Professional Services for the three months ended June 30, 2024, decreased by $0.4 million or 91%, to less than $0.1 million as compared to $0.4 million for the three months ended June 30, 2023. Costs of revenues to provide other professional services change depending on the nature and scope of work we are engaged to perform for our customers for select statements of work. These cost of revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed less standalone professional services for our customers. The decrease is aligned to the decrease in Net Revenues discussed above.

Cost of revenues from Other Professional Services for the six months ended June 30, 2024, decreased by $1.0 million or 94%, to less than $0.1 million as compared to $1.1 million for the six months ended June 30, 2023. Costs of revenues to provide other professional services change depending on the nature and scope of work we are engaged to perform for our customers for select statements of work. These cost of revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed less standalone professional services for our customers. The decrease is aligned to the decrease in Net Revenues discussed above.

Tucows Domain

Wholesale - Domain Services

Costs for Wholesale domain services for the three months ended June 30, 2024, increased by $1.6 million or 4%, to $38.9 million, as compared to $37.3 million to the three months ended June 30, 2023. Increases from Wholesale domain registrations were primarily driven from strong domain transactions through the current period and various registry gTLD cost increases since June 30, 2023. The increase is aligned to the decrease in Net Revenues discussed above.

Costs for Wholesale domain services for the six months ended June 30, 2024, increased by $3.3 million or 4%, to $77.6 million, as compared to $74.3 million to the six months ended June 30, 2023. Increases from Wholesale domain registrations were primarily driven from strong domain transactions through the current period and various registry gTLD cost increases since June 30, 2023. The increase is aligned to the decrease in Net Revenues discussed above.

Wholesale - Value-Added Services

Costs for wholesale value-added services for the three months ended June 30, 2024, decreased by less than $0.1 million or 17%, to $0.5 million, as compared to $0.6 million for the three months ended June 30, 2023. This decrease was driven by decreased costs related to the Digital Certificate stream of revenue, and was partially offset by the inclusion of our storefront operations consistent with the Net Revenue discussion above.

Costs for wholesale value-added services for the six months ended June 30, 2024, decreased by $0.1 million or 8%, to $1.1 million, as compared to $1.2 million for the six months ended June 30, 2023. This decrease was driven by decreased costs related to the Digital Certificate stream of revenue, and was partially offset by the inclusion of our storefront operations consistent with the Net Revenue discussion above.

Retail

Costs for retail domain services for the three months ended June 30, 2024, decreased by less than $0.1 million or 2%, to $4.1 million, as compared to $4.2 million for the three months ended June 30, 2023.

Costs for retail domain services for the six months ended June 30, 2024, decreased by less than $0.1 million or 1%, to $8.2 million, as compared to $8.3 million for the six months ended June 30, 2023.

Tucows Corporate - Mobile Services and Eliminations

Cost of revenues from Mobile Services and Eliminations for the three months ended June 30, 2024, increased by less than $0.1 million or 3%, to $2.7 million as compared to the three months ended June 30, 2023. The increase is driven by increased costs associated with mobile telephony services from the small group of customers retained by the Company as part of the DISH Purchase Agreement due to plan mix changes. The Company accrued $0.1 million in penalties associated with the MNO minimum commitment shortfall in the three months ended June 30, 2024, as compared to $0.2 million in the three months ended June 30, 2023. The company expects to continue to incur penalties through the end of Fiscal 2024 and thereafter should limited subscriber growth persist. This was partially offset by a decrease in transitional services costs provided to DISH in connection with the legacy Ting Mobile customer base, consistent with the above discussion around net revenues.

Cost of revenues from Mobile Services and Eliminations for the six months ended June 30, 2024, increased by $0.3 million or 5%, to $5.5 million as compared to the six months ended June 30, 2023. The increase is driven by increased costs associated with mobile telephony services from the small group of customers retained by the Company as part of the DISH Purchase Agreement due to plan mix changes. The Company accrued $0.2 million in penalties associated with the MNO minimum commitment shortfall in the six months ended June 30, 2024, as compared to $0.4 million in the six months ended June 30, 2023. The company expects to continue to incur penalties through the end of Fiscal 2024 and thereafter should limited subscriber growth persist. This was partially offset by a decrease in transitional services costs provided to DISH in connection with the legacy Ting Mobile customer base, consistent with the above discussion around net revenues.

Network Expenses

Network expenses for the three months ended June 30, 2024, increased by $1.1 million or 7%, to $17.3 million, as compared to $16.2 million for the three months ended June 30, 2023. The current period increase was driven by increased network depreciation by $1.3 million. The current period increase in network depreciation relates to $1.1 million in incremental depreciation from Ting's expansion of our Ting Internet footprint to new Ting towns throughout the United States and $0.2 million in incremental depreciation of Wavelo's platform assets. The current period increase was partially offset by a reduction network costs and the absence of network impairment in the current period.

Network expenses for the six months ended June 30, 2024, increased by $1.3 million or 4%, to $34.6 million, as compared to $33.3 million for the six months ended June 30, 2023. The current period increase was driven by increased network depreciation and network costs by $2.7 million and $0.6 million, respectively. The current period increase in network depreciation relates to $2.2 million in incremental depreciation from Ting's expansion of our Ting Internet footprint to new Ting towns throughout the United States, $0.4 million in incremental depreciation of Wavelo's platform assets, and increased depreciation of less than $0.1 million related to Tucows Domains. The current period increase in network costs relates to the increased personnel costs for network operations focused teams as well as increased spending on colocation and bandwidth. These factors were partially offset by a decrease in network impairment of $2.0 million due to the absence of Ting capital inventory and assets under construction impairment charges from the six months ended June 30, 2023.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Sales and marketing	$14,746	$16,020	$33,311	$31,757
Increase/(decrease) over prior period	$(1,274)		$1,554
Increase/(decrease) - percentage	(8)%		5%
Percentage of net revenues	16%	19%	19%	19%

Sales and marketing expenses for the three months ended June 30, 2024, decreased by $1.3 million or 8%, to $14.7 million as compared to the three months ended June 30, 2023. The decrease was primarily driven by Ting's reduced marketing spend resulting in lower media placements and other customer acquisition related costs through the current period. The decrease was furthered by a reduction in sales and marketing related personnel costs, an outcome of the 2024 Ting Restructuring Plan discussed above.

Sales and marketing expenses for the six months ended June 30, 2024, increased by $1.6 million or 5%, to $33.3 million as compared to the six months ended June 30, 2023.  The increase was primarily driven by one-time termination benefits, continuation benefits, and outplacement costs associated with the 2024 Ting Restructuring Plan discussed above. This was partially offset by Ting's efforts to reduce marketing spend resulting in lower media placements and other customer acquisition costs through the current period.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Technical operations and development	$4,522	$4,581	$9,538	$9,396
Increase (decrease) over prior period	$(59)		$142
Increase (decrease) - percentage	(1)%		2%
Percentage of net revenues	5%	5%	5%	6%

Technical operations and development expenses for the three months ended June 30, 2024, decreased by less than $0.1 million or 1%, to $4.5 million when compared to the three months ended June 30, 2023. The current period decrease was primarily related to lower contracted services for tools, systems and labor to support the technical operations and development of our systems and platforms. These decreases were partially offset by the net investment in hiring additional personnel across Ting, Domains, Wavelo. This investment increased personnel costs but was partially offset by increased capitalized labor.

Technical operations and development expenses for the six months ended June 30, 2024, increased by $0.1 million or 2%, to $9.5 million when compared to the six months ended June 30, 2023. The current period increase was primarily related to the investment in hiring additional personnel across Ting, Domains, Wavelo. The increased personnel costs were partially offset by increased capitalized labor within Ting and Wavelo. This was partially offset by a reduction in spend on contracted services for tools, systems and labor compared to the six months ended June 30, 2023.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$9,188	$8,084	$19,006	$16,275
Increase over prior period	$1,104		$2,731
Increase - percentage	14%		17%
Percentage of net revenues	10%	10%	11%	10%

General and administrative expenses for the three months ended June 30, 2024, increased by $1.1 million or 14%, to $9.2 million as compared to the three months ended June 30, 2023. The increase is driven by increased spending on tooling and software to support general and administrative functions, higher property taxes and other expenses primarily within the Ting segment consistent with the continued expansion of Ting Internet footprint throughout the United States. These increases were furthered by additional professional services fees incurred in the current period as well as an unfavorable foreign exchange impact in the current period.

General and administrative expenses for the six months ended June 30, 2024, increased by $2.7 million or 17%, to $19.0 million as compared to the six months ended June 30, 2023. Consistent with the above discussion, the six months increase in general and administrative expenses was furthered by increased personnel costs from hiring additional personnel, salary increases for existing leadership and administrative teams, as well as select restructuring related costs.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation of property and equipment	$116	$150	$238	$302
Decrease over prior period	$(34)		$(64)
Decrease - percentage	(23)%		(21)%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs for the three months ended June 30, 2024, decreased by less than $0.1 million, to $0.1 million as compared to the three months ended June 30, 2023.

Depreciation costs for the six months ended June 30, 2024, decreased by less than $0.1 million, to $0.2 million as compared to the six months ended June 30, 2023.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of intangible assets	$835	$2,230	$2,149	$4,724
Decrease over prior period	$(1,395)		$(2,575)
Decrease - percentage	(63)%		(55)%
Percentage of net revenues	1%	3%	1%	3%

Amortization of intangible assets for the three months ended June 30, 2024, decreased by $1.4 million or 63% to $0.8 million as compared to the three months ended June 30, 2023. The decrease was driven in part by the completed amortization of brand and customer relationships associated with the Company's Fiscal 2017 acquisition of eNom in the three months ended March 31, 2024.

Amortization of intangible assets for the six months ended June 30, 2024, decreased by $2.6 million or 55% to $2.1 million as compared to the six months ended June 30, 2023. The decrease was driven in part by the completed amortization of customer relationships associated with the Company's Fiscal 2016 acquisition of Melbourne IT assets in the three months ended March 31, 2023, as well as the completed amortization of brand and customer relationships associated with the Company's Fiscal 2017 acquisition of eNom in the three months ended March 31, 2024.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Other income (expense), net	$(8,787)	$(20,892)	$(16,978)	$(24,402)
Increase (decrease) over prior period	$12,105		$7,424
Increase (decrease) - percentage	58%		30%
Percentage of net revenues	(10)%	(25)%	(10)%	(15)%

Other Income (Expenses) during the three months ended June 30, 2024, increased by $12.1 million when compared to the three months ended June 30, 2023. The increase was primarily driven by the absence of loss on debt extinguishment, partially offset by higher net interest expense and lower income earned on sale of Transferred Assets to DISH partially offset by other income. The absence of the loss on debt extinguishment was related to the make-whole premium paid to Generate following the redemption of Series A Preferred Units in the three months ended June 30, 2023. Other income further increased as a result of the inclusion of Orange Domains joint venture and sublease rental income received in the current period. Net interest expense increases as a result of the inclusion of interest associated with the 2023 Term Notes, an increase due to the absence of favorable interest rate swap contracts in the current period, and lower interest expense capitalization associated with Fiber network assets under construction, partially offset by reduction in interest related to the Credit Facility for the Tucows businesses excluding Ting, and the inclusion of interest income following the execution of Ting's 2023 Term Notes. Income earned on sale of Transferred Assets to DISH decreased as a result of legacy customers naturally churning, as expected.

Other Income (Expenses) during the six months ended June 30, 2024, increased by $7.4 million when compared to the six months ended June 30, 2023. The increase was primarily driven by the absence of loss on debt extinguishment, partially offset by higher net interest expense and lower income earned on sale of Transferred Assets to DISH partially offset by other income. The absence of the loss on debt extinguishment related to the make-whole premium paid to Generate following the redemption of Series A Preferred Units in the three months ended June 30, 2023. Other income further increased as a result of the inclusion of Orange Domains joint venture and sublease rental income received in the current period. Net interest expense increases as a result of the inclusion of interest associated with the 2023 Term Notes, an increase due to the absence of favorable interest rate swap contracts in the current period, and lower interest expense capitalization associated with Fiber network assets under construction, partially offset by reduction in interest related to the Credit Facility for the Tucows businesses excluding Ting, and the inclusion of interest income following the execution of Ting's 2023 Term Notes. Income earned on sale of Transferred Assets to DISH decreased as a result of legacy customers naturally churning, as expected.

INCOME TAXES

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Provision for income taxes	$1,220	$(3,025)	$2,994	$(4,735)
Increase in provision over prior period	$4,245		$7,729
Increase - percentage	*		*
Effective tax rate	(7)%	9%	(7)%	9%

* not meaningful

Income tax expense for the three and six months ended June 30, 2024, increased by $4.2 million and $7.7 million when compared to the three and six months ended June 30, 2023. The change in effective tax rate is primarily due an increase in valuation allowance on net operating losses, which exceeded the impact of existing reversible temporary differences when compared to the same period in the prior year.

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

The following table reconciles adjusted EBITDA to net income:

Reconciliation of Loss before Provision for Income Taxes to Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands of US Dollars)	2024	2023	2024	2023

Net Loss for the period	$(18,604)	$(30,968)	$(45,088)	$(50,051)
Less:
Provision (recovery) for income taxes	1,220	(3,025)	2,994	(4,735)
Depreciation of property and equipment	10,173	8,907	20,160	17,495
Impairment and loss on disposition of property and equipment	-	74	53	2,016
Amortization of intangible assets	1,201	2,609	2,880	5,481
Interest expense, net	12,553	10,501	24,432	18,381
Loss on debt extinguishment	-	14,680	-	14,680
Stock-based compensation	1,702	2,052	3,575	4,298
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	164	(126)	554	(84)
Acquisition and other costs[1]	769	691	3,820	944

Adjusted EBITDA	$9,178	$5,395	$13,380	$8,425

[1] Acquisition and other costs represent transaction-related expenses and transitional expenses. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA increased by $3.8 million or 70%, to $9.2 million for the three months ended June 30, 2024, when compared to the three months ended June 30, 2023. The increase in adjusted EBITDA from period-to-period was primarily driven by increases in Ting, Tucows Domains, and Wavelo. Ting contribution increased $3.9 million, primarily driven by subscriber growth across the markets we serve as well as the reduction in spend across sales and marketing activities, partially a result of personnel costs reductions realized in connection with the 2024 Ting Restructuring Plan discussed above. Tucows Domains contribution increased by $0.6 million strong retail and portfolio sales through the current period and the inclusion of Orange Domains joint venture. The Wavelo contribution increased $0.5 million primarily driven by effective spend management with the reduction of technical and development spend in the current period. These increases in Adjustment EBITDA were partially offset by decreases across Mobile Services and eliminations. Mobile Services and eliminations contribution decreased $1.2 million primarily from the decrease in income earned on sale of Transferred Assets to DISH.

Adjusted EBITDA increased by $5.0 million or 59%, to $13.4 million for the six months ended June 30, 2024, when compared to the six months ended June 30, 2023. The increase in adjusted EBITDA from period-to-period was primarily driven by increases in Ting, Wavelo, and Tucows Domains. Ting contribution, which excludes the impact of the 2024 Ting Restructuring Plan, increased $3.6 million, primarily driven by subscriber growth across the markets we serve outpacing the continued investment in costs required to execute on the Ting Internet network build and expansion plan. Tucows Domains contribution increased by $0.3 million from strong retail and portfolio sales through the current period and the inclusion of Orange Domains joint venture. The Wavelo contribution increased $2.9 million primarily driven by increased platform revenues earned from the increased level of DISH subscribers on the platform and a reduction in net technical and development spend. These increases in Adjustment EBITDA were partially offset by decreases across Mobile Services and eliminations. Mobile Services and eliminations contribution decreased $1.9 million primarily from the decrease in income earned on sale of Transferred Assets to DISH.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, our cash and cash equivalents balance decreased by $53.4 million, our funds held by trustee balance increased by $0.4 million, and our secured notes reserve funds balance increased by $0.2 million respectively when compared to December 31, 2023. The decrease in our cash balance was driven primarily by $30.3 million for the continued investment in property and equipment primarily driven by Ting Internet expansion, $12.0 million related to the repayment of the 2023 Credit Facility, $10.4 million from cash used in operating activities, and $0.1 million related to the acquisition of intangible assets.

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

During the six months ended June 30, 2024, the Company made net repayments of $12.0 million towards the 2023 Credit Facility. The Company ended June 30, 2024 with a remaining principal balance of $199.9 million, for which the required repayment is due in 2026.

As of June 30, 2024, the Company held contracts in the amount of $43.6 million with BMO to trade U.S. dollars in exchange for Canadian dollars under an uncommitted treasury risk management facility which assists the Company with hedging Canadian dollar exposures. Please see the discussion in the Material Cash Requirements section below.

Cash Flow from Operating Activities

Net cash outflows from operating activities during the six months ended June 30, 2024 totaled $10.4 million, an increase of 53% when compared to the six months ended June 30, 2023.

Net loss, after adjusting for items not involving cash, during the six months ended June 30, 2024 was $8.5 million, an increase of 81% when compared to the prior year. Net income included non-cash charges and recoveries of $36.6 million such as depreciation, accretion of redeemable preferred shares, stock-based compensation, amortization of intangible assets, amortization of debt discount and issuance costs, deferred income taxes (recovery), net amortization of contract costs, impairment of property and equipment, loss on disposal of domain names, undistributed earnings of equity method investee and net right of use operating asset or liability. In addition, changes in our working capital contributed to a net cash outflow of $1.9 million. Cash utilization $16.2 million from movement in deferred costs of fulfillment, accrued liabilities, prepaid expenses and deposits, accounts payable, customer deposits, and income taxes recoverable. Partially offset by, positive cash contributions of $14.4 million from the changes in deferred revenue, accounts receivable, contract asset, inventory, and accreditation fees payable.

Cash Flow from Financing Activities

Net cash outflows from financing activities during the six months ended June 30, 2024 totaled $12.0 million, as compared to the inflow of $198.2 through the six months ended June 30, 2023. The total cash outflows were driven by the $12.0 million of repayments towards the 2023 Credit Facility made through the six months ended June 30, 2024

Cash Flow from Investing Activities

Investing activities during the six months ended June 30, 2024 used net cash of $30.4 million, a decrease of 45% when compared to the six months ended June 30, 2023. Cash outflows of $30.3 million primarily related to the investment in property and equipment, primarily to support the continued expansion of our Ting Internet Fiber network footprints in California, Colorado, North Carolina and Virginia as we seek to extend both our current network and expand to new markets. We expect our capital expenditures on building and expanding our fiber network to continue to increase during Fiscal 2024. In addition to investment in property and equipment, the current period used $0.1 million for the acquisition of other intangible assets.

Material Cash Requirements

At June 30, 2024, the Company's Cash and cash equivalents, restricted cash and secured notes reserve funds balances totaled $52.2 million, of which $43.5 million belonged to Ting and $8.7 million belonged to the other Tucows businesses.

In our 2023 Annual Report, we disclosed our material cash requirements of both the Ting segment as well as the other segments excluding Ting. As of June 30, 2024, other than the items mentioned below, there have been no other material changes to our material cash requirements outside the ordinary course of business.

Ting

As of June 30, 2024, the balance owing on the Unit Purchase Agreement was $120.0 million, with remaining capital commitments of $108.5 million ("Note 18 - Redeemable preferred units" of the Notes to the Consolidated Financial Statements included in Part I, of this report). On May 4, 2023, Tucows, through its indirect and wholly owned subsidiaries, including Ting Fiber, LLC entered into a definitive agreement relating to a securitized financing facility where Ting Issuer LLC, a Delaware limited liability company, issued the 2023 Term Notes for a total value of $238.5 million ("Note 7 - Notes Payable" of the Notes to the Consolidated Financial Statements included in Part I, of this report). The combination of these agreements is expected to fund Ting operations through Fiscal 2024.

In the long-term, Ting intends to continue the rapid expansion of its Internet footprint through construction activities, joint ventures and acquisitions. Future expansion of the Ting Internet footprint will continue to require further debt and equity financing. Our future expansion of the Ting Internet footprint and access to additional financing will depend on a range of factors, including economic, competitive and business factors as well as changes in government monetary or fiscal policy. Redemptions under the Unit Purchase Agreement are expected to be funded by growth in future cash flows, equity financing as well as alternative debt financing. Should Ting be unable to obtain additional financing over the next twelve months, it will have a material adverse impact on our ability to expand the Ting Internet footprint and grow future cash flows.

Tucows Businesses Excluding Ting

Tucows businesses excluding Ting, acquisitions and capital investments have been funded by the Company's operating income and the Company's existing 2023 Credit Agreement. As of June 30, 2024, the Company’s 2023 Credit Facility had an outstanding balance of $199.9 million. Tucows businesses excluding Ting make principal repayments from time to time.

For Fiscal 2024, the Company plans to fund the cash requirements of Tucows businesses excluding Ting solely through operating income, while making discretionary loan repayments to create greater operating flexibility and access to additional financing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of June 30, 2024.

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

As of June 30, 2024, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset

July - September 2024	16,974	1.3697	46
October - December 2024	13,795	1.3686	57
January - March 2025	9,128	1.3668	42
April - June 2025	3,731	1.3678	26
	$43,628	1.3686	$171

As of June 30, 2024, the Company had $43.6 million of outstanding foreign exchange forward contracts which will convert to CDN $59.7 million. Of these contracts, $43.6 million met the requirements for hedge accounting.

As of December 31, 2023, the Company had $61.4 million of outstanding foreign exchange forward contracts which would convert to CDN $84.1 million. Of these contracts, $61.4 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended June 30, 2024. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the six months ended June 30, 2024. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the six months ended June 30, 2024 of approximately $1.5 million, before the effects of hedging. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of June 30, 2024, we had an outstanding balance of $199.9 million on the 2023 Credit Facility. The 2023 Credit Agreement added SOFR Loans as a form of advance available under the 2023 Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum). As of June 30, 2024, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on 2023 Credit Agreement by approximately $2.0 million, assuming that the loan balance as of June 30, 2024 is outstanding for the entire period.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation as of June 30, 2024 management has concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

(b)    Changes in Internal Control over Financial Reporting

Except set forth below, during the six months ended June 30, 2024, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Specifically, we identified a material weakness occurred because we did not design and maintain (i) program change management controls for certain financial systems to ensure that IT program and data changes affecting certain IT systems and underlying accounting records are identified, tested, authorized and implemented appropriately and (ii) user access controls that adequately restrict user access to certain financial systems, programs and data to appropriate company personnel. As a result of this material weakness, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2023, March 31, 2024 and June 30, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 22, 2024, the Company announced that its Board of Directors (“Board”) has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market (the "2024 Buyback Program"). The 2024 Buyback Program commenced on February 23, 2024 and is expected to terminate on February 22, 2025. For the three and six months ended June 30, 2024, the Company did not repurchase any shares under the 2023 Buyback Program.

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

10.1	Employment Agreement, dated June 24, 2024, by and between the Company and Ivan Ivanov (Incorporated by Reference to Exhibit to Exhibit 10.1 filled with Tucows' Current Report on Form 8-K, as filed with the SEC on June 28, 2024)
10.2#*	First Amendment dated May 3, 2024 to Credit Agreement by and among Tucows Inc. and its wholly owned subsidiaries, Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Wavelo Inc., and Tucows (Emerald), LLC, Bank of Montreal as Agent and other parties thereto
31.1#	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification
31.2#	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification
32.1†	Chief Executive Officer's Section 1350 Certification †
32.2†	Chief Financial Officer's Section 1350 Certification †
101.INS#	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Filed herewith.
†	Furnished herewith.
*	Certain schedules and similar attachments have been omitted in reliance on Item 601 (a)(5) of Regulation S-K. The Company will provide, on supplemental basis, a copy of any omitted schedule or attachment to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2024	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ IVAN IVANOV
Ivan Ivanov Chief Financial Officer
(Principal Financial and Accounting Officer)