Form 10-Q
period 2024-09-30
TUCOWS INC /PA/
filed 2024-11-07
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, there were 11,004,683 outstanding shares of common stock, no par value, of the registrant.

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

PART I.    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	September 30,	December 31,
	2024	2023

Assets

Current assets:
Cash and cash equivalents	$75,209	$92,687
Restricted cash (note 7)	4,303	3,639
Accounts receivable, net of allowance for doubtful accounts of $497 as of September 30, 2024 and $511 as of December 31, 2023	18,892	22,206
Contract asset, net (note 10)	-	1,417
Inventory	4,812	6,786
Prepaid expenses and deposits	16,453	17,387
Derivative instrument asset (note 4)	708	2,277
Deferred costs of fulfillment, current portion (note 11)	100,681	95,649
Income taxes recoverable	524	709
Total current assets	221,582	242,757

Deferred costs of fulfillment, long-term portion (note 11)	15,548	15,419
Investments	2,012	2,012
Secured notes reserve funds (note 7)	11,579	8,652
Property and equipment, net	355,689	339,644
Right of use lease asset	33,794	27,467
Contract costs	2,445	2,581
Intangible assets, net (note 5)	25,968	29,484
Goodwill (note 5)	130,410	130,410
Total assets	$799,027	$798,426

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$9,128	$12,676
Accrued liabilities	29,859	35,356
Customer deposits	17,187	19,335
Operating lease liability, current portion (note 12)	5,551	5,397
Deferred revenue, current portion (note 10)	134,745	126,733
Accreditation fees payable	627	609
Income taxes payable	1,775	1,235
Total current liabilities	198,872	201,341

Deferred revenue, long-term portion (note 10)	21,284	21,350
Operating lease liability, long-term portion (note 12)	23,949	18,255
Syndicated revolver (note 6)	196,261	210,354
Notes payable (note 7)	286,641	222,895
Redeemable preferred units - no par value, 33,333,333 units authorized; 15,243,600 units issued and outstanding as of September 30, 2024 and December 31, 2023 (note 18)	122,128	111,390
Deferred tax liability	2,966	2,966
Stockholders' deficit (note 14)
Common stock - no par value, 250,000,000 shares authorized; 10,985,238 shares issued and outstanding as of September 30, 2024 and 10,903,405 shares issued and outstanding as of December 31, 2023 (note 14)	36,142	34,373
Additional paid-in capital	17,930	14,072
Accumulated deficit	(107,683)	(40,298)
Accumulated other comprehensive income (note 4)	537	1,728
Total stockholders' deficit	(53,074)	9,875
Total liabilities and stockholders' deficit	$799,027	$798,426

Contingencies (note 20)
Subsequent events (note 21)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Net revenues (note 10)	$92,297	$86,971	$269,177	$252,379

Cost of revenues (note 10)
Direct cost of revenues	52,613	50,717	155,735	150,750
Network, other costs	6,864	7,322	20,790	20,638
Network, depreciation of property and equipment	9,414	9,138	29,336	26,331
Network, amortization of intangible assets (note 5)	366	378	1,097	1,135
Network, impairment of property and equipment	852	2,663	905	4,679
Total cost of revenues	70,109	70,218	207,863	203,533

Gross profit	22,188	16,753	61,314	48,846

Expenses:
Sales and marketing	15,180	17,295	48,491	49,052
Technical operations and development	4,615	4,818	14,153	14,214
General and administrative	11,485	9,399	30,491	25,674
Depreciation of property and equipment	112	137	350	439
Amortization of intangible assets (note 5)	843	2,242	2,992	6,966
Loss (gain) on currency forward contracts (note 4)	-	29	-	52
Total expenses	32,235	33,920	96,477	96,397

Loss from operations	(10,047)	(17,167)	(35,163)	(47,551)

Other income (expenses):
Interest expense, net	(13,095)	(10,739)	(37,527)	(29,120)
Loss on debt extinguishment (note 18)	-	-	-	(14,680)
Income earned on sale of transferred assets, net (note 17)	3,853	4,312	10,831	12,971
Other income (expense), net	66	-	542	-
Total other income (expenses)	(9,176)	(6,427)	(26,154)	(30,829)

Loss before provision for income taxes	(19,223)	(23,594)	(61,317)	(78,380)

Provision (recovery) for income taxes (note 8)	3,074	(822)	6,068	(5,557)

Net loss for the period	(22,297)	(22,772)	(67,385)	(72,823)

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities (note 4)	415	(483)	(1,015)	163
Net amount reclassified to earnings (note 4)	(7)	(181)	(176)	(807)
Other comprehensive income (loss) net of tax expense (recovery) of $134 and ($211) for the three months ended September 30, 2024 and September 30, 2023, ($376) and ($204) for the nine months ended September 30, 2024 and September 30, 2023 (note 4)	408	(664)	(1,191)	(644)

Comprehensive loss, for the period	$(21,889)	$(23,436)	$(68,576)	$(73,467)

Basic and diluted loss per common share (note 9)	$(2.03)	$(2.09)	$(6.15)	$(6.71)

Shares used in computing basic and diluted loss per common share (note 9)	10,982,820	10,874,659	10,953,778	10,852,079

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Cash provided by:
Operating activities:
Net loss for the period	$(22,297)	$(22,772)	$(67,385)	$(72,823)
Items not involving cash:
Depreciation of property and equipment	9,526	9,275	29,686	26,770
Impairment of property and equipment	852	2,663	905	4,679
Amortization of debt discount and issuance costs	1,159	1,140	3,301	2,271
Amortization of intangible assets	1,209	2,620	4,089	8,101
Net amortization contract costs	16	(255)	136	(612)
Deferred income taxes (recovery)	(129)	(3,258)	350	(9,381)
Net Right of use operating assets/Operating lease liability	(80)	(220)	(479)	(317)
Disposal of domain names	1	3	3	3
Accretion of redeemable preferred units	1,863	2,872	9,758	9,247
Loss on debt extinguishment	-	-	-	14,680
Write off of debt discount and issuance cost	-	277	-	277
Loss on change in the fair value of forward contracts	-	-	-	1,624
Amortization of discontinued cash flow hedge	-	-	-	(1,144)
Stock-based compensation expense	1,808	2,308	5,383	6,606
Undistributed earnings of equity method investee	(28)	-	(378)	-
Change in non-cash operating working capital:
Accounts receivable	(927)	(677)	3,314	(5,785)
Contract assets	31	1,293	1,417	4,177
Inventory	732	12	1,974	(504)
Prepaid expenses and deposits	4,693	1,049	1,312	(2,394)
Deferred costs of fulfillment	(212)	1,520	(5,161)	(1,964)
Income taxes recoverable	1,376	1,445	753	589
Accounts payable	(2,624)	(334)	(4,151)	(5,433)
Accrued liabilities	(749)	(4,000)	(5,593)	293
Customer deposits	(1,250)	(708)	(2,148)	2,957
Deferred revenue	455	(1,216)	7,946	4,623
Accreditation fees payable	11	27	18	(314)
Net cash provided by (used in) operating activities	(4,564)	(6,936)	(14,950)	(13,774)

Financing activities:
Proceeds from issuance of notes payable	62,991	-	62,991	227,258
Redeemable preferred units redemption	-	-	-	(45,718)
Proceeds from redeemable preferred units	-	-	-	35,000
Deferred notes payable financing costs	(2,011)	70	(2,011)	(6,675)
Deferred preferred financing costs	-	-	-	145
Contingent payments for acquisitions	-	-	-	(1,600)
Proceeds received on syndicated revolver	-	52,382	-	52,382
Repayment of syndicated revolver	(2,500)	(58,852)	(14,500)	(68,652)
Payment of syndicated revolver costs	(29)	(1,238)	(48)	(1,554)
Net cash provided by (used in) financing activities	58,451	(7,638)	46,432	190,586

Investing activities:
Additions to property and equipment	(14,516)	(22,572)	(44,793)	(77,476)
Acquisition of intangible assets	(478)	(32)	(576)	(415)
Net cash provided by (used in) investing activities	(14,994)	(22,604)	(45,369)	(77,891)

Increase (decrease) in cash and cash equivalents, restricted cash, and restricted cash equivalents	38,893	(37,178)	(13,887)	98,921

Cash and cash equivalents, restricted cash, and restricted cash equivalents beginning of period	52,198	159,595	104,978	23,496
Cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$91,091	$122,417	$91,091	$122,417

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the interim consolidated balance sheets to the amounts shown in the interim consolidated statements of cash flows above:

Cash and cash equivalents	75,209	110,736	75,209	110,736
Restricted cash included in funds held by trustee	4,303	3,138	4,303	3,138
Restricted cash included in secured notes reserve funds	11,579	8,543	11,579	8,543
Total Cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$91,091	$122,417	$91,091	$122,417

Supplemental cash flow information:
Interest paid	$11,352	$5,483	$28,856	$15,810
Income taxes paid, net	$2,451	$1,367	$5,278	$3,342
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$5,907	$74	$5,907	$74

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

2. Basis of Presentation:

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive loss and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as of September 30, 2024 and the results of operations and cash flows for the interim periods ended September 30, 2024 and 2023. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. Generally Accepted Accounting Principles issued by the Financial Accounting Standards Board. Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in Tucows' 2023 Annual Report on Form 10-K filed with the SEC on April 1, 2024 (the “2023 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three and nine months ended September 30, 2024 as compared to the significant accounting policies and estimates described in our 2023 Annual Report.

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

In March 2024, the SEC adopted new rules relating to the disclosure of a range of climate-change-related physical and transition risks, data, and opportunities. The adopted rule contains several new disclosure obligations, including, (i) disclosure on how the board of directors and management oversee climate-related risks and certain climate-related governance items, (ii) disclosure of information related to a registrant’s climate-related targets, goals, and/or transition plans, and (iii) disclosure on whether and how climate-related events and transition activities impact line items above a threshold amount on a registrant’s consolidate financial statements, including the impact of the financial estimates and the assumptions used. We are in the process of assessing the impact on our consolidated financial statements and disclosures. On April 4, 2024, the SEC voluntarily stayed the new rule pending the completion of the judicial review of the consolidated petitions for review in the U.S. Court of Appeals for the Eight Circuit. Although it is uncertain when the judicial review will be completed, pursuant to the implementation dates outlined in the rule, this new rule could first be effective in our annual disclosures for the year ending December 31, 2027.

4. Derivative Instruments and Hedging Activities:

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign exchange rate risk and formerly interest rate risk.

Since October 2012, the Company has employed a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on its future cash flows related to a portion of payroll, taxes, rent and payments to Canadian domain name registry suppliers that are denominated in Canadian dollars and are expected to be paid by its Canadian operating subsidiary. In May 2020, the Company entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to variable interest payments on the Second Amended 2019 Credit Facility. The notional value of the interest rate swap was $70 million. During the third quarter of fiscal year 2022, the Company elected to discontinue its application of hedge accounting to its interest rate swaps prospectively. Until the interest rate swaps matured in June 2023, the derivatives continued to be carried at fair value in the accompanying Consolidated Balance Sheets with changes in their fair value from the date of discontinuance recognized in current period earnings in Interest expense, net in the Consolidated Statements of Operations and Comprehensive Loss. Unrealized gains and losses in Accumulated other comprehensive income (AOCI) as of the date of discontinuance were realized in net income over the remaining term of the underlying forecasted interest payments into interest expense over the original term of the hedged debt. Prior to the discontinuance, for the interest rate swap contracts, unrealized gains or losses on the effective portion of these contracts had been included in other comprehensive income (OCI) and reclassified to earnings when the hedged transaction settled. As of September 30, 2024, there are no interest swaps held by the Company.

The Company does not use hedging forward contracts for trading or speculative purposes. The foreign exchange contracts typically mature between one and twelve months, and the interest rate swap fully matured as of June 30, 2023.

The Company has designated certain of these foreign exchange transactions as cash flow hedges of forecasted transactions under ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASC Topic 815”). For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. The Company designated the interest rate swap as a cash flow hedge of expected future interest payments at the inception of the contract. Accordingly, for the foreign exchange, unrealized gains or losses on the effective portion of these contracts were included within other comprehensive income and reclassified to earnings when the hedged transaction is settled. Cash flows from hedging activities were classified under the same category as the cash flows from the hedged items in the consolidated statements of cash flows. The fair value of the foreign exchange contract, as of  September 30, 2024 and December 31, 2023, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of September 30, 2024, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $43.2 million, of which $43.2 million met the requirements of ASC Topic 815 and were designated as accounting hedges.

As of December 31, 2023, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $61.4 million, of which $61.4 million met the requirements of ASC Topic 815 and were designated as hedges.

As of September 30, 2024, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset

October - December 2024	$13,795	$1.3686	$196
January - March 2025	18,218	1.3697	306
April - June 2025	11,181	1.3692	206
	$43,194	1.3692	$708

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of September 30, 2024 Fair Value Asset	As of December 31, 2023 Fair Value Asset
Foreign Currency forward contracts designated as cash flow hedges	Derivative instruments	$708	$2,277
Total foreign currency forward contracts	Derivative instruments	$708	$2,277

Movement in AOCI balance for the three months ended September 30, 2024 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI Balance - June 30, 2024	$166	$(37)	$129
Other comprehensive income (loss) before reclassifications	551	(136)	415
Amount reclassified from AOCI	(9)	2	(7)
Other comprehensive income (loss) for the three months ended September 30, 2024	542	(134)	408

Ending AOCI Balance - September 30, 2024	$708	$(171)	$537

Movement in AOCI balance for the nine months ended September 30, 2024 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2023	$2,275	$(547)	$1,728
Other comprehensive income (loss) before reclassifications	(1,336)	321	(1,015)
Amount reclassified from AOCI	(231)	55	(176)
Other comprehensive income (loss) for the nine months ended September 30, 2024	(1,567)	376	(1,191)

Ending AOCI Balance - September 30, 2024	$708	$(171)	$537

Effects of derivative instruments on income and OCI for the three months ended September 30, 2024 and 2023 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$7
Foreign currency forward contracts for the three months ended September 30, 2024	$415	Cost of revenues	$2

		Operating expenses	$198
Foreign currency forward contracts for the three months ended September 30, 2023	$(483)	Cost of revenues	$40

Effects of derivative instruments on income and OCI for the nine months ended September 30, 2024 and 2023 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$190
Foreign currency forward contracts for the nine months ended September 30, 2024	$(1,015)	Cost of revenues	$41

		Operating expenses	$(38)
Foreign currency forward contracts for the nine months ended September 30, 2023	$163	Cost of revenues	$(17)

5. Goodwill and Other Intangible Assets:

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance remained consistent at $130.4 million as of  September 30, 2024 and December 31, 2023. The Company's goodwill relates 83% ($107.7 million) to the Tucows Domains operating segment and 17% ($22.7 million) to the Ting operating segment.

Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present. No impairment charge was recognized during the three and nine months ended September 30, 2024 and 2023.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended  September 30, 2024 and September 30, 2023, the Company assessed that all domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should be renewed.

Intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years.

For the three and nine months ended September 30, 2024 the Company acquired customer relationship assets through hosting agreements for $0.5 million and $0.6 million. These assets are being amortized over seven years.

Net book value of acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, June 30, 2024	$11,149	$1,128	$573	$11,178	$1,838	$834	$26,700
Acquisition of customer relationships	-	-	-	478	-	-	478
Additions to/(disposals from) domain portfolio, net	(1)	-	-	-	-	-	(1)
Amortization expense	-	-	(75)	(953)	(156)	(25)	(1,209)
Balances, September 30, 2024	$11,148	$1,128	$498	$10,703	$1,682	$809	$25,968

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, December 31, 2023	$11,151	$1,128	$870	$13,303	$2,148	$884	$29,484
Acquisition of customer relationships	-	-	-	576	-	-	576
Additions to/(disposals from) domain portfolio, net	(3)	-	-	-	-	-	(3)
Amortization expense	-	-	(372)	(3,176)	(466)	(75)	(4,089)
Balances, September 30, 2024	$11,148	$1,128	$498	$10,703	$1,682	$809	$25,968

The following table shows the estimated amortization expense for each of the next 5 years and thereafter, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
Remainder of 2024	$5,777
2025	3,236
2026	1,699
2027	1,634
2028	386
Thereafter	960
Total	$13,692

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

During the three and  nine months ended  September 30,  2024,  the Company made repayments of $2.5 million and $14.5 million on the 2023 Credit Facility.

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

2023 Credit Facility Terms

The 2023 Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Agreement requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio by maintaining at all times a Total Funded Debt to Adjusted EBITDA Ratio of not more than (i) 4.50:1:00 at any time from and after the Closing Date to and including December 30, 2023; (ii) 4.25:1:00 from December 31, 2023 to and including March 30, 2024; (iii) 4.00:1.00 from March 31, 2024 to and including June 29, 2024; and (iv) 3.75:1.00 thereafter; and (2) an interest coverage ratio by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00:1.00. The required principal repayment of $197.4 million is due in September 2026.

During the three and nine months ended September 30, 2024, and the three and nine months ended September 30, 2023 the Company was in compliance with the covenants under its credit agreements in effect at the time.

Borrowings under the 2023 Credit Agreement will accrue interest and standby fees based on the Company's Total Funded Debt to Adjusted EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:
Availment type or fee	Less than 2.00	Greater than or equal to 2.00 and less than 2.75	Greater than or equal to 2.75 and less than 3.50	Greater than or equal to 3.50 and less than 4.00	Greater than or equal to 4.00
Canadian dollar borrowings based on the Canadian overnight repo rate average or U.S. dollar borrowings based on SOFR and letter of credit fees (Margin)	1.50%	2.00%	2.50%	3.00%	3.50%
Canadian borrowings based on Prime Rate or Canadian or U.S. dollar borrowings based on Base Rate (Margin)	0.25%	0.75%	1.25%	1.75%	2.25%
Standby fees	0.30%	0.40%	0.50%	0.60%	0.70%

The following table summarizes Excluding-Ting's borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	September 30, 2024	December 31, 2023

Revolver	$197,400	$211,900
Less: unamortized debt discount and issuance costs	(1,139)	(1,546)
Total Syndicated Revolver	196,261	210,354
Less: Syndicated Revolver, current portion	-	-
Syndicated Revolver, long-term portion	$196,261	$210,354

7. Notes Payable:

2023 Term Notes

On May 4, 2023 (the “Closing Date”), Tucows Inc. through its indirect and wholly owned subsidiaries, including Ting Fiber, LLC entered into a definitive agreement relating to a securitized financing facility related to a privately placed securitization transaction. On the Closing Date, Ting Issuer LLC, a Delaware limited liability company (the “Issuer”), a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company issued (i) $168,357,000 of its 5.95% Secured Fiber Revenue Notes, Series 2023-1, Class A-2, (ii) $23,289,000 of its 7.40% Secured Fiber Revenue Notes, Series 2023-1, Class B and (iii) $46,859,000 initial principal amount of 9.95% Secured Fiber Revenue Notes, Series 2023-1, Class C, together, the “2023 Term Notes”. The offering was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the issuance of the 2023 Term Notes were $220.5 million, after deducting a debt discount of $11.2 million and issuance costs of $6.7 million.

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

2024 Term Notes

On  August 20, 2024, Tucows Inc., through its indirect and wholly owned subsidiaries, including Ting Fiber, LLC, entered into a definitive agreement relating to a securitized financing facility related to a privately placed securitization transaction. On August 20, 2024, Ting Issuer LLC, the Issuer, a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company, issued: (i) $55,000,000 of its 5.63% Secured Fiber Revenue Notes, Series 2024-1, Class A-2 (the “2024 Class A-2 Notes”), (ii) $8,000,000 of its 6.85% Secured Fiber Revenue Notes, Series 2024-1, Class B (the “2024 Class B Notes”), and (iii) $16,000,000 initial principal amount of 9.15% Secured Fiber Revenue Notes, Series 2024-1, (the “Class C Notes” together with the 2024 Class A-2 Notes and the 2024 Class B Notes, the “2024 Term Notes”). The Tranche C notes were not sold in this transaction, and they remain available for future sale depending on market conditions. The net proceeds from the issuance of the 2024 Term Notes were $61.0 million, after deducting a debt discount of Nil and issuance costs of $2.0 million.

The 2024 Term Notes were issued under the Base Indenture (the “Base Indenture”) dated May 4, 2023, and the related Series 2024-1 Supplement (the “Series 2024-1 Supplement”), dated August 20, 2024, by and between the Issuer, the asset parties thereto, and Citibank, N.A., as trustee (in such capacity, the “Indenture Trustee”) and securities intermediary. The Base Indenture and the Series 2024-1 Supplement allow the Issuer to issue additional series of notes in the future, subject to certain conditions set forth therein. Interest payments on the 2024 Term Notes are payable on a monthly basis. The legal final maturity date of the 2024 Term Notes is in August of 2054, but, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment date of the 2024 Term Notes will be in August 2029.

The debt discount and issuance costs of the 2024 Term Notes are being amortized using the straight-line method over a five-year period between August 20, 2024 and the anticipated repayment date.

The 2023 Term Notes and 2024 Term Notes are secured by certain of the Company’s revenue-generating assets, consisting principally of fiber-network related agreements, fiber-network assets and customer contracts (collectively, the “Securitized Assets”) that are owned by certain other limited-purpose, bankruptcy-remote, wholly owned indirect subsidiaries of the Company that act as the Guarantors (collectively with the Issuer, the “Obligor”) under the Base Indenture. The 2023 Term Notes and 2024 Term Notes are subject to a series of covenants, restrictions and other investor protections including (i) that the Issuer maintains specified reserve accounts to be used to make required payments in respect of the 2023 Term Notes and 2024 Term Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, (iii) certain indemnification payments, (iv) the guarantors comply with standard bankruptcy-remoteness covenants, including not guaranteeing or being liable for other affiliates debts or liabilities, and (v) covenants relating to recordkeeping, access to information, and similar matters.

As of September 30, 2024, the Company was in compliance with all required covenants. As of September 30, 2024, the Company’s scheduled principal repayments for the 2023 Term Notes of $238.5 million is due on April 2028 and 2024 Term Notes of $63.0 million is due on August 2029.

During the three and nine months ended September 30, 2024, the Company recognized $0.9 million and $2.7 million of interest expense and during the three and nine months ended September 30, 2023, the Company recognized $0.9 million and $1.5 million of interest expense related to the amortization of the debt discount and issuance costs of the 2023 and 2024 Notes.

The following table summarizes Ting's borrowings under the 2023 and 2024 Term Notes (Dollar amounts in thousands of U.S. dollars):

	September 30, 2024	December 31, 2023

Principal	$301,505	$238,505
Less: unamortized issuance costs	(6,779)	(5,847)
Less: unamortized discount	(8,085)	(9,763)
Total notes payable	286,641	222,895
Less: notes payable, current portion	-	-
Note payable, long-term portion(1)	$286,641	$222,895

(1) During the three and nine months ended September 30, 2024, the Company capitalized $0.3 million and $1.0 million of interest expenses pertaining to the 2023 and 2024 Term Notes directly attributable to the development of certain AUC assets, respectively. Comparatively, for the three and nine months ended September 30, 2023, the Company capitalized $0.2 million and $0.2 million of interest expenses pertaining to the 2023 and 2024 Term Notes directly attributable to the development of certain AUC assets, respectively.

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

As of  September 30, 2024 and December 31, 2023, Restricted cash totaled $4.3 million and $3.6 million, respectively.

Under the terms of the Indenture, the Company is also required to maintain a liquidity reserve fund equal to the sum of (A) six times the total amount of fund administration fees payable on each payment date after May 20, 2023 and (B) six times the total amount of monthly interest on the 2023 and 2024 Term Notes due and payable on each payment date after May 20, 2023. The liquidity reserve is maintained with the Indenture Trustee until the maturity of the 2023 and 2024 Term Notes and the balance is presented as “Secured notes reserve funds” on the Company’s Consolidated Balance Sheet.

As of  September 30, 2024 and December 31, 2023, Secured notes reserve funds totaled $11.6 million and $8.7 million, respectively.

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

For the three and nine months ended September 30, 2024, the Company recorded an income tax expense of $3.1 million and $6.1 million respectively, on net loss before income taxes of $19.2 million and $61.3 million respectively, using an estimated effective tax rate for the fiscal year ending December 31, 2024. Our effective tax rates for the three and nine months ended September 30, 2024 differ from the U.S. federal statutory rate primarily due an increase in valuation allowance on net operating losses and the impact of foreign earnings.

Comparatively, for the three and nine months ended September 30, 2023, the Company recorded an income tax recovery of $0.8 million and $5.6 million, on net loss before income taxes of $23.6 million and $78.4 million respectively, using an estimated effective tax rate for the fiscal year ending December 31, 2023 adjusted for certain minimum state taxes. Our effective tax rates for the three and nine months ended September 30, 2023 differ from the U.S. federal statutory rate primarily due to changes in valuation allowance on net operating losses and foreign tax credits, and the impact of foreign earnings.

9. Basic and Diluted Earnings (Loss) per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of US dollars, except for share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Numerator for basic and diluted loss per common share:
Net loss for the period	$(22,297)	$(22,772)	$(67,385)	$(72,823)

Denominator for basic and diluted loss per common share:
Basic weighted average number of common shares outstanding	10,982,820	10,874,659	10,953,778	10,852,079
Effect of outstanding stock options	-	-	-	-
Diluted weighted average number of shares outstanding	10,982,820	10,874,659	10,953,778	10,852,079

Basic and diluted loss per common share	$(2.03)	$(2.09)	$(6.15)	$(6.71)

For the three and nine months ended September 30, 2024 and September 30, 2023, the Company recorded a net loss, thus all outstanding options were considered anti-dilutive and excluded from the computation of diluted income per common share.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Ting:
Fiber Internet Services	$15,310	$12,855	$43,983	$37,116

Wavelo:
Platform Services	10,075	10,697	29,935	27,537
Other Professional Services	7	377	38	1,588
Total Wavelo	10,082	11,074	29,973	29,125

Tucows Domains
Wholesale
Domain Services	49,871	47,657	146,527	140,734
Value Added Services	5,175	4,252	14,402	13,441
Total Wholesale	55,046	51,909	160,929	154,175

Retail	9,669	9,179	28,036	26,111
Total Tucows Domains	64,715	61,088	188,965	180,286

Tucows Corporate:
Mobile services and eliminations	2,190	1,954	6,256	5,852

	$92,297	$86,971	$269,177	$252,379

One customer in the Company's Wavelo operating segment accounted for 11% ($9.8 million) and 11% ($29.2 million) of total revenue during the three and nine months ended September 30, 2024, respectively.

Comparatively, one customer in the Company's Wavelo operating segment accounted for 14% ($11.1 million) and 11% ($29.1 million) of total revenue amounting during the three and nine months ended September 30, 2023, respectively.

At September 30, 2024, one customer represented 47% of accounts receivables. As of December 31, 2023, one customer represented 39% of total accounts receivable.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Ting:
Fiber Internet Services	$4,321	$4,869	$14,434	$14,211

Wavelo:
Platform Services	63	342	727	1,006
Other Professional Services	-	228	26	1,289
Total Wavelo	63	570	753	2,295

Tucows Domains:
Wholesale
Domain Services	40,180	38,060	117,764	112,352
Value Added Services	509	537	1,576	1,726
Total Wholesale	40,689	38,597	119,340	114,078

Retail	4,216	4,116	12,410	12,383
Total Tucows Domains	44,905	42,713	131,750	126,461

Tucows Corporate:
Mobile services and eliminations	3,324	2,565	8,798	7,783

Network Expenses:
Network, other costs	6,864	7,322	20,790	20,638
Network, depreciation of property and equipment	9,414	9,138	29,336	26,331
Network, amortization of intangible assets	366	378	1,097	1,135
Network, impairment of property and equipment	852	2,663	905	4,679
Total Network Expenses	17,496	19,501	52,128	52,783

	$70,109	$70,218	$207,863	$203,533

During the three and nine months ended September 30, 2024, Network expenses included $0.9 million and $0.9 million of impairment of property and equipment, respectively.

During the three and nine months ended September 30, 2023, Network expenses included impairment of property and equipment of $2.7 million and $4.7 million, respectively. The impairment losses related to specific network assets that were identified as being damaged and no longer in use. The full cost of the identified assets was recorded as an impairment loss.

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

Significant changes in deferred revenue for the nine months ended September 30, 2024 were as follows (Dollar amounts in thousands of U.S. dollars):

Deferred revenue:

September 30, 2024

Balance, beginning of period	$148,083
Deferred revenue	181,583
Recognized revenue	(173,637)
Balance, end of period	$156,029

The Company receives consideration for long-term mobile platform service contracts, which we collect variably each month depending on the number of subscribers hosted on the platform (subject to certain minimums) as well as through certain fixed platform fees and credits. Contract assets are recorded for services delivered under long-term mobile platform services contracts, to the extent that the services delivered exceed the services which have been billed to the customer at the reporting date. Contract assets are transferred to receivables when the rights to consideration become unconditional. All contract assets transfer to receivables within three months of when they are recognized. Significant changes in the contract assets for the nine months ended September 30, 2024 were as follows (Dollar amounts in thousands of U.S dollars):

Contract assets:

September 30, 2024

Balance, beginning of period	$1,417
Consideration recognized as revenue	3,000
Transferred to receivables	(4,417)
Balance, end of period	$-

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

11. Costs to obtain and fulfill a Contract:

Deferred costs of fulfillment

Deferred costs to fulfill contracts primarily consist of domain registration costs which have been paid to a domain registry and are capitalized as deferred costs of fulfillment. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. The Company also defers certain technology design and data migration costs it incurs to fulfill its performance obligations contained in our platform services arrangements.

The breakdown of the movement in the deferred costs of fulfillment balance for the nine months ended September 30, 2024 is as follows (Dollar amounts in thousands of U.S. dollars).

September 30, 2024

Balance, beginning of period	$111,068
Deferral of costs	138,514
Amortized expense included in cost of revenue	(133,353)
Balance, end of period	$116,229

12. Leases:

We lease datacenters, corporate offices and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost (leases with a total term greater than 12 months)	$1,800	$1,514	$5,158	$4,152
Short-term lease cost (leases with a total term of 12 months or less)	9	33	25	168
Variable lease cost	560	486	1,734	1,402
Total lease cost	$2,369	$2,033	$6,917	$5,722

Lease cost is presented in general and administrative expenses and network expenses within our consolidated statements of operations and comprehensive loss.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Supplemental cash flow information:	2024	2023	2024	2023
Operating lease - operating cash flows (fixed payments)	$1,927	$1,623	$5,565	$4,481
Operating lease - operating cash flows (liability reduction)	$1,506	$1,325	$4,406	$3,819
Change due to new right of use assets - operating leases	$6,290	$9,448	$10,397	$12,565

Supplemental balance sheet information related to leases:	September 30, 2024	December 31, 2023
Weighted average discount rate	7.73%	6.92%
Weighted average remaining lease term	13.37 yrs	10.57 yrs

Maturity of lease liability as of  September 30, 2024 (Dollar amounts in thousands of U.S. dollars):

September 30, 2024
Remaining of 2024	$1,997
2025	6,961
2026	5,215
2027	3,629
2028	2,681
Thereafter	29,143
Total future lease payments	49,626
Less imputed interest	20,126
Total	$29,500

Operating lease payments include payments under the non-cancellable term, without any additional amounts related to options to extend lease terms that are reasonably certain of being exercised.

As of September 30, 2024, we have not entered into lease agreements that have not yet commenced.

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

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in “Note 10 – Revenue”), which is regularly reported to the chief operating decision maker, and the reconciliations thereof to our income before taxes, are set out in the following tables (Dollar amounts in thousands of US dollars):

Reconciliation of Loss before Provision for Income Taxes to Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of US Dollars)	2024	2023	2024	2023

Net Loss for the period	$(22,297)	$(22,772)	$(67,385)	$(72,823)
Less:
Provision (recovery) for income taxes	3,074	(822)	6,068	(5,557)
Depreciation of property and equipment	9,526	9,275	29,686	26,770
Impairment and loss on disposition of property and equipment	852	2,663	905	4,679
Amortization of intangible assets	1,209	2,620	4,089	8,101
Interest expense, net	13,095	10,739	37,527	29,120
Loss on debt extinguishment	-	-	-	14,680
Stock-based compensation	1,808	2,308	5,383	6,606
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	(197)	340	357	254
Acquisition and other costs[1]	1,618	121	5,438	1,067

Adjusted EBITDA	$8,688	$4,472	$22,068	$12,897

1 Acquisition and other costs represent transaction-related expenses and transitional expenses. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Three Months Ended September 30, 2024

Net revenues
External revenues	$15,310	$10,010	$64,715	$2,262	$92,297
Intersegment revenues	-	72	-	(72)	-
Total net revenues	15,310	10,082	64,715	2,190	92,297
Direct cost of revenues	4,321	63	44,905	3,324	52,613
Segment gross margin	10,989	10,019	19,810	(1,134)	39,684

Network, other costs					6,864
Network, depreciation of property and equipment					9,414
Network, amortization of intangible assets					366
Network, impairment of property and equipment					852
Gross profit					22,188

Expenses:
Sales and marketing					15,180
Technical operations and development					4,615
General and administrative					11,485
Depreciation of property and equipment					112
Amortization of intangible assets					843
Total expenses					32,235

Loss from operations					(10,047)

Other income (expenses):
Interest expense, net					(13,095)
Income earned on sale of transferred assets					3,853
Other expense, net					66
Total other income (expense)					(9,176)

Loss before provision for income taxes					$(19,223)

Adjusted EBITDA	$(5,070)	$3,429	$11,529	$(1,200)	$8,688

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Three Months Ended September 30, 2023

Net revenues
External revenues	$12,855	$10,397	$61,088	$2,631	$86,971
Intersegment revenues	-	677	-	(677)	-
Total net revenues	12,855	11,074	61,088	1,954	86,971
Direct cost of revenues	4,869	570	42,713	2,565	50,717
Segment gross margin	7,986	10,504	18,375	(611)	36,254

Network, other costs					7,322
Network, depreciation of property and equipment					9,138
Network, amortization of intangible assets					378
Network, impairment of property and equipment					2,663
Gross profit					16,753

Expenses:
Sales and marketing					17,295
Technical operations and development					4,818
General and administrative					9,399
Depreciation of property and equipment					137
Amortization of intangible assets					2,242
Loss (gain) on currency forward contracts					29
Total expenses					33,920

Loss from operations					(17,167)

Other income (expenses):
Interest expense, net					(10,739)
Income earned on sale of transferred assets					4,312
Total other income (expense)					(6,427)

Loss before provision for income taxes					$(23,594)

Adjusted EBITDA	$(12,176)	$4,207	$10,913	$1,528	$4,472

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Nine Months Ended September 30, 2024

Net revenues
External revenues	$43,983	$29,755	$188,965	$6,474	$269,177
Intersegment revenues	-	218	-	(218)	-
Total Net revenues	43,983	29,973	188,965	6,256	269,177
Direct cost of revenues	14,434	753	131,750	8,798	155,735
Segment gross margin	29,549	29,220	57,215	(2,542)	113,442

Network, other costs					20,790
Network, depreciation of property and equipment					29,336
Network, amortization of intangible assets					1,097
Network, impairment of property and equipment					905
Gross profit					61,314

Expenses:
Sales and marketing					48,491
Technical operations and development					14,153
General and administrative					30,491
Depreciation of property and equipment					350
Amortization of intangible assets					2,992
Total expenses					96,477

Loss from operations					(35,163)

Other income (expenses):
Interest expense, net					(37,527)
Loss on debt extinguishment					-
Income earned on sale of transferred assets, net					10,831
Other expense, net					542
Total other income (expense)					(26,154)

Loss before provision for income taxes					$(61,317)

Adjusted EBITDA	$(21,049)	$10,127	$32,757	$233	$22,068

	Ting	Wavelo	Tucows Domains	Tucows Corporate	Consolidated Totals
For the Nine Months Ended September 30, 2023

Net revenues
External revenues	$37,116	$27,123	$180,286	$7,854	$252,379
Intersegment revenues	-	2,002	-	(2,002)	-
Total net revenues	37,116	29,125	180,286	5,852	252,379
Direct cost of revenues	14,211	2,295	126,461	7,783	150,750
Segment gross margin	22,905	26,830	53,825	(1,931)	101,629

Network, other costs					20,638
Network, depreciation of property and equipment					26,331
Network, amortization of intangible assets					1,135
Network, impairment of property and equipment					4,679
Gross profit					48,846

Expenses:
Sales and marketing					49,052
Technical operations and development					14,214
General and administrative					25,674
Depreciation of property and equipment					439
Amortization of intangible assets					6,966
Loss (gain) on currency forward contracts					52
Total expenses					96,397

Loss from operations					(47,551)

Other income (expenses):
Interest expense, net					(29,120)
Loss on debt extinguishment					(14,680)
Income earned on sale of transferred assets					12,971
Total other income (expense)					(30,829)

Loss before provision for income taxes					$(78,380)

Adjusted EBITDA	$(31,785)	$7,969	$31,829	$4,884	$12,897

(b)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of US dollars):

	September 30, 2024	December 31, 2023

Canada	$932	$943
United States	354,752	338,696
Europe	5	5
	$355,689	$339,644

(c)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of US dollars):

	September 30, 2024	December 31, 2023

Canada	$1,402	$1,864
United States	12,290	15,341
	$13,692	$17,205

(d)           Valuation and qualifying accounts (Dollar amounts in thousands of US dollars):

Allowance for doubtful accounts	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period

Nine Months Ended September 30, 2024	$511	$45	$59	$497
Twelve months ended December 31, 2023	$693	$-	$(182)	$511

14. Stockholders' Deficit:

The following table summarizes stockholders' deficit transactions for the three and nine months September 30, 2024 (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained earnings	comprehensive	stockholders'
	Number	Amount	capital	(Accumulated Deficit)	income (loss)	deficit

Balances, June 30, 2024	10,957,269	$35,527	$16,662	$(85,386)	$129	$(33,068)
Stock-based compensation(1)	27,969	615	1,268	-	-	1,883
Net loss	-	-	-	(22,297)	-	(22,297)
Other comprehensive income (loss)	-	-	-	-	408	408
Balances, September 30, 2024	10,985,238	$36,142	$17,930	$(107,683)	$537	$(53,074)

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained earnings	comprehensive	stockholders'
	Number	Amount	capital	(Accumulated Deficit)	income (loss)	deficit

Balances, December 31, 2023	10,903,405	$34,373	$14,072	$(40,298)	$1,728	$9,875
Stock-based compensation(1)	81,833	1,769	3,858	-	-	5,627
Net loss	-	-	-	(67,385)	-	(67,385)
Other comprehensive income (loss)	-	-	-	-	(1,191)	(1,191)
Balances, September 30, 2024	10,985,238	$36,142	$17,930	$(107,683)	$537	$(53,074)

(1) The Company capitalizes stock-based compensation costs directly attributable to the development of qualifying assets. Qualifying assets include internal use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the three and nine month ended September 30, 2024, the Company capitalized $0.1 million and $0.2 million of stock-based compensation directly attributable to the development of certain IUS assets. Comparatively, during the three and nine months ended September 30, 2023, the Company capitalized $0.1 million and $0.3 million of stock-based compensation directly attributable to the development of certain IUS assets.

2024 Stock Buyback Program

On February 23, 2024, the Company announced that its Board of Directors (“Board”) approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 23, 2024 and is expected to terminate on February 22, 2025. For the three and nine months ended September 30, 2024, the Company did not repurchase shares under this program.

2023 Stock Buyback Program

On February 9, 2023, the Company announced that its Board has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 10, 2023 and terminated on February 9, 2024. During the nine months ended September 30, 2024 and  September 30, 2023, the Company did not repurchase shares under this program.

2022 Stock Buyback Program

On  February 10, 2022, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on  February 11, 2022 and was terminated on  February 10, 2023. For the nine months ended September 30, 2023 the Company did not repurchase shares under this program.

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

Details of Company stock option transactions for the three and nine months ended  September 30, 2024 and  September 30, 2023 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	1,186,961	$54.30	1,131,882	$55.84
Granted	146,408	22.02	29,000	20.22
Exercised	-	-	-	-
Forfeited	(19,402)	33.78	(10,326)	34.72
Expired	(123,507)	54.87	(9,161)	65.19
Outstanding, end of period	1,190,460	45.71	1,141,395	54.83
Options exercisable, end of period	625,627	$59.02	733,662	$61.23

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	1,132,632	$54.61	1,036,748	$59.97
Granted	323,358	21.02	166,055	25.29
Exercised	-	-	-	-
Forfeited	(92,374)	24.73	(32,500)	61.62
Expired	(173,156)	56.33	(28,908)	63.43
Outstanding, end of period	1,190,460	45.71	1,141,395	54.83
Options exercisable, end of period	625,627	$59.02	733,662	$61.23

As of September 30, 2024, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$16.47 - $19.93	57,500	$19.63	5.4	$72	27,500	$19.78	3.9	$31
$20.25 - $28.37	407,567	22.84	6.4	49	27,618	26.80	5.7	-
$30.70 - $30.74	20,000	30.71	5.2	-	5,000	30.71	5.2	-
$40.04 - $48.00	183,890	42.29	4.6	-	99,827	42.60	4.7	-
$51.82 - $59.98	55,650	55.73	1.4	-	55,650	56.33	1.4	-
$60.01 - $68.41	252,581	62.08	1.9	-	250,873	62.09	1.9	-
$70.13 - $79.51	196,772	78.42	3.2	-	146,784	78.45	3.2	-
$80.61 - $82.07	16,500	81.27	4.0	-	12,375	81.27	4.0	-
	1,190,460	$45.71	4.3	$121	625,627	$59.02	2.9	$31

Total unrecognized compensation cost relating to unvested stock options at September 30, 2024, prior to the consideration of expected forfeitures, is approximately $5.6 million and is expected to be recognized over a weighted average periodof 2.9 years.

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

Details of Wavelo's stock option transactions for the three and nine months ended  September 30, 2024 and  September 30, 2023 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	16,779,846	$1.30	16,463,965	$1.27
Granted	341,500	1.78	92,000	1.74
Exercised	-	-	-	-
Forfeited	(864,167)	1.28	(36,667)	1.27
Expired	(154,701)	1.27	(15,937)	1.27
Outstanding, end of period	16,102,478	1.31	16,503,361	1.27
Options exercisable, end of period	9,602,704	$1.27	6,748,600	$1.27

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	16,333,233	$1.27	15,975,528	$1.27
Granted	1,261,000	1.75	767,500	1.33
Exercised	-	-	-	-
Forfeited	(1,166,121)	1.29	(207,413)	1.27
Expired	(325,634)	1.27	(32,254)	1.27
Outstanding, end of period	16,102,478	1.31	16,503,361	1.27
Options exercisable, end of period	9,602,704	$1.27	6,748,600	$1.27

As of September 30, 2024, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $1.78	16,102,478	$1.31	5.1	$7,533	9,602,704	$1.27	5.0	$4,890
	16,102,478	$1.31	5.1	$7,533	9,602,704	$1.27	5.0	$4,890

Total unrecognized compensation cost relating to unvested stock options at September 30, 2024, prior to the consideration of expected forfeitures, is approximately $3.4 million and is expected to be recognized over a weighted average periodof 2.0 years.

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

Details of Ting's stock option transactions for the three and nine months ended  September 30, 2024 and  September 30, 2023 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	6,969,256	$6.00	7,428,662	$6.00
Granted	-	-	-	6.00
Exercised	-	-	-	-
Forfeited	(350,269)	6.00	(62,839)	6.00
Expired	-	-	(49,662)	6.00
Outstanding, end of period	6,618,987	6.00	7,316,161	6.00
Options exercisable, end of period	4,200,364	$6.00	2,656,504	$6.00

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	7,504,269	$6.00	-	$-
Granted	123,000	6.00	7,594,000	6.00
Exercised	-	-	-	-
Forfeited	(798,249)	6.00	(213,650)	6.00
Expired	(210,033)	6.00	(64,189)	6.00
Outstanding, end of period	6,618,987	6.00	7,316,161	6.00
Options exercisable, end of period	4,200,364	$6.00	2,656,504	$6.00

As of September 30, 2024, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $6.00	6,618,987	$6.00	5.5	$-	4,200,364	$6.00	5.5	$-
	6,618,987	$6.00	5.5	$-	4,200,364	$6.00	5.5	$-

Total unrecognized compensation cost relating to unvested stock options at September 30, 2024, prior to the consideration of expected forfeitures, is approximately $0.4 million and is expected to be recognized over a weighted average period of 1.9 years.

The Company recorded total stock-based compensation expense of $1.8 million and $5.4 million for the three and nine months ended September 30, 2024, and $2.3 million and $6.6 million for three and nine months ended  September 30, 2023, respectively. The Company details of the stock-based compensation expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Company options	$1,429	$1,819	$4,104	$4,999
Wavelo options	422	505	1,380	1,561
Ting options	32	50	144	296
Capitalized stock based compensation	(75)	(66)	(245)	(250)
Total stock based compensation expense	$1,808	$2,308	$5,383	$6,606

During the three and nine months ended September 30, 2024, the Company capitalized $0.1 million and $0.2 million of stock based compensation directly attributable to the development of certain IUS assets, respectively.

Comparatively during the three and nine months ended September 30, 2023, the Company capitalized $0.1 million and $0.3 million of stock based compensation directly attributable to the development of certain IUS assets.

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as of  September 30, 2024 (Dollar amounts in thousands of U.S. dollars):

	September 30, 2024
	Fair Value Measurement Using			Assets
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset, net	$-	$708	$-	$708

Total asset, net	$-	$708	$-	$708

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

17. Other income:

On August 1, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and between the Company and DISH Wireless L.L.C. ("Echostar" DISH's post-merger parent). Under the Purchase Agreement and in accordance with the terms and conditions set forth therein, the Company sold to Echostar its mobile customer accounts that are marketed and sold under the Ting brand (other than certain customer accounts associated with one network operator) (“Transferred Assets”). For a period of 10 years following the execution of the Purchase Agreement, Echostar will pay a monthly fee to the Company generally equal to an amount of net revenue received by Echostar in connection with the transferred customer accounts minus certain fees and expenses, as further set forth in the Purchase Agreement. The Company earned the amounts noted in the table below under the Purchase Agreement during the three and nine months ended September 30, 2024 and September 30, 2023.

(Dollar amounts in thousands of U.S. dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income earned on sale of transferred assets	$3,853	$4,312	$10,831	$12,971

The following table provides additional information relating to Interest expense, net (Dollar amounts in thousands of US dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$(13,802)	$(13,740)	$(39,912)	(32,281)
Interest income	707	3,001	2,385	3,161
Interest expense, net	$(13,095)	$(10,739)	$(37,527)	(29,120)

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

Under the terms of the LLC Agreement, the Company is mandatorily required to redeem the redeemable preferred units prior to the earliest of (i) a sale of the Company, (ii) a public offering, (iii) an event of default (or similar term) by Tucows Inc. or any of its affiliates under, (iv) a material breach if not cured or otherwise remedied in accordance with the terms of any credit facility (taking into account any cure periods), by the Company or any of its Subsidiaries under any debt facilities where the Company or any of its Subsidiaries incurs indebtedness for borrowed money, (v) the Company failed to pay the preferred return for two consecutive quarters, and (vi) the six-year anniversary of the Transaction Close. Due to the fact that the redeemable preferred units are mandatorily redeemable, the redeemable preferred units are classified as a liability in the accompanying consolidated balance sheets. The liability was initially recorded at fair value and subsequently recorded at the present value of the settlement amount, which includes the preferred return payments required until the instrument's expected maturity on the sixth anniversary of the Transaction Close, August 10, 2028 using the implicit rate of return of the instrument, 15%. The Company recorded $2.1 million and $10.7 million of accretion expense on the redeemable preferred units for the three and nine months ended September 30, 2024, and comparatively, $4.0 million and $12.4 million for the three and nine months ended September 30, 2023 as interest expense, net in the accompanying consolidated statements of operations and comprehensive loss.

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

On May 4, 2023, Ting Fiber, LLC executed the Ting Class C Notes - Redemption Agreement (the "Redemption Agreement") and the Ting Class C Notes - Side Letter (the "Side Letter Agreement") with Generate. Under the terms of terms of the Redemption Agreement, Ting Fiber, LLC redeemed 5,173,067 Series A Preferred Units held by Generate at $6 per unit, totaling a redemption of $31 million. The terms of the redemption were modified by the Side Letter Agreement, which granted a 30% discount on the make-whole premium which amounted to $14.7 million for a total redemption price of $45.7 million inclusive of the make-whole premium. The Company has accounted for the redemption of the preferred units as an extinguishment of debt in accordance with ASC 470 - Debt. The resulting loss on debt extinguishment has been recognized as 'Other Income/Expense' in the financial statements. Terms of the Side Letter Agreement also preclude Ting Fiber, LLC from issuing additional Series A Preferred Units for 365 days from the closing of the Redemption Agreement during which time standby fees will be suspended. As of September 30, 2024, Generate's future capital commitment under the Unit Purchase Agreement to $108.5 million.

As of September 30, 2024, the redeemable preferred units have an aggregate liquidation preference of $91.5 million, plus a Make-Whole Premium should redemption occur before the fourth anniversary of the Transaction Date and are senior to the Ting Fiber, LLC common units with respect to sale, dissolution, liquidation or winding up of the Ting Fiber, LLC.

The following table summarizes the Company’s borrowings under the Unit Purchase Agreement (Dollar amounts in thousands of U.S. dollars):

	September 30, 2024	December 31, 2023

Opening Balance	$111,899	$91,396
Add: Milestone Funding	-	35,000
Add: Accretion of redeemable preferred units(1)	10,657	16,541
Add: Loss on debt extinguishment	-	14,680
Less: Redemption of preferred units	-	(45,718)
Redeemable preferred shares balance	122,556	111,899
Less: Deferred preferred financing costs	(428)	(509)
Total Redeemable preferred units	$122,128	$111,390

(1) The Company capitalizes interest expenses directly attributable to the development of qualifying assets. Qualifying assets include internal use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the three and nine months ended September 30, 2024, the Company capitalized $0.3 million and $1.1 million and for the three and nine months ended  September 30, 2023, the Company capitalized $0.5 million and $3.0 million of interest expenses pertaining to the redeemable preferred units directly attributable to the development of certain AUC assets, respectively.

The following table summarizes our scheduled repayments as of September 30, 2024 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2024	$4,800
2025	18,639
2026	18,536
2027	18,639
2028	135,474
$196,088

19. Restructuring Costs:

On February 7, 2024, Ting committed to the February 2024 workforce reduction which aimed to realign the Company's operational structure within the Ting operating segment and reduce Ting's workforce by 13%, or 7% of the Company’s total workforce, to better align with strategic objectives (the “February 2024 workforce reduction”). The February 2024 workforce reduction was designed to streamline operations and reduce operating expenses within the Ting operating segment. Substantially all of the employees impacted by the workforce reduction were notified on February 7, 2024 and have since exited the Company.

During the three and nine months ended September 30, 2024, the Company incurred $0.2 million and $3.0 million in costs related to this restructuring, which were accounted for under ASC 420 - Exit or Disposal Cost Obligations. These costs associated with the February 2024 workforce reduction predominantly consisted of one-time termination benefits for the terminated employees associated with the restructuring, and to a lesser extent, continuation of benefits and outplacement costs.

The costs are recorded within the following financial statement captions on the Consolidated Statements of Operations and Comprehensive Loss (Dollar amounts in thousands of U.S. dollars):

Expense Presentation	Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Direct cost of revenue	$47	$484
Sales and marketing	63	2,117
Network, other costs	35	114
General administrative	44	300
	$189	$3,015

All of the costs associated with the February 2024 workforce reduction were charged to the Ting operating segment.

The components of the restructuring charges were as follows (Dollar amounts in thousands of U.S. dollars):

Cost Description	Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
One-time pay	$122	$2,401
Continuation of benefits	19	355
Outplacement costs	48	259
Total restructuring charges	$189	$3,015

The liability for the February 2024 workforce reduction was included in Accrued liabilities in the consolidated balance sheet, and the following tables summarize the related activity for the February 2024 workforce reduction for the three and nine months ended September 30, 2024 (Dollar amounts in thousands of U.S. dollars):

Cost Description	As of June 30, 2024	Charges for the For the Three Months Ended September 30, 2024	Cash payments made in the For the Three Months Ended September 30, 2024	Balances as of September 30, 2024
One-time pay	$-	$122	$(122)	$-
Continuation of benefits	-	19	(19)	-
Outplacement costs	16	48	(42)	$22
Total	$16	$189	$(183)	$22

Cost Description	As of December 31, 2023	Charges for the For the Nine Months Ended September 30, 2024	Cash payments made in the For the Nine Months Ended September 30, 2024	Balances as of September 30, 2024
One-time pay	$-	$2,401	$(2,401)	$-
Continuation of benefits	-	355	(355)	-
Outplacement costs	-	259	(237)	22
Total	$-	$3,015	$(2,993)	$22

On October 30, 2024, Ting undertook an October 2024 workforce reduction to reflect the ongoing operational and financial prioritizations of the Ting business and to lower the Company’s year-over-year operating expenses. For more detailed information about the event, see Note 21 - Subsequent Events.

20. Contingencies:

From time to time, the Company has legal claims and lawsuits in connection with its ordinary business operations.. The Company vigorously defends such claims. While the final outcome with respect to any actions or claims outstanding or pending as of June 30, 2023 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company's financial position.

As of September 30, 2024, we have an ongoing billing dispute with SiFi Networks Fullerton, LLC, our lease partner in Fullerton, California, regarding the rates and methodology under which it can invoice our Ting Fiber division for our operations in Fullerton, California. The parties are in discussion over resolution of their dispute. At this time we believe the probability that this dispute will have a material adverse effect on our business, operating results, or financial condition is remote. The Company has analyzed this matter in accordance with ASC 450-20 and, in accordance with the definition of probable loss described therein, it has concluded that no accrual is necessary at this time.

21. Subsequent events:

a. October 2024 workforce reduction

On  October 30, 2024, Ting Fiber LLC (“Ting”) announced a capital efficiency plan (the “Plan”) to reflect the ongoing operational and financial prioritization of the Ting business and to lower the Company's year-over-year operating expenses, which impacted approximately 42% of Ting's workforce or 17% of the Company's total workforce.

The Company estimates that it will incur non-recurring charges of approximately $7.4 million in connection with the Plan, primarily consisting of severance payments, notice pay, employee benefits contributions and outplacement costs. The Company expects that the implementation of the headcount reductions and majority of the charges associated with the Plan and cash payments will be incurred in the fourth quarter of fiscal 2024.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the competition we expect to encounter as our business develops and competes in a broader range of Internet services, the Company's foreign currency requirements, specifically for the Canadian dollar and Euro; Wavelo, and Ting subscriber growth and retention rates; the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential generic top level domain (“gTLD”) expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and the impact it may have on related revenues; our belief regarding the underlying platform for our domain services; our expectation regarding the trend of sales of domain names; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations to obtain additional financing to further accelerate the Ting Internet footprint while sustaining liquidity; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the timing, implementation and impact of the capital efficiency plan; the impact of cancellations of or amendments to market development fund programs under which we receive funds; our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; our partnership with an affiliate of Generate TF Holdings, LLC, a Delaware limited liability company ("Generate"); and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

•	Our ability to continue to generate sufficient working capital to meet our operating requirements;

•	Our ability to service our debt commitments and preferred unit commitments;

•	Our ability to maintain a good working relationship with our vendors and customers;

•	The ability of vendors to continue to supply our needs;

•	Actions by our competitors;

•	Our ability to attract and retain qualified personnel in our business and address operational efficiencies, such as the 2024 Workforce Reductions;

•	Our ability to effectively manage our business;

•	The effects of any material impairment of our goodwill or other indefinite-lived intangible assets;

•	Our ability to obtain and maintain approvals from regulatory authorities on regulatory issues;

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

•	Our ability to effectively respond or comply with new data protection regulations and any conflicts that may arise between such regulations and our ICANN contractual requirements;

•	The application of business judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given that the ultimate tax determination is uncertain;

•	Our ability to effectively integrate acquisitions;

•	Our ability to monitor, assess and respond to changing geopolitical and economic environments including rising inflation and interest rates;

•	Our ability to collect anticipated payments from Echostar in connection with the 10-year payment stream that is a function of the margin generated by the transferred subscribers over a 10-year period pursuant to the terms of the Asset Purchase Agreement dated August 1, 2020 between the Company and DISH Wireless LLC ("Echostar" DISH's post-merger parent) (the “Echostar Purchase Agreement”);

•	Our ability to meet the operational and financial drawdown milestones under the Unit Purchase Agreement with Generate, which provides the Company with the ability to obtain additional financing to invest in the expansion of fiber networks;

•	Our ability to maintain compliance with the operational and financial covenants of the 2023 Notes as defined in "Note 7 - Notes Payable" of the Notes to the Consolidated Financial Statements included in Part I, of this report, which provides the Company with financing to invest in the expansion of fiber networks;

•	Our ability to obtain further financing, if needed, to fund continued investment in the expansion of our fiber networks;

•	Our ability to maintain the safety and security of our systems and data;

•	Pending or new litigation;

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

For the three months ended September 30, 2024 and September 30, 2023, we reported net revenue of $92.3 million and $87.0 million, respectively.

For the nine months ended September 30, 2024 and September 30, 2023, we reported net revenue of $269.2 million and $252.4 million, respectively.

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

As of September 30, 2024, Ting Internet had access to 132,000 owned infrastructure serviceable addresses, 41,000 partner infrastructure serviceable addresses and 50,000 active subscribers under its management; compared to having access to 114,000 owned infrastructure serviceable addresses, 25,000 partner infrastructure serviceable addresses and 41,000 active subscribers under its management as of September 30, 2023. These figures exclude any changes in serviceable addresses and accounts attributable to Simply Bits.

On February 7, 2024 Ting committed to the February 2024 workforce reduction, which aimed to realign the Company's operational structure within the Ting operating segment and reduce Ting's workforce by 13%, or 7% of the Company’s total workforce, to better support strategic objectives. The February 2024 workforce reduction was designed to streamline operations and reduce operating expenses within the Ting operating segment. Substantially all of the employees impacted by the workforce reduction were notified on February 7, 2024 and have since exited the Company. The Company incurred non-recurring charges of approximately $2.6 million in connection with the workforce reduction, primarily consisting of severance payments, notice pay, employee benefits contributions and outplacement costs.

On October 30, 2024, Ting undertook a capital efficiency plan (the “Capital Efficiency Plan”) to reflect the ongoing operational and financial prioritization of the Ting business and to lower the Company's year-over-year operating expenses, which impacted approximately 42% of Ting's workforce or 17% of the Company's total workforce. The Company estimates that it will incur non-recurring charges of approximately $7.4 million in connection with the Plan, primarily consisting of severance payments, notice pay, employee benefits contributions and outplacement costs. The Company expects that the implementation of the headcount reductions and majority of the charges associated with the Capital Efficiency Plan and cash payments will be incurred in the fourth quarter of fiscal 2024.

The Company expects that both the 2024 workforce reductions and Capital Efficiency Plan will realize personnel and related expense (net of capitalization) savings with the majority of the savings in sales and marketing, including related network support functions, followed by smaller impacts in technical operations and development, direct cost of revenues, network, general and administrative, and other costs. In Fiscal 2024 the realized savings will be partially offset by costs associated with both plans. These costs referenced above are classified as transitional and are excluded in our Adjusted EBITDA. Please see discussion of Adjusted EBITDA as well as the Adjusted EBITDA reconciliation to net income in the Results of Operations section below. The expected savings may also be offset by any continued spending related to Ting's expansion in serviceable markets, which may require incremental hiring for different roles, teams or markets; potential inflationary increases to salary, wages and other employee related costs that may be evaluated as necessary by management to retain and attract the best talent; or changes to the realization of capital labor impacts to net operating expenses.

Wavelo

Wavelo includes the provision of full-service platforms and professional services providing a variety of solutions that support Communication Services providers ("CSPs"), including subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo's focus is to provide accessible telecom software to CSPs globally, minimizing network and technical barriers and improving Internet access worldwide. Wavelo's suite of flexible, cloud-based software simplifies the management of mobile and Internet network access, enabling CSPs to better utilize their existing infrastructure, focus on customer experience and scale their businesses faster. Wavelo launched as a proven asset for CSPs, with Echostar using Wavelo’s Mobile Network Operating System ("MONOS") software to drive additional value within its Digital Operator Platform, and Ting integrating Wavelo’s Internet Service Operating System ("ISOS") and Subscriber Management ("SM") software to enable faster subscriber growth and footprint expansion. The Wavelo segment also includes the Platypus brand and platform, our legacy billing solution for ISPs. The revenues from Wavelo's MONOS, ISOS, SM and professional services are all generated in the U.S. and our customer agreements have set contract lengths with the underlying CSP. Similarly, Wavelo's revenues from Platypus are largely generated in the U.S., with a small portion earned in Canada and other countries.

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

Our primary distribution channel is a global network of almost 35,000 resellers that operate in over 200 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of gTLD and the country code top-level domain options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface, easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale, primarily branded as OpenSRS, eNom, EPAG and Ascio, derives revenue from its domain name registration service. Together the OpenSRS, eNom, EPAG and Ascio Domain Services manage 24.6 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management have increased by less than 0.1 million, or less than 1%, since September 30, 2023.

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

Ting Internet	September 30,
	2024	2023
	(in '000's)
Internet subscribers accounts under management	50	41
Internet owned infrastructure serviceable addresses[1]	132	114
Internet partner infrastructure serviceable addresses[1]	41	25

Tucows Domains	For the Three Months Ended September 30,
	2024	2023
	(in 000's)
Total new, renewed and transferred-in domain name transactions [1]	5,278	5,391

(1)	Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

Tucows Domains	For the Nine Months Ended September 30,
	2024	2023
	(in 000's)
Total new, renewed and transferred-in domain name transactions [1]	16,550	16,778

(1)	Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

Tucows Domains	September 30,
	2024	2023
	(in 000's)
Registered using Registrar Accreditation belonging to the Tucows Group	17,470	17,613
Registered using Registrar Accreditation belonging to Resellers	7,095	6,930
Total domain names under management	24,565	24,543

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

Ting

As an ISP, we have invested and expect to continue to invest in selective fiber to the home (“FTTH”) expansion, primarily in existing footprints in the United States. The investments are a reflection of our ongoing efforts to build FTTH networks via public-private partnerships in communities we identify as having strong, unmet demand for FTTH services. Given the significant upfront build and operational investments for these FTTH deployments, there is risk that future technological and regulatory changes as well as competitive responses from incumbent local providers, may result in us not fully recovering these investments.

The communications industry continues to compete on the basis of network reach and performance, types of services and devices offered, and price.

Wavelo

Wavelo launched as a proven asset for CSPs, with Echostar using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform. More recently, Ting Internet has also integrated Wavelo’s ISOS and SM software to enable faster subscriber growth and footprint expansion. With our external platform and professional services revenues concentrated to one customer in Echostar, we are exposed to significant risk if we are unable to maintain this customer relationship or establish new relationships for any of our Platforms in the future. Additionally, our revenues as a platform provider are directly tied to the subscriber volumes of Echostar's MVNO or Mobile Network Operator ("MNO") networks, and our profitability is contingent on the ability of Echostar to continue to add subscribers, either from organic growth or from migration off legacy systems, onto our platforms.

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

Other opportunities, challenges and risks

The Company is entitled to a long-term payment stream that is a function of the margin generated by the transferred subscribers over the 10-year term of the Echostar Purchase Agreement executed in Fiscal 2020. This consideration structure may not prove to be successful or profitable in the long-term to us if the existing subscriber base churns at an above average rate. Additionally, given Echostar controls the revenues and costs incurred associated with the acquired subscribers, there could arise a situation where profitability for the subscriber base is diminished either by lower price points or cost inflation. Additionally, as part of the Echostar Purchase Agreement, the Company retained a small number of customer accounts associated with one MNO agreement that was not reassigned to Echostar at time of sale. We continue to be subject to the minimum revenue commitments previously agreed to with this excluded MNO agreement. The Company is able to continue adding customers under the excluded MNO network in order to meet the commitment. However, with no direct ability to change customer pricing and limited ability to renegotiate contract costs or significant terms, the Company may be unable to meet the minimum commitments with this MNO partner and could incur significant and recurring penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO. During the three months ended September 30, 2024, the Company has accrued $0.5 million of penalties associated with the minimum commitment shortfall; and $0.7 million of penalties during the nine months ended September 30, 2024. The Company expects to incur penalties throughout 2024 and thereafter until the contract expires.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. There have been no material changes to the critical accounting estimates as previously disclosed in Part II, Item 8 of our 2023 Annual Report as of the reporting date.

Subsequent to the reporting date, the Company finalized and executed a capital efficiency plan, which, among other things, will significantly slow any new Ting Internet footprint. We believe that the capital efficiency plan will leave certain long-lived asset balances in our Ting reporting unit susceptible to future long-lived asset impairment risk, namely the assets under construction balance, which is reported under Property and equipment, net in the Company’s Consolidated Balance Sheets and had a balance as of September 30, 2024 of $80.9 million. The planned reduction in the Company’s capital expansion plans could have a significant negative impact on the fair value of assets under construction and could result in impairment charges. Such a decline could be driven by, among other things: (1) changes in our expectations over the completion of work zones that were under construction as of the reporting date; (2) decreases in the reporting unit’s expected use of the capital inventory on hand as of the reporting date; and (3) the reporting unit’s estimates of the net realizable value of capital inventory that may be deemed available for sale.

As of December 31, 2024, we will perform an impairment assessment for our Ting reporting unit, including the assets under construction long-lived asset balance. As it is our practice, during the fourth quarter we will also complete our annual budget process during which we reassess strategic priorities and forecast future operating performance and capital spending. Based on this assessment, the carrying value of certain long-lived assets in the Ting reporting unit could exceed its fair value, resulting in the recognition of an impairment of long-lived assets in the fourth quarter of 2024 that could be material.

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

RESULTS OF OPERATIONS FOR THE three and nine months ended September 30, 2024 AS COMPARED TO THE three and nine months ended September 30, 2023

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

Wavelo

Platform Services

Tucows' Platform Services include the following full-service platforms from Wavelo, including MONOS, ISOS, SM and our legacy Platypus ISP Billing software. Under each of these platforms there are a variety of solutions that support CSPs, including subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo launched as a proven asset for CSPs, with Echostar using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform. More recently, Ting Internet has also integrated Wavelo’s ISOS and SM software to enable faster subscriber growth and footprint expansion. Wavelo's customers are billed monthly, on a postpaid basis. The monthly fees are variable, based on the volume of their subscribers utilizing the platform during a given month, to which minimums may apply. Customers may also be billed fixed platform fees and granted fixed credits as part of the consideration for long-term contracts. Consideration received is allocated to platform services and bundled professional services and recognized as each service obligation is fulfilled. Any fixed fees for Wavelo are recognized into revenue evenly over the service period, while variable usage fees are recognized each month as they are consumed. Professional services revenue is recognized as the hours of professional services granted to the customer are used or expire. When consideration for these platform services is received before the service is delivered, the revenue is initially deferred and recognized only as the Company performs its obligation to provide services. Likewise, if platform services are delivered before the Company has the unconditional right to invoice the customer, revenue is recognized as a Contract asset.

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

Tucows Corporate - Mobile Services and Eliminations

Although we still provide mobile telephony services to a small subset of customers retained through the Ting Mobile brand as part of the Echostar Purchase Agreement executed in Fiscal 2020, this revenue stream no longer represents the Company's strategic focus going forward. Instead, we have transitioned towards being a platform provider for CSPs globally via Wavelo. Retail telephony services and transition services revenues are excluded from segment EBITDA results as they are centrally managed and not monitored by or reported to our CEO by segment.

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

These mobile services revenue streams also include transitional services provided to Echostar. These are billed monthly at set and established rates for services provided in period and include the provision of sales, marketing, order fulfillment, and data analytics related to the legacy customer base sold to Echostar. The Company recognizes revenue as the Company satisfies its obligations to provide transitional services.

As a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to Echostar, over a period of 10 years. This has been classified as Other Income and not considered revenue in the current period.

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Ting:
Fiber Internet Services	$15,310	$12,855	$43,983	$37,116

Wavelo:
Platform Services	10,075	10,697	29,935	27,537
Other Professional Services	7	377	38	1,588
Total Wavelo	10,082	11,074	29,973	29,125

Tucows Domains:
Wholesale
Domain Services	49,871	47,657	146,527	140,734
Value Added Services	5,175	4,252	14,402	13,441
Total Wholesale	55,046	51,909	160,929	154,175

Retail	9,669	9,179	28,036	26,111
Total Tucows Domains	64,715	61,088	188,965	180,286

Tucows Corporate:
Mobile services and eliminations	2,190	1,954	6,256	5,852

	$92,297	$86,971	$269,177	$252,379
Increase over prior period	$5,326		$16,798
Increase - percentage	6%		7%

The following table presents our net revenues, by revenue source, as a percentage of total net revenues (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Ting:
Fiber Internet Services	17%	15%	16%	15%

Wavelo:
Platform Services	11%	12%	11%	11%
Other Professional Services	0%	0%	0%	1%
Total Wavelo	11%	12%	11%	12%

Tucows Domains:
Wholesale
Domain Services	54%	55%	54%	56%
Value Added Services	6%	5%	5%	5%
Total Wholesale	60%	60%	60%	61%

Retail	10%	11%	10%	10%
Total Tucows Domains	70%	71%	70%	71%

Tucows Corporate:
Mobile services and eliminations	2%	2%	2%	2%

	100%	100%	100%	100%

Total net revenues for the three months ended September 30, 2024, increased by $5.3 million or 6%, to $92.3 million when compared to the three months ended September 30, 2023. The three-month increase in net revenue was driven by Tucows Domains, Ting, and Mobile Services and eliminations; partially offset by a decline in revenues from Wavelo. The Tucows Domains segment increased $3.6 million primarily driven by increased domains under management, pricing increases, and strong expiry auction revenue performance. The Ting segment increased $2.5 million in the current period as a result of subscriber growth from the continued buildout of our Fiber network across the United States. Mobile Services and eliminations increased by $0.2 million attributable to decreased intercompany revenues partially offset by decreased telephony services and decreased transitional services revenues. The Wavelo segment decreased $1.0 million in the current period primarily from the reduction of both platform and other professional services revenues with customers in the current period.

Total net revenues for the nine months ended September 30, 2024, increased by $16.8 million or 7%, to $269.2 million when compared to the nine months ended September 30, 2023. The nine-month increase in net revenue was driven by higher revenue across all operations. Consistent with the above discussion, the Tucows Domains segment increased $8.7 million primarily driven by increased domains under management and pricing increases through the current period. The Ting segment increased by $6.9 million in the current period as a result of subscriber growth from the continued buildout of our Fiber network across the United States. The Wavelo segment increased $0.8 million in the current period as a result of the complete Boost Mobile subscriber base migration onto our platform, compared to the prior period where subscriber migrations were only complete at the end of June 30, 2023; offset by a decrease in other professional services revenues. Mobile Services and eliminations increased by $0.4 million attributable to decreased intercompany revenues partially offset by decreased telephony services, and decreased transitional services revenues.

Deferred revenue at September 30, 2024, increased by $7.9 million to $156.0 million from $148.1 million at December 31, 2023. This was driven by Tucows Domains as a result of the increase in current period billings for domain name registrations and service renewals, characteristic of the seasonal renewal pattern we see during the beginning of a Fiscal Year as well as the increase in pricing and domain names under management through the current period. This was furthered by a smaller increase from Wavelo as a result of the contract liability associated with select customer contracts.

During both the three and nine months ended September 30, 2024, a customer, Echostar, within our Wavelo segment accounted for 11% and 11% of total net revenues, respectively. Echostar also accounted for 14% and 11% of total net revenue during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, Echostar also represented for 47% of total accounts receivable. At December 31, 2023 Echostar represented 39% of accounts receivable. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Our allowance for doubtful accounts was $0.5 million as of September 30, 2024 and $0.5 million as of December 31, 2023, respectively. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Ting

Ting generated $15.3 million in net revenue during the three months ended September 30, 2024, up $2.5 million or 19% compared to the three months ended September 30, 2023. This growth is driven by subscriber growth across our Fiber network relative to the three months ended September 30, 2023, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States.

Ting generated $44.0 million in net revenue during the nine months ended September 30, 2024, up $6.9 million or 19% compared to the nine months ended September 30, 2023. This growth is driven by subscriber growth across our Fiber network relative to the nine months ended September 30, 2023, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States.

As of September 30, 2024, Ting Internet had access to 132,000 owned infrastructure serviceable addresses, 41,000 partner infrastructure serviceable addresses and 50,000 active subscribers under its management; compared to having access to 114,000 owned infrastructure serviceable addresses, 25,000 partner infrastructure serviceable addresses and 41,000 active subscribers under its management as of September 30, 2023. These figures exclude any changes in serviceable addresses and subscribers attributable to Simply Bits.

Wavelo

Platform Services

Net revenues from Wavelo Platform Services for the three months ended September 30, 2024, decreased by $0.6 million or 6%, to $10.1 million as compared to the three months ended September 30, 2023. This is driven by lower platform revenues from our CSP customers in the current period. Ting saw a reduction in flat fee platform fees, while Echostar experienced some churn to subscribers under management since the three months ended September 30, 2023 which negatively impacted Wavelo's current period revenues. Intercompany revenues earned for provision of services on the ISOS and SM platforms between Wavelo and Ting are included in Wavelo's segment revenues for purposes of segment analysis, but are ultimately eliminated upon consolidation. The elimination impact is presented below in Tucows Corporate - Mobile Services and Eliminations.

Net revenues from Wavelo Platform Services for the nine months ended September 30, 2024, increased by $2.4 million or 9%, to $29.9 million as compared to the nine months ended September 30, 2023. This is driven from increased MONOS platform revenues earned from a full nine months of fully loaded revenues from the completed migration of Echostar's Boost Mobile subscribers at the end of June 30, 2023. The increased platform fees from Echostar in the current period are partially offset by a reduction of revenues from Ting, as discussed above. Intercompany revenues earned for provision of services on the ISOS and SM platforms between Wavelo and Ting are included in Wavelo's segment revenues for purposes of segment analysis, but are ultimately eliminated upon consolidation. The elimination impact is presented below in Tucows Corporate - Mobile Services and Eliminations.

Other Professional Services

Net revenues from Other Professional Services for the three months ended September 30, 2024, decreased by $0.4 million or 98% as compared to the three months ended September 30, 2023. These revenues related to the provision of standalone technology services development work for our CSP customers and are non-recurring and often one-time in nature, and expectantly can fluctuate period over period. These revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed less standalone professional services for our customers.

Net revenues from Other Professional Services for the nine months ended September 30, 2024, decreased by $1.6 million or 98% as compared to the nine months ended September 30, 2023. These revenues related to the provision of standalone technology services development work for our CSP customers and are non-recurring and often one-time in nature, and expectantly can fluctuate period over period. These revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed less standalone professional services for our customers.

Tucows Domains

Wholesale - Domain Services

During the three months ended September 30, 2024, Wholesale domain services net revenue increased by $2.2 million or 5%, to $50 million as compared to the three months ended September 30, 2023. Increases from Wholesale domain registrations were driven from slight increase in domains under management through the current period and various price increases since September 30, 2023.

During the nine months ended September 30, 2024, Wholesale domain services net revenue increased by $5.8 million or 4%, to $146.5 million as compared to the nine months ended September 30, 2023. Increases from Wholesale domain registrations were driven from slight increase in domains under management through the current period and various price increases since September 30, 2023.

As of September 30, 2024 together, the OpenSRS, eNom, EPAG, and Ascio Domain Services manage 24.6 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management has increased by less than 0.1 million, or less than 1%, since September 30, 2023.

Wholesale - Value Added Services

During the three months ended September 30, 2024, value-added services net revenue decreased by $0.9 million or 21%, to $5.2 million as compared to the three months ended September 30, 2023. The decrease in value-added service revenue was driven by lower digital certifications and email revenues, partially offset by strong expiry sales and the inclusion of our storefront operations through the current period.

During the nine months ended September 30, 2024, value-added services net revenue decreased by $1.0 million or 7%, to $14.4 million as compared to the nine months ended September 30, 2023. The decrease in value-added service revenue was driven by lower digital certifications and email revenues, partially offset by strong expiry sales and the inclusion of our storefront operations through the current period.

Retail

During the three months ended September 30, 2024, retail domain services net revenue increased by $0.5 million or 5%, to $9.7 million as compared to the three months ended September 30, 2023. This was driven by price increases across domain name registrations, and strong Exact Hosting revenues in the current period.

During the nine months ended September 30, 2024, retail domain services net revenue increased by $1.9 million or 7%, to $28.0 million as compared to the nine months ended September 30, 2023. This was driven by a large transition of domain names from wholesale to retail, price increases across domain name registrations, strong domain name portfolio sales, and strong Exact Hosting revenues in the current period.

Tucows Corporate - Mobile Services and Eliminations

Net revenues from Mobile Services and eliminations for the three months ended September 30, 2024 increased by $0.2 million or 10%, to $2.2 million as compared to the three months ended September 30, 2023. This was driven by lower intercompany corporate eliminations of $0.4 million, primarily a result of decreased revenues associated with ISOS and SM platforms billing between Wavelo and Ting. This was partially offset by decreased revenues of $0.2 million associated with the mobile telephony services and device revenues from the small group of customers retained by the Company as part of the Echostar Purchase Agreement primarily a result of organic subscriber churn and plan mix shifting towards lower price point rate plans compared to the three months ended September 30, 2023. This was also furthered by decreased transitional services of $0.1 million, from a decreased level of dedicated support services provided to Echostar in connection with the legacy Ting Mobile customer base.

Net revenues from Mobile Services and eliminations for the nine months ended September 30, 2024 increased by $0.4 million or 7%, to $6.3 million as compared to the nine months ended September 30, 2023. This was driven by lower intercompany corporate eliminations of $1.3 million, primarily a result of decreased revenues associated with ISOS and SM platforms billing between Wavelo and Ting. This was partially offset by decreased revenues of $0.9 million associated with the mobile telephony services and device revenues from the small group of customers retained by the Company as part of the Echostar Purchase Agreement primarily a result of organic subscriber churn and plan mix shifting towards lower price point rate plans compared to the nine months ended September 30, 2023. This was also furthered by decreased transitional services of $0.3 million, from a decreased level of dedicated support services provided to Echostar in connection with the legacy Ting Mobile customer base.

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

These mobile services costs also include the personnel and related costs of transitional services provided to Echostar. These are billed monthly at set and established rates for services provided in period and include the provision of sales, marketing, order fulfillment, and data analytics related to the legacy customer base sold to Echostar. The Company recognizes costs as the Company satisfies its obligations to provide professional services.

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

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Ting:
Fiber Internet Services	$4,321	$4,869	$14,434	$14,211

Wavelo:
Platform Services	63	342	727	1,006
Other Professional Services	-	228	26	1,289
Total Wavelo	63	570	753	2,295

Tucows Domains:
Wholesale
Domain Services	40,180	38,060	117,764	112,352
Value Added Services	509	537	1,576	1,726
Total Wholesale	40,689	38,597	119,340	114,078

Retail	4,216	4,116	12,410	12,383
Total Tucows Domains	44,905	42,713	131,750	126,461

Tucows Corporate:
Mobile services and eliminations	3,324	2,565	8,798	7,783

Network Expenses:
Network, other costs	6,864	7,322	20,790	20,638
Network, depreciation of property and equipment	9,414	9,138	29,336	26,331
Network, amortization of intangible assets	366	378	1,097	1,135
Network, impairment of property and equipment	852	2,663	905	4,679
	17,496	19,501	52,128	52,783

	$70,109	$70,218	$207,863	$203,533
(Decrease) increase over prior period	$(109)		$4,330
(Decrease) increase - percentage	0%		2%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Ting:
Fiber Internet Services	6%	7%	7%	7%

Wavelo:
Platform Services	0%	0%	0%	0%
Other Professional Services	0%	0%	0%	1%
Total Wavelo	0%	0%	0%	1%

Tucows Domains:
Wholesale
Domain Services	57%	54%	57%	55%
Value Added Services	1%	1%	1%	1%
Total Wholesale	58%	55%	58%	56%

Retail	6%	6%	6%	6%
Total Tucows Domains	64%	61%	64%	62%

Tucows Corporate:
Mobile services and eliminations	5%	4%	4%	4%

Network Expenses:
Network, other costs	10%	10%	10%	10%
Network, depreciation of property and equipment	13%	13%	14%	13%
Network, amortization of intangible assets	1%	1%	1%	1%
Network, impairment of property and equipment	1%	4%	0%	2%
	25%	28%	25%	26%

	100%	100%	100%	100%

Total cost of revenues for the three months ended September 30, 2024, decreased by $0.1 million or 0%, to $70.1 million from $70.2 million in the three months ended September 30, 2023. The three-month decrease in cost of revenues was driven by decreases across Network Expenses, Ting, and Wavelo of $2.0 million, $0.5 million, and $0.5 million, respectively. The decrease in Network Expenses of $2.0 million was primarily due to a decrease in impairment charges within the Ting segment compared to the three months ended September 30, 2023. The decrease in Ting of $0.5 million was primarily a result of savings from Ting's workforce reduction. The decrease in Wavelo of $0.5 million was driven by the absence of deferred contract amortization which was completed in July 2024. These decreases were offset by increases across Tucows Domains and Mobile Service and eliminations of $2.2 million and $0.8 million, respectively. The increase in Tucows Domains of $2.2 million was primarily a result of an increase in domains under management and cost increases through the current period. The increase in Mobile Services and eliminations of $0.8 million was primarily a result of higher mobile telephony services costs due to plan mix changes in the current period and MNO penalties.

Total cost of revenues for the nine months ended September 30, 2024, increased by $4.4 million or 2%, to $207.9 million from $203.5 million in the nine months ended September 30, 2023. The nine-month increase in cost of revenues was driven by increases across Tucows Domains, Mobile Service and eliminations, and Ting of $5.3 million, $1.0 million, and $0.2 million, respectively. The increase in Tucows Domains of $5.3 million was primarily a result of an increase in registry costs and domains under management through the current period. The increase in Mobile Services and eliminations of $1.0 million was primarily a result of higher mobile telephony services costs due to plan mix changes and MNO penalties in the current period. The increase in Ting of $0.2 million was primarily driven by the costs of revenues associated with growth in active subscribers. These increases were partially offset by decreases in Wavelo and Network Expenses of $1.5 million and $0.7 million, respectively. The decrease in Wavelo of $1.5 million was primarily driven by Other Professional Services, consistent with less standalone technology development work and revenues in the current period. The decrease in Network Expenses of $0.7 million is primarily due to the absence of impairment charges within the Ting segment, offset by incremental depreciation associated with the continuing expansion of the Ting Internet network and development of Wavelo's platform assets.

Deferred costs of fulfillment as of September 30, 2024, increased by $5.1 million, or 5%, to $116 million from $111.1 million at December 31, 2023. This was primarily driven by Tucows Domains with an increase of $5.8 million, from the increase in current period billings for domain name registrations and service renewals, characteristic of the seasonal renewal pattern we see during the beginning of a Fiscal Year as well as the increase in domain names under management and registry cost increases through the current period, consistent with the increase in deferred revenues discussed above. This increase was partially offset by Wavelo, with a decrease of $0.7 million, primarily related to the completion of Other Professional Services where the deferred costs to fulfill those services were amortized into costs of revenues in the prior period.

Ting

During the three months ended September 30, 2024, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar and Simply Bits, decreased by $0.6 million or 12%, to $4.3 million as compared to three months ended September 30, 2023. This was driven by a reduction in headcount following the February 2024 Ting workforce reduction. This was partially offset by the subscriber growth across our Fiber network driving an increase in costs of revenues.

During the nine months ended September 30, 2024, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar, and Simply Bits increased by $0.2 million or 1%, to $14.4 million as compared to nine months ended September 30, 2023. Consistent with the discussion above in the Net Revenue section, the subscriber growth across our Fiber network drove an increase in costs of revenues which included dark fiber, bandwidth and colocation costs. The 2024 February workforce reduction discussed above also drove an increase in one-time termination benefits, continuation benefits, and outplacement costs in Ting's cost of revenues in the current period.

Wavelo

Platform Services

Cost of revenues from Wavelo Platform Services for the three months ended September 30, 2024 decreased by $0.3 million or 82% to $0.1 million as compared to the three months ended September 30, 2023. This was driven by the absence of the amortization of previously capitalized costs incurred to fulfill the Echostar Master Services Agreement ("MSA") over the term of the agreement, as the agreement ended in July 2024.

Cost of revenues from Wavelo Platform Services for the nine months ended September 30, 2024, decreased by $0.3 million or 28% to $0.7 million as compared to the nine months ended September 30, 2023. This was driven by the absence of the amortization of previously capitalized costs incurred to fulfill the Echostar Master Services Agreement ("MSA") over the term of the agreement, as the agreement ended in July 2024.

Other Professional Services

Cost of revenues from Other Professional Services for the three months ended September 30, 2024, decreased by $0.2 million or 100%, to nil as compared to $0.2 million for the three months ended September 30, 2023. Costs of revenues to provide other professional services change depending on the nature and scope of work we are engaged to perform for our customers for select statements of work. These cost of revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed less standalone professional services for our customers. The decrease is aligned to the decrease in Net Revenues discussed above.

Cost of revenues from Other Professional Services for the nine months ended September 30, 2024, decreased by $1.3 million or 97%, to less than $0.1 million as compared to $1.3 million for the nine months ended September 30, 2023. Costs of revenues to provide other professional services change depending on the nature and scope of work we are engaged to perform for our customers for select statements of work. These cost of revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed less standalone professional services for our customers. The decrease is aligned to the decrease in Net Revenues discussed above.

Tucows Domains

Wholesale - Domain Services

Costs for Wholesale domain services for the three months ended September 30, 2024, increased by $2.1 million or 6%, to $40.2 million, as compared to $38.1 million to the three months ended September 30, 2023. Increases from Wholesale domain registrations were primarily driven from a slight increase in domains under management through the current period and various registry gTLD cost increases since September 30, 2023. The increase is aligned to the increase in Net Revenues discussed above.

Costs for Wholesale domain services for the nine months ended September 30, 2024, increased by $5.4 million or 5%, to $117.8 million, as compared to $112.4 million to the nine months ended September 30, 2023. Increases from Wholesale domain registrations were primarily driven from a slight increase in domains under management through the current period and various registry gTLD cost increases since September 30, 2023. The increase is aligned to the increase in Net Revenues discussed above.

Wholesale - Value-Added Services

Costs for wholesale value-added services for the three months ended September 30, 2024, decreased by less than $0.1 million or 0%, to $0.5 million, as compared to $0.5 million for the three months ended September 30, 2023. This decrease was driven by decreased costs related to the Digital Certificate stream of revenue, and was partially offset by the inclusion of our storefront operations consistent with the Net Revenue discussion above.

Costs for wholesale value-added services for the nine months ended September 30, 2024, decreased by $0.1 million or 6%, to $1.6 million, as compared to $1.7 million for the nine months ended September 30, 2023. This decrease was driven by decreased costs related to the Digital Certificate stream of revenue, and was partially offset by the inclusion of our storefront operations consistent with the Net Revenue discussion above.

Retail

Costs for retail domain services for the three months ended September 30, 2024, increased by $0.1 million or 2%, to $4.2 million, as compared to $4.1 million for the three months ended September 30, 2023.

Costs for retail domain services for the nine months ended September 30, 2024, increased by less than $0.1 million or 0%, to $12.4 million, as compared to $12.4 million for the nine months ended September 30, 2023.

Tucows Corporate - Mobile Services and Eliminations

Cost of revenues from Mobile Services and Eliminations for the three months ended September 30, 2024, increased by $0.8 million or 29%, to $3.3 million as compared to the three months ended September 30, 2023. The increase is driven by increased costs associated with mobile telephony services from the small group of customers retained by the Company as part of the Echostar Purchase Agreement due to plan mix changes towards unlimited plans. The Company accrued $0.5 million in penalties associated with the MNO minimum commitment shortfall in the three months ended September 30, 2024, as compared to $0.1 million in the three months ended September 30, 2023. The company expects to continue to incur penalties through the end of Fiscal 2024 and thereafter should limited subscriber growth persist. This was partially offset by a decrease in transitional services costs provided to Echostar in connection with the legacy Ting Mobile customer base, consistent with the above discussion around net revenues.

Cost of revenues from Mobile Services and Eliminations for the nine months ended September 30, 2024, increased by $1.0 million or 13%, to $8.8 million as compared to the nine months ended September 30, 2023. The increase is driven by increased costs associated with mobile telephony services from the small group of customers retained by the Company as part of the Echostar Purchase Agreement due to plan mix changes towards unlimited plans. The Company accrued $0.7 million in penalties associated with the MNO minimum commitment shortfall in the nine months ended September 30, 2024, as compared to $0.5 million in the nine months ended September 30, 2023. The company expects to continue to incur penalties through the end of Fiscal 2024 and thereafter should limited subscriber growth persist. This was partially offset by a decrease in transitional services costs provided to Echostar in connection with the legacy Ting Mobile customer base, consistent with the above discussion around net revenues.

Network Expenses

Network expenses for the three months ended September 30, 2024, decreased by $2.0 million or 10%, to $17.5 million, as compared to $19.5 million for the three months ended September 30, 2023. The current period decrease was driven by the absence of $2.5 million of impairment charges within the Ting segment that occurred in the three months ended September 30, 2023. This was slightly offset by an increase in provisions for impairment.

Network expenses for the nine months ended September 30, 2024, decreased by $0.7 million or 1%, to $52.1 million, as compared to $52.8 million for the nine months ended September 30, 2023. The current period decrease was primarily driven by a decrease in impairment charges of $3.8 million related to Ting capital inventory and assets under construction compared to the nine months ended September 30, 2023. This was offset by increased network depreciation of $3.0 million. The current period increase in network depreciation relates to $2.3 million in incremental depreciation from Ting's expansion of our Ting Internet footprint to new Ting towns throughout the United States, $0.6 million in incremental depreciation of Wavelo's platform assets, and increased depreciation of $0.1 million related to Tucows Domains and Corporate.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Sales and marketing	$15,180	$17,295	$48,491	$49,052
Decrease over prior period	$(2,115)		$(561)
Decrease - percentage	(12)%		(1)%
Percentage of net revenues	16%	20%	18%	19%

Sales and marketing expenses for the three months ended September 30, 2024, decreased by $2.1 million or 12%, to $15.2 million as compared to the three months ended September 30, 2023. The decrease was primarily driven by Ting's reduced marketing spend resulting in lower media placements and other customer acquisition related costs through the current period.

Sales and marketing expenses for the nine months ended September 30, 2024, decreased by $0.6 million or 1%, to $48.5 million as compared to the nine months ended September 30, 2023. The decrease was primarily driven by Ting's reduced marketing spend resulting in lower media placements and other customer acquisition related costs through the current period. This was partially offset by increases from the one-time termination benefits, continuation benefits, and outplacement costs associated with the February 2024 workforce reduction discussed above.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Technical operations and development	$4,615	$4,818	$14,153	$14,214
Increase (decrease) over prior period	$(203)		$(61)
Increase (decrease) - percentage	(4)%		(0)%
Percentage of net revenues	5%	6%	5%	6%

Technical operations and development expenses for the three months ended September 30, 2024, decreased by less than $0.2 million or 4%, to $4.6 million when compared to the three months ended September 30, 2023. The current period decrease was primarily related to lower contracted services for tools, systems and labor to support the technical operations and development of our systems and platforms. These decreases were partially offset by the net investment in hiring and retaining personnel across our segments. This investment increased personnel costs but was partially offset by increased capitalized labor.

Technical operations and development expenses for the nine months ended September 30, 2024, decreased by $0.1 million or 0%, to $14.2 million when compared to the nine months ended September 30, 2023. The current period decrease was primarily related to lower contracted services for tools, systems and labor to support the technical operations and development of our systems and platforms; as well as lower network connectivity and co-location costs. These decreases were partially offset by the net investment in hiring and retaining personnel across our segments. This investment increased personnel costs but was partially offset by increased capitalized labor for Wavelo.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$11,485	$9,399	$30,491	$25,674
Increase over prior period	$2,086		$4,817
Increase - percentage	22%		19%
Percentage of net revenues	12%	11%	11%	10%

General and administrative expenses for the three months ended September 30, 2024, increased by $2.1 million or 22%, to $11.5 million as compared to the three months ended September 30, 2023. The increase is driven by additional professional services fees incurred in the current period as well as increased personnel costs from hiring additional personnel and salary increases for existing leadership and administrative teams. These increases were furthered by increased spending on tooling and software to support general and administrative functions, and partially offset by a favorable foreign exchange impact in the current period.

General and administrative expenses for the nine months ended September 30, 2024, increased by $4.8 million or 19%, to $30.5 million as compared to the nine months ended September 30, 2023. Consistent with the above discussion, the six months increase in general and administrative expenses was furthered by increased professional services fees, personnel costs from hiring additional personnel, salary increases for existing leadership and administrative teams, as well as increased spending on tooling and software to support general and administrative functions.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation of property and equipment	$112	$137	$350	$439
Decrease over prior period	$(25)		$(89)
Decrease - percentage	(18)%		(20)%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs for the three months ended September 30, 2024, decreased by less than $0.1 million, to $0.1 million as compared to the three months ended September 30, 2023.

Depreciation costs for the nine months ended September 30, 2024, decreased by less than $0.1 million, to $0.4 million as compared to the nine months ended September 30, 2023.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of intangible assets	$843	$2,242	$2,992	$6,966
Decrease over prior period	$(1,399)		$(3,974)
Decrease - percentage	(62)%		(57)%
Percentage of net revenues	1%	3%	1%	3%

Amortization of intangible assets for the three months ended September 30, 2024, decreased by $1.4 million or 62% to $0.8 million as compared to the three months ended September 30, 2023. The decrease was driven in part by the completed amortization of brand and customer relationships associated with the Company's Fiscal 2017 acquisition of eNom in the current year.

Amortization of intangible assets for the nine months ended September 30, 2024, decreased by $4.0 million or 57% to $3.0 million as compared to the nine months ended September 30, 2023. The decrease was driven in part by the completed amortization of customer relationships associated with the Company's Fiscal 2016 acquisition of Melbourne IT assets in the prior year, as well as the completed amortization of brand and customer relationships associated with the Company's Fiscal 2017 acquisition of eNom in the current year.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Other income (expense), net	$(9,176)	$(6,427)	$(26,154)	$(30,829)
Increase (decrease) over prior period	$(2,749)		$4,675
Increase (decrease) - percentage	43%		(15)%
Percentage of net revenues	10%	(7)%	(10)%	(12)%

Other Income (Expenses) during the three months ended September 30, 2024, decreased by $2.7 million when compared to the three months ended September 30, 2023. The decrease was primarily driven by higher net interest expense and lower income earned on sale of Transferred Assets to Echostar; partially offset by other income. Net interest expense increased as a result of the inclusion of interest associated with the 2023 and 2024 Term Notes, an increase due to the absence of interest rate swap contracts in the current period, and lower interest expense capitalization associated with Fiber network assets under construction, partially offset by reduction in interest related to the Credit Facility for the Tucows businesses excluding Ting. Income earned on sale of Transferred Assets to Echostar decreased as a result of legacy customers naturally churning, as expected.  Other income further increased as a result of the inclusion of sublease rental income received in the current period and the Orange Domains joint venture.

Other Income (Expenses) during the nine months ended September 30, 2024, increased by $4.7 million when compared to the nine months ended September 30, 2023. The increase was primarily driven by the absence of loss on debt extinguishment, partially offset by higher net interest expense and lower income earned on sale of Transferred Assets to Echostar; partially offset by other income. The absence of the loss on debt extinguishment related to the make-whole premium paid to Generate following the redemption of Series A Preferred Units in the three months ended September 30, 2023. Net interest expense increases as a result of the inclusion of interest associated with the 2023 and 2024 Term Notes, an increase due to the absence of interest rate swap contracts in the current period, and lower interest expense capitalization associated with Fiber network assets under construction, partially offset by reduction in interest related to the Credit Facility for the Tucows businesses excluding Ting, and the inclusion of interest income following the execution of Ting's 2023 and 2024 Term Notes. Income earned on sale of Transferred Assets to Echostar decreased as a result of legacy customers naturally churning, as expected. Other income further increased as a result of the inclusion of Orange Domains joint venture and sublease rental income received in the current period.

INCOME TAXES

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Provision for income taxes	$3,074	$(822)	$6,068	$(5,557)
Increase in provision over prior period	$3,896		$11,625
Increase - percentage	*		*
Effective tax rate	(16)%	3%	(10)%	7%

* not meaningful

Income tax expense for the three and nine months ended September 30, 2024, increased by $3.9 million and $11.6 million respectively when compared to the three and nine months ended September 30, 2023. The change in effective tax rate is primarily due an increase in valuation allowance on net operating losses, which exceeded the impact of existing reversible temporary differences when compared to the same period in the prior year.

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

The following table reconciles adjusted EBITDA to net income:

Reconciliation of Loss before Provision for Income Taxes to Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of US Dollars)	2024	2023	2024	2023

Net Loss for the period	$(22,297)	$(22,772)	$(67,385)	$(72,823)
Less:
Provision (recovery) for income taxes	3,074	(822)	6,068	(5,557)
Depreciation of property and equipment	9,526	9,275	29,686	26,770
Impairment and loss on disposition of property and equipment	852	2,663	905	4,679
Amortization of intangible assets	1,209	2,620	4,089	8,101
Interest expense, net	13,095	10,739	37,527	29,120
Loss on debt extinguishment	-	-	-	14,680
Stock-based compensation	1,808	2,308	5,383	6,606
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	(197)	340	357	254
Acquisition and other costs[1]	1,618	121	5,438	1,067

Adjusted EBITDA	$8,688	$4,472	$22,068	$12,897

[1] Acquisition and other costs represent transaction-related expenses and transitional expenses. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA increased by $4.2 million or 94%, to $8.7 million for the three months ended September 30, 2024, when compared to the three months ended September 30, 2023. The increase in Adjusted EBITDA from period-to-period was primarily driven by increases in Ting and Tucows Domains. Ting contribution increased $7.1 million, primarily driven by subscriber growth across the markets we serve as well as the reduction in spend across sales and marketing activities, partially a result of personnel costs reductions realized in connection with the February 2024 workforce reduction discussed above. Tucows Domains contribution increased by $0.6 million strong wholesale and expiry sales through the current period. These increases in Adjusted EBITDA were partially offset by decreases across Wavelo and Mobile Services and eliminations. Wavelo contributions decreased $0.8 million primarily driven by decreased revenues both from platform and other professional services in the current period with our customers. Mobile Services and eliminations contribution decreased $2.7 million primarily from increased professional services fees. This decrease was furthered by a decrease in income earned on sale of Transferred Assets to Echostar.

Adjusted EBITDA increased by $9.2 million or 71%, to $22.1 million for the nine months ended September 30, 2024, when compared to the nine months ended September 30, 2023. The increase in Adjusted EBITDA from period-to-period was primarily driven by increases in Ting, Wavelo, and Tucows Domains. Ting contribution, which excludes the impact of the February 2024 workforce reduction, increased $10.7 million, primarily driven by subscriber growth across the markets we serve as well as the reduction in spend across sales and marketing activities. Tucows Domains contribution increased by $0.9 million from strong wholesale, expiry and portfolio sales through the current period as well as the inclusion of Orange Domains joint venture. The Wavelo contribution increased $2.2 million primarily driven by increased platform revenues earned from the increased level of Echostar subscribers on the platform for the nine months ended September 30, 2024, compared to the prior year where migrations of Echostar subscribers were still occurring. These increases in Adjusted EBITDA were partially offset by decreases across Mobile Services and eliminations. Mobile Services and eliminations contribution decreased $4.7 million primarily from the decrease in income earned on sale of Transferred Assets to Echostar, increasing MNO penalties and increased professional services fees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, our cash and cash equivalents balance decreased by $17.5 million, our funds held by trustee balance increased by $0.7 million, and our secured notes reserve funds balance increased by $2.9 million respectively when compared to December 31, 2023. The decrease in our cash balance was driven primarily by $44.8 million for the continued investment in property and equipment primarily driven by Ting Internet expansion, $14.5 million related to the repayment of the 2023 Credit Facility, $14.9 million from cash used in operating activities, $2.0 million related to deferred notes payable financing costs; and $0.6 million related to the acquisition of intangible assets. These uses of cash were partially offset by $63.0 million in proceeds from the issuance of additional notes payable for Ting Internet.

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

The 2023 Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Agreement requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio by maintaining at all times a Total Funded Debt to Adjusted EBITDA Ratio of not more than (i) 4.50:1:00 at any time from and after the Closing Date to and including December 30, 2023; (ii) 4.25:1:00 from December 31, 2023 to and including March 30, 2024; (iii) 4.00:1.00 from March 31, 2024 to and including June 29, 2024; and (iv) 3.75:1.00 thereafter; and (2) an interest coverage ratio by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio (as defined in the 2023 Credit Agreement) of not less than 3.00:1.00. As at September 30, 2024 the Company's leverage ratio was 3.29:1.00 and Interest Coverage Ratio was 3.31:1.00.

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

During the nine months ended September 30, 2024, the Company made net repayments of $14.5 million towards the 2023 Credit Facility. The Company ended September 30, 2024 with a remaining principal balance of $197.4 million, for which the required repayment is due in 2026.

As of September 30, 2024, the Company held contracts in the amount of $43.2 million with BMO to trade U.S. dollars in exchange for Canadian dollars under an uncommitted treasury risk management facility which assists the Company with hedging Canadian dollar exposures. Please see the discussion in the Material Cash Requirements section below.

Cash Flow from Operating Activities

Net cash outflows from operating activities during the nine months ended September 30, 2024 totaled $15.0 million, an increase of 9% when compared to the nine months ended September 30, 2023.

Net loss, after adjusting for items not involving cash, during the nine months ended September 30, 2024 was $14.6 million, an increase of 46% when compared to the prior year. Net income included non-cash charges and recoveries of $52.8 million such as depreciation, accretion of redeemable preferred shares, stock-based compensation, amortization of intangible assets, amortization of debt discount and issuance costs, deferred income taxes (recovery), net amortization of contract costs, impairment of property and equipment, loss on disposal of domain names, undistributed earnings of equity method investee and net right of use operating asset or liability. In addition, changes in our working capital contributed to a net cash outflow of $0.3 million. Cash utilization $17.1 million from movement in accrued liabilities, deferred costs of fulfillment, accounts payable, and customer deposits. Partially offset by, positive cash contributions of $16.7 million from the changes in deferred revenue, accounts receivable, inventory, contract asset, prepaid expenses and deposits, income taxes recoverable and accreditation fees payable.

Cash Flow from Financing Activities

Net cash inflows from financing activities during the nine months ended September 30, 2024 totaled $46.4 million, as compared to the inflow of $190.6 through the nine months ended September 30, 2023. The total cash inflows were driven by $63.0 million in proceeds from the issuance of additional notes payable for Ting Internet, partially offset by the $14.5 million of repayments towards the 2023 Credit Facility and $2.0 million in deferred notes payable financing costs incurred through the nine months ended September 30, 2024.

Cash Flow from Investing Activities

Investing activities during the nine months ended September 30, 2024 used net cash of $45.4 million, a decrease of 42% when compared to the nine months ended September 30, 2023. Cash outflows of $44.8 million primarily related to the investment in property and equipment, primarily to support the continued expansion of our Ting Internet Fiber network footprints in California, Colorado, North Carolina and Virginia as we seek to extend both our current network and expand to new markets. We expect our capital expenditures on building and expanding our fiber network to continue during Fiscal 2024. In addition to investment in property and equipment, the current period used $0.6 million for the acquisition of other intangible assets.

Material Cash Requirements

At September 30, 2024, the Company's Cash and cash equivalents, restricted cash and secured notes reserve funds balances totaled $91.1 million, of which $78.0 million belonged to Ting Internet and $13.1 million belonged to the other Tucows' segments.

In our 2023 Annual Report, we disclosed our material cash requirements of both the Ting segment as well as the other segments excluding Ting. As of September 30, 2024, other than the items mentioned below, there have been no other material changes to our material cash requirements outside the ordinary course of business.

Ting

As of September 30, 2024, the balance owing on the Unit Purchase Agreement was $122.1 million, with remaining capital commitments of $108.5 million ("Note 18 - Redeemable preferred units" of the Notes to the Consolidated Financial Statements included in Part I, of this report). On May 4, 2023, Tucows, through its indirect and wholly owned subsidiaries, including Ting Fiber, LLC entered into a definitive agreement relating to a securitized financing facility where Ting Issuer LLC, a Delaware limited liability company, issued the 2023 Term Notes for a total value of $238.5 million and 2024 Term Notes for a total value of $63.0 million ("Note 7 - Notes Payable" of the Notes to the Consolidated Financial Statements included in Part I, of this report). The combination of these agreements is expected to fund Ting operations through Fiscal 2024.

Ting committed to workforce reductions on February 7, 2024 and October 30, 2024, which aimed to reduce Ting’s workforce by 13% and 42%, respectively. Both plans were designed to lower year-over-year operating expenses by streamlining operations, reducing capital activities and reducing operating expenses within the Ting operating segment.

Ting incurred a net loss of $75.7 million and $90.2 million for the nine months ended September 30, 2024 and the nine months ended September 30, 2023, respectively. At September 30, 2024, Ting had $62.2 million in unrestricted cash and cash equivalents, $1.1 million in accounts receivable, $1.7 million in accounts payable and $13.9 million in accrued liabilities. At September 30, 2024, Ting’s long-term liabilities included $286.6 million payable on the 2023 and 2024 Term Notes, as well as $122.1 million on the Redeemable Preferred Units. Ting incurred an operating cash flow deficit of $41.7 million and $41.7 million for the nine months ended September 30, 2024 and the nine months ended September 30, 2023, respectively. Ting has scheduled interest payments of $38.9 million in the twelve months following September 30, 2024.

Ting may not be able to meet its financial obligations over the twelve months following September 30, 2024 without additional financing. Ting has historically relied on the proceeds from its Redeemable Preferred Units as well as its 2023 and 2024 Term Notes to fund its operations and the expansion of the Ting Fiber Internet footprint. Ting currently has limited capacity to expand its borrowings under the Base Indenture and it is uncertain whether Ting will be able to access additional Milestone Funding under the Redeemable Preferred Unit facility. Our ability to obtain additional financing if required will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained, and which could result in additional dilution to our stockholders. If we do not have sufficient funds to continue operations, Ting could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

Tucows Businesses Excluding Ting

Tucows businesses excluding Ting, acquisitions and capital investments have been funded by the Company's operating income and the Company's existing 2023 Credit Agreement. As of September 30, 2024, the Company’s 2023 Credit Facility had an outstanding balance of $197.4 million. Tucows businesses excluding Ting make principal repayments from time to time.

For Fiscal 2024, the Company plans to fund the cash requirements of Tucows businesses excluding Ting solely through operating income, while making discretionary loan repayments to create greater operating flexibility and access to additional financing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of September 30, 2024.

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

As of September 30, 2024, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset

October - December 2024	$13,795	$1.3686	$196
January - March 2025	18,218	1.3697	306
April - June 2025	11,181	1.3692	206
	$43,194	1.3692	$708

As of September 30, 2024, the Company had $43.2 million of outstanding foreign exchange forward contracts which will convert to CDN $59.1 million. Of these contracts, $43.2 million met the requirements for hedge accounting.

As of December 31, 2023, the Company had $61.4 million of outstanding foreign exchange forward contracts which would convert to CDN $84.1 million. Of these contracts, $61.4 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended September 30, 2024. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the nine months ended September 30, 2024. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the nine months ended September 30, 2024 of approximately $1.5 million, before the effects of hedging. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of September 30, 2024, we had an outstanding balance of $197.4 million on the 2023 Credit Facility. The 2023 Credit Agreement added SOFR Loans as a form of advance available under the 2023 Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum). As of September 30, 2024, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on 2023 Credit Agreement by approximately $2.0 million, assuming that the loan balance as of September 30, 2024 is outstanding for the entire period.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation as of September 30, 2024 management has concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

(b)    Changes in Internal Control over Financial Reporting

Except set forth below, during the nine months ended September 30, 2024, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factors are provided to update the risk factors previously disclosed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023. The risks described in this Quarterly Report and in our Annual Report on Form 10-K and other Quarterly Reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

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

Specifically, we identified a material weakness occurred because we did not design and maintain (i) program change management controls for certain financial systems to ensure that IT program and data changes affecting certain IT systems and underlying accounting records are identified, tested, authorized and implemented appropriately and (ii) user access controls that adequately restrict user access to certain financial systems, programs and data to appropriate company personnel. As a result of this material weakness, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2023, March 31, 2024, June 30, 2024, and September 30, 2024.

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

The Company’s bankruptcy remote subsidiary Ting will require additional financing in order to meet its future financial obligations.

Ting incurred a net loss of $75.7 million and $90.2 million for the nine months ended September 30, 2024 and the nine months ended September 30, 2023, respectively. At September 30, 2024, Ting had $62.2 million in unrestricted cash and cash equivalents, $1.1 million in accounts receivable, $1.7 million in accounts payable and $13.9 million in accrued liabilities. At September 30, 2024, Ting’s long term liabilities included $286.6 million payable on the 2023 and 2024 Term Notes, as well as $122.1 million on the Redeemable Preferred Units. Ting incurred an operating cash flow deficit of $41.7 million and $41.7 million for the nine months ended September 30, 2024 and the nine months ended September 30, 2023, respectively. Ting has scheduled interest payments of $38.9 million in the twelve months following September 30, 2024.

Ting may not be able to meet its financial obligations over the twelve months following September 30, 2024 without additional financing. Ting has historically relied on the proceeds from its Redeemable Preferred Units as well as its 2023 and 2024 Term Notes to fund its operations and the expansion of the Ting fiber Internet footprint. Ting currently has limited capacity to expand its borrowings under the Base Indenture and it is uncertain whether Ting will be able to access additional Milestone Fundings under the Redeemable Preferred Unit facility. Our ability to obtain additional financing if required will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to further restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained, and which could result in additional dilution to our stockholders. If we do not have sufficient funds to continue operations, Ting could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

Should Ting fail to pay the Unsatisfied Preferred Return associated with the Series A Preferred Units for two consecutive quarters, Generate has the option to either (i) require Ting to redeem the Series A Preferred Units at the Redemption Price; or (ii) compel the sale of certain assets of Ting and/or its subsidiaries to Generate with a value equal to the Redemption Price. The Redemption Price is an amount equal to the outstanding Unreturned Series A Capital Balance plus the Unsatisfied Preferred Return (and pay a Make-Whole Premium if the redemption of the preferred units occurs within the four years following the Transaction Close). The Make-Whole Premium is an amount calculated immediately prior to redemption equal to:(i) (A) the Unreturned Series A Capital Balance and Unsatisfied Preferred Return outstanding immediately prior to such redemption plus (B) the cumulative and compounded Preferred Return that would have accrued (at the Preferred Rate as in effect immediately prior to such redemption) on such Unreturned Series A Capital Balance through and including the six-year anniversary of the Effective Date had such Series A Preferred Units not been redeemed, and thereafter applying to such sum a discount rate on a quarterly compounded basis equal to the Applicable Treasury Rate plus 50 basis points, less (ii) the Unreturned Series A Capital Balance and Unsatisfied Preferred Return outstanding immediately prior to such redemption.

The execution of our Ting workforce reductions involves risks that could adversely affect our business operations, financial condition, and growth strategy, including risks related to implementation difficulties, operational disruptions, and financial impacts.

To reflect the ongoing operational prioritizations of the Ting segment and to lower year-over-year operating expenses, we undertook the Ting workforce reductions on February 7, 2024 and October 30, 2024. The 2024 workforce reductions were aimed at streamlining the operations within our Ting segment. The successful execution of these plans is critical to our efforts to reduce costs, improve efficiency, and align our resources with strategic priorities. However, the implementation of the workforce reductions requires significant management attention and financial resources and is subject to a number of risks that could negatively impact our results of operations, including the following:

-

Implementation Difficulties and Costs: The process of implementing the workforce reductions may encounter unforeseen challenges, including delays and higher-than-anticipated expenses. These difficulties could hinder our ability to achieve the anticipated benefits of the workforce reductions, such as cost savings and improved operational efficiencies.

-

Operational Disruptions: Changes to our operational structure as part of the workforce reductions may lead to temporary disruptions in our operations. These disruptions could adversely affect our ability to meet customer demands, maintain service quality, and achieve our growth objectives.

-

Financial Impacts: The workforce reductions are expected to incur significant upfront costs related to severance, asset write-downs, and other restructuring charges. While these expenditures are anticipated as part of the plan's’ implementation, they could negatively affect our profitability in the short term, even if the long-term financial benefits are expected to be positive.

-

Employee Morale and Retention: The workforce reductions may impact employee morale and lead to challenges in retaining key personnel. Maintaining a motivated workforce is crucial to our ongoing success, and any negative effects on employee morale could adversely impact our business operations and financial performance.

-

Market and Competitive Pressures: As we restructure our operations, there is a risk that competitors may take advantage of any perceived disruptions or weaknesses, potentially impacting our market position and competitive advantage.

-

Reputational Harm: The public perception and reputation of our company could be adversely affected by the execution of significant restructuring plans like the workforce reductions. Public, customer, and investor perceptions of our actions, especially in relation to workforce reductions, service changes, or other visible outcomes of the restructuring, could negatively influence our brand and reputation in the market.

-	Impede Growth: The Restructuring Plans are expected to significantly reduce capital expenditures, which will in turn slow, and in some markets pause, the expansion of the Ting Internet footprint. The resulting reduction in capital spend will result in fewer additions to the Company’s Owned Infrastructure Serviceable Addresses, which in turn could lead to fewer net additions to Internet Subscribers Under Management and revenue growth.

We are subject to minimum purchase commitments with our Mobile Network Operator (“MNO”).

Following the sale of the majority of our Ting Mobile customer base on August 1, 2020, we retained a small subset of mobile customers to which we continue to provide retail mobile services through our partnership with our MNO supplier. The Company is subject to minimum purchase commitments with our MNO supplier through a “take or pay” arrangement. Between August 17, 2024 and February 16, 2026, the Company has committed to pay $24.1 million under the “take or pay” arrangement. If we are unable to grow the Ting Mobile subscriber base or renegotiate the contract, our cost of revenues could grow significantly, and may result in a significant increase to the Company’s net loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 22, 2024, the Company announced that its Board of Directors (“Board”) has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market (the “2024 Buyback Program”). The 2024 Buyback Program commenced on February 23, 2024 and is expected to terminate on February 22, 2025. For the three and nine months ended September 30, 2024, the Company did not repurchase any shares under the 2023 Buyback Program.

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

10.1	Note Purchase Agreement, dated as of August 20, 2024, by and among Ting Issuer LLC, the asset entities party thereto, Ting Holdco LLC, Ting Fiber, LLC, and each of the Purchasers listed in Purchaser Schedule thereto (Incorporated by reference to Exhibit 10.1* filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on August 23, 2024).
31.1#	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification
31.2#	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification
32.1†	Chief Executive Officer's Section 1350 Certification †
32.2†	Chief Financial Officer's Section 1350 Certification †
101.INS#	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Filed herewith.
†	Furnished herewith.
*	Certain schedules and similar attachments have been omitted in reliance on Item 601 (a)(5) of Regulation S-K. The Company will provide, on supplemental basis, a copy of any omitted schedule or attachment to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 07, 2024	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ IVAN IVANOV
Ivan Ivanov Chief Financial Officer
(Principal Financial and Accounting Officer)