Form 10-K
period 2024-12-31
TUCOWS INC /PA/
filed 2025-03-13
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Securities Exchange Act of 1934.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b), indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☒  No ☐

Indicate by check mark whether any of such error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐  No ☒

As of June 30, 2024, (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $126.9 million.Such aggregate market value was computed by reference to the closing sale price per share of $19.32 as reported on the NASDAQ Capital Market on such date. For purposes of making this calculation, the registrant has excluded each executive officer, each director and each beneficial owner of more than ten percent of the outstanding shares of common stock of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of March 10, 2025, was 11,032,586.

TUCOWS INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2024

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Tucows®, EPAG®, Hover®, OpenSRS®, Ting®, eNom®, Ascio®, Simply Bits®, and Wavelo® are registered trademarks of Tucows Inc. or its subsidiaries. Other service marks, trademarks and trade names of Tucows Inc. or its subsidiaries may be used in this Annual Report on Form 10-K (this “Annual Report”). All other service marks, trademarks and trade names referred to in this Annual Report are the property of their respective owners. Solely for convenience, any trademarks referred to in this Annual Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we or the owner of such trademark, as applicable, will not assert, to the fullest extent under applicable law, our or its rights, or the right of the applicable licensor, to these trademarks.

Information Concerning Forward-Looking Statements

This Annual Report contains, in addition to historical information, forward-looking statements by Tucows Inc. (the “Company”, “we”, “us” “Tucows” or “our”) with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the competition we expect to encounter as our business develops and competes in a broader range of Internet services, the Company's foreign currency requirements, specifically for the Canadian dollar and Euro; Wavelo, and Ting subscriber growth and retention rates; the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential generic top level domain (“gTLD”) expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and the impact it may have on related revenues; our belief regarding the underlying platform for our domain services; our expectation regarding the trend of sales of domain names; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our expected credit losses; our expectation regarding fluctuations in certain expense and cost categories; our expectations to obtain additional financing to further accelerate the Ting Internet footprint while sustaining liquidity; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the timing, implementation and impact of the Capital Efficiency Plan (as defined below); the impact of cancellations of or amendments to market development fund programs under which we receive funds; our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; our partnership with an affiliate of Generate TF Holdings, LLC, a Delaware limited liability company ("Generate"); and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

•	Our ability to continue to generate sufficient working capital to meet our operating requirements;

•	Our ability to service our debt commitments and preferred unit commitments;

•	Our ability to maintain a good working relationship with our vendors and customers;

•	The ability of vendors to continue to supply our needs;

•	Actions by our competitors;

•	Our ability to attract and retain qualified personnel in our business and address operational efficiencies, such as the February 2024 Workforce Reduction and 2024 Capital Efficiency Plan;

•	Our ability to effectively manage our business;

•	The effects of any material impairment of our goodwill or other indefinite-lived intangible assets;

•	Our ability to obtain and maintain approvals from regulatory authorities on regulatory issues;

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

•	Our ability to effectively integrate acquisitions;

•	Our ability to monitor, assess and respond to changing geopolitical and economic environments including rising inflation and interest rates, tariffs and trade disputes, and geopolitical conflict;

•

Our ability to collect anticipated payments from DISH in connection with the 10-year payment stream that is a function of the margin generated by the transferred subscribers over a 10-year period pursuant to the terms of the Asset Purchase Agreement dated August 1, 2020 between the Company and DISH Wireless LLC ("EchoStar", DISH's post-merger parent) (the “EchoStar Purchase Agreement”);

•

Our ability to meet the operational and financial drawdown milestones under the Unit Purchase Agreement with Generate, which provides the Company with the ability to obtain additional financing to invest in the expansion of fiber networks;

•

Our ability to maintain compliance with the operational and financial covenants of the 2023 and 2024 Notes as defined in "Note 8 - Notes Payable" of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, which provides the Company with financing to invest in the expansion of fiber networks;

•	Our ability to obtain further financing, if needed, to fund continued investment in the expansion of our fiber networks;

•	Our ability to maintain the safety and security of our systems and data;

•	Pending or new litigation; and

•	Factors set forth herein under the caption “Item 1A Risk Factors”.

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

We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

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

Our Chief Executive Officer ("CEO"), who is also our chief operating decision maker, reviews the operating results of Ting, Wavelo and Tucows Domains as three distinct segments in order to make key operating decisions as well as evaluate segment performance. Certain revenues and expenses are excluded from segment adjusted earnings before interest, tax, depreciation and amortization ("EBITDA") results as they are centrally managed and not monitored by or reported to our CEO by segment, including mobile retail services, eliminations of intercompany transactions, portions of Finance and Human Resources that are centrally managed, Legal and Corporate Information Technology ("IT") shared services.

Ting

Ting and its wholly owned subsidiaries, Cedar and Simply Bits includes the provision of high-speed Internet access services to select towns throughout the United States, with operations focused on serving existing markets. Our primary sales channel is through the Ting website. The primary focus of this segment is to provide reliable Gigabit Fiber and Fixed Wireless Internet services to consumer and business customers. Revenues from Ting Internet are all generated in the U.S. and are billed on a monthly basis. Ting Internet services have no fixed contract terms.

As of December 31, 2024, Ting Internet had access to 134,000 owned infrastructure serviceable addresses, 45,000 partner infrastructure serviceable addresses and 51,000 active accounts under its management; compared to having access to 121,000 owned infrastructure serviceable addresses, 29,000 partner infrastructure serviceable addresses and 43,000 active accounts under its management as of December 31, 2023. These figures exclude the increase in serviceable addresses and accounts attributable to the Simply Bits acquisition.

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

Tucows Domains

Tucows Domains includes wholesale and retail domain name registration services, as well as value added services derived through our OpenSRS, eNom, Ascio, EPAG and Hover brands. Tucows Domains generates revenues primarily from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations. In addition, we earn revenues from the sale of retail domain name registration and email services to individuals and small businesses. Tucows Domains revenues are attributed to the country in which the contract originates, which is primarily in Canada and the U.S for OpenSRS and eNom brands whereas it is primarily in European nations for Ascio and EPAG.

Our primary distribution channel is a global network of more than 34,000 resellers that operate in 200 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of gTLD and the country code top-level domain options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface, easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale, primarily branded as OpenSRS, eNom, EPAG and Ascio, derives revenue from its domain name registration service. Together the OpenSRS, eNom, EPAG and Ascio Domain Services manage 24.5 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management has decreased by 0.1 million, or less than 0.2%, since December 31, 2023.

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

Additional information about segments can be found in “Note 20 – Segment Reporting” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

Customers

Within the Ting segment, customers are a very broad mix of consumers, small businesses and corporations seeking high-speed Internet services. Wavelo offers services to a small number of CSPs focused in the U.S. along with EchoStar, their largest external customer, and Ting, their internal customer, until such time we expand these offerings to other Mobile Virtual Network Operators ("MVNOs") or Mobile Network Operators ("MNOs"). The majority of the customers to whom we provide services as Tucows Domains are generally either web hosts or ISPs. A small number of customers are consultants and designers providing our services to their business clients, or retail consumers registering a personal domain name.

During the year ended December 31, 2024 one customer, EchoStar, accounted for 10.7% of revenue. For the year ended December 31, 2023 one customer, EchoStar, accounted for 10.7% of revenue and for the year ended December 31, 2022 no customer accounted for more than 10% of total revenue.

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

Seasonality

During the summer months and certain other times of the year, such as major holidays, Internet usage often declines. As a result, some of our Domain services (such as OpenSRS, eNom, Ascio, and Hover) may experience reduced demand during these times.  In addition, the first quarter of the fiscal year will often see higher contract liabilities in regard to domain names due to most renewals occurring on January 1. The demand for Ting and Wavelo services is not impacted by seasonality.

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

As of December 31, 2024, we had approximately 765 full-time employees and 99 contracted employees globally. As a global Internet and technology company, we have a wide range of employees, including management professionals, technicians, engineers, and call center employees. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good. Approximately 58% of our employees are based in Canada, followed by 27% based in the U.S., and the remaining 15% are spread across countries in Europe and other regions. Of our employees, approximately 243 support our Ting segment, 205 support our Wavelo segment, and approximately 273 support our Tucows Domains segment. The remaining 143 employees support corporate functions and shared technology services used across the Tucows group.

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

February 2024 Workforce Reduction

On February 7, 2024, Ting committed to the February 2024 workforce reduction (the "February 2024 Workforce Reduction") which aimed to realign the Company's operational structure within the Ting operating segment and reduce Ting's workforce by 13%, or 7% of the Company's total workforce, to better support strategic objectives. The February 2024 Workforce Reduction was designed to streamline operations and reduce operating expenses within the Ting operating segment. Substantially all of the employees impacted by the workforce reduction were notified on February 7, 2024 and have since exited the Company. The Company incurred non-recurring changes of approximately $3.2 million in connection with the workforce reduction, primarily consisting of severance payments, notice pay, employee benefits contributions and outplacement costs.

2024 Capital Efficiency Plan

On October 30, 2024, Ting undertook a capital efficiency plan (the “Capital Efficiency Plan”) to reflect the ongoing operational and financial prioritization of the Ting business and to lower the Company's year-over-year operating expenses, and capital outlays, which reduced approximately 42% of Ting's workforce, or 17% of the Company's total workforce. The Company incurred non-recurring charges of approximately $7.7 million in connection with the Capital Efficiency Plan, primarily consisting of severance payments, notice pay, employee benefits contributions, professional services and outplacement costs.

The Company believes that both the February 2024 Workforce Reduction and Capital Efficiency Plan will realize personnel and related expense (net of capitalization) savings with the majority of the savings in sales and marketing, including related network support functions, followed by smaller impacts in technical operations and development, direct cost of revenues, network, general and administrative, and other costs. In the fiscal year ended December 31, 2024 ("Fiscal 2024") the realized savings will be partially offset by costs associated with both plans. These costs referenced above are classified as transitional and are excluded in our Adjusted EBITDA, which is a non-GAAP financial measure. Please see discussion of Adjusted EBITDA as well as the Adjusted EBITDA reconciliation to net income in the Results of Operations section below. The expected savings will also translate into reduced capital expenditures related to growth and expansion of new markets, as Ting shifts focus to complete builds in existing markets.

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

This principle is found throughout the company, and is especially apparent in Tucows’ benchmark-free people philosophy and company-wide efforts, such as IDEA (Inclusion, Diversity, Equity and Allyship), which anchors on the belief that diversity alone is not enough without inclusion, equity, and allyship.

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

Information about our Executive Officers and Key Employees

The following table sets forth the names, ages and titles of persons currently serving as our executive officers and key employees.

Name	Age	Title
Elliot Noss	62	President and Chief Executive Officer, Tucows Inc. and Ting
Ivan Ivanov	46	Chief Financial Officer
David Woroch	62	Chief Executive Officer of Tucows Domains Services
Bret Fausett	61	Chief Legal Officer and Vice-President, Regulatory Affairs
Justin Reilly	37	Chief Executive Officer, Wavelo

Elliot Noss has served as our President and Chief Executive Officer of Tucows Inc. since May 1999 and Ting since 2022 and served as Vice President of Corporate Services for Tucows Interactive Limited, which was acquired by Tucows in May 1999, from April 1997 to May 1999.

Ivan Ivanov has served as our Chief Financial Officer since August 2024. Prior to joining the Company, Mr. Ivanov spent twenty-two years at Verizon and most recently served as Executive Director and business unit CFO, where he led both the consumer and business finance teams. Mr. Ivanov began his career at Verizon on the M&A and Corporate Development team, progressing to a variety of other financial specialties, including cash flow planning, network and IT capital allocation, and commercial finance, where he led Verizon’s fiber deployment program. Mr. Ivanov has a Master of Accounting from Seton Hall University and he is also a graduate of Drexel University with a Bachelor of Arts in Finance.

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

ITEM 1A.  RISK FACTORS

Our business faces significant risks. Some of the following risks relate principally to our business and the industry and statutory and regulatory environment in which we operate, including those highlighted in this section and summarized below. Other risks relate principally to the securities markets and ownership of our stock. As a result, the following risk factors, as well as other information included or incorporated by reference elsewhere in this Annual Report on Form 10-K, should be considered in evaluating our business and future prospects. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risk factors actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Risk Factor Summary

●	We operate in highly competitive and consolidating industries, which may impact our ability to grow and maintain profitability.
●	Our service offerings may not be successful if we are unable to maintain existing customer relationships or establish new customer relationships.
●

Our service offerings may be limited in their ability to grow their respective businesses and customer base unless we can continue to manage our vendor relationships and supply chain to obtain valuable products and service options to offer to our customers.

●	Changes in Internet infrastructure, adoption, and navigation practices could impact our business.
●	Investments in new businesses and technologies, as well as divestitures, carry inherent risks that may impact our operations and financial performance.
●	The Company's success depends on our ability to adapt to technological advancements and evolving industry trends.
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

●	We rely on third-party network operators, data centers, and service providers, and any disruptions to these systems could negatively impact our business.
●

Our Ting Internet businesses rely on Network Operators. Failure by a Network Operator to obtain the proper licenses and governmental approvals from regulatory authorities would cause us to be unable to successfully operate those businesses.

●	We are subject to minimum purchase commitments with some partner network providers and mobile network operators.
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

●	We face cybersecurity risks that could disrupt our business, damage our reputation, and result in financial and legal liabilities.
●	Evolving laws and regulations governing intellectual property and internet services may expose us to increased liability and compliance costs.
●	Data protection regulations may impose legal obligations on us that we cannot meet or that conflict with our ICANN contractual requirements.
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

●	The Company’s subsidiary Ting will require additional financing in order to meet its future financial obligations.
●	Rising inflation and interest rates may adversely affect our businesses, financial condition, and operating results.
●	Macroeconomic, geopolitical, and market conditions may adversely affect our business, financial condition, and operating results.
●	Changes in government regulations may increase compliance costs and impact our business operations.
●	We may be subject to unforeseen liabilities or unenforceable customer agreements, which could negatively impact our financial results.
●	We are exposed to risks related to online payment fraud, chargebacks, and evolving payment technologies.
●	Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.
●

We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities. This could discourage the registration or renewal of domain names.

●	Changes in ICANN policies, fees, and oversight may impact our domain registration business.
●	Our share price may be volatile, and investors may be unable to sell shares at a favorable price.
●	We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance long-term shareholder value.
●	Energy consumption from data centers and internet infrastructure may result in higher costs and increased regulatory scrutiny.
●	Growing investor and regulatory expectations for ESG (Environmental, Social, and Governance) transparency may require additional disclosures and compliance efforts
●	Our business and financial performance could be adversely impacted by climate change, environmental disruptions, and other unforeseen disasters or crises.
●	Domain names are valuable assets, and cybersecurity risks could lead to their loss or misattribution of liability to us.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We operate in highly competitive and consolidating industries, which may impact our ability to grow and maintain profitability.

The markets we serve—Internet services (Ting), wireless communications (Tucows Corporate – Mobile Services), BSS/OSS software (Wavelo), and domain registration (Tucows Domains)—are highly competitive and undergoing significant consolidation. Many of our competitors have greater financial, technical, and marketing resources, enabling them to offer lower prices, broader service bundles, and enhanced purchasing power for equipment, content, and infrastructure. As consolidation increases, larger competitors may further strengthen their cost advantages, making it more difficult for us to attract and retain customers.

To remain competitive, we may need to reduce pricing, increase service offerings, or invest in customer acquisition, which could pressure margins, increase churn, and negatively impact cash flows. Additionally, lower prices could attract less loyal or lower-value customers, further affecting profitability.

In the domain registration industry, regulators are increasingly scrutinizing market consolidation and competitive practices, which could impact our ability to scale through acquisitions, partnerships, or pricing adjustments. Any regulatory action affecting domain pricing, reseller agreements, or distribution channels could constrain growth in our domain business.

Our service offerings may not be successful if we are unable to maintain existing customer relationships or establish new customer relationships.

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

Regarding Wavelo specifically, EchoStar is our main customer and represents the majority of our revenues until such time that we are able to scale our services to other customers. With the majority of our revenues concentrated with one customer, we are exposed to significant risk if we are unable to maintain this customer relationship or establish new relationships with other MNOs or MVNOs in the future. Additionally, our revenues are directly tied to the subscriber volumes of EchoStar's MVNO or MNO networks, so our profitability is contingent on the ability of EchoStar to continue to add and retain subscribers onto our platform. If any of these events occur, our operational performance and financial results may be adversely affected.

Our service offerings may be limited in their ability to grow their respective businesses and customer base unless we can continue to manage our vendor relationships and supply chain to obtain valuable products and service options to offer to our customers.

To stay competitive, we must offer a range of valuable products and services while effectively managing vendor relationships and supply chains. A critical aspect of this is securing domain name registration options through various TLDs and ccTLDs for our Tucows Domains segment. Our business is particularly vulnerable to fee increases imposed by registries like Verisign, which controls .com domains. Verisign, for instance, charges $10.26 per .com registration, with ICANN imposing an additional $0.18 fee. With Verisign’s contract extended until 2030, it is permitted to increase .com domain prices by up to 7% annually in the last four years of its term. In 2024, Verisign exercised this right, raising .com registration costs by 7%, impacting our cost of revenues. Additionally, in our mobile services segment, we rely on MNOs for network capacity, but with a shrinking retail subscriber base concentrated on a single MNO, our ability to negotiate favorable rates is limited. For our Ting Internet segment, we depend on leased fiber capacity, installation equipment, and third-party network access, and any disruptions in supply or cost increases could affect our ability to scale and maintain profitability. Since we have no control over these pricing adjustments and contract terms, they could significantly impact our financial performance and competitiveness across our core businesses.

Changes in Internet infrastructure, adoption, and navigation practices could impact our business.

Our success depends on the continued expansion and stability of the Internet as a global platform for communication and commerce. Any fundamental shift in Internet usage, governance, or navigation could materially impact our business, financial condition, and growth prospects.

●

Ting Internet: The adoption of fiber-optic Internet may be impacted by factors such as consumer reluctance to switch providers, network performance limitations, or the rise of alternative wireless technologies that provide competitive speeds without fixed infrastructure. Any of these could slow fiber adoption, limiting our growth.

●

Tucows Domains: The domain registration industry relies on the continued use of the domain name system (DNS) for Internet navigation. Emerging technologies, such as alternative traffic routing systems, keyword-based navigation, or government-controlled Internet frameworks, could reduce reliance on domain names. If widely adopted, these changes could diminish demand for domains and impact our revenue.

●

Global Expansion: We expect future Internet growth to come from international markets, where adoption is currently lower. If Internet usage does not expand as expected, or if governments restrict domain registrations, our growth strategy and revenue potential could be adversely affected.

Any major shift in Internet infrastructure, governance, or navigation practices could reduce demand for our services and negatively affect our long-term financial performance.

Investments in new businesses and technologies, as well as divestitures, carry inherent risks that may impact our operations and financial performance.

We continually invest in new businesses, services, and technologies and divest non-core assets, but these strategies may not generate the anticipated benefits and could disrupt ongoing operations. If we fail to integrate acquisitions effectively, realize expected synergies, or achieve target returns, our financial condition and ability to meet obligations could be negatively affected.

We may continue to acquire companies, assets, or technologies to expand services, enhance infrastructure, or address competitive pressures. These transactions carry risks, including:

●	Management distraction from core operations,
●	Integration challenges with acquired businesses,
●	Significant acquisition costs and potential liabilities,
●	Loss of key employees,
●	Unanticipated regulatory changes, and
●	Failure to generate expected financial returns.

For example, under the EchoStar Purchase Agreement, we receive a 10-year payment based on transferred subscriber margins. If subscriber churn exceeds expectations or if EchoStar’s pricing strategies or cost structures reduce profitability, our anticipated income stream may fall short, impacting financial results.

Additionally, we may be unable to identify or complete future acquisitions on favorable terms, and market perception of acquisitions could negatively affect our stock price. There is no assurance that our investments will be successful, and failure to realize anticipated benefits could adversely impact our financial condition and operating results.

The Company's success depends on our ability to adapt to technological advancements and evolving industry trends.

The industries in which we operate are characterized by rapid technological change, evolving customer expectations, and increasing competition from emerging technologies. Failure to anticipate and adapt to these changes could impact our ability to attract and retain customers, maintain competitive pricing, and sustain profitability.

●

Ting Internet: Fiber-optic technology currently offers unmatched speed, reliability, and scalability, but future advancements in wireless broadband, 5G, and satellite internet could reduce demand for fiber-based services, particularly in multi-family housing and underserved markets. As we expand our fiber subscribers, we must continuously invest in network performance, scalability, and infrastructure upgrades to remain competitive. Inefficiencies, operational failures, or the inability to accommodate increased traffic demand could erode service quality, damage our reputation, and impact financial performance.

●

Wavelo: The wireless communications industry is undergoing rapid transformation, including the adoption of AI-driven automation, network optimization, and customer service enhancements. We must continuously evaluate new technologies, platform integrations, and evolving competitive landscapes to maintain market relevance. Competitors with greater financial resources and economies of scale may offer services at lower prices, impacting our revenue growth and margins.

●

Tucows Domains: The domain registration and internet services industry is evolving with AI-powered tools enabling automated domain search, DNS management, and fraud detection. These innovations may reduce demand for traditional domain registration services or allow competitors to optimize pricing and customer acquisition more efficiently. Additionally, emerging e-commerce platforms and AI-generated website builders could disrupt the traditional domain ecosystem, requiring us to adapt or risk losing market share.

Our long-term success depends on continuous investment in technology, infrastructure, and service innovation. Failure to adapt to market changes, integrate emerging technologies, or maintain operational scalability could negatively impact our growth, competitive position, and financial performance.

Our business depends on our strong brands. If we are not able to maintain and enhance our brands, our ability to expand our customer base will be impaired and our business and operating results will be harmed .

In recognition of the evolving nature of the Internet services market and to make it easier to clearly differentiate each service we offer from our competitors, we enhanced our branding by focusing our primary service offerings under seven distinct brands, namely “OpenSRS”, “eNom”, “Hover", "EPAG", "Ascio", “Ting”, and "Wavelo". We also believe that maintaining and enhancing the “Tucows” corporate brand and our service brands is critical to expanding our customer base. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to be a technology leader providing high quality products and services, which we may not do successfully. To date, we have engaged in relatively little direct brand promotion activities. This enhances the risk that we may not successfully implement brand enhancement efforts in the future.

Additionally, as part of the EchoStar Purchase Agreement executed in the year ending December 31, 2020 ("Fiscal 2020"), the Company granted EchoStar the right to use the name "Ting" and its associated domain name over a 24-month period, after which EchoStar had an option to purchase the brand from the Company. EchoStar has formally refused their option to purchase the Ting brand, however the right to use the name "Ting" by EchoStar was subsequently extended by the Company and now runs month to month. Any actions taken by EchoStar as part of the transactions contemplated by the EchoStar Purchase Agreement may impact the Ting brand's reputation. These actions could range from poor service quality, bad customer experience, privacy concerns, data breaches, and other events that could negatively impact the Ting brand permanently. The Ting brand could then carry negative connotation with consumers and impact our ability to continue to grow our Fiber Internet business under the Ting brand. If any of these events occur, our operational performance and financial results, in particular those of our Fiber Internet business may be adversely affected.

The Company’s success depends on the continued service and availability of key personnel .

Much of the Company’s future success depends on the continued availability and service of key personnel, including its Chief Executive Officer, executive team and other highly skilled employees. Experienced personnel in the technology industry are in high demand and competition for their talents is intense. We may not be able to retain our key employees or replace them when necessary.

RISKS RELATED TO OUR OPERATIONS AND INFRASTRUCTURE

We rely on third-party network operators, data centers, and service providers, and any disruptions to these systems could negatively impact our business.

Our operations depend on the continuous availability and reliability of network infrastructure, data centers, and cloud service providers. Any system failure, service interruption, or infrastructure damage—whether within our own facilities or those of our third-party partners—could result in service disruptions, loss of revenue, reputational harm, and financial liabilities.

●

Ting Internet relies on our Fiber Network, as well as third-party Partner Network Providers in certain markets. Damage to network facilities, failure to maintain government authorizations, or non-compliance with regulations by these third parties could disrupt our service and result in financial losses.

●

Wavelo depends on data centers, public cloud providers, and key observability service providers to monitor outages and ensure platform availability. Service interruptions could impact billing and provisioning services for clients, affecting customer retention and revenue.

●

Tucows Corporate – Mobile Services operates on third-party wireless networks. Failures in their network infrastructure, security breaches, or regulatory non-compliance could lead to subscriber losses, increased costs, or operational challenges. Our Master Services Agreement does not provide indemnification for network outages or disruptions, increasing our exposure to risk.

●

Tucows Domains depends on IT and communications systems housed in data centers, some of which are in regions with high seismic activity. System failures due to natural disasters, cyberattacks, sabotage, or financial instability of data center operators could cause prolonged service outages, negatively affecting our brands, revenue, and profitability.

Some of our businesses rely on Network Operators. Failure by a Network Operator to obtain the proper licenses, approvals and or permits from regulatory authorities would cause us to be unable to successfully operate those businesses.

The FCC licenses currently held by our Network Operators and their third-party affiliates to provide wireless services are subject to renewal and revocation. There is no guarantee that their wireless or network licenses will be renewed. The FCC requires all licensee to meet certain requirements, including so-called “build-out” requirements, to retain their licenses. Their failure to comply with certain FCC requirements in a given license area could result in the revocation of their license for that geographic area. This could impact our ability to scale operations, meet customer demand, and achieve projected revenue growth. Additionally, increased regulatory requirements could lead to higher compliance costs and extended buildout timelines.

We are subject to minimum purchase commitments with some partner network providers and mobile network operators.

In certain Ting markets, we operate on third-party-owned internet networks, including municipal and private ("Partner Network Providers"), rather than building our own infrastructure. We pay fees based on minimum purchase commitments, which often increase as network construction expands and new serviceable addresses become available. To maintain profitability in these markets, we must grow our customer base and manage churn to offset these fixed costs.

Additionally, under our Ting Mobile agreement, we have a "take or pay" minimum purchase commitment with our MNO supplier. We are committed to a minimum of $18.5 million in remaining payments through February 16, 2026. Due to the small size of our retained mobile subscriber base, we expect to incur penalties related to underutilization, with $1.3 million accrued as of December 31, 2024. If we fail to grow our mobile customer base or renegotiate these obligations, our cost of revenue may increase, negatively impacting financial results. To date, renegotiation efforts have been largely unsuccessful, with only partial deferrals of penalty escalation. The Company expects to incur penalties throughout the year ending December 31, 2025 ("Fiscal 2025") and thereafter until the contract is complete in early 2026.

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

The execution of our Ting restructuring plans, involves risks that could adversely affect our business operations, financial condition, and growth strategy; including risks related to implementation difficulties, operational disruptions, and financial impacts.

To reflect the ongoing operational prioritizations of the Ting segment and to lower year-over-year operating expenses, we undertook the Ting workforce reductions on February 7, 2024 and October 30, 2024. The 2024 workforce reductions were aimed at streamlining the operations within our Ting segment and reducing capital expenditures. The successful execution of these plans was critical to our efforts to reduce costs, improve efficiency, and align our resources with strategic priorities. However, the implementation of the workforce reductions requires significant management attention and financial resources and is subject to a number of risks that could negatively impact our results of operations, including the following:

-

Implementation difficulties and costs: The process of implementing the Capital Efficiency Plan may encounter unforeseen challenges, including delays and higher-than-anticipated expenses. These difficulties could hinder our ability to achieve the anticipated benefits of the Plan, such as cost savings and improved operational efficiencies.

-

Operational Disruptions: Changes to our operational structure as part of the Capital Efficiency Plan, such as workforce reductions, may lead to temporary disruptions in our operations. These disruptions could adversely affect our ability to meet customer demands, maintain service quality, and achieve our growth objectives.

-

Financial Impacts: The Capital Efficiency Plan has resulted in significant costs related to severance, asset write-downs, and other restructuring charges, which were incurred in the current fiscal period. While these expenditures were necessary to implement the plan and are expected to yield long-term financial benefits, they have negatively impacted our profitability in the short term. There is also a risk that the anticipated efficiencies and cost savings may take longer than expected to materialize or may not fully offset the upfront costs.

-

Employee Morale and Retention: The Capital Efficiency Plan may impact employee morale and lead to challenges in retaining key personnel. Maintaining a motivated workforce is crucial to our ongoing success, and any negative effects on employee morale could adversely impact our business operations and financial performance.

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

-	Impede Growth: The restructuring plans are expected to significantly reduce capital expenditures, which will in turn slow, and in some markets pause, the expansion of the Ting Internet footprint. The resulting reduction in capital spend will result in fewer additions to the Company's Owned Infrastructure Serviceable Addresses, which in turn could lead to fewer net additions to Internet Subscribers Under Management and revenue growth.

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

RISKS RELATED TO CYBERSECURITY, DATA PRIVACY, AND INTELLECTUAL PROPERTY

We face cybersecurity risks that could disrupt our business, damage our reputation, and result in financial and legal liabilities.

As a provider of internet-based services, we collect, store, and process sensitive customer, employee, and business data across our operations. We rely on centralized data processing, online services, and third-party providers, increasing our exposure to cyber threats, data breaches, and unauthorized access. Any compromise of our network security or IT systems could lead to service disruptions, data loss, reputational harm, regulatory penalties, and financial liability.

Cyberattacks, including malware, phishing, ransomware, deepfake fraud, and AI-driven hacking techniques, continue to increase in sophistication, frequency, and impact. Nation-state actors and organized cybercriminal groups are increasingly targeting technology infrastructure providers, and as a company supporting core internet services, we may be at greater risk. AI-driven threats, such as realistic social engineering attacks and domain abuse, may further expose us to fraudulent activity, regulatory scrutiny, and increased compliance costs.

Additionally, supply chain attacks—particularly those targeting open-source software and third-party dependencies—have become more prevalent, increasing the risk of compromised infrastructure and security vulnerabilities. Despite our investments in security controls, fraud detection tools, and risk mitigation strategies, our defensive measures may not be sufficient to prevent or detect all cyber incidents.

A significant security breach, data loss, or service outage could result in legal claims, increased regulatory oversight, financial penalties, loss of customer trust, and damage to our competitive position, all of which could materially affect our business, financial condition, and results of operations.

Evolving laws and regulations governing intellectual property and internet services may expose us to increased liability and compliance costs.

The legal framework surrounding intellectual property, domain registration, and online content liability continues to evolve, and changes in these laws could increase our legal exposure, regulatory burden, and compliance costs.

As a provider of domain registration and hosting services, we do not monitor the appropriateness of domain names or website content created by our customers, nor are we required to do so under our ICANN accreditation. However, we may be subject to legal claims arising from illegal or infringing activities conducted by third parties using domains registered through our platforms. While we maintain policies to address misuse, we cannot prevent all violations, and enforcement efforts may result in legal disputes, reputational harm, or regulatory penalties.

Several laws currently shield internet service providers and domain registrars from liability, including:

●	The Communications Decency Act (CDA), which limits liability for user-generated content, except in cases of direct participation in unlawful activity.
●	The Digital Millennium Copyright Act (DMCA), which provides safe harbor protections for hosting third-party content, contingent on compliance with takedown requests.
●	The Anti-Cybersquatting Consumer Protection Act (ACPA), which governs domain name disputes and limits registrar liability absent bad faith intent to profit.

These protections, however, are subject to judicial interpretation and legislative changes, both in the U.S. and internationally. Some jurisdictions have introduced stricter content liability laws, data localization mandates, and intellectual property protections that may be difficult or costly to comply with. If courts narrow existing legal protections or governments impose new regulatory obligations on domain registrars, we may be required to modify our business practices, enhance compliance programs, or absorb additional operational costs.

Additionally, domain registrars are increasingly facing tort liability for domain disputes, security breaches, and fraudulent registrations. While we implement safeguards against unauthorized transfers, phishing, and domain hijacking, our defenses may not always be effective, and we may be subject to claims that increase our litigation exposure and financial risk.

We maintain general liability insurance, but coverage may be insufficient, disputed, or unavailable for certain claims. Any significant uninsured losses, regulatory penalties, or litigation costs could adversely impact our financial condition and results of operations.

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

Domain names are valuable assets, and cybersecurity risks could lead to their loss or misattribution of liability to us.

Domain names are valuable and critical assets for businesses, serving as digital storefronts and key components of brand identity, customer engagement, and online commerce. As a domain registrar, we facilitate the registration, renewal, and management of domain names on behalf of customers. However, cyber threats such as phishing, social engineering, credential theft, and unauthorized account access create risks that could result in the loss, transfer, or hijacking of valuable domain names.

In the event that we, our systems, or a customer’s account is compromised due to a cyberattack, the affected party may suffer significant reputational and financial harm. A lost or stolen domain name can lead to business disruption, loss of web traffic, loss of value, intellectual property disputes, and potential legal claims. Even if the security breach originates from a customer’s own systems, we may be blamed for failing to prevent the loss or unauthorized transfer of the domain, leading to liability exposure, regulatory scrutiny, or litigation.

Despite implementing security measures such as multi-factor authentication, domain locking, and account monitoring, no system is immune to attack. Additionally, evolving cyber threats—particularly AI-driven fraud, deepfake impersonation, and credential stuffing—may increase the likelihood of domain-related security breaches. If we are held responsible for a domain name loss, whether through direct fault or perceived negligence, our reputation, financial position, and operations could be materially impacted.

RISKS RELATED TO FINANCIAL AND MACROECONOMIC CONDITIONS

Our indebtedness could adversely affect our ability to raise additional capital to fund our operations, our ability to operate our business, execute our strategy divert our cash flow from operations for debt payments, and prevent us from meeting our debt obligations.

The Company’s wholly owned subsidiary, Ting Fiber, LLC, as well as its wholly owned subsidiaries are financed by the 2023 and 2024 Term Notes (as defined in Note 8 – Notes Payable to the Company’s Consolidated Financial Statements) as well as the Unit Purchase Agreement (“UPA”) with Generate (as defined in Note 13 – Redeemable Preferred Units to the Company’s Consolidated Financial Statements).

On May 4, 2023 (the "Closing Date"), Tucows Inc. through its indirect and wholly owned subsidiaries, including Ting Fiber, LLC, entered into a definitive agreement relating to a securitized financing facility related to (i) $168,357,000 of its 5.95% Secured Fiber Revenue Notes, Series 2023-1, Class A-2, (ii) $23,289,000 of its 7.40% Secured Fiber Revenue Notes, Series 2023-1, Class B and (iii) $46,859,000 initial principal amount of 9.95% Secured Fiber Revenue Notes, Series 2023-1, Class (together, the “2023 Term Notes”). On the Closing Date, Ting Issuer LLC, a Delaware limited liability company (the “Issuer”), a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company issued the 2023 Term Notes. The net proceeds from the issuance of the 2023 Term Notes were $220.5 million, after deducting a debt discount of $11.2 million and issuing costs of $6.7 million. As of March 13, 2025, our outstanding 2023 Term Notes was $238.5 million.

On August 20, 2024, Tucows Inc., through its indirect and wholly owned subsidiaries, including Ting Fiber, LLC, entered into a definitive agreement relating to a securitized financing facility related to a privately placed securitization transaction. On August 20, 2024, Ting Issuer LLC, the Issuer, a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company, issued the 2024 Term Notes. The net proceeds from the issuance of the 2024 Term Notes were $61.0 million, after deducting issuance costs of $2.0 million. As of March 13, 2025, our outstanding 2024 Term Notes was $63 million.

The 2023 Term Notes and 2024 Term Notes are secured by certain of the Ting Issuer LLC's, revenue-generating assets, consisting principally of fiber-network related agreements, fiber-network assets and customer contracts (collectively, the “Securitized Assets”) that are owned by certain other limited-purpose, bankruptcy-remote, wholly owned indirect subsidiaries of the Company that act as the Guarantors (collectively with the Issuer, the “Obligor”) under the Base Indenture, dated as of May 4, 2023 (the “Base Indenture”). The 2023 Term Notes and 2024 Term Notes are subject to a series of covenants, restrictions and other investor protections including (i) that the Issuer maintains specified reserve accounts to be used to make required payments in respect of the 2023 Term Notes and 2024 Term Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, (iii) certain indemnification payments, (iv) the guarantors comply with standard bankruptcy-remoteness covenants, including not guaranteeing or being liable for other affiliates debts or liabilities, and (v) covenants relating to recordkeeping, access to information, and similar matters. Our ability to remain in compliance with our operating restrictions, generate cash flow from operations to maintain reserve account, make principal, interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors and changes in government monetary or fiscal policy. Failure to maintain compliance with operating restrictions of our credit facility could result in a default and could have a material adverse effect on our business and results of operation.

As of March 13, 2025,Generate has purchased preferred units under the UPA for an aggregate amount equal to $91.5 million, with a further capital commitment of $108.5 million available to Ting Fiber, LLC through Milestone Fundings (Please see “Note 13– Redeemable preferred units” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report) . The terms of Ting Fiber, LLC'S amended and restated limited liability company agreement (the "LLC Agreement") with Generate prohibit Tucows from funding the operations or capital investments in Ting Fiber, LLC with funds generated by its subsidiaries outside of Ting Fiber, LLC's or its wholly owned subsidiaries (“Tucows businesses excluding Ting”). In order to continue the planned expansion of the Ting Internet footprint and fund future operating losses, we may need to access Milestone Fundings under the UPA, as well as engage in equity and further debt financing. Our ability to achieve the Milestones to access the additional funding under the UPA will depend on our future performance, which will be affected by a range of economic, competitive and business factors and changes in government monetary or fiscal policy. Our financing partner, Generate, may not grant permission for Ting Fiber, LLC to engage in further debt or equity financings. Failure to access the additional funding, could have a material adverse effect on our business. In addition, the terms of the LLC Agreement restrict distribution from Ting Fiber, LLC's net cash flow without Generate's consent.

On September 22, 2023, the Company and its wholly owned subsidiaries, Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Wavelo, Inc. and Tucows (Emerald), LLC (each, a “Borrower” and together, the “Borrowers,” collectively with the Company, “Tucows”) and certain other subsidiaries of the Company, as guarantors, entered into a Credit Agreement (the “2023 Credit Agreement”) with Bank of Montreal, as administrative agent (“BMO” or the “Agent”), and the lenders party thereto, to, among other things, provide the Borrowers with a revolving credit facility in an aggregate amount not to exceed $240 million (the “2023 Credit Facility”). The Borrowers may request an increase to the 2023 Credit Facility through new commitments of up to $60 million if the Total Funded Debt to Adjusted EBITDA Ratio (as defined in the 2023 Credit Agreement) is less than 3.75:1.00. The 2023 Credit Facility expires on September 22, 2026, which is the third anniversary of the effective date of the 2023 Credit Facility. The 2023 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Agreement requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio by maintaining at all times a Total Funded Debt to Adjusted EBITDA Ratio of not more than (i) 4.50:1:00 at any time from and after the Closing Date to and including December 30, 2023; (ii) 4.25:1:00 from December 31, 2023 to and including March 30, 2024; (iii) 4.00:1.00 from March 31, 2024 to and including June 29, 2024; and (iv) 3.75:1.00 thereafter; and (2) an interest coverage ratio by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio (as defined in the 2023 Credit Agreement) of not less than 3.00:1.00. Tucows businesses excluding Ting are financed by the Company’s 2023 Credit Facility. As of March 13, 2025, our outstanding debt under the 2023 Credit Facility was $195.4 million with remaining committed funds of $44.6 million. Absent sufficient cash flows from operations, Tucows businesses excluding Ting may need to engage in equity or debt financings to secure additional funds to meet our operating and capital needs. The covenants and restrictions on the 2023 Credit Facility may prevent the Tucows businesses excluding Ting from accessing the remaining committed funds if additional financing is required.

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

The agreements governing our current 2023 Credit Facility impose significant operating and financial restrictions on Tucows businesses excluding Ting. These restrictions, subject in certain cases to customary baskets, exceptions, and incurrence-based ratio tests, may limit our subsidiaries' ability to engage in some transactions, including the following: incurring additional indebtedness and issuing stock; paying dividends, share repurchases or making other restricted payments or investments; selling assets, properties, or licenses that we have or in the future may procure, creating liens on assets; engaging in mergers, acquisitions, business combinations, or other transactions.

The trailing twelve month debt to Adjusted EBITDA ratio was 3.26:1.00 as of December 31, 2024 for the Tucows businesses excluding Ting. Our covenants under the Company’s 2023 Credit Facility required us to maintain a debt to Adjusted EBITDA ratio of not more than 3.75:1.00. Our ability to remain in compliance with our operating restrictions, generate cash flow from operations to make principal, interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors as well as changes in government monetary or fiscal policy. Failure to maintain compliance with the operating restrictions of the 2023 Credit Facility could result in default and could have a material adverse effect on our business.

With respect to the UPA, Ting Fiber, LLC is obligated to redeem Generate's equity interests for an amount equal to the outstanding capital balance plus the unsatisfied preferred return (and pay a make-whole premium if the redemption of the preferred units occurs within the four years following the closing of the transaction (the "Transaction Close"), upon certain conditions, including a material breach of any Tucows' credit agreement that is not cured, the failure to pay the preferred return in two consecutive quarters following the second anniversary of the Transaction Close, and the six year anniversary of the Transaction Close. These restrictions could limit our ability to react to changes in our operating environment or the economy. Triggering the make-whole provision could have a material adverse effect on our business.

With respect to the 2023 and 2024 Term Notes are secured by certain of the Company’s revenue-generating assets, consisting principally the Securitized Assets that are owned by the Obligor under the Base Indenture. The 2023 and 2024 Term Notes are subject to a series of covenants, restrictions and other investor protections including (i) that the Issuer maintains specified reserve accounts to be used to make required payments in respect of the 2023 and 2024 Term Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, (iii) certain indemnification payments, (iv) the guarantors comply with standard bankruptcy-remoteness covenants, including not guaranteeing or being liable for other affiliates debts or liabilities, and (v) covenants relating to recordkeeping, access to information, and similar matters. Our ability to remain in compliance with our operating restrictions, generate cash flow from operations to maintain reserve account, make principal, interest payments on our debt will depend on our future performance, which will be affected by a range of economic, competitive and business factors as well as changes in government monetary or fiscal policy. Failure to maintain compliance with the operating restrictions of our credit facility could result in default and could have a material adverse effect on our business.

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

Our preferred unit financing arrangement could impact our financial condition by diverting cash flow to debt payments and limiting our ability to operate effectively. It also imposes operational and financial milestones on our Ting segment, which could restrict access to additional funding.

On August 8, 2022, Ting Fiber, LLC entered into the UPA with Generate under which Ting Fiber, LLC has committed to issue and sell $60 million of Series A Preferred Units at the Initial Funding, subject to customary closing conditions, and an additional aggregate of $140 million Series A Preferred Units if the Milestones are achieved over a three year period from the date of the Transaction Close. As of March 13, 2025, our outstanding preferred units purchased under the UPA was $91.5 million, with a further capital commitment of $108.5 million available to Ting LLC through Milestone Fundings.

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

As a Company with multinational operations. Expansion into international markets is a continued element of our growth strategy. Introducing and marketing our services internationally, developing direct and indirect international sales and support channels and managing foreign personnel and operations all require significant management attention and financial resources. We face a number of risks associated with expanding our businesses internationally that could negatively impact our results of operations, including the following:

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

The Company’s  subsidiary Ting will require additional financing in order to meet its future financial obligations.

Ting incurred a net loss of $121.7 million and $119 million for the year ended December 31, 2024 and the year ended December 31, 2023, respectively. At December 31, 2024, Ting had $61.7 million in cash and cash equivalents, restricted cash and restricted cash equivalents, $1.2 million in accounts receivable, $1.2 million in accounts payable and $15.8 million in accrued liabilities. At December 31, 2024, Ting's long term liabilities included $287.6 million payable on the 2023 and 2024 Term Notes as well as $122.1 million on the Redeemable Preferred Units. Ting incurred an operating cash flow deficit of $49.9 million and $50.4 million for the year ended December 31, 2024 and the year ended December 31, 2023, respectively. Ting has scheduled interest payments of $39.9 million in the twelve months following December 31, 2024.

Ting may not be able to meet its financial obligations over the twelve months following December 31, 2024 without additional financing. Ting has historically relied on the proceeds from its Redeemable Preferred Units as well as its 2023 and 2024 Term Notes to fund its operations and the expansion of the Ting fiber Internet footprint. Ting currently has limited capacity to expand its borrowings under the Base Indenture and it is uncertain whether Ting will be able to access additional Milestone Fundings under the Redeemable Preferred Unit facility. Our ability to obtain additional financing if required will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to further restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained, and which could result in additional dilution to our stockholders. If we do not have sufficient funds to continue operations, Ting could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

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

The Company continues to operate in a challenging macro environment as inflation and interest rates continue to rise globally. The impact of these issues on our business will vary by geographic market and operating segment. We continue to monitor economic conditions closely, as well as segment revenues, cash position, cash flow from operations, interest rates and other factors. The Company continues to monitor and assess wage inflation across all our operating segments - Ting, Tucows Domains, and Wavelo, and is managing it against offsets in hiring plans and contractor mix. Our Ting segment is also exposed to inflation through its Fiber Network build and installation costs, and sustained levels of inflation increase the costs of related materials and contracted labor. We continue to assess ways to reduce costs, however there can be no assurance as to the effectiveness of our efforts to mitigate any impact of the adverse economic conditions, and other unknown developments.

We have substantial debt obligations, including credit facilities and term notes. Our ability to service this debt depends on operational cash flows, borrowing capacity, and prevailing interest rates. Rising interest rates or changes in the credit market could increase the cost of debt servicing, limit our ability to access additional financing on favorable terms, or affect our ability to deploy capital for strategic initiatives. In the event of an economic downturn, reductions in IT spending by businesses and consumers could negatively impact demand for domain registrations, website services, and fiber broadband subscriptions, further affecting our financial condition.

In addition, our exposure to interest rate fluctuations relate primarily to our 2023 Credit Facility, entered into on September 22, 2023.  The Company's interest rates are based on the Secured Overnight Financing Rate ("SOFR").

Macroeconomic, geopolitical, and market conditions may adversely affect our business, financial condition, and operating results.

Our financial performance is directly and indirectly impacted by global and regional economic conditions, which in turn are influenced by financial market volatility, inflation, interest rates, tariffs, trade disputes, credit availability, and overall consumer and business confidence. Economic uncertainty may result in reduced business investment, delayed spending decisions, or cost-cutting measures by customers, which could negatively impact demand for our domain services, internet infrastructure, and platform offerings. Additionally, weak economic conditions may lead to reduced public-sector spending and shifts in government policies that affect telecommunications infrastructure and internet governance.

Political instability, trade restrictions, and geopolitical conflicts—including the war in Ukraine, ongoing tensions in the Middle East, and the potential expansion of these conflicts—may disrupt supply chains, increase regulatory uncertainty, or impact global financial markets, leading to fluctuations in currency exchange rates, interest rate volatility, and potential restrictions on international business operations. In particular, changes in trade policies, tariffs, and taxation laws could affect our cost structure, cross-border transactions, and market access.

Additionally, prolonged economic downturns or tightening credit conditions may increase our exposure to customer credit risk, impact our receivables collections, and result in higher allowances for doubtful accounts. If these conditions persist, they could have a material adverse effect on our business, financial condition, and results of operations.

RISKS RELATED TO REGULATORY AND LEGAL COMPLIANCE

Changes in government regulations may increase compliance costs and impact our business operations.

Our business is subject to evolving federal, state, and international regulations, which may increase operational costs, restrict market access, or impact future growth.

The FCC grants wireless licenses that are subject to renewal and revocation. If our Network Operator’s license is not renewed or if compliance requirements change, it could disrupt our service offerings. Additionally, various state regulations on billing practices, privacy, and consumer protection could increase compliance costs and make it more difficult to implement national sales and marketing programs

Our Tucows Domains segment operates in a regulatory environment that is increasingly complex and subject to change. Governments worldwide may impose new laws affecting online resellers, content liability, privacy, consumer protection, and cross-border commerce. Changes in tax regulations, content policies, or data security requirements could result in higher compliance costs, increased liability, or restrictions on our ability to provide services

The adoption of new regulations, reinterpretation of existing laws, or removal of legal protections for internet services could hinder market growth, increase costs, or disrupt our operations, potentially impacting our financial condition and results of operations.

We may be subject to unforeseen liabilities or unenforceable customer agreements, which could negatively impact our financial results.

Our Domain Services business operates globally under standard customer agreements that outline the terms of our services and include provisions intended to limit our liability. These agreements are typically executed electronically or deemed accepted through continued use of our services. While this approach aligns with industry practices, courts in certain jurisdictions could challenge the validity or enforceability of these agreements, potentially exposing us to increased legal liability and compliance costs.

Although we maintain general liability insurance, coverage may be insufficient or disputed, and claims may exceed policy limits. Additionally, while we seek indemnifications from technology and content providers, we cannot guarantee their accuracy or adequacy. If we are required to pay claims that are uninsured, underinsured, or not covered by indemnification, our financial condition and operating results could be materially affected.

We are exposed to risks related to online payment fraud, chargebacks, and evolving payment technologies.

Across all our business segments, we are exposed to risks associated with credit card transactions, chargebacks, and online payment fraud, regardless of whether services operate on a postpaid or prepaid basis. A significant portion of our revenue comes from online credit card transactions, where we assume liability for fraudulent and disputed charges under industry rules. If chargeback rates exceed established thresholds, we may face higher processing fees, penalties, or restrictions from payment networks, which could impact our ability to accept credit card payments.

Additionally, in our postpaid businesses, including Tucows Corporate – Mobile Services, Ting and Wavelo, our ability to manage credit risk while acquiring profitable customers is critical. These segments have relatively short operating histories, and we may be unable to accurately predict customer defaults, fraud risks, or collection challenges. Factors such as regulatory changes, competitive pricing strategies, or consumer behavior shifts may further impact our ability to mitigate credit risk and maintain profitability.

If fraud rates rise or credit losses exceed expectations, we may need to implement costly fraud prevention measures, enhance credit risk models, or absorb financial losses, all of which could negatively impact our margins, operational efficiency, and overall financial performance.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

We are subject to income and other taxes in a number of jurisdictions and our tax structure is subject to review by both domestic and foreign tax authorities. We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, deferred tax assets and liabilities and any valuation allowance that may be recorded against our deferred tax assets. Although we believe that our estimates are reasonable, the ultimate determination of our tax liability is always subject to review by the applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition in the period or periods for which such determination is made. Our current and deferred tax liabilities could be adversely affected by:

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

Changes in ICANN policies, fees, and oversight may impact our domain registration business.

ICANN oversees the domain name registration system and imposes fees on domain registrar. They operate as a private sector, not-for-profit entity but faces ongoing public, governmental, and industry scrutiny regarding its governance, policies, and decision-making processes. Regulatory bodies, including the U.S. Congress and international authorities, periodically evaluate ICANN’s role, policies, and fee structures, which could lead to structural changes, increased regulation, or shifts in oversight. These changes may introduce uncertainty and potential instability in the domain registration market.

We face several risks related to ICANN’s oversight and evolving policies, including:

●	Fee increases which could raise our costs or deter domain registrations.
●	Changes to the Registrar Accreditation Agreement that could be disadvantageous or, in extreme cases, prevent us from operating as a registrar.
●	Conflicts between ICANN policies and national laws, leading to compliance challenges or operational restrictions in certain jurisdictions.
●	Legal or regulatory actions against ICANN, which could impact its authority and introduce uncertainty into the domain name system.
●	International regulatory bodies, such as the ITU or the EU, gaining greater influence over domain governance, potentially leading to new taxation, privacy, or competition regulations.

If any of these events occur, they could disrupt the stability of the domain registration market, increase our compliance costs, or reduce our ability to operate efficiently, negatively affecting our wholesale and retail domain businesses.

RISKS RELATED TO CAPITAL MARKETS AND STOCK VOLATILITY

Our share price may be volatile, and investors may be unable to sell shares at a favorable price.

The market price of our common stock has fluctuated and may continue to experience significant volatility, regardless of our financial performance. Investors may be unable to resell their shares at a desired price due to market conditions, reduced trading volume, or negative sentiment toward our stock.

Several factors may contribute to this volatility, including:

●	Actual or anticipated variations in our quarterly financial results;
●	Service disruptions or outages that impact customer trust and operational performance;
●	Seasonal fluctuations in demand for our services and those of our customers;
●	Announcements of new technologies or competitive services in our industry;
●	Market perceptions of our business strategy, growth initiatives, and execution;
●	Stock performance of companies in our sector, particularly those considered comparable to us;
●	Analyst ratings, short-seller activity, or media coverage of our company;
●	Macroeconomic trends affecting the technology and internet sectors.

The stock market, particularly for internet, technology, and telecom companies, has experienced periods of significant volatility. Broader market trends, economic conditions, or shifts in investor sentiment toward our industry may further impact our stock price, trading volume, and overall market valuation.

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance long-term shareholder value.

On February 13, 2025, our Board of Directors approved a stock repurchase program authorizing the Company to buy back up to $40 million of its common stock in the open market. The program commenced on February 14, 2025, and is expected to terminate on February 13, 2026.

While the Company has previously repurchased shares under similar programs, we are under no obligation to repurchase shares under this program, nor are we obligated to complete purchases up to the full authorized amount. The timing, quantity, and pricing of repurchases will depend on market conditions, available liquidity, and other strategic considerations, and the program may be modified, suspended, or discontinued at any time at the discretion of our Board.

Stock repurchase programs can impact our share price and market volatility, but there is no assurance that the repurchase program will enhance the long-term value of our stock or generate returns for shareholders.

RISKS RELATED TO ENVIRONMENTAL, SOCIAL, GOVERNANCE (ESG) FACTORS

Energy consumption from data centers and internet infrastructure may result in higher costs and increased regulatory scrutiny.

Our operations rely on data centers, cloud computing resources, and domain registration infrastructure, all of which require significant energy consumption. As governments introduce carbon reduction policies and energy efficiency mandates, we may face higher electricity costs, increased environmental compliance requirements, and potential pressure from investors to adopt more sustainable energy practices. If we are unable to reduce our carbon footprint or comply with future environmental regulations, we could face reputational risks and higher operational costs.

Investor and regulatory expectations for ESG (Environmental, Social, and Governance) transparency may require additional disclosures and compliance efforts.

Institutional investors, regulatory agencies, and industry stakeholders are increasingly focused on ESG performance and corporate sustainability disclosures. We may be required to implement new reporting frameworks, publish ESG-related data, or enhance corporate governance structures to meet investor expectations and regulatory requirements in the U.S., the U.K., Canada, and Europe. In addition, stakeholder expectations are not uniform, and both opponents and proponents of various ESG-related matters have increasingly resulted in a range of activism to advocate for their positions, including Anti-ESG positions. We could also be criticized by ESG detractors for the scope or nature of our ESG policies and practices. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could impact our access to capital markets, investor sentiment, and corporate reputation.

Our business and financial performance could be adversely impacted by climate change, environmental disruptions, and other unforeseen disasters or crises.

Our business operations, financial condition, and results of operations could be negatively affected, directly or indirectly, by extreme weather events, environmental disasters, public health crises, and other large-scale disruptions. These events are inherently unpredictable and may impact us directly, by causing physical damage to infrastructure, disrupting service delivery, or increasing operational costs, or indirectly, by affecting customer demand, supply chain stability, or broader economic conditions.

As climate-related risks continue to evolve, our fiber network infrastructure, data centers, and operational facilities may be exposed to hurricanes, wildfires, floods, and other extreme weather events. Damage to physical assets may disrupt network services, increase maintenance and repair costs, and contribute to customer churn, which could impact revenue. Additionally, the cost of insurance, regulatory compliance, and infrastructure hardening may increase over time, potentially affecting our capital expenditure planning and overall profitability.

Our ability to mitigate the impact of such events depends on the effectiveness of our business continuity planning, network resilience strategies, and disaster recovery measures. However, unanticipated disruptions or insufficient preparedness by local, national, or international emergency responders, supply chain partners, or other key stakeholders could exacerbate the financial and operational consequences of such events.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.  CYBERSECURITY

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

The Company follows an established process to identify and evaluate risks from cybersecurity threats that may arise internally or through the introduction of third parties to the ISMS. This evaluation is part of the Company's risk management process. The process may include, but is not limited to, evaluating the third party's cybersecurity maturity and/or imposing certain contractual conditions.

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

Cybersecurity incidents are responded to in accordance with the Company’s established Cybersecurity Incident Response Plan (“IRP”). In the event of an incident, we follow our IRP, which includes evaluation of the severity of the incident based on factors such as the number of assets affected, the extent of the incident, the likelihood of inappropriate data exposure, operational impact and/or reliability impact. Dependent upon the severity of an incident, the incident is escalated to the senior leadership, including the CEO and senior leadership. Senior leadership then determines whether, based on various factors, the incident requires immediate escalation to the Board of Directors and to third-party incident response organizations and notification to functional areas, such as legal and finance, as well as senior leadership and the Board, and external entities, as appropriate and required. We maintain relationships with third-party Digital Forensics and Incident Response (“DFIR”) service providers to strengthen our incident response capabilities in the event that we determine the need to augment our effort during an incident and to provide us additional assurance that our responses to complex incidents or highly sophisticated threat actors have been effective and complete.

Although the risks from cyber threats have not materially affected our business strategy, results of operations, or financial condition to date, they may in the future and we continue to closely monitor cyber risk. For a detailed description of the risks related to cybersecurity, see Item 1A. “Risk Factors.” of this Annual Report, which should be read in conjunction with this Item 1C.

Board Governance and Management

The Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership manages our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. The corporate information security function is responsible for managing and continually enhancing our information security posture and information security infrastructure with the ultimate goal of preventing cybersecurity incidents and reducing their severity to the extent feasible, while simultaneously increasing our resilience in an effort to minimize the business impact should an incident occur.

Senior leadership, including our CEO, who also has relevant experience in cybersecurity matters, regularly brief the Board of Directors on our cybersecurity and information security initiatives, and the Board of Directors is apprised of cybersecurity incidents deemed to have a material business impact.

ITEM 2.  PROPERTIES

Our principal administrative, engineering, marketing and sales office is located in Toronto, Canada, and consists of approximately 27,000 square feet. We lease satellite offices in various cities across the U.S. as well as internationally in Germany and Denmark. The Toronto, Canada office supports all of our segments. Leased satellite offices across the U.S. support the Ting segment, while European offices support Tucows Domains.

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

As of  March 13, 2025, Tucows had 74 shareholders of record.

We have not declared or paid any cash dividends on our common stock during the fiscal years ended December 31, 2024 and December 31, 2023, and we do not intend to do so in the immediate future, but we may decide to do so in the future depending on ongoing market conditions. Our ability to pay any cash dividends on our common stock, should our Board decide to do so, is also dependent on our earnings and cash requirements and may, from time to time, be governed by the terms of our credit agreements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

2025 Stock Buyback Program:

On February 13, 2025, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 14, 2025 and is expected to terminate on February 13, 2026.

2024 Stock Buyback Program:

On February 22, 2024, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 23, 2024 and terminated on February 13, 2025. The Company did not repurchase shares under this program.

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

	Year Ended December 31,
	2024	2023	2022
Common stock received in connection with share-based compensation
Number of shares	-	-	3,053
Aggregate market value of shares (in thousands)	$-	$-	$197
Average price per share	$-	$-	$64.67

STOCK PERFORMANCE GRAPH

The following graph and table compares the Company's stock performance to three stock indices over a five-year period assuming a $100 investment was made on the last day of fiscal year 2019.

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

For the years ended December 31, 2024, 2023 and 2022, we reported revenue of $362 million, $339 million and $321 million, respectively.

Ting

Ting and its wholly owned subsidiaries, Cedar and Simply Bits, includes the provision of high-speed Internet access services to select towns throughout the United States, with operations focused on serving existing markets. Our primary sales channel is through the Ting website. The primary focus of this segment is to provide reliable Gigabit Fiber and Fixed Wireless Internet services to consumer and business customers. Revenues from Ting Internet are all generated in the U.S. and are billed on a monthly basis. Ting Internet services have no fixed contract terms.

As of December 31, 2024, Ting Internet had access to 134,000 owned infrastructure serviceable addresses, 45,000 partner infrastructure serviceable addresses and 51,000 active accounts under its management; compared to having access to 121,000 owned infrastructure serviceable addresses, 29,000 partner infrastructure serviceable addresses and 43,000 active accounts under its management as of December 31, 2023. These figures exclude the increase in serviceable addresses and accounts attributable to the Simply Bits acquisition.

On February 7, 2024 Ting committed to the February 2024 workforce reduction, which aimed to realign the Company's operational structure within the Ting operating segment and reduce Ting's workforce by 13%, or 7% of the Company’s total workforce, to better support strategic objectives. The February 2024 workforce reduction was designed to streamline operations and reduce operating expenses within the Ting operating segment. Substantially all of the employees impacted by the workforce reduction were notified on February 7, 2024 and have since exited the Company. The Company incurred non-recurring charges of approximately $3.2 million in connection with the workforce reduction, primarily consisting of severance payments, notice pay, employee benefits contributions and outplacement costs.

On October 30, 2024, Ting undertook a capital efficiency plan (the “Capital Efficiency Plan”) to reflect the ongoing operational and financial prioritization of the Ting business and to lower the Company's year-over-year operating expenses and capital outlays, which impacted approximately 42% of Ting's workforce or 17% of the Company's total workforce. The Company incurred non-recurring charges of approximately $7.7 million in connection with the Capital Efficiency Plan, primarily consisting of severance payments, notice pay, employee benefits contributions and outplacement costs.

The Company expects that both the 2024 workforce reductions and Capital Efficiency Plan will realize personnel and related expense (net of capitalization) savings with the majority of the savings in sales and marketing, including related network support functions, followed by smaller impacts in technical operations and development, direct cost of revenues, network, general and administrative, and other costs. In Fiscal 2024 the realized savings will be partially offset by costs associated with both plans. These costs referenced above are classified as transitional and are excluded in our Adjusted EBITDA, which is a non-GAAP financial measure. Please see discussion of Adjusted EBITDA as well as the Adjusted EBITDA reconciliation to net income in the Results of Operations section below.

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

Our primary distribution channel is a global network of more than34,000 resellers that operate in 200 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of gTLD and the country code top-level domain options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface, easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale, primarily branded as OpenSRS, eNom, EPAG and Ascio, derives revenue from its domain name registration service. Together the OpenSRS, eNom, EPAG and Ascio Domain Services manage 24.5 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management has decreased by 0.1 million, or less than 1%, since December 31, 2023.

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

Retail, primarily the Hover and eNom portfolio of websites, including eNom, and eNom Central, derive revenues from the sale of domain name registration and email services to individuals and small businesses. Our retail domain services also include our Personal Names Service – based on over 34,000surname domains – that allows roughly two-thirds of Americans to purchase an email address based on their last name. The retail segment now includes the sale of the rights to its portfolio of surname domains used in connection with our RealNames email service and our Exact Hosting Service, that provides Linux hosting services for individual and small business websites.

KEY BUSINESS METRICS AND NON-GAAP FINANCIAL MEASURES

We regularly review a number of business metrics, including the following key metrics and non-GAAP financial measure, to assist us in evaluating our business, measure the performance of our business model, identify trends impacting our business, determine resource allocations, formulate financial projections and make strategic business decisions. The following tables set forth the key business metrics which we believe are the primary indicators of our performance for the periods presented:

Ting Internet	For the year ended December 31,
	2024	2023	2022
		(in '000's)
Ting Internet accounts under management	51	43	35
Ting Internet owned infrastructure serviceable addresses (1)	134	121	96
Ting Internet partner infrastructure serviceable addresses (1)	45	29	19

(1)	Defined as premises to which Ting has the capability to provide a customer connection in a service area.

Tucows Domains	As of December 31,
	2024	2023	2022
		(in '000's)
Total new, renewed and transferred-in domain name registrations provisioned(1)	21,765	22,031	21,774
Domains under management:
Registered using Registrar Accreditation belonging to the Tucows Group	17,537	17,565	17,921
Registered using Registrar Accreditation belonging to Resellers	6,963	6,995	6,469
Total domain names under management	24,500	24,560	24,390

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.

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

Wavelo

Wavelo launched as a proven asset for CSPs, with EchoStar using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform. More recently, Ting Internet has also integrated Wavelo’s ISOS and SM software to enable faster subscriber growth and footprint expansion. With our external platform and professional services revenues concentrated to one customer in EchoStar, we are exposed to significant risk if we are unable to maintain this customer relationship or establish new relationships for any of our Platforms in the future. Additionally, our revenues as a platform provider are directly tied to the subscriber volumes of EchoStar's MVNO or MNO networks, and our profitability is contingent on the ability of EchoStar to continue to add subscribers, either from organic growth or from migration off legacy systems, onto our platforms.

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

Other opportunities, challenges and risks

The Company is entitled to a long-term payment stream that is a function of the margin generated by the transferred subscribers over the 10-year term of the EchoStar Purchase Agreement executed in Fiscal 2020. This consideration structure may not prove to be successful or profitable in the long-term to us if the existing subscriber base churns at an above average rate. Additionally, given EchoStar controls the revenues and costs incurred associated with the acquired subscribers, there could arise a situation where profitability for the subscriber base is diminished either by lower price points or cost inflation. Additionally, as part of the EchoStar Purchase Agreement, the Company retained a small number of customer accounts associated with one MNO agreement that was not reassigned to EchoStar at time of sale. We continue to be subject to the minimum revenue commitments previously agreed to with this excluded MNO agreement. The Company is able to continue adding customers under the excluded MNO network in order to meet the commitment. However, with no direct ability to change customer pricing and limited ability to renegotiate contract costs or significant terms, the Company may be unable to meet the minimum commitments with this MNO partner and could incur significant and recurring penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO. During the twelve months ended December 31, 2024, the Company has accrue d $1.3 million of penalties associated with the minimum commitment shortfall. The Company expects to incur penalties throughout 2025 and thereafter until the contract is complete.

An in-depth assessment of the risk factors impacting our businesses has been discussed at length above in Part I under the caption "Item 1A Risk Factors" in this Annual Report.

Critical Accounting Estimates

The following is a discussion of our critical accounting estimates. Critical accounting estimates are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. “Note 2 – Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for Fiscal 2024 included in Part II, Item 8 of this Annual Report, includes further information on the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Impairment of Goodwill and intangibles

Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of our operating segments to fall below their carrying values, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance, could result in a change in our operating segments, requiring a reallocation and updated impairment analysis of goodwill and indefinite life intangible assets.

We evaluate factors such as macro-economic, industry and market conditions including the capital markets, the competitive environment, in addition to other internal factors including changes to our market capitalization, cash inflows, obligations and access to capital of our segments.

Impairment of Property and equipment

The Company assesses its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When such indicators exist, management estimates the recoverability of the asset group based on the undiscounted future cash flows expected to be generated. If the carrying amount exceeds the estimated recoverable amount, an impairment loss is recognized for the excess of the carrying amount over the fair value of the asset group. We concluded that there were indications of impairment under the qualitative approach during Fiscal 2024 as a result of the decisions resulting from the Capital Efficiency Plan from October 2024. This resulted in an impairment charge of $17.7 million in Fiscal 2024 for both Ting assets under construction and computer equipment.

Management’s estimates are based on historical experience, available market information as applicable, third-party analysis, and various other assumptions that are believed to be reasonable under the circumstances at the time they are made. Given the subjectivity involved, changes in assumptions or market conditions could result in materially different outcomes.

Changes in estimates

There were no material changes to our critical accounting estimates during Fiscal 2024.

SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition Policy

The Company’s revenues are derived from (a) the provisioning of retail fiber Internet services in our Ting segment, (b) the provisioning of CSP focused platform and professional services in our Wavelo segment; and from (c) domain name registration contracts, other domain related value-added services, domain sale contracts, and other advertising revenue in our Tucows Domains segment. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as contract liabilities. All products are generally sold without the right of return or refund.

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

Ting and its subsidiaries, Cedar, and Simply Bits, includes the provision of high-speed Internet access services to select towns throughout the United States, with operations focused on serving existing markets. Our primary sales channel is through the Ting website. The primary focus of this segment is to provide reliable Gigabit Fiber and Fixed Wireless Internet services to consumer and business customers. Revenues are all generated in the U.S., have no fixed contract terms and are billed on a monthly basis, with unlimited bandwidth based on a fixed price.

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

For information about geographic areas, see “Note 20 – Segment Reporting” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

(d)	Corporate and all other - Mobile services and eliminations

Although we still provide mobile telephony services to a small subset of customers retained through the Ting Mobile brand as part of the EchoStar Purchase Agreement executed in Fiscal 2020; this revenue stream no longer represents the Company's strategic focus going forward. Instead we have transitioned towards being a platform provider for CSPs globally via our Wavelo segment. Effective January 1, 2022 we decided to exclude retail telephony services and transition services revenues from segment Adjusted EBITDA results as they are no longer centrally managed and not monitored by or reported to our CEO by segment.

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

These mobile services revenue streams also includes transitional services provided to EchoStar. These are billed monthly at established rates for services provided in period, including: the provision of sales, marketing, order fulfillment, and data analytics related to the legacy customer base sold to EchoStar. The Company recognizes revenue as the Company satisfies its obligations to provide transitional services.

As a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to EchoStar, over a period of 10 years. This has been classified as Other Income and not considered revenue in the current period.

Valuation of Goodwill, Intangible Assets and Long-Lived Assets

The excess of the purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At December 31, 2024, we had $130.4 million in goodwill related to our acquisitions and $24.8 million in intangible assets comprised of $12.3 million of indefinite life intangibles and $12.5 million of finite life intangible assets. At December 31, 2023, we had $130.4 million in goodwill related to our acquisitions and $29.5 million in intangible assets comprised of $12.3 million of indefinite life intangibles and $17.2 million of finite life intangible assets. As described above, we report our financial results as three operating segments, Ting, Wavelo and Tucows Domains. The goodwill balance is built up of $107.7 million (83%) related to Tucows Domains and $22.7 million (17%) related to Ting. Of our goodwill balance, $90.3 million is not deductible for tax purposes. The intangible asset balance is built up of $17.4 million (70%) related to Tucows Domains and $7.4 million (30%) related to Ting.

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

Our indefinite life intangible assets consist of surname domain names and direct navigation domain names. In order to maintain our rights to these domain names, we pay annual renewal fees to the applicable domain name registries. Over the course of time, we sometimes decide not to renew certain under-performing domain names and incur an impairment charge associated with such non-renewal. There was no impairment recorded on indefinite-life intangible assets during 2024, 2023 and 2022.

With regard to long-lived assets comprised of property and equipment and finite life intangible assets, we continually evaluate whether events or circumstances have occurred that indicate the remaining estimated useful lives of our definite-life intangible assets may warrant revision or whether the carrying amount of such assets may not be recoverable and exceed their fair value. We use an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. During Fiscal 2024, 2023 and 2022, property and equipment with net book values of $19.1 million, $4.8 million, and $0.1 million, respectively, were written off and included in impairment of property and equipment in the consolidated statements of comprehensive income (loss). $17.7 million of the impairment losses incurred in 2024 related to the announced Capital Efficiency Plan, both specific assets under construction projects no longer planned to be completed and the capital inventory to be used in those projects were assessed as an impairment loss. The full cost of the identified assets under construction impacted was recorded as an impairment loss as well as the difference between carrying value and liquidation value of capital inventory. The remaining $1.4 million impairment charges relate to specific network assets that were identified through routine inspections as being damaged and no longer in use. During Fiscal 2024, 2023 and 2022 there was no impairment recorded on definite-life intangible assets.

We performed a qualitative assessment to determine whether there were events or circumstances which would lead to a determination, whether it is more likely than not, that goodwill and indefinite life intangible assets have been impaired. In performing the qualitative testing, we made an evaluation of the impact of various factors to the expected future cash flows attributable to our reporting units and to the assumed discount rate which would be used to present value those cash flows. Consideration was given to factors such as macro-economic, industry and market conditions including the capital markets, the competitive environment, in addition to other internal factors including changes to our market capitalization, cash inflows, obligations and access to capital of our segments. We concluded that there were no indications of impairment under the qualitative approach. The analysis was consistent with the approach we utilized in prior years.

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

Any changes to our key assumptions about our businesses and our prospects, or changes in market conditions, could cause the fair value of our operating segments to fall below its carrying value, resulting in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance, could result in a change in our operating segments, requiring a reallocation and updated impairment analysis of goodwill and indefinite life intangible assets. A goodwill or intangible asset impairment charge could have a material effect on our consolidated financial statements because of the significance of goodwill and intangible assets to our consolidated balance sheet. There was no impairment of goodwill or intangible assets, both definite and indefinite life, as a result of the annual impairment tests completed during the fourth quarters of 2024,  2023 or 2022.

Accounting for Income Taxes

We operate in various tax jurisdictions, and accordingly, our income is subject to varying tax rates. Losses incurred in one jurisdiction cannot be used to offset taxable income in another jurisdiction. Our ability to use income tax loss carryforwards and future income tax deductions is dependent upon our operations in the tax jurisdictions in which such losses or deductions arise.  Significant judgment is required in determining our provision for income taxes and evaluating our uncertain tax positions.

We account for income taxes under the asset and liability method, which recognizes the deferred tax assets or liabilities for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that the benefit from the deferred tax assets will not be realized. In assessing the need for valuation allowance, historical and future levels of income, expectations and risks associated with estimates of future taxable income and tax planning strategies are considered. As of December 31, 2024, the valuation allowance of $51.7 million was recorded, which we are not expected to realize on a more than likely than not basis.

We apply a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if on the weight of available evidence, it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit that is more than 50% likely to be realized upon settlement. As of December 31, 2024, we did not recognize any uncertain tax provisions within the provision for income taxes.

See "Note 9 – Income Taxes" to the Consolidated Financial Statements for further information regarding income taxes included in Part II, Item 8 of this Annual Report.

Recently Issued Accounting Standards

See “Note 2 – Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for information regarding recently issued accounting standards.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2024 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2023

For additional information on our financial condition as of December 31, 2023 and results of operations, liquidity and capital resources for the year ended December 31, 2023 as compared to the year ended December 31, 2022, refer to Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on 10-K for the year ended December 31, 2023 which was filed with the United States Securities and Exchange Commission on April 1, 2024.

NET REVENUES

Ting

Ting and its subsidiaries, Cedar, and Simply Bits, includes the provision of high-speed Internet access services to select towns throughout the United States, with further expansion underway to both new and existing markets. Our primary sales channel is through the Ting website. The primary focus of this segment is to provide reliable Gigabit Fiber and Fixed Wireless Internet services to consumer and business customers. Revenues are all generated in the U.S., have no fixed contract terms and are billed on a monthly basis, with unlimited bandwidth based on a fixed price.

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

Corporate and all other - Mobile services and eliminations

Although we still provide mobile telephony services to a small subset of customers retained through the Ting Mobile brand as part of the EchoStar Purchase Agreement executed in Fiscal 2020; this revenue stream no longer represents the Company's strategic focus going forward. Instead we have transitioned towards being a Wavelo provider for CSPs globally.

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

These mobile services revenue streams also includes transitional services provided to EchoStar. These are billed monthly at set and established rates for services provided in period and include the provision of sales, marketing, order fulfillment, and data analytics related to the legacy customer base sold to EchoStar. The Company recognizes revenue as the Company satisfies its obligations to provide transitional services.

As a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to EchoStar, over a period of 10 years. This has been classified as Other Income and not considered revenue in Fiscal 2023 or 2024.

The following table presents our net revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2024	2023

Ting:
Fiber Internet Services	$59,732	$50,937

Wavelo:
Platform Services	39,824	37,082
Other professional services	37	1,588
Total Wavelo	39,861	38,670

Tucows Domains:
Wholesale
Domain Services	197,113	189,013
Value Added Services	19,882	17,712
Total Wholesale	216,995	206,725

Retail	37,644	35,372
Total Tucows Domains	254,639	242,097

Corporate and all other:
Mobile Services and eliminations	8,043	7,633

	$362,275	$339,337
Increase over prior period	$22,938
Increase - percentage	7%

The following table presents our net revenues, by revenue source, as a percentage of total net revenues:

	Year ended December 31,
	2024	2023

Ting:
Fiber Internet Services	16%	15%

Wavelo:
Platform Services	11%	11%
Other Professional Services	0%	0%
Total Wavelo	11%	11%

Tucows Domains:
Wholesale
Domain Services	55%	56%
Value Added Services	5%	5%
Total Wholesale	60%	61%

Retail	10%	10%
Total Tucows Domains	70%	71%

Corporate and all other:
Mobile services and eliminations	3%	3%

	100%	100%

Total net revenues for Fiscal 2024 increased by $23.0 million, or 7%, to $362.3 million compared the year ended December 31, 2023 ("Fiscal 2023"). The increase in net revenue was driven by higher revenues across all operations. The Domains segment increased $12.5 million in the current period primarily driven by pricing increases through the current period and strong performance in the Expiry stream. The Ting segment increased $8.8 million in the current period as a result of subscriber growth from the continued buildout of our Fiber network across the United States. The Wavelo segment increased $1.2 million in the current period as a result of the complete Boost Mobile subscriber base migration onto our platform, compared to the prior period where subscriber migrations were only complete at the end of June 30, 2023; offset by a decrease in other professional services revenues. Mobile Services and eliminations increased by $0.4 million attributable to decreased intercompany revenues partially offset by decreased Mobile services revenues.

Contract liabilities at December 31, 2024 increased by $8.7 million to $156.8 million from $148.1 million at December 31, 2023. The increase was driven primarily by Tucows Domains, which accounted for $7.4 million of the increase as a result of the increase in pricing and domain name transactions through the current period. This was furthered by a smaller $1.2 million increase from Wavelo as a result of the contract liability associated with select customer contracts.

A customer, EchoStar, within our Wavelo segment accounted for 10.7% of total net revenue during the year ended December 31, 2024 and 10.7% of total net revenue during the year ended December 31, 2023. EchoStar accounted for 56% of total accounts receivable at December 31, 2024 and 59% of total accounts receivable at December 31, 2023. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Our expected credit losses were $0.9 million and $0.5 million as at December 31, 2024 and at December 31, 2023, respectively. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of expected credit losses, to be fully collected.

Ting

Ting generated $59.7 million in net revenue during Fiscal 2024, which increased by $8.8 million or 17% compared to Fiscal 2023. This growth is driven by continued subscriber growth across the markets we serve, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States.

As of December 31, 2024, Ting Internet had access to 134,000 owned infrastructure serviceable addresses, 45,000 partner infrastructure serviceable addresses and 51,000 active accounts under its management; compared to having access to 121,000 owned infrastructure serviceable addresses, 29,000 partner infrastructure serviceable addresses and 43,000 active accounts under its management as of December 31, 2023. These figures exclude the increase in serviceable addresses and accounts attributable to the Simply Bits acquisition.

Wavelo

Platform Services

Wavelo's Platform services generated $39.8 million in net revenue during Fiscal 2024, which increased by $2.7 million or 7% compared to Fiscal 2023. The increase in Fiscal 2024 net revenue is driven primarily by increased platform revenues earned from a full twelve months of fully loaded revenues from the completed migration of EchoStar's Boost Mobile subscriber base at the end of June 30, 2023. The increased platform fees from EchoStar in the current period are partially offset by a reduction of revenues from Ting flat fee platform fees. Intercompany revenues earned for provision of services on the ISOS and SM platforms between Wavelo and Ting are included in Wavelo's segment revenues for purposes of segment analysis, but are ultimately eliminated upon consolidation. The elimination impact is presented below in Corporate and all other - Mobile services and eliminations.

Other Professional Services

During Fiscal 2024, Wavelo's Other Professional Services net revenue decreased by $1.6 million or 100% compared to Fiscal 2023, to less than $0.1 million. These revenues are related to the provision of standalone technology services development for our CSP customers and are non-recurring in nature, and expectantly can fluctuate period over period. These revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed limited standalone professional services for our customers.

Tucows Domains

Wholesale - Domain Services

Wholesale Tucows Domains generated $197.1 million in net revenue during Fiscal 2024, which increased by $8.1 million or 4% compared to Fiscal 2023. The increase from Wholesale domain services was driven primarily by increased domain name transactions and various price increases since Fiscal 2023.

Together the OpenSRS, eNom, EPAG and Ascio Domain Services manage 24.5 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management has decreased by 0.1 million domain names, or less than 1%, since December 31, 2023.

Wholesale - Value Added Services

Wholesale value-added services generated $19.9 million in net revenue during Fiscal 2024, which increased by $2.2 million or 12% compared to Fiscal 2023. The increase in value-added service revenue was driven by strong expiry sales and the inclusion of our storefront operations through the current period, partially offset by lower Digital Certificate revenues.

Retail

Retail domain services generated $37.6 million in net revenue during Fiscal 2024, which increased by $2.2 million or 6% compared to Fiscal 2023. The increase in retail revenue was driven by a large transition of domain names from wholesale to retail, price increases across domain name registrations, strong domain name portfolio sales, and strong Exact Hosting revenues in the current period.

Corporate and all other - Mobile services and eliminations

Mobile Services and eliminations generated $8.0 million in net revenue during Fiscal 2024, which increased by $0.4 million or 5% compared to Fiscal 2023. The increase was driven primarily by lower intercompany corporate eliminations of $1.8 million, primarily as a result of decreased revenues associated with inter segment billing between Wavelo and Ting. This was partially offset by decreased revenues of $0.9 million associated with the mobile services and device revenues from the small group of customers retained by the Company as part of the EchoStar Purchase Agreement. This decrease was primarily a result of the organic subscriber churn and plan mix shifting towards lower price point rate plans compared to Fiscal 2023. This was also furthered by decreased transitional services of $0.5 million from a decreased level of dedicated support services provided to EchoStar in connection with the legacy Ting Mobile customer base.

COST OF REVENUES

Ting

Cost of revenues primarily includes the costs for provisioning high speed Internet access for Ting and its subsidiaries, Cedar and Simply Bits, which is comprised of network access fees paid to third-parties to use their network, leased circuit costs to directly support enterprise customers, the personnel and related expenses (net of capitalization) for the physical planning, design, construction and build out of the physical Fiber network, and as well as personnel and related expenses (net of capitalization) for the installation, activation, repair, maintenance and overall field service delivery of the Ting business. Hardware costs include the cost of equipment sold to end customers, including routers, ONTs, and IPTV products, and any adjustments on this inventory. Other costs include field vehicle expenses, and small sundry equipment and supplies consumed in building the Fiber network.

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

Corporate and all other - Mobile services and eliminations

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

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2024	2023

Ting:
Fiber Internet Services	$18,754	$20,151

Wavelo:
Platform Services	1,248	1,337
Other Professional Services	25	1,289
Total Wavelo	1,273	2,626

Tucows Domains:
Wholesale
Domain Services	158,383	150,664
Value Added Services	2,075	2,249
Total Wholesale	160,458	152,913

Retail	16,625	16,501
Total Tucows Domains	177,083	169,414

Corporate and all other:
Mobile services and eliminations	12,637	10,065

Network Expenses:
Network, other costs	26,723	28,222
Network, depreciation and amortization costs	41,335	37,370
Network, impairment	1,441	4,822
	69,499	70,414

	$279,246	$272,670
Increase over prior period	$6,576
Increase - percentage	2%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2024	2023

Ting:
Fiber Internet Services	7%	7%

Wavelo:
Platform Services	0%	1%
Other Professional Services	0%	0%
Total Wavelo	0%	1%

Tucows Domains:
Wholesale
Domain Services	55%	54%
Value Added Services	1%	1%
Total Wholesale	56%	55%

Retail	6%	6%
Total Tucows Domains	62%	61%

Corporate and all other:
Mobile services and eliminations	5%	4%

Network Expenses:
Network, other costs	10%	11%
Network, depreciation and amortization costs	15%	14%
Network, impairment	1%	2%
	26%	27%

	100%	100%

Total cost of revenues for Fiscal 2024 increased by $6.5 million, or 2%, to $279.2 million, from $272.7 million in Fiscal 2023. The increase in cost of revenues was driven by increases across Tucows Domains and mobile service and eliminations by $7.7 million and $2.6 million, respectively. The increase in Tucows Domains of $7.7 million was a result of an increase in domain name transactions and registry side cost increases through the current period. The increase in mobile services and eliminations of $2.6 million was primarily a result of higher mobile telephony services costs due to MNO minimum purchase commitments and plan mix changes in the current period. These increases were partially offset by decreases across Ting, Wavelo, and Network Expenses of $1.4 million, $1.4 million, and $0.9 million, respectively. The decrease in Ting of $1.4 million was primarily a result of decreased costs and savings from the Capital Efficiency Plan executed in October 2024. The decrease in Wavelo of $1.4 million was primarily driven by Other Professional Services, consistent with limited standalone technology development work and revenues in the current period. The decrease in Network Expenses of $0.9 million was primarily due to a decrease in impairment charges within the Ting segment compared to Fiscal 2023, as well as decreased costs and savings from the Capital Efficiency Plan; partially offset by an increase in depreciation costs.

Deferred costs of fulfillment as of December 31, 2024 increased by $5.9 million, or 5%, to $117.0 million from $111.1 million at December 31, 2023. This increase was driven by Tucows Domains with an increase of $6.5 million as a result of increased domain name transactions and registry cost increases through the current period, consistent with the increase in contract liabilities discussed above. This increase was partially offset by Wavelo, with a decrease of $0.6 million related to the prior year which included Other Professional Services where the deferred costs to fulfill those services were amortized into costs of revenues.

Ting

In Fiscal 2024, costs related to provisioning high speed Internet access for Ting and its subsidiaries, Cedar and Simply Bits, decreased by $1.4 million, or 7%, to $18.8 million as compared to $20.2 million during Fiscal 2023. The decrease is primarily driven by decreased personnel costs and savings from the Capital Efficiency Plan executed in October 2024.

Wavelo

Platform Services

Cost of revenues from Wavelo Platform Services for Fiscal 2024 decreased by $0.1 million, or 8%, to $1.2 million from $1.3 million in Fiscal 2023. This was driven by the complete amortization of previously capitalized costs incurred to fulfill the EchoStar Master Services Agreement ("MSA") over the initial term of the agreement, which ended in July 2024.

Other Professional Services

Cost of revenues from Other Professional Services for Fiscal 2024 decreased by $1.3 million, or 100%, to less than $0.1 million as compared to $1.3 million in Fiscal 2023. Cost of revenues to provide other professional services change depending on the nature and scope of work we are engaged to perform for our customers for select statements of work. The cost of revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed limited standalone professional services for our customers. The decrease is aligned to the decrease in Net Revenues discussed above.

Domain Services

Wholesale - Domain Services

Costs for Wholesale domain services for Fiscal 2024 increased by $7.7 million, or 5%, to $158.4 million as compared to $150.7 million in Fiscal 2023. Increases from Wholesale domain services were primarily driven by increased domain name transactions and various registry gTLD cost increases since Fiscal 2023. The increase is aligned to the increase in Net Revenues discussed above.

Wholesale - Value Added Services

Costs for wholesale value-added services for Fiscal 2024 decreased by $0.1 million, or 5%, to $2.1 million as compared to $2.2 million in Fiscal 2023. The decrease was driven by decreased costs related to the Digital Certificate revenue stream, and was partially offset by the inclusion of our storefront operations, consistent with the Net Revenues discussion above.

Retail

Costs for retail domain services for Fiscal 2024 increased by $0.1 million, or less than 1%, to $16.6 million as compared to $16.5 million in Fiscal 2023.

Corporate and all other - Mobile services and eliminations

Cost of revenues from Mobile Services and Eliminations for Fiscal 2024 increased by $2.5 million, or 26%, to $12.6 million as compared to $10.1 million in Fiscal 2023. The increase is driven by increased costs associated with mobile services from the small group of customers retained by the Company as part of the EchoStar Purchase Agreement due to MNO minimum purchase commitments and plan mix changes towards unlimited plans. The Company accrued $1.3 million in penalties associated with the MNO minimum commitment shortfall in Fiscal 2024, as compared to $0.3 million in Fiscal 2023. The company expects to continue to incur penalties in Fiscal 2025 and thereafter should limited subscriber growth persist. This was partially offset by a decrease in transitional services costs provided to EchoStar in connection with the legacy Ting Mobile customer base, consistent with the above discussion around net revenues.

Network Expenses

Network costs for Fiscal 2024 decreased by $0.9 million, or 1% to $69.5 million as compared to $70.4 million in Fiscal 2023. The current period decrease was primarily driven by decreased normal course network impairment charges of $3.4 million for Ting cable plant, asset under construction and capital inventory compared to Fiscal 2023. The current period decrease was furthered by a decrease in network costs of $1.5 million driven by savings related to the Capital Efficiency Plan, executed in October 2024. This was offset by increased network depreciation of $4.0 million, consisting of $3.1 million in incremental depreciation from Ting's expansion of our Ting Internet footprint to new Ting towns throughout the United States, $0.8 million in incremental depreciation of Wavelo's platform assets, and $0.1 million in incremental depreciation related to Tucows Domains and Corporate.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2024	2023
Sales and marketing	$59,382	$67,806
Decrease over prior period	$(8,424)
Decrease - percentage	(12)%
Percentage of net revenues	16%	20%

Sales and marketing expenses for Fiscal 2024 decreased by $8.4 million, or 12%, to $59.4 million as compared to Fiscal 2023. The decrease was primarily driven by reduced marketing and customer acquisition related spend from Ting, as the segment looked to measure and optimize channel spending. These savings were furthered by reduced personnel costs following the Capital Efficiency Plan.

Excluding movements in exchange rates, we expect sales and marketing expenses for Fiscal 2025 to decrease in absolute dollars, with lower personnel costs through the year due to lower headcount and as we adjust our marketing programs to optimize channel spending.

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

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2024	2023
Technical operations and development	$18,627	$19,217
Decrease over prior period	$(590)
Decrease - percentage	(3)%
Percentage of net revenues	5%	6%

Technical operations and development expenses for Fiscal 2024 decreased by $0.6 million, or 3%, to $18.6 million as compared to Fiscal 2023. The decrease was primarily driven by reduced contracted services spending for tools, systems, and labor to support the technical operations and development of our systems and platforms, lower network connectivity and co-location costs. These decreases were partially offset by savings in personnel costs following the Capital Efficiency Plan.

Excluding movements in exchange rates, we expect technical operations and development expenses for Fiscal 2025, in absolute dollars, to increase when compared to Fiscal 2024 to support the ongoing growth in our operations.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2024	2023
General and administrative	$37,068	$33,406
Increase over prior period	$3,662
Increase - percentage	11%
Percentage of net revenues	10%	10%

General and administrative expenses for Fiscal 2024 increased by $3.7 million, or 11%, to $37.1 million as compared to Fiscal 2023. The increase was primarily driven by increased professional fees incurred in the current period and increased spending on tooling and software to support general and administrative functions. The increase was furthered by slight increases in credit card processing fees and bad debt expense as teams re-assess provisions against collectability. These increases were partially offset by some savings relating to the Capital Efficiency Plan.

Excluding movements in exchange rates, we expect general and administrative expenses for Fiscal 2025, in absolute dollars, to increase when compared to Fiscal 2024 largely to support the growth of our business.

IMPAIRMENT AND RESTRUCTURING

(Dollar amounts in thousands of U.S. dollars)	For the Year Ended
	2024		2023
Impairment of property and equipment	$17,726		$-
Restructuring charges	10,954		-
Increase over prior period	28,680
Increase - percentage	N/A	%
Percentage of net revenues	8%%		-%

During the year ended December 31, 2024, as part of the October 2024 Capital Efficiency Plan, the Company recorded an impairment loss of $17.7 million related to Assets Under Construction and Capital Inventory. These assets were deemed no longer necessary for future operations following the implementation of the Capital Efficiency Plan, which included the decision to cease new market expansions in select Ting markets. This impairment loss was accounted for under ASC 420 - Exit or Disposal Cost Obligations.

During the year ended December 31, 2024, the Company also incurred $11.0 million in one-time costs related to both the February 2024 Workforce Reduction and October 2024 Capital Efficiency Plan restructurings, which were both accounted for under  ASC 420 - Exit or Disposal Cost Obligations. These costs associated with the Workforce Reduction and Capital Efficiency Plan predominantly consisted of termination benefits for the terminated employees associated with the restructuring, continuation of benefits, outplacement costs, and professional services.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2024	2023
Depreciation of property and equipment	$451	$567
Decrease over prior period	$(116)
Decrease - percentage	(20)%
Percentage of net revenues	-%	-%

Depreciation costs for Fiscal 2024 decreased by less than $0.1 million to $0.5 million as compared to Fiscal 2023. The slight decrease was due to lower additions to property and equipment in Fiscal 2024 while additions from prior years became fully depreciated.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2024	2023
Amortization of intangible assets	$3,834	$9,323
Decrease over prior period	$(5,489)
Decrease - percentage	(59)%
Percentage of net revenues	1%	3%

Amortization of intangible assets for Fiscal 2024 decreased by $5.5 million, or 59%, to $3.8 million as compared to Fiscal 2023. This decrease in amortization was a driven by the completed amortization of customer relationships associated with the Company's Fiscal 2017 acquisition of eNom. The amortization of the related assets was completed in January 2024.

Network rights, brand and customer relationships acquired in connection with the following acquisitions are amortized on a straight-line basis over a range of two to seven years: eNom in January 2017, Ascio in March of 2019, Cedar in January 2020 and Simply Bits in November 2021.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2024	2023
Other income (expense), net	$(36,861)	$(39,418)
Increase over prior period	$2,557
Increase - percentage	6%
Percentage of net revenues	10%	12%

Other income (expense) increased by $2.6 million when compared to Fiscal 2023. The increase was primarily driven by the absence of loss on debt extinguishment, related to the make-whole premium paid to Generate following the redemption of Series A Preferred Units in the three months ended September 30, 2023. The increase was furthered by a slight increase in other income due to the inclusion of Orange Domains joint venture and sublease rental income received in the current period. The increase was partially offset by higher net interest expense as a result of the inclusion of interest associated with the 2023 and 2024 Term Notes, an increase due to the absence of interest rate swap contracts in the current period, and lower interest expense capitalization associated with Fiber network assets under construction; partially offset by reduction in interest related to the Credit Facility for the Tucows businesses excluding Ting and the inclusion of interest income following the execution of Ting's 2023 and 2024 Term Notes. Income earned on sale of Transferred Assets to EchoStar decreased as a result of legacy customers naturally churning, as expected.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2024	2023
Provision for income taxes	$7,986	$(6,873)
Increase in provision over prior period	$14,859
Increase - percentage	(216)%
Effective tax rate	(8)%	7%

Income taxes increased by $14.8 million and the effective tax rate decreased from 7% to (8%) when compared to the year ended December 31, 2023. The change in effective tax rate is primarily due an increase in valuation allowance on net operating losses, which exceeded the impact of existing reversible temporary differences when compared to the same period in the prior year.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in “Note 9 – Income Taxes” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

ADJUSTED EBITDA

We believe that the provision of this supplemental non-GAAP financial measure allows investors to evaluate the operational and financial performance of our core business using similar evaluation measures to those used by management. We use Adjusted EBITDA to measure our performance and prepare our budgets. Since Adjusted EBITDA is a non-GAAP financial measure, our calculation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. Because Adjusted EBITDA is calculated before recurring cash charges, including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a liquidity measure. For liquidity measures, see the Consolidated Statements of Cash Flows included in Part II, Item 8 of this Annual Report. Non-GAAP financial measures do not reflect a comprehensive system of accounting and may differ from non-GAAP financial measures with the same or similar captions that are used by other companies and/or analysts and may differ from period to period. We endeavor to compensate for these limitations by providing the relevant disclosure of the items excluded in the calculation of Adjusted EBITDA to net income based on GAAP, which should be considered when evaluating the Company's results. Tucows strongly encourages investors to review its financial information in its entirety and not to rely on a single financial measure.

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

The following table reconciles net income to Adjusted EBITDA:

Reconciliation of Income before Provision for Income Taxes to Adjusted EBITDA	Twelve months ended December 31,
(In Thousands of US Dollars)	2024	2023	2022

Net Income (Loss) for the period	$(109,860)	$(96,197)	$(27,571)
Less:
Provision for income taxes	7,986	(6,873)	(217)
Depreciation of property and equipment	40,323	36,431	28,187
Impairment and loss on disposition of property and equipment	19,167	4,822	553
Amortization of intangible assets	5,297	10,829	11,394
Interest expense, net	51,275	41,771	14,456
Loss on debt extinguishment	-	14,680	-
Accretion of contingent liability	-	-	248
Stock-based compensation	7,021	8,134	7,599
Unrealized loss (gain) on change in fair value of foreign currency forward contracts	-	-	-
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	(168)	(62)	281
Acquisition and other costs[1]	13,876	1,916	2,660

Adjusted EBITDA	$34,917	$15,451	$37,590

[1] Acquisition and other costs represent transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Segment Adjusted EBITDA for the year ended December 31, 2024 increased by $19.4 million, or 125% to $34.9 million when compared to the year ended December 31, 2023. The increase in segment Adjusted EBITDA from period-to-period was primarily driven by increases in Ting, Wavelo, and Tucows Domains. Ting contribution, which excludes the restructuring impact of the February 2024 workforce reduction and 2024 Capital Efficiency Plan, increased $21.6 million, primarily driven by subscriber growth across the markets we serve as well, the reduction in spend across sales and marketing activities, and reduced personnel costs due to the execution of the Capital Efficiency Plan. The Wavelo contribution increased $3.2 million primarily driven by increased platform revenues earned from the increased level of EchoStar subscribers on the platform throughout Fiscal 2024, compared to prior year where migrations of EchoStar subscribers were still occurring. Tucows Domains contributions increased by $1.8 million from strong wholesale, expiry, and portfolio sales through the current period, as well as the inclusion of Orange Domains joint venture. These increases in segment Adjusted EBITDA were partially offset by decreases across Mobile Services and eliminations. Mobile Services and eliminations contributions decreased $7.2 million primarily from the decrease in income earned on sale of Transferred Assets to EchoStar, increasing MNO minimum purchase obligations, as well as increased professional services fees; partially offset by reduced personnel costs due to the execution of the Capital Efficiency Plan.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, our cash and cash equivalents balance decreased $35.8 million, our funds held by trustee balance increased by $1.0 million, and our secured notes reserve funds balance increased by $3.1 million, respectively, when compared to December 31, 2023. The decrease in our cash balance was primarily driven by $56.5 million for the continued investment in property and equipment primarily driven by Ting Internet expansion and both Wavelo and Domains platforms, $19.7 million from cash used in operating activities, $16.5 million related to the repayment of the 2023 Credit Facility, $2.0 million related to deferred notes payable financing costs, and $0.6 million related to the acquisition of intangible assets. These uses of cash were partially offset by $63.0 million proceeds from the issuance of additional notes payable for Ting Internet (as defined in "Note 8 - Notes Payable") and $0.5 million from proceeds on disposal of property and equipment.

2024 Ting Securitized Financing Facility

On August 20, 2024, the Company through its wholly owned subsidiaries, including Ting, entered into a definitive agreement relating to a securitized financing facility related to a privately placed securitized transaction.  On the closing date, Ting issued (i) $55,000,000 of its 5.63% Secured Fiber Revenue Notes, Series 2024-1, Class A-2 (the “2024 Class A-2 Notes”), (ii) $8,000,000 of its 6.85% Secured Fiber Revenue Notes, Series 2024-1, Class B (the “2024 Class B Notes”) and (iii) $16,000,000 initial principal amount of 9.15% Secured Fiber Revenue Notes, Series 2024-1, Class C (the “2024 Class C Notes” and together with the 2024 Class A-2 Notes and the 2024 Class B Notes, the “2024 Term Notes”).

The offering was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Subject to certain limitations, the 2024 Notes are secured by certain of the Company’s revenue-generating assets, consisting principally of the Securitized Assets, that are owned by certain other limited-purpose, bankruptcy-remote, wholly owned indirect subsidiaries of the Company (collectively, the “Securitization Entities”) that act as guarantors under the Base Indenture.

The 2024 Term Notes were issued under the Base Indenture, dated as of May 4, 2023 (as supplemented by the Base Indenture Supplement No. 1, dated as of November 10, 2023), by and between the Issuer, the asset parties party thereto and Citibank, N.A., as trustee (in such capacity, the “Indenture Trustee”) and securities intermediary and a series supplement to the Base Indenture dated as of the Closing Date (the “Series 2024-1 Supplement”), by and among the Issuer, the asset parties party thereto and the Indenture Trustee. The Base Indenture and the Series 2024-1 Supplement will allow the Issuer to issue additional series of notes in the future, subject to certain conditions set forth therein.

Interest payments on the 2024 Term Notes are payable on a monthly basis. The legal final maturity date of the 2024 Term Notes is in August of 2054, but, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment date of the 2024 Term Notes will be in August 2029. If the Issuer has not repaid or refinanced the 2024 Term Notes prior to the anticipated repayment date, additional interest will accrue on the 2024 Term Notes in an amount equal to the greater of (A) 5.00% per annum and (B) a per annum interest rate equal to the excess, if any, by which the sum of the following exceeds the original interest rate of such 2024 Term Note (i) the yield to maturity (adjusted to a “mortgage equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on such anticipated repayment date of the United States Treasury Security having a term closest to 10 years, plus (ii) 5.00%, plus (iii) (x) for the 2024 Class A-2 Notes, 2.00%, (y) for the 2024 Class B Notes, 3.25% and (z) for the 2024 Class C Notes, 7.00%.  Please see the discussion in the Material Cash Requirements section below.

2023 Credit Facility

On September 22, 2023, the Borrowers and certain other subsidiaries of the Company, as guarantors, entered into the 2023 Credit Agreement with Bank of Montreal, as administrative agent (“BMO” or the “Agent”), and the lenders party thereto, to, among other things, provide the Borrowers with the 2023 Credit Facility in an aggregate amount not to exceed $240 million. The Borrowers may request an increase to the 2023 Credit Facility through new commitments of up to $60M if the Total Funded Debt to Adjusted EBITDA Ratio (as defined in the 2023 Credit Agreement) is less than 3.75:1.00.  The Credit Facility expires on September 22, 2026, which is the third anniversary of the effective date of the 2023 Credit Facility.

The 2023 Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Agreement requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio by maintaining at all times a Total Funded Debt to Adjusted EBITDA Ratio of not more than (i) 4.50:1:00 at any time from and after the Closing Date to and including December 30, 2023; (ii) 4.25:1:00 from December 31, 2023 to and including March 30, 2024; (iii) 4.00:1.00 from March 31, 2024 to and including June 29, 2024; and (iv) 3.75:1.00 thereafter; and (2) an interest coverage ratio by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio (as defined in the 2023 Credit Agreement) of not less than 3.00:1.00. As at December 31, 2024, the Company's leverage ratio was 3.26:1.00 and Interest Coverage Ratio was 3.50:1.00.

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

During Fiscal 2024, the Company made net repayments of $16.5 million towards the 2023 Credit Facility and the previous facility. The Company ended December 31, 2024 with a remaining principal balance of $195.4 million, for which the required repayment is due in 2026.

As of December 31, 2024, the Company held contracts in the amount of $29.4 million with BMO to trade U.S. dollars in exchange for Canadian dollars under an uncommitted treasury risk management facility which assists the Company with hedging Canadian dollar exposures. Please see the discussion in the Material Cash Requirements section below.

Cash Flow from Operating Activities

Year ended December 31, 2024

Net cash inflows (outflows) from operating activities were ($19.7) million, a decrease of (310%) when compared to the prior year. After adjusting for non-cash charges, the Company reported a net loss of ($23.7) million during Fiscal 2024, a decrease of (38%) when compared to the prior year. Net income included non-cash charges and recoveries of $86.1 million including depreciation, impairment of property and equipment, accretion of redeemable preferred units, stock-based compensation, amortization of intangible assets, amortization of debt discount and issuance costs, deferred income taxes (recovery), loss (gain) on disposal of assets, net amortization of contract costs, loss on disposal of domain names, undistributed earnings of equity method investee, and net right of use operating asset or liability. In addition, changes in our working capital contributed to a net cash inflow of $4.0 million. Positive contributions of $16.4 million from movements in contract liabilities, inventory, accrued liabilities, contract asset, accounts receivable, prepaid expenses and deposits, and accreditation fees payable, were partially offset by utilized cash of $12.5 million from the changes in deferred costs of fulfillment, accounts payable, customer deposits, and income taxes recoverable.

Cash Flow from Financing Activities

Year ended December 31, 2024

Net cash  inflows from financing activities during Fiscal  2024 totaled  $44.5 million as compared to cash  inflows of  $178.8 million during Fiscal 2023 . Total cash inflows were driven by $63.0 million of proceeds from the issuance of notes payable  and less than $0.1 million from proceeds received on exercise of stock options. These cash inflows were partially offset by $16.5 million related to the repayment of the syndicate revolver, $2.0 million from deferred notes payable financing costs, and less than $0.1 million related to the syndicate revolver issued.

Cash Flow from Investing Activities

Year ended December 31, 2024

Investing activities during the Fiscal 2024 used net cash of $56.5 million as compared to using $92.6 million during Fiscal 2023. Total cash outflows were driven by $56.5 million related to the investment in property and equipment, primarily to support the continued expansion of our Ting Internet Fiber network footprints in Colorado, North Carolina, California, and Virginia as we seek to extend both our current network and expand to new markets, as well as $0.6 million for the acquisition of other intangible assets. These cash outflows were partially offset by $0.5 million of proceeds on disposal of property and equipment.

Material Cash Requirements

At December 31, 2024, the Company's cash and cash equivalents, restricted cash and secured notes reserve funds balances totaled $73.2 million, of which $61.7 million belonged to Ting and $11.5 million belonged to the other Tucows businesses.

In our 2023 Annual Report, we disclosed our material cash requirements of both the Ting segment and Tucows businesses excluding Ting. As of December 31, 2024, aside from the items mentioned below, there have been no other material changes to our material cash requirements outside the ordinary course of business.

Ting

As of December 31, 2024, the balance owing on the Unit Purchase Agreement was $122.2 million ("Note 13 - Redeemable preferred units" of the Notes to the Consolidated Financial Statements included in Part I, of this report). On May 4, 2023, Tucows, through its indirect and wholly owned subsidiaries, including Ting Fiber, LLC entered into a definitive agreement relating to a securitized financing facility where Ting Issuer LLC, a Delaware limited liability company, issued the 2023 Term Notes for a total value of $238.5 million and 2024 Term Notes for a total value of $63.0 million ("Note 7 - Notes Payable" of the Notes to the Consolidated Financial Statements included in Part I, of this report). The combination of these agreements is expected to fund Ting operations through Fiscal 2025.

Ting committed to workforce reductions on February 7, 2024 and October 30, 2024, which aimed to reduce Ting’s workforce by 13% and 42%, respectively. Both plans were designed to lower year-over-year operating expenses by streamlining operations, reducing capital activities and reducing operating expenses within the Ting operating segment.

Ting incurred a net loss of $121.7 million and $120.1 million for the year ended December 31, 2024 and the year ended December 31, 2023, respectively. At December 31, 2024, Ting had $45.4 million in unrestricted cash and cash equivalents, $1.2 million in accounts receivable, $1.2 million in accounts payable and $15.8 million in accrued liabilities. At December 31, 2024, Ting’s long-term liabilities included $287.6 million payable on the 2023 and 2024 Term Notes, as well as $122.2 million on the Redeemable Preferred Units. Ting incurred an operating cash flow deficit of $49.9 million and $41.7 million for the year ended December 31, 2024 and the year ended December 31, 2023, respectively. Ting has scheduled interest payments of $39.2 million in the twelve months following December 31, 2024.

Ting may not be able to meet its financial obligations over the twelve months following December 31, 2024 without additional financing. Ting has historically relied on the proceeds from its Redeemable Preferred Units as well as its 2023 and 2024 Term Notes to fund its operations and the expansion of the Ting Fiber Internet footprint. Ting currently has limited capacity to expand its borrowings under the Base Indenture and it is uncertain whether Ting will be able to access additional Milestone Funding under the Redeemable Preferred Unit facility. Our ability to obtain additional financing if required will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained, and which could result in additional dilution to our stockholders. If we do not have sufficient funds to continue operations, Ting could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

Tucows Businesses Excluding Ting

Tucows businesses excluding Ting, acquisitions and capital investments have been funded by the Company's operating income and the Company's existing 2023 Credit Agreement. As of December 31, 2024, the Company’s 2023 Credit Facility had an outstanding balance of $195.4 million. Tucows businesses excluding Ting make principal repayments from time to time.

For Fiscal 2025, the Company plans to fund the cash requirements of Tucows businesses excluding Ting solely through operating income, while making discretionary loan repayments to create greater operating flexibility and access to additional financing.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of our expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of December 31, 2024.

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

As of December 31, 2024, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

January - March 2025	$18,218	1.3697	$(812)
April - June 2025	11,181	1.3692	(458)
	$29,399	1.3695	$(1,270)

As of December 31, 2024, the Company had $29.4 million of outstanding foreign exchange forward contracts which will convert to CDN $40.3 million. Of these contracts, $29.4 million met the requirements for hedge accounting.

As of December 31, 2023, the Company had $61.4 million of outstanding foreign exchange forward contracts which will convert to CDN $84.1 million. Of these contracts, $61.4 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure during the year ended December 31, 2024. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the year ended December 31, 2024. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the year ended December 31, 2024 of approximately $6.4 million, before the effects of hedging. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, foreign exchange contracts and accounts receivable. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions whom we have evaluated as highly creditworthy, and commercial paper. Similarly, we enter into our foreign exchange contracts with major banks and financial institutions. With respect to accounts receivable, we perform ongoing evaluations of our customers, generally granting uncollateralized credit terms to our customers, and maintaining expected credit losses based on historical experience and our expectation of future losses.

Interest rate risk

Our exposure to interest rate fluctuations relate primarily to the 2023 Credit Agreement.

As of December 31, 2024, we had an outstanding balance of $195.4 million on the 2023 Credit Facility. The 2023 Credit Agreement added SOFR Loans as a form of advance available under the 2023 Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum). As of December 31, 2024, an adverse change of 100 bps on the interest rate would have the effect of increasing our annual interest payment on the 2023 Credit Agreement by approximately $2.0 million, assuming that the loan balance as of December 31, 2024 is outstanding for the entire period.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data required by this item are attached to this Annual Report beginning on page F-1.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our chief executive officer and chief financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of our evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2024.

 Remediation of Material Weaknesses in Internal Control Over Financial Reporting

The material weaknesses that were previously disclosed as of December 31, 2023 were remediated as of December 31, 2024. See “Item 9A. Controls and Procedures - Management's Annual Report on Internal Control over Financial Reporting” and “Item 9A. Controls and Procedures - Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting” contained in the Company's report on Form 10K for the fiscal year ended December 31, 2023 and “Item 4. Controls and Procedures” contained in the Company's subsequent quarterly reports on Form 10-Q during 2024, for disclosure of information about the material weaknesses that were reported as a result of the Company's annual assessment as of December 31, 2023 and the remediation plan for those material weaknesses. As disclosed in the quarterly reports on Form 10-Q for the first three quarters of 2024, the Company has monitored the controls necessary to remediate the material weaknesses. Affected controls have been addressed and additional compensating controls added, as appropriate, to address the material weaknesses. As of December 31, 2024, such controls were successfully tested and the material weaknesses were remediated. The Company continues to refine its control environment on an ongoing basis.

 Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than continued monitoring of the controls implemented to remediate the material weaknesses disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 9B.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Robin Chase	Chair of the Board since September 2021 and Director since October 2014

Robin Chase, 66, is a transportation entrepreneur. She is co-founder and former CEO of Zipcar, founded in 2000, the world’s leading car sharing network; as well as co-founder of Veniam, founded in 2012, a network company that moves terabytes of data between vehicles and the cloud. In 2019, she co-founded her first nonprofit, NUMO, a global alliance to channel the opportunities presented by new urban mobility technologies to build cities that are sustainable and just. Her book is Peers Inc: How People and Platforms are Inventing the Collaborative Economy and Reinventing Capitalism.

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

Mr. Karp, 84, was with Cineplex Odeon Corporation in various positions from 1986 to 2005, retiring as Chairman and Chief Executive Officer in 2002 and as Chairman Emeritus in 2005. From 1966 to 1986, he practiced law at the law firm of Goodman and Carr LLP, where he was named partner in 1970. Mr. Karp was a Director of Brookfield Real Estate Services Inc. until 2011, where he also served on the Audit Committee and as the Chair of the Corporate Governance Committee. From 2004 to 2014, Mr. Karp was Chairman of the Board of Directors of IBI Group Inc., as well as Chairman of the Nominating, Governance and Compensation Committee. Mr. Karp is a past director of the Toronto International Film Festival Group, where he served as Chairman of the Board from 1999 to 2007 and served as Chairman of its Corporate Governance Committee from 2007 to 2012. Additionally, Mr. Karp has previously served as director of several other public corporations.

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

Mr. Gissin, 66, has served since 2010 as a managing partner in Helios Energy Investment, a renewable energy investment fund. From 2005 to 2010, Mr. Gissin served as the Chief Executive Officer of BCID Ltd., an investment company focusing on infrastructure development projects in China. From 2000 to 2005, Mr. Gissin served as the Chief Executive Officer of IP Planet Networks Ltd., an Israeli satellite communication operator providing Internet backbone connectivity and solutions to Internet Service Providers. From 1995 to 2000, Mr. Gissin was Vice President, Business Development of Eurocom Communications Ltd., a holding company that controls several telecommunications services, equipment and Internet companies in Israel.

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

Mr. Noss, 62, is our President and Chief Executive Officer and has served in such capacity since the completion of our merger with Tucows Delaware in August 2001. From May 1999 until completion of the merger in August 2001, Mr. Noss served as President and Chief Executive Officer of Tucows Delaware. Before that, from April 1997 to May 1999, Mr. Noss served as Vice President of Corporate Services of Tucows Interactive Ltd., which was acquired by Tucows Delaware in May 1999.

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

Mr. Schwartz, 62, has served as a director of Dorel Industries since 1987 and as Executive Vice President and Chief Financial Officer since 2003. Mr. Schwartz is a graduate of McGill University in Montreal and has a degree in the field of business administration.

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

Marlene Carl, 35, became Chief Financial Officer ("CFO") at CHAPTERS Group AG (formerly MEDIQON group AG) in 2021, a German publicly traded company focused on entrepreneurial and long-term investments in companies with scalable business models from a variety of sectors including a number of software companies. Prior to joining CHAPTERS Group AG in 2020, Ms. Carl worked in financing for eight years focusing on digital infrastructure in Europe from FTTH roll-outs in rural areas to data center construction for banks, including Berenberg and NIBC Bank N.V. based in Hamburg, London and Frankfurt.  Ms. Carl holds a Master of Science from Frankfurt School of Finance & Management with focus on Capital Markets.

Ms. Carl’s experience in investment management and infrastructure financing, including FTTH projects, qualify her to be a director of Tucows.

Lee Matheson	Director since September 2023

Lee Matheson, 43, has been a Partner at EdgePoint Investment Group Inc. since June of 2020. Previously, Mr. Matheson was a partner at Ewing Morris & Co., co-founder of Broadview Capital Management Inc., and portfolio manager of the Broadview Dark Horse LP, a long/short fund focused on Canadian small cap securities. Mr. Matheson has extensive public company experience having served on the boards of Echelon Financial Holdings Inc. from 2018 to 2020, RDM Corporation from 2011 to 2017, AlarmForce Industries Inc. from 2016 to 2018, WesternOne Inc. from 2016 to 2018, Medworxx Solutions Inc. from 2013 to 2015, and Strad Inc. from 2019 to 2020. Mr. Matheson has been a director of AutoCanada Inc. and Optiva Inc. since 2020 and is a Chartered Financial Analyst Charterholder.

Mr. Matheson’s experience in investment management, financing, and SaaS businesses qualify him to be a director of Tucows.

Gigi Sohn	Director since September 2023

Gigi Sohn, 62, is the Executive Director of the American Association of Public Broadband (AAPB), a Benton Institute Senior Fellow and Public Advocate and a Distinguished Fellow at the Georgetown Law Institute for Technology Law & Policy. She is one of the nation’s leading public advocates for open, affordable and democratic communications networks. In October 2021, President Biden nominated her to serve on the Federal Communications Commission. From 2013 to 2016, Ms. Sohn was Counselor to the former Chairman of the Federal Communications Commission, Tom Wheeler. She spent the previous 12 years as Co-Founder and CEO of Public Knowledge, a leading communications and intellectual property policy advocacy organization serving the interests of consumers in Washington. Ms. Sohn was previously a Project Specialist in the Ford Foundation’s Media, Arts and Culture unit and Executive Director of the Media Access Project, the first public interest communications law firm. In 1997, President Clinton appointed Ms. Sohn to serve as a member of his Advisory Committee on the Public Interest Obligations of Digital Television Broadcasters. Ms. Sohn is a long-time advocate for LGBTQ+ equality and has served as President of the Gay and Lesbian Lawyers (now the LGBT Bar Association) of Washington, DC from 1994-1997 and was elected as the first openly LGBTQ+ member of the District of Columbia Bar Board of Governors.

Ms. Sohn’s experience in telecommunications policy and regulation, and consumer interests qualify her to be a director of Tucows.

Our directors are elected annually and serve until the election or appointment and qualification of their successors or their earlier death, resignation or removal.

Executive Officers

The required information regarding our executive officers is set forth in Part I, “Item 1. Business – Information about our Executive Officers and Key Employees” of this Annual Report and is incorporated herein by reference.

Governance Principles

The governance principles of our Board include the charters of our Audit Committee and our Corporate Governance, Nominating and Compensation Committee. Our governing principles also include our Code of Business Conduct and Ethics which includes specifics for our senior officers, including our Chief Executive Officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Each of these documents can be obtained without charge from our Internet web site at tucows.com. Amendments and waivers of our ethics policy for our senior officers will either be posted on www.tucows.com or filed with the SEC on a Current Report on Form 8-K.

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

Policy Regarding Attendance

Directors are expected, but are not required, to attend board meetings, meetings of committees on which they serve, and shareholder meetings, and to spend the time needed and meet as frequently as necessary to discharge their responsibilities properly.  Elliot Noss attended our 2024 annual meeting of shareholders held virtually.  The remainder of the Board were available on request.

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

The Audit Committee held five meetings during Fiscal 2024. Each member of the Audit Committee attended at least 75% of the total number of meetings of the committee during Fiscal 2024. The Audit Committee’s purposes are to:

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

Each of the members of our Audit Committee is an independent director and satisfies the independence standards as prescribed by the listing standards of the NASDAQ Capital Market and Rule 10A-3 under the Exchange Act and is able to read and understand fundamental financial statements including balance sheets, income statements and cash flow statements. Additionally, the Board has determined that Mr. Schwartz qualifies as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K. The Securities and Exchange Commission has indicated that the designation of a person as an audit committee financial expert does not make such person an “expert” for any purpose, impose any duties, obligations or liabilities on such person that are greater than those imposed generally on members of the audit committee and the board of directors who do not carry this designation, or affect the duties, obligations or liability of any other member of the audit committee or board of directors. The Board has adopted a written charter for the Audit Committee, which the Audit Committee has reviewed and determined to be in compliance with the rules prescribed by the listing standards of the NASDAQ Capital Market and which is available at tucows.com.

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

The Corporate Governance, Nominating and Compensation Committee held four meetings during Fiscal 2024. Each member of the Corporate Governance, Nominating and Compensation Committee attended at least 75% of the total number of meetings of the committee during Fiscal 2024. The Corporate Governance, Nominating and Compensation Committee’s purposes are to:

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

Our executive officers do not play a formal role in determining their compensation. However, our People Team reviews (i) information the Company purchased from Payscales (formerly known as Payfactor) and (ii) published trends for the year from a variety of public sources, and, after consulting with Mr. Noss, our Chief Executive Officer, provides consolidated information outlining management’s recommendation regarding executive officer compensation based on title to the Corporate Governance, Nominating and Compensation Committee. The Corporate Governance, Nominating and Compensation Committee then reviews and discusses the information provided with our CEO and Chief People Officer and then determines the total compensation for each named executive officer, as it deems appropriate.

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

In March 2024, the Board initiated a review of strategic transactions to enhance shareholder value. In connection with this process, the Board established a Special Committee composed of independent, non-employee directors: Ms. Chase (Chair), Ms. Carl, Mr. Gissin, and Mr. Matheson. In May 2024, Ms. Carl and Mr. Matheson stepped down from the Special Committee and were replaced by Mr. Karp, Mr. Schwartz, and Ms. Sohn. Members of the Special Committee received an annual retainer of $12,000, with the Chair receiving an additional annual retainer of $7,500. Retainers were paid in monthly installments for each month of service. The Special Committee was dissolved on October 1, 2024. Ms. Carl and Mr. Matheson received no compensation for their membership on the Special Committee.

The Company also purchases directors and officer's liability insurance for the benefit of its directors and officers as a group in the amount of $30 million. The Company also reimburses its directors for their reasonable out-of-pocket expenses incurred in attending meetings of the Board or its committees.

The table below shows all compensation paid to each of our non-employee directors during 2024. Each of the directors listed below served for the entire year.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)(2)	Total ($)
(a)	(b)	(d)	(h)
Allen Karp	$58,043	$31,275	$89,318
Erez Gissin	48,238	31,275	79,513
Gigi Sohn	46,043	31,275	77,318
Jeffrey Schwartz	53,543	31,275	84,818
Lee Matheson	42,000	31,275	73,275
Marlene Carl	42,000	31,275	73,275
Robin Chase	74,637	31,275	105,912
	$364,505	$218,925	$583,430

(1)	The amounts reported in this column represent the aggregate grant date fair value of the option grants calculated in accordance with the FASB Accounting Standards Codification (“ASC”) 718 and based on the Black-Scholes option-pricing model using the same assumptions that are set forth in “Note 15 – Stock Option Plans” of the Notes to the Consolidated Financial Statements including Part II, Item 8 of this Annual Report. Under the 2006 Plan, these options vest one year after the grant date and have a five-year term.
(2)

On June 20, 2024 each of our re-elected non-employee directors at the time were awarded automatic formula option grants with an exercise price of $19.93 and a grant date fair value of $8.34.  The aggregate number of option awards outstanding at December 31, 2024 is as follows for each of the following non-employee directors: 26,250 for Mr. Karp; 26,250 for Mr. Gissin; 10,625 for Ms. Sohn; 26,250 for Mr. Schwartz; 10,625 for Mr. Matheson; 19,375 for Ms. Carl; and 26,250 for Ms. Chase.

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

We believe that, under the SEC’s rules and based solely upon our review of the copies of the Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons, any such reports have been filed in a timely manner with the following exceptions: The Form 4 filed September 12, 2024 reporting one transaction for the grant of options to Mr. Bret Fausett.

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

Insider Trading Policy

Tucows adopted an insider trading policy governing the purchase, sale, and other dispositions of Tucows securities that applies to all personnel of Tucows and its subsidiaries, including directors, officers and employees and other covered persons. Tucows believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of Tucows insider trading policy is filed as Exhibit 19.1 to this report.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Philosophy

We recognize that our success depends to a great degree on the integrity, knowledge, imagination, skill, diversity and teamwork of our employees. To this end, attracting and retaining the level of executive talent we need to be successful in accomplishing our mission of providing simple useful services that help people unlock the power of the Internet is a key objective of our executive compensation program. Our executive compensation program is designed to ensure we have the talent we need to maintain our current high-performance standards and grow our business for the future. As such, we aim to provide competitive compensation packages for all our key positions, including our Named Executive Officers (“NEOs”) that are guided by market rates and tailored to account for the specific needs and responsibilities of the particular position as well as the performance and unique qualifications of the individual employee. For Fiscal 2024, our NEO's included Messrs. Noss, Ivanov, Singh, Reilly, Woroch and Fausett.

This Compensation Discussion and Analysis (“CD&A”) provides comprehensive information about our executive compensation program for our Fiscal 2024 NEOs, who are listed below, and provides context for the decisions underlying the compensation reported in the executive compensation tables in this Annual Report. Our NEOs are:

Elliot Noss	President and CEO, Tucows Inc. and Ting
Ivan Ivanov	Chief Financial Officer (“CFO”)
Justin Reilly	Chief Executive Officer, Wavelo
David Woroch	Chief Executive Officer, Tucows Domains
Bret Fausett	Chief Legal Officer & Vice-President, Regulatory Affairs
Davinder Singh*	Former Chief Financial Officer

 *Mr. Ivanov became Chief Financial Officer on August 5, 2024. Mr. Singh served as Chief Financial Officer until his resignation effective August 2, 2024.

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

Stock Grant Practices

The Company maintains a structured process for granting stock options to ensure consistency, transparency, and adherence to corporate governance practices. Stock option awards to executive officers and employees are granted by and at meetings of the Nominating, Governance, and Compensation Committee on a predetermined schedule. The Nominating, Governance, and Compensation Committee does not consider material nonpublic information when determining the timing or terms of stock option awards. Historically, annual equity awards for executive officers have been granted on or around the date of the Company’s annual meeting of shareholders.

In addition to the annual grant cycle, stock awards may be issued at other times throughout the year for new hires, employee promotions, and other special circumstances. The Nominating, Governance, and Compensation Committee has delegated the authority to approve off-cycle grants to employees, other than executive officers, to the People Team, subject to the guidelines established by the Nominating, Governance, and Compensation Committee.

Stock option grants to non-employee directors are based on a predetermined formula and are automatically granted on the date of the annual meeting of shareholders to each non-employee director serving immediately following such meeting. Additional information regarding non-employee director compensation can be found in the “Item 10. Director, Executive Officers and Corporate Governance –Director Compensation” of this Annual Report.

During fiscal year 2024, the Company did not grant equity awards to its named executive officers within the four business days preceding or the one business day following the filing of a periodic report on Form 10-Q or Form 10-K or the filing or furnishing of a Form 8-K that disclosed material nonpublic information. The Company does not time the disclosure of material nonpublic information for the purpose of influencing the value of stock option grants or executive compensation.

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

The table below summarizes the 2025 and 2024 incentive bonus opportunities for our NEOs.

	2025		2024
Named Officer	Target incentive Bonus Opportunity(1)	Basis for Target incentive Bonus for 2025	Target incentive Bonus Opportunity(1)	Basis for Target incentive Bonus for 2024
Elliot Noss	$451,880	50% Ting targets, 20% Wavelo targets and 30% Tucows Domains targets	$490,686	50% Ting targets, 20% Wavelo targets and 30% Tucows Domains targets
Ivan Ivanov (2)	$240,000	50% Ting targets, 25% Wavelo targets and 25% Tucows Domains targets	$-	50% Ting targets, 25% Wavelo targets and 25% Tucows Domains targets
Justin Reilly	$327,022	100% Wavelo targets	$355,104	100% Wavelo targets
David Woroch	$166,848	100% Domain Services targets	$181,176	100% Domain Services targets
Bret Fausett	$210,000	50% Ting targets, 25% Wavelo targets and 25% Tucows Domains targets	$210,000	50% Ting targets, 25% Wavelo targets and 25% Tucows Domains targets
Davinder Singh (2)	$-	-	$181,176	50% Ting targets, 25% Wavelo targets and 25% Tucows Domains targets

(1)

All dollar amounts below are shown U.S. dollars. Amounts payable in Canadian dollars for 2024 have been converted into U.S. dollars based upon the exchange rate of [1.3699] Canadian dollars for each U.S. dollar, the average OANDA exchange rate for 2024 as at December 31, 2024. Amounts payable in Canadian dollars during the 2025 fiscal year have been converted into U.S. dollars based upon the exchange rate of 1.4384 Canadian dollars for each U.S. dollar, which represents the year-end exchange rate as at December 31, 2024

(2)	Mr. Ivanov became Chief Financial Officer on August 5, 2024. Mr. Singh served as Chief Financial Officer until his resignation effective August 2, 2024.

Our Corporate Governance, Nominating and Compensation Committee met in May 2024 and determined the achievement of the financial objectives applicable under the management incentive compensation plan for 2024 had been partially achieved.

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

In connection with its annual review process, the Corporate Governance, Nominating and Compensation Committee approved, effective June 17, 2024, the following Company Option awards to our NEOs with the exception of Mr Ivanov, whose company options were awarded on July 15, 2024. These options vest in equal installments on each of the first four anniversaries of the grant date, generally subject to the NEO’s continued employment with us. The first 5,000 of Mr. Ivanov’s options vested on January 15, 2025; the remaining 15,000 shares will vest in a series of 42 successive equal monthly installments upon Mr. Ivanov’s completion of each additional month of service over the 42-month period thereafter. Mr. Ivanov was also granted 150,000 subsidiary options in Wavelo on July 15, 2024.

Please see “Note 15– Stock Option Plans” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report for a detailed description of these plans.

The following table sets forth the number of Company Options granted in Fiscal 2024 and their corresponding aggregate grant date fair value as of December 31, 2024.

Name	Number of Company Options	Aggregate Grant Date Fair Value (US Dollars)

Elliot Noss	15,000	$141,089
Ivan Ivanov (1)	20,000	$195,800
Justin Reilly	-	-
David Woroch	15,000	$141,089
Bret Fausett	13,500	$125,297
Davinder Singh (1)	-	-

(1) Mr. Ivanov became Chief Financial Officer on August 5, 2024. Mr. Singh served as Chief Financial Officer until his resignation effective August 2, 2024.

The following table sets forth the number of Subsidiary Options granted in Fiscal 2024 and their corresponding aggregate grant date fair value as of December 31, 2024

Name	Number of Subsidiary Options	Aggregate Grant Date Fair Value (US Dollars)

Elliot Noss	-	-
Ivan Ivanov (1)	150,000	$109,201
Justin Reilly	-	-
David Woroch	-	-
Bret Fausett	-	-
Davinder Singh (1)	-	-

(1) Mr. Ivanov became Chief Financial Officer on August 5, 2024. Mr. Singh served as Chief Financial Officer until his resignation effective August 2, 2024.

During Fiscal 2024 options exercised and vested for our named executive officers were as follows:

Name	Company options exercised during Fiscal 2024	Company options vested during Fiscal 2024	Subsidiary options exercised during Fiscal 2024	Subsidiary options vested during Fiscal 2024 Wavelo	Subsidiary options vested during Fiscal 2024 Ting

Elliot Noss	-	4,875	-	250,000	486,486
Ivan Ivanov (1)	-	-	-	-	-
Justin Reilly	-	2,813	-	1,125,000	-
David Woroch	-	5,313	-	-	-
Bret Fausett	-	3,938	-	-	1,352
Davinder Singh (1)	-	4,313	-	21,875	7,095

(1) Mr. Ivanov became Chief Financial Officer on August 5, 2024. Mr. Singh served as Chief Financial Officer until his resignation effective August 2, 2024.

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

Submitted by the following members of the Corporate Governance, Nominating and Compensation Committee:

Robin Chase (Chair) Allen Karp Gigi Sohn

Summary Compensation Table

The following Summary Compensation table provides a summary of the compensation earned by our NEOs, comprising our Chief Executive Officer, our Chief Financial Officer, and our next three most highly compensated executive officers for services rendered in all capacities during 2024. Specific aspects of this compensation are dealt with in further detail in the tables that follow. All dollar amounts below are shown in U.S. dollars. If necessary, amounts that were paid in Canadian dollars during Fiscal 2024 were converted into U.S. dollars based upon the exchange rate of 1.300 Canadian dollars for each U.S. dollar, which represents the average exchange rate for 2024.

Name and Principal Position	Year	Salary (1) ($)	Non-Equity Incentive Plan (2) ($)	Option Awards (3) ($)	All Other Compensation (4) ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Elliot Noss	2024	$474,730	$352,466	$141,089	$7,449	$975,734
President and Chief Executive Officer of Tucows and Ting	2023	481,767	390,766	55,815	210,372	1,138,720
	2022	455,398	281,452	73,781	495,571	1,306,202

Ivan Ivanov (5)	2024	166,667	111,756	195,800	109,201	583,424
Chief Financial Officer	2023	-	-	-	-	-
	2022	-	-	-	-	-

Justin Reilly	2024	572,597	-	-	876	573,473
Chief Executive Officer, Wavelo	2023	581,085	355,104	-	1,482	937,671
	2022	603,031	361,818	73,781	2,196,080	3,234,710

David Woroch	2024	292,141	153,502	141,089	8,034	594,766
Chief Executive Officer, Tucows Domains	2023	296,472	163,982	55,815	7,041	523,310
	2022	297,473	144,308	147,561	6,701	596,043

Bret Fausett	2024	350,000	186,900	125,297	14,800	676,997
Chief Legal Officer and Vice-President, Regulatory Affairs	2023	350,000	167,290	39,070	17,913	574,273
	2022	317,655	120,578	73,781	73,164	585,178

Davinder Singh (5)	2024	170,416	70,370	-	11,709	252,495
Chief Financial Officer	2023	296,472	157,828	55,815	16,920	527,034
	2022	290,299	137,816	73,781	176,012	677,908

(1)	Due to administrative error, the information in this column has been updated to reflect gross salary.
(2)	Represents bonus earned under our incentive programs during the fiscal years ended December 31, 2024, 2023 and 2022.

Of the 2024 amount, the following amounts representing the bonus for the third and fourth quarter will be paid in March 2025:

Elliot Noss	$199,999
Ivan Ivanov	$111,756
Justin Reilly	$-
David Woroch	$103,828
Bret Fausett	$101,457
Davinder Singh	$-

Of the 2023 amount, the following amounts representing the bonus for the third and fourth quarter were paid in March 2024:

Elliot Noss	$174,887
Ivan Ivanov	$-
Justin Reilly	$106,531
David Woroch	$84,585
Bret Fausett	$79,883
Davinder Singh	$74,942

Of the 2022 amount, the following amounts representing the bonus for the third and fourth quarter were paid in February 2023:

Elliot Noss	$107,611
Ivan Ivanov	$-
Justin Reilly	$233,839
David Woroch	$57,441
Bret Fausett	$45,773
Davinder Singh	$50,389

(3)	Represents the aggregate grant date fair value of such Company Options, calculated in accordance with FASB ASC 718. Please see “Note 15– Stock Option Plans” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, for a discussion of the assumptions underlying these calculations.
(4)	Amounts reported in this column are comprised of the following items:

		Additional
		Health	Car	One-Time	Subsidiary	Retirement	All Other
		Spending	Allowance	Payment	Stock Options (1)	Allowance	Compensation
	Year	Credits ($)	($)	($)	($)	($)	($)
Elliot Noss	2024	$876	$6,573	$-	$-	$-	$7,449
	2023	2,001	6,671	-	201,700	-	210,372
	2022	1,154	6,656	-	487,761	-	495,571

Ivan Ivanov (5)	2024	-	-	-	109,201	-	109,201
	2023	-	-	-	-	-	-
	2022	-	-	-	-	-	-

Justin Reilly	2024	876	-	-	-	-	876
	2023	1,482	-	-	-	-	1,482
	2022	1,154	-	-	2,194,926	-	2,196,080

David Woroch	2024	2,556	5,478	-	-	-	8,034
	2023	1,482	5,559	-	-	-	7,041
	2022	1,154	5,547	-	-	-	6,701

Bret Fausett	2024	1,000	-	-	-	13,800	14,800
	2023	-	-	-	5,043	12,870	17,913
	2022	-	-	-	73,164	-	73,164

Davinder Singh (5)	2024	-	3,582	-	-	8,127	11,709
	2023	-	5,559	-	5,043	6,318	16,920
	2022	1,154	5,547	96,147	73,164	-	176,012

(1)	Represents the aggregate grant date fair value of such Subsidiary Options, calculated in accordance with FASB ASC 718. Please see “Note 15– Stock Option Plans” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, for a discussion of the assumptions underlying these calculations.
(5)	Mr. Ivanov became Chief Financial Officer on August 5, 2024. Mr. Singh served as Chief Financial Officer until his resignation effective August 2, 2024.

Executive Pay Ratio

In August 2015 pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer (‟PEO”). The Company’s PEO is Mr. Noss. The annual total compensation for fiscal year 2024 for our PEO was $975,734,and for the median employee was $84,386. The resulting ratio of our PEO’s pay to the pay of our median employee for fiscal year 2024 is 12 to 1.

The measurement was prepared as of December 31, 2024 based on active employees as at that date and total compensation for the annual period then ended. The Company utilized tax records to determine the total annual compensation based on gross employment income for each individual Form W-2 or equivalent for our international subsidiaries. Gross employment income includes salaries, bonus, company medical benefits, car allowance and benefits from exercise of stock-options. We determined the compensation of our median employee (i) by calculating the annual total compensation described above for each of our employees, (ii) ranking the annual total compensation of all employees except for the PEO from lowest to highest and (iii) determining the Median Employee. The Median Employee’s Fiscal 2024 compensation was then determined in a manner consistent with the Summary Compensation Table above and compared to the PEO to derive the ratio.

Grants of Plan-Based Awards

The following table sets forth information concerning Company plan-based awards granted to our NEOs in 2024:

		Estimated future payouts under non-equity incentive plan awards(1)			All other stock awards: Number of shares of stock or units (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Elliot Noss	6/17/2024	$245,343	$490,686	$490,686	15,000	$20.59	$141,089
Ivan Ivanov (3)	7/15/2024	-	-	-	20,000	21.88	195,800
Justin Reilly	-	177,552	355,104	355,104	-	-	-
David Woroch	6/17/2024	90,588	181,176	181,176	15,000	20.59	141,089
Bret Fausett	6/17/2024	105,000	210,000	210,000	3,500	20.59	32,921
	9/3/2024				10,000	20.25	92,377
Davinder Singh (3)	-	90,588	181,176	181,176	-	-	-

(1)

The amounts represent the range of payouts under the 2024 Annual Cash Incentive Bonus plan assuming the achievement of corporate and individual performance targets as further described in "Annual Cash Incentive Bonuses." Amounts above reflect adjustment for any changes in base pay and resulting target bonus percentage during 2024.

(2)

Represents the grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see “Note 15 – Stock Option Plans” of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, for a discussion of the assumptions underlying these calculations.

(3)	Mr. Ivanov became Chief Financial Officer on August 5, 2024. Mr. Singh served as Chief Financial Officer until his resignation effective August 2, 2024.

The following table sets forth information concerning Subsidiary plan-based awards granted to our NEOs in 2024:

Name	Grant date	All other option awards: Number of shares underlying Subsidiary Options	Exercise or base price of Subsidiary Option awards	Grant date fair value of Subsidiary Option awards (1)
Elliot Noss		-	-	-
Ivan Ivanov (2)	7/15/2024	150,000	$1.78	$109,201
Justin Reilly		-	-	-
David Woroch		-	-	-
Bret Fausett		-	-	-

(1)

Represents the grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see “Note 15 – Stock Option Plans” of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report, for a discussion of the assumptions underlying these calculations.

(2)	Mr. Ivanov became Chief Financial Officer on August 5, 2024. Mr. Singh served as Chief Financial Officer until his resignation effective August 2, 2024.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning Company Stock Options held by the named executive officers as of December 31, 2024:

Name	Number of Securities Underlying Unexercised Company Options (#) Exercisable	Number of Securities Underlying Unexercised Company Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Elliot Noss	4,500	-	$64.10	6/4/2025
	4,500	-	62.12	5/27/2026
	4,500	-	60.01	5/27/2027
	3,750	1,250	79.44	5/11/2028
	2,500	2,500	41.97	6/16/2029
	1,250	3,750	26.78	6/29/2030
	-	15,000	20.59	6/17/2031
	21,000	22,500

Ivan Ivanov (1)	-	20,000	$21.88	7/15/2031
	-	20,000

Justin Reilly	6,750	-	$55.19	9/16/2026
	2,250	-	60.01	5/28/2027
	3,000	1,000	79.44	5/12/2028
	2,500	2,500	41.97	6/17/2029
	14,500	3,500

David Woroch	2,250	-	$64.10	6/4/2025
	2,250	-	62.12	5/27/2026
	2,250	-	60.01	5/27/2027
	3,000	1,000	79.44	5/11/2028
	5,000	5,000	41.97	6/16/2029
	1,250	3,750	26.78	6/29/2030
	-	15,000	20.59	6/17/2031
	16,000	24,750

Bret Fausett	561	-	64.10	6/5/2025
	1,124	-	62.12	5/28/2026
	842	-	60.01	5/28/2027
	207	625	79.44	5/11/2028
	415	-	41.97	6/16/2029
	8	1,250	26.78	6/29/2030
	-	1,305	26.78	6/29/2030
	-	3,500	20.59	6/17/2031
	-	10,000	20.25	9/3/2031
	3,157	16,680

Davinder Singh (1)	-	-	-	-
	-	-

(1)        Mr. Ivanov became Chief Financial Officer on August 5, 2024. Mr. Singh served as Chief Financial Officer until his resignation effective August 2, 2024.

The stock options grants listed in the above table were issued under our 2006 Plan.

Under the 2006 Plan, these options primarily vest over a period of four years and have a 7-year term. These options are not exercisable for one year after the grant. Thereafter they become exercisable at the rate of 25% per annum, becoming fully exercisable after the fourth year.

The following table sets forth information concerning subsidiary stock options held by the named executive officers as of December 31, 2024:

Name	Number of Securities Underlying Unexercised Subsidiary Options (#) Exercisable		Number of Securities Underlying Unexercised Subsidiary Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
	Wavelo	Ting	Wavelo	Ting

Elliot Noss	750,000	-	250,000	-	1.27	11/8/2029
	-	1,432,432	-	567,568	6.00	1/15/2030
	750,000	1,432,432	250,000	567,568

Ivan Ivanov (1)	-	-	150,000	-	1.27	7/14/2031
	-	-	150,000	-

Justin Reilly	3,375,000	-	1,125,000	-	1.27	11/8/2029
	3,375,000	-	1,125,000	-

Bret Fausett	75,000	-	-	-	1.27	11/8/2029
	-	25,000	-	-	6.00	1/15/2030
	75,000	25,000	-	-

Davinder Singh (1)	-	-	-	-
	-	-	-	-

(1)        Mr. Ivanov became Chief Financial Officer on August 5, 2024. Mr. Singh served as Chief Financial Officer until his resignation effective August 2, 2024.

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

Elliot Noss (1)		Termination	Change in
	2024	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)		$949,460	$2,963,534
Bonus Plan (3)		874,474	874,474
Acceleration of Unvested Equity Awards (4)		-	-

Benefits (5)
Car Allowance		13,146	13,341
Healthcare Flexible Spending Account		1,753	1,753

		$1,838,833	$3,853,102

Ivan Ivanov (1)		Termination	Change in
	2024	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)		400,000	-
Bonus Plan (3)		399,699	-
Acceleration of Unvested Equity Awards (4)		-	-

Benefits (5)
Car Allowance		-	-
Healthcare Flexible Spending Account		-	-

		$799,699	$—

Bret Fausett (1)		Termination	Change in
	2024	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)		$379,167	$-
Bonus Plan (3)		242,387	-
Acceleration of Unvested Equity Awards (4)		-	-

Benefits (5)
Car Allowance		-	-
Healthcare Flexible Spending Account		1,083.00	-

		$622,637	$—

Justin Reilly (1)	Termination	Change in
	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)	$524,881	$-
Bonus Plan (3)	-	-
Acceleration of Unvested Equity Awards (4)	-	-

Benefits (5)
Car Allowance	-	-
Healthcare Flexible Spending Account	803	-

	$525,684	-

David Woroch (1)	Termination	Change in
	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)	$584,283	$-
Bonus Plan (3)	418,349	-
Acceleration of Unvested Equity Awards (4)	-	-

Benefits (5)
Car Allowance	10,955	-
Healthcare Flexible Spending Account	5,112	-

	$1,018,699	$-

(1)	For the purpose of the table we assumed an annual base salary at the executive’s level as of December 31, 2024.
(2)

Severance for Mr. Noss is compensation for one year plus one-month additional compensation for each completed year of service.  Total compensation is capped at 24 months. For Messrs. Fausett, Reilly and Woroch, severance compensation is for six months plus one-month additional compensation for each completed year of service. Total compensation is capped at 24 months. Severance for Mr. Ivan is 12 months base salary prior to 18 months anniversary of August 05, 2024.

(3)	For the purpose of the table we assumed that the annual incentive bonus target as of December 31, 2024 had been achieved and that no overachievement bonus or special bonuses would be payable.
(4)

For purposes of the above table, we have assumed that if we terminate Mr. Noss without cause all his unvested options vest automatically and that for Messrs. Ivanov, Fausett, Reilly and Woroch, their options continue to vest through any severance period. On a change in control we have assumed that all unvested options for Mr. Noss vest automatically and that for Messrs. Ivanov, Fausett, Reilly and Woroch, their options continue to vest through and until the end of any severance period. Amounts disclosed in this table equal the closing market value of our common stock as of December 31, 2024, minus the exercise price, multiplied by the number of unvested shares of our common stock that would vest. The closing market value of our common stock on December 31, 2024 was 17.14.

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

Upon termination without cause, Messrs. Woroch, Reilly and Fausett are each entitled to a severance payment in the amount of six months’ compensation plus one months’ compensation for each additional completed year of service. Severance payments can be made in equal monthly installments. Messrs. Woroch, Reilly and Fausett are each bound by a standard non-competition covenant for a period of twelve months following their termination.

If Mr. Ivanov is terminated by the Company without cause and executes a release prior to the 18-month anniversary of August 5, 2024, he will receive (a) 12 months’ base salary (at the rate then in effect), plus (b) his target annual bonus for the year of termination. If Mr. Ivanov is terminated by the Company without cause and executes a release on or after the 18-month anniversary of August 5, 2024, he will receive (a) six months base salary (at the rate then in effect), plus (b) one week of his base salary (at the rate then in effect) for each completed year of service with the Company, up to an aggregate sum for subsections (a) and (b) equal to 24 months of base salary, and (c) his target annual bonus for the year of termination.

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

Compensation Committee Interlocks and Insider Participation

The members of the Corporate Governance, Nominating and Compensation Committee of our Board during 2024 were Ms. Chase (Chair), Mr. Karp, Mr. Schwartz (until November 2023), Ms. Sohn (beginning November 2023) and Mr. Matheson (beginning November 2023). To ensure that our compensation policies are administered in an objective manner, our Corporate Governance, Nominating and Compensation Committee is comprised entirely of independent directors. None of the members of our Corporate Governance, Nominating and Compensation Committee has ever been an officer or employee of the Company or its subsidiaries. None of our executive officers serves as a member of the Board or compensation committee of any entity that has one or more executive officers on our Board or Corporate Governance, Nominating and Compensation Committee.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock, as of March 13, 2025, by each of our directors and NEOs, as well as by all of our directors and executive officers as a group. The information on beneficial ownership in the table and related footnotes is based upon data furnished to us by, or on behalf of, the persons referred to in the table. Unless otherwise indicated in the footnotes to the table, each person named has sole voting power and sole investment power with respect to the shares included in the table.

	Beneficial Ownership of Company Stock
Name	Company Stock Beneficially Owned Excluding Options		Company Stock Options Exercisable within 60 Days of March 13, 2025	Total Common Stock Beneficially Owned	Percent of Class(1)
Elliot Noss
96 Mowat Avenue Toronto, Ontario, Canada	633,945	(2)	22,250	656,195	5.9%
Ivan Ivanov	-	(3)	6,071	6,071	*
Justin Reilly	1,944		15,500	17,444	*
David Woroch	125,348	(4)	17,000	142,348	1.3%
Bret Fausett	32,377	(5)	4,407	36,784	*
Robin Chase	29,172		22,500	51,672	*
Erez Gissin	17,887		22,500	40,387	*
Jeffrey Schwartz	12,375		22,500	34,875	*
Allen Karp	18,014	(6)	22,500	40,514	*
Marlene Carl	18		15,625	15,643	*
Gigi Sohn	-		6,875	6,875	*
Lee Matheson	-		6,875	6,875	*
Davinder Singh	-	(3)	-	-	*
All directors and executive officers as a group (13 persons)	871,080		184,603	1,055,683	9.4%

*	Less than 1%.

(1)	Based on 11,032,586 shares outstanding as of March 10, 2025, and stock options exercisable within 60 days of March 13, 2025.

(2)

Includes an aggregate of 120,670 shares of common stock that are held in Mr. Noss’s RRSP accounts. Includes 1,639 shares of common stock that are held in Mr. Noss’s TFSA account. Includes 2,470 shares held by Mr. Noss's spouse, for which Mr. Noss disclaims ownership, and 38,968 shares of common stock that are held in Mr. Noss’s former spouses name, over which he has voting power only, pursuant to a separation agreement of 2013. Includes 437,941 shares of Common Stock that are subject to a loan and pledge arrangement entered into by Mr. Noss in order to satisfy the required Canadian taxes and exercise price due in connection with the exercise of expiring options.

(3)	Mr. Ivanov became Chief Financial Officer on August 5, 2024. Mr. Singh served as Chief Financial Officer until his resignation effective August 2, 2024.

(4)	Includes 54,984 shares of common stock that are held in Mr. Woroch’s RRSP account and 10,750 shares of common stock held in his wife’s RRSP account.

(5)	Includes 1,272 shares held in Mr. Fausett's 401(K) retirement savings plan.

(6)	Includes 3,000 shares of common stock that are held directly by Mr. Karp’s wife.

Share Ownership of Certain Beneficial Owners

The following table sets forth information with respect to each shareholder known to us to be the beneficial owner of more than 5% of our outstanding common stock as ofMarch 13, 2025 except for Mr. Noss, whose beneficial ownership of shares is described in the table above.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)

Edgepoint Investment Group, Inc.	2,106,165	(2)	19.1%
150 Bloor Street West, Suite 500
Toronto, Ontario, Canada, M5S 2X9

Norman Rentrop	1,413,439	(3)	12.8%
Ruengsdorfer Str. 2e
Bonn, Germany 53173

Blacksheep Fund Management Limited	915,154	(4)	8.3%
Rock House, Main Street, Blackrock, Co
Dublin, Ireland A94 YY39

BlackRock, Inc.	586,999	(5)	5.3%
50 Hudson Yards
New York, NY 10001

(1)	Based on 11,032,586 shares outstanding as of March 10, 2025.

(2)

Edgepoint Investment Group, Inc. has sole dispositive power and sole voting power over 1,947,291 shares of common stock, and shared dispositive and shared voting power over 158,874 shares of common stock. This information is based solely on a review of a Schedule 13G filed with the SEC on February 14, 2024 by Edgepoint Investment Group, Inc.

(3)

Norman Rentrop has sole dispositive power and sole voting power over 1,413,439 shares of common stock. This information is based solely on a review of a Schedule 13G filed with the SEC on January 07, 2025 by Norman Rentrop.

(4)

Blacksheep Fund Management Ltd. has shared voting power and shared dispositive power over 915,154 shares of common stock. This information is based solely on a review of a Schedule 13G/A filed with the SEC on January 17, 2024 by Blacksheep Fund Management Limited.

(5)

Blackrock Inc. has sole voting power over 582,011 shares of common stock and sole dispositive power over 586,999 shares of common stock. This information is based solely on a review of a Schedule 13G/A filed with the SEC on November 08, 2024 by Blackrock Inc.

Equity Compensation Plan Information

 The following table provides information for our Company equity compensation plans as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding Company Options, warrants and rights (#)	Weighted average exercise price of outstanding Company Options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2006 Equity Compensation Plan	1,122,700	$45.86	1,041,016
Equity compensation plans not approved by security holders	-	-	-
Total	1,122,700	$45.86	1,041,016

 The following table provides information for our Wavelo equity compensation plans as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding Subsidiary Options, warrants and rights (#)	Weighted average exercise price of outstanding Subsidiary Options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2022 Wavelo Equity Compensation Plan	15,887,997	$1.32	9,078,253
Equity compensation plans not approved by security holders	-	-	-
Total	15,887,997	$1.32	9,078,253

The following table provides information for our Ting equity compensation plans as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding Subsidiary Options, warrants and rights (#)	Weighted average exercise price of outstanding Subsidiary Options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2023 Ting Equity Compensation Plan	5,959,660	$6.00	4,036,590
Equity compensation plans not approved by security holders	-	-	-
Total	5,959,660	$6.00	4,036,590

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of Deloitte LLP for the year ended December 31, 2024 andDecember 31, 2023 are set forth below:

	2024 Fees	2023 Fees
Audit Fees (1)	$1,872,000	$566,000
Audit related fees (2)	24,000	-
Tax Fees (3)	157,000	51,000
All Other Fees (4)	310,000	-
Total Fees	$2,363,000	$617,000

(1)

Consists of fees and expenses for (a) the annual audits of our consolidated financial statements and the accompanying attestation report regarding our ICFR contained in our Annual Report on Form 10-K, (b) fees for statutory audits required for certain subsidiaries and (c) the review of quarterly financial information included in our Quarterly Reports on Form 10-Q.

(2)	Consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Consists of fees and expenses for tax compliance and advisory services.

(4)	All other services not included in the above.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

1.           Financial Statements.  The financial statements listed in the accompanying index to consolidated financial statements and condensed financial statements of Tucows Inc. are filed as part of this Annual Report.

2.           Financial Statement Schedules.  Schedules are not submitted because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3.         Exhibits.  The Exhibits listed below are filed or incorporated by reference as part of this Annual Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in the footnotes below.

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

Exhibit No.	Description

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

10.7	Amended and Restated Senior Secured Credit Agreement, dated as of June 14, 2019, by and among Tucows.com Co., Ting Fiber, Inc., Ting, Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, as Borrowers, Tucows, Inc., as parent, Royal Bank of Canada, as Administrative Agent, and Royal Bank of Canada, Bank of Montreal, Bank of Nova Scotia, HSBC Bank Canada and Canadian Imperial Bank of Commerce, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on June 18, 2019).

10.8	Amending Agreement No. 1, dated as of November 27, 2019, to the Amended and Restated Senior Secured Credit Agreement, dated as of June 14, 2019 (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on December 4, 2019).

10.9	Second Amended and Restated Senior Secured Credit Agreement, dated as of October 26, 2021, by and among Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows' Current Report on Form 8-K, as filed with the SEC on November 18, 2021).

10.10	Asset Purchase Agreement, dated as of August 1, 2020, by and between Tucows Inc., and DISH WIRELESS L.L.C. (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Quarterly Report on Form 10-Q on November 5, 2020).

10.11	Mobile Virtual Network Enabler (“MVNE”) Master Services Agreement, dated as of August 1, 2020, by and between Ting Inc., and DISH WIRELESS L.L.C (Incorporated by reference to Exhibit 10.2 filed with Tucows’ Quarterly Report on Form 10-Q on November 5, 2020).

10.12	Third Amended and Restated Senior Secured Credit Agreement, dated as of August 8, 2022, by and among Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, Wavelo Inc., as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders (Incorporated by reference to Exhibit 10.3 filed with Tucows Quarterly Report on Form 10-Q on November 3, 2022).

10.13	Amending Agreement No. 1 to the Third Amended and Restated Senior Secured Credit Agreement, dated as of November 2, 2022, by and among Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, Wavelo, Inc. as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders. (Incorporated by reference to Exhibit 10.13 filed with Tucows' Quarterly Report on Form 10-K on March 15, 2023).

10.14	Amending Agreement No. 2 to the Third Amended and Restated Senior Secured Credit Agreement, dated as of March 14, 2023, by and among Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, Wavelo, Inc. as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders. (Incorporated by reference to Exhibit 10.14 filed with Tucows' Quarterly Report on Form 10-K on March 15, 2023).

Exhibit No.	Description

10.15	Series A Preferred Unit Purchase Agreement, dated as of August 8, 2022, by and among Ting Fiber, LLC, a Delaware limited liability company and Generate TF Holdings, LLC (Incorporated by reference to Exhibit 10.4 filed with Tucows' Quarterly Report on Form 10-Q on November 3, 2022).

10.16	Wavelo, Inc. 2022 Equity Compensation Plan (September 22, 2022) (Incorporated by reference to Exhibit 10.16 filed with Tucows' Quarterly Report on Form 10-K on March 13, 2023).

10.17	Ting Fiber, LLC 2022 Equity Compensation Plan (December 15, 2022) (Incorporated by reference to Exhibit 10.17 filed with Tucows' Quarterly Report on Form 10-K on March 13,2023).

10.18	Credit Agreement, dated as of September 22, 2023, by and among, Tucows Inc. and its wholly owned subsidiaries, Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Wavelo Inc., and Tucows (Emerald), LLC, Bank of Montreal as Agent and other parties thereto (Incorporated by references to Exhibit 10.1 filed with Tucows' Current Report on Form 8-K, as filed with the SEC on September 25, 2023).

10.19	Note Purchase Agreement, dated as of May 4, 2023, by and among Ting Issuer LLC, the asset entities party thereto, Ting Holdco LLC, Ting Fiber, LLC, and each of the Purchasers listed on the Purchaser Schedule thereto (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on May 5, 2023)

10.20	Note Purchase Agreement, dated as of August 20, 2024, by and among Ting Issuer LLC, the asset entities party thereto, Ting Holdco LLC, Ting Fiber, LLC, and each of the Purchasers listed in Purchaser Schedule thereto (Incorporated by reference to Exhibit 10.1* filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on August 23, 2024).

19.1#	Insider Trading Policy.

21.1#	Subsidiaries of Tucows Inc.

23.1#	Consent of Deloitte LLP, Independent Registered Public Accounting Firm.

23.2#	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1#	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2#	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1†	Chief Executive Officer’s Section 1350 Certification.

32.2†	Chief Financial Officer’s Section 1350 Certification.

97.1#	Compensation Recoupment Policy of Tucows Inc., dated November 17, 2023.

101.INS#	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH#	Inline XBRL Taxonomy Extension Schema

101.CAL#	Inline XBRL Taxonomy Extension Calculation

101.DEF#	Inline XBRL Taxonomy Extension Definition

101.LAB#	Inline XBRL Taxonomy Extension Labels

101.PRE#	Inline XBRL Taxonomy Extension Presentation

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

*	Management or compensatory contract.
#	Filed herewith.
†	Furnished herewith.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Tucows Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tucows Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tucows Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 13, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte LLP

Chartered Professional Accountants

Licensed Public Accountants

Toronto, Canada
March 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Tucows Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tucows Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes and the Parent Company Condensed Financial Statements of Tucows Inc. (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company for the year ended December 31, 2022, before the effects of the adjustments to retrospectively adjust the segment disclosures in Note 20 for the adoption of the recent accounting pronouncement described in Note 2 to the financial statements, were audited by other auditors whose report, dated March 15, 2023, expressed an unqualified opinion on those financial statements. We have also audited the adjustments to the 2022 consolidated financial statements to retrospectively adjust the disclosures in Note 20 for the adoption of the recent accounting pronouncement described in Note 2. Our procedures included (1) examining evidence regarding the amounts and disclosures, and (2) evaluating the overall presentation of the amounts in Note 20. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2022 consolidated financial statements of the Company other than with respect to the retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2022 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue — Refer to Notes 10 and 20 to the financial statements

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

The Company’s process to record revenue for Ting and Tucows Domains is highly dependent on information technology systems (“IT systems”) and is impacted by the material weakness identified by management as of December 31, 2023. While the material weakness was remediated by December 31, 2024, the internal controls over General IT Controls (GITCs) were ineffective for a portion of the year. We identified the evaluation of the appropriateness and sufficiency of audit evidence over revenue as a critical audit matter, as it required an especially high-level of auditor judgment. Auditing revenue resulted in an increased extent of audit effort and the nature of audit procedures were designed to obtain audit evidence outside of the IT systems.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue for Ting and Tucows Domains, taking into account the ineffectiveness of certain key IT general controls for a portion of the year, included the following, among others:

●	Reconciled the extract of revenue transactions from the billing systems to the general ledger;
●

For a sample of revenue transactions from the general ledger, obtained and inspected source documents, including contracts, invoices, proof of service, subsequent cash receipts, and history of customer payments where applicable; and

●	For a sample of Tucows Domains revenue transactions, agreed them to confirmations, third-party registry information and Internet Corporation for Assigned Names and Numbers (ICANN) database.

Property and equipment — Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

As part of the Company’s 2024 Capital Efficiency Plan, management determined that certain assets under construction within the Ting operating segment would be disposed of by abandonment. Management estimated the salvage values of these assets based on historical experience, available market information, third party analysis and other assumptions believed to be reasonable under the circumstances. In addition, management considered subsequent events occurring through the reporting date. An impairment loss was recognized for the excess of the carrying amount over the estimated salvage values of the assets.

Management’s estimates of the salvage values of the assets under construction involved a high degree of judgment. Consequently, we identified the salvage values of the assets under construction as a critical audit matter. Auditing these estimates required significant auditor judgment and an increased extent of audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the salvage values of the assets under construction, included the following, among others:

●

Evaluated the reasonableness of the expected salvage values, including the reasonableness of management’s assumptions regarding the probability of disposal by sale to third parties or outright abandonment by:

o	Conducting inquiries with finance management and operational personnel to gain an understanding of the present condition of assets under construction; and
o	Obtaining and inspecting third party correspondence related to prospective sales.
●	Evaluated management’s assessment of subsequent events occurring through the reporting date by:
o	Conducting inquiries regarding subsequent events with senior management; and
o	Inspecting source documents, where applicable to corroborate inquiries of management.

/s/ Deloitte LLP

Chartered Professional Accountants

Licensed Public Accountants

Toronto, Canada
March 13, 2025

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Tucows Inc.:

Opinion on the Consolidated Financial Statements

We have audited, before the effect of the adjustments to retrospectively apply the change in accounting described in Notes 2(x) and 20, the consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows of Tucows Inc. (the Company) for the year ended December 31, 2022, and the related notes, and the schedule of the condensed statements of income (loss) and comprehensive income (loss) and condensed statement of cash flows of Tucows Inc. for the year ended December 31, 2022 (collectively, the consolidated financial statements). The 2022 consolidated financial statements before the effects of the adjustments described in Notes 2(x) and 20 are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Notes 2(x) and 20, present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Notes 2(x) and 20 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

We served as the Company’s auditor from 2001 to 2023.

Vaughan, Canada
March 15, 2023, except for the schedule of the condensed financial statements of Tucows Inc., which is as of April 1, 2024

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

	December 31,	December 31,
	2024	2023

Assets

Current assets:
Cash and cash equivalents	$56,903	$92,687
Restricted cash	4,628	3,639
Accounts receivable, net of expected credit losses of $923 as of December 31, 2024 and $511 as of December 31, 2023	20,878	22,206
Contract asset, net	-	1,417
Inventory	3,975	6,786
Prepaid expenses and deposits	17,314	17,387
Derivative instrument asset	-	2,277
Deferred costs of fulfillment, current portion	101,467	95,649
Income taxes recoverable	217	709
Total current assets	205,382	242,757

Deferred costs of fulfillment, long-term portion	15,508	15,419
Investments	2,012	2,012
Secured notes reserve funds	11,707	8,652
Property and equipment, net	331,049	339,644
Right of use assets	35,640	27,467
Contract costs	2,333	2,581
Intangible assets	24,755	29,484
Goodwill	130,410	130,410
Total assets	$758,796	$798,426

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$9,009	$12,676
Accrued liabilities	31,227	35,356
Customer deposits	16,660	19,335
Derivative instrument liability	1,270	-
Operating lease liability, current portion	5,150	5,397
Contract liabilities, current portion	135,649	126,733
Accreditation fees payable	623	609
Income taxes payable	263	1,235
Total current liabilities	199,851	201,341

Contract liabilities, long-term portion	21,155	21,350
Operating lease liability, long-term portion	25,899	18,255
Syndicated revolver	194,426	210,354
Notes payable	287,646	222,895
Redeemable preferred units - no par value, 33,333,333 units authorized; 15,243,600 units issued and outstanding as of December 31, 2024 and December 31, 2023	122,156	111,390
Deferred tax liability	2,963	2,966

Stockholders' equity (deficit)
Common stock - no par value, 250,000,000 shares authorized; 11,014,655 shares issued and outstanding as of December 31, 2024 and 10,903,405 shares issued and outstanding as of December 31, 2023	36,581	34,373
Additional paid-in capital	19,241	14,072
Accumulated deficit	(150,158)	(40,298)
Accumulated other comprehensive income (loss)	(964)	1,728
Total stockholders' equity (deficit)	(95,300)	9,875
Total liabilities and stockholders' equity (deficit)	$758,796	$798,426

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

	Year ended December 31,
	2024	2023	2022

Net revenues	$362,275	$339,337	$321,142

Cost of revenues
Cost of revenues	209,747	202,256	196,268
Network, other costs	26,723	28,222	17,433
Network, depreciation of property and equipment	39,872	35,864	27,589
Network, amortization of intangible assets	1,463	1,506	1,512
Network, impairment of property and equipment	1,441	4,822	92
Total cost of revenues	279,246	272,670	242,894

Gross profit	83,029	66,667	78,248

Expenses:
Sales and marketing	59,382	67,806	53,937
Technical operations and development	18,627	19,217	14,187
General and administrative	37,068	33,406	30,845
Depreciation of property and equipment	451	567	598
Loss (gain) on disposition of property and equipment	-	-	461
Amortization of intangible assets	3,834	9,323	9,882
Impairment of property and equipment	17,726	-	-
Restructuring charges	10,954	-	-
Total expenses	148,042	130,319	109,910

Loss from operations	(65,013)	(63,652)	(31,662)

Other income (expenses):
Interest expense, net	(51,275)	(41,771)	(14,456)
Loss on debt extinguishment	-	(14,680)	-
Income earned on sale of transferred assets, net	13,978	17,033	18,507
Other income (expense), net	436	-	(177)
Total other income (expenses)	(36,861)	(39,418)	3,874

Loss before provision for income taxes	(101,874)	(103,070)	(27,788)

Provision for (recovery of) income taxes	7,986	(6,873)	(217)

Net loss for the period	(109,860)	(96,197)	(27,571)

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities	(2,681)	1,830	418
Net amount reclassified to earnings	(11)	(886)	23
Other comprehensive income (loss) net of tax expense (recovery) of ($858), $299 and $141 for the years ended December 31, 2024, 2023 and 2022, respectively.	(2,692)	944	441

Comprehensive loss, net of tax for the period	$(112,552)	$(95,253)	$(27,130)

Basic and diluted loss per common share	$(10.02)	$(8.85)	$(2.56)

Shares used in computing basic and diluted loss per common share	10,967,581	10,864,086	10,769,280

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Stockholders’ Equity

(Dollar amounts in thousands of U.S. dollars)

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained earnings	comprehensive	stockholders'
	Number	Amount	capital	(Accumulated deficit)	income (loss)	equity

Balances, December 31, 2021	10,747,417	$28,515	$2,764	$83,470	$343	$115,092

Exercise of stock options	40,459	1,593	(497)	-	-	1,096
Shares deducted from exercise of stock options for payment of withholding taxes and exercise consideration	(3,053)	-	-	-	-	-
Stock-based compensation	32,287	1,760	5,839	-	-	7,599
Net loss	-	-	-	(27,571)	-	(27,571)
Other comprehensive income (loss)	-	-	-	-	441	441
Balances, December 31, 2022	10,817,110	$31,868	$8,106	$55,899	$784	$96,657

Stock-based compensation	86,295	2,505	5,966	-	-	8,471
Net loss	-	-	-	(96,197)	-	(96,197)
Other comprehensive income (loss)	-	-	-	-	944	944
Balances, December 31, 2023	10,903,405	$34,373	$14,072	$(40,298)	$1,728	$9,875

Exercise of stock options	-	-	43	-	-	43
Stock-based compensation	111,250	2,208	5,126			7,334
Net loss	-	-	-	(109,860)	-	(109,860)
Other comprehensive income (loss)	-	-	-	-	(2,692)	(2,692)
Balances, December 31, 2024	11,014,655	$36,581	$19,241	$(150,158)	$(964)	$(95,300)

See accompanying notes to consolidated financial statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

	Year ended December 31,
	2024	2023	2022
Cash provided by:
Operating activities:
Net loss for the period	$(109,860)	$(96,197)	$(27,571)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	40,323	36,431	28,187
Impairment of property and equipment	19,167	4,822	92
Amortization of debt discount and issuance costs	4,479	3,331	685
Amortization of intangible assets	5,297	10,829	11,394
Net amortization of contract costs	248	(754)	(748)
Accretion of contingent consideration	-	-	248
Deferred income taxes (recovery)	854	(13,040)	(6,981)
Excess tax benefits on share-based compensation expense	-	-	(193)
Net Right of use assets/Operating lease liability	(776)	(406)	(897)
Disposal of domain names	7	5	7
Accretion of redeemable preferred units	9,758	14,163	3,896
Loss on debt extinguishment	-	14,680	-
Write-off of debt discount and issuance cost	-	277	-
Loss (gain) on change in the fair value of forward contracts	-	1,624	281
Amortization of discontinued cash flow hedge	-	(1,144)	(761)
Loss (gain) on disposal of property and equipment	-	-	-
Stock-based compensation expense	7,021	8,134	7,599
Remeasurement of contingent consideration	-	-	(400)
Undistributed earnings of equity method investee	(258)	-	-
Change in non-cash operating working capital:
Accounts receivable	1,328	(3,802)	(3,825)
Contract assets	1,417	6,070	(6,709)
Inventory	2,811	361	(4,007)
Prepaid expenses and deposits	331	(382)	3,981
Deferred costs of fulfillment	(5,907)	(394)	2,037
Income taxes recoverable	(480)	734	3,355
Accounts payable	(3,391)	(5,319)	6,754
Accrued liabilities	1,826	9,044	7,411
Customer deposits	(2,675)	3,552	(1,191)
Contract liabilities	8,721	2,952	(2,667)
Accreditation fees payable	14	(342)	(101)
Net cash provided by (used in) operating activities	(19,745)	(4,771)	19,876

Financing activities:
Proceeds received on exercise of stock options	43	-	1,096
Proceeds from issuance of notes payable	62,991	227,258	-
Redeemable preferred units redemption	-	(45,718)	87,500
Proceeds from redeemable preferred units	-	35,000	-
Deferred notes payable financing costs	(2,011)	(6,738)	-
Deferred preferred financing costs	-	145	(1,016)
Proceeds received on syndicated revolver	-	52,382	48,300
Repayment of syndicated revolver	(16,500)	(80,182)	(748)
Payment of syndicated revolver costs	(25)	(1,711)	-
Contingent consideration for acquisitions	-	(1,600)	(3,125)
Net cash (used in) provided by financing activities	44,498	178,836	132,007

Investing activities:
Proceeds on disposal of property and equipment	542	-	-
Additions to property and equipment	(56,460)	(92,055)	(136,710)
Acquisition of other intangible assets	(575)	(528)	(782)
Net cash used in investing activities	(56,493)	(92,583)	(137,492)

Increase (decrease) in cash and cash equivalents, restricted cash, and restricted cash equivalents	(31,740)	81,482	14,391

Cash and cash equivalents, restricted cash, and restricted cash equivalents beginning of year	104,978	23,496	9,105
Cash and cash equivalents, restricted cash, and restricted cash equivalents end of year	$73,238	$104,978	$23,496

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:

Cash and cash equivalents	56,903	92,687	23,496
Restricted cash included in funds held by trustee	4,628	3,639	-
Restricted cash included in secured notes reserve funds	11,707	8,652	-
Total Cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$73,238	$104,978	$23,496

Supplemental cash flow information:
Interest paid	$37,961	$24,736	$10,289
Income taxes paid, net	$7,653	$4,929	$3,883
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$3,572	$6,948	$501

See accompanying notes to consolidated financial statements

Tucows Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

1. Organization of the Company:

Tucows Inc. (referred to as the “Company”, “Tucows”, “we”, “us” or through similar expressions) is a corporate parent, allocating capital and providing efficient shared services to its three businesses: Ting, Wavelo and Tucows Domains Services. Ting provides retail consumers and small businesses with high-speed fixed Internet access in a number of towns and cities across the United States. Wavelo offers platform services which provide solutions to support Communication Service Providers ("CSPs") including subscription and billing management, network orchestration and provisioning, individual developer tools, and other professional services. Tucows Domains Services is a global distributor of Internet services, including domain name registration, digital certificates, and email. It provides these services primarily through a global Internet-based distribution network of Internet Service Providers, web hosting companies and other providers of Internet services to end-users.

2. Significant Accounting Policies:

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are stated in U.S. dollars, except where otherwise noted.

(a) Basis of presentation

These consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

(b) Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its judgments and estimates, the recoverability of goodwill and intangible assets which requires judgment over qualitative indicators of impairment and loss contingencies. If these indicators suggest potential impairment, the Company performs a quantitative impairment test as required under ASC 350. For acquired customer relationships, the Company estimates the fair value based on the income approach. The income approach is a valuation technique that calculates the fair value of an intangible asset based on the present value of future cash flows expected to be generated over the remaining useful life of the asset. This valuation involves significant subjectivity and estimation uncertainty, including assumptions related to future revenues attributable to acquired customer relationships, attrition rates and discount rates. As part of the Company’s 2024 Capital Efficiency Plan, management also estimated the salvage value of certain Ting assets that the Company determined would be disposed of by abandonment. Management bases its estimates on historical experience, available market information as applicable, third party analysis and on various other assumptions that are believed to be reasonable under the circumstances at the time they are made. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

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

(d) Restricted cash

Restricted cash is solely in connection with the 2023 Term Notes and 2024 Term Notes as defined in "Note 8 - Notes Payable" and consists of (i) securitized assets cash receipts held by trustee and (ii) liquidity reserve funds. The non-current portion of the restricted cash is presented in "Secured notes reserve funds" on the Consolidated Balance Sheet.

(e) Inventory

Inventory primarily consists of Internet optical network terminals and customer installation equipment. All inventory is stated at the lower of cost or net realizable value. Cost is determined based on the weighted average cost of the mobile device, accessory shipped or optical network terminals.

The net realizable value of inventory is analyzed for signs of obsolescence or damage on a regular basis. If assessments regarding the above factors adversely change, we may be required to write down the value of inventory.

(f) Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation and impairment. Assets deemed to have been abandoned are recorded at their salvage value and are not depreciated. Depreciation is provided on a straight-line basis so as to depreciate the cost of depreciable assets over their estimated useful lives at the following rates:

	Rate
Asset
Computer equipment		30%
Computer software	33 1/3	-	100%
Furniture and equipment		20%
Vehicles and tools		20%
Fiber network (years)		15
Customer equipment and installations (years)		3
Leasehold improvements	Over term of lease
Capitalized internal use software (years)	3	-	7

The Company reviews the carrying values of its property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs impairment testing at the asset group level unless an asset generates independent cash flows. The Company first performs a qualitative assessment to determine whether events or circumstances indicate that it is more likely than not that the carrying amount of the asset (group) is not recoverable. If such indicators exist, the Company then compares the estimated undiscounted future cash flows expected to result from the use of the asset (group) and if their eventual disposition is less than their carrying amount. If the carrying amount exceeds the undiscounted future cash flows, the assets (group) are considered to be impaired. The amount of the impairment loss recognized is measured as the amount by which the carrying value of the asset (group) exceeds fair value, with fair value being determined based upon discounted cash flows or appraised values, depending on the nature of the assets. For certain assets that the Company determined would be disposed of by abandonment, management estimated the salvage value. The salvage value was estimated based on management’s judgment regarding realizability in secondary markets. Management based its estimates on historical experience, available market information as applicable, third party analysis and on various other assumptions that are believed to be reasonable under the circumstances at the time they are made. In instances where assets under construction or computer equipment is found to be damaged, it is written off. During the year ended December 31, 2024, the Company recorded impairment charges related to assets under construction and computer equipment no longer contributing to future operations due to the 2024 Capital Efficiency Plan. The valuation of assets under construction and computer equipment at salvage value involves significant estimates, and it is reasonably possible that salvage value could materially change in the near term due to changing market conditions, market demand and subsequent asset sales.

Additions to the fiber network are recorded at cost, including all material, labor, capitalized interest, vehicle and installation and construction costs associated with the construction of cable transmission and distribution facilities. While the Company’s capitalization is based on specific activities, once capitalized, costs are tracked by fixed asset category at the fiber network level and not on a specific asset basis. For assets that are retired, the estimated historical cost and related accumulated depreciation is derecognized.

Additions to land are recorded at cost, and include any direct costs associated with the purchase, as well as any direct costs incurred to bring it to the condition necessary for its intended use, such as legal fees associated with the acquisition and the cost of permanent improvements. Land is not depreciated.

We capitalize the development costs for software to be used internally when software development projects enter the application development stage. This occurs when we complete the preliminary project stage, management authorizes and commits to funding the project, and it is feasible that the project will be completed and the software will perform the intended function. We cease to capitalize costs related to a software project when it enters the post implementation and operation stage, which is the point at which a software project is substantially completed and ready for its intended use.

Costs capitalized during the application development stage consist of payroll and related costs for employees who are directly associated with, and who devote time directly to, a project to develop software for internal use. External contractor costs who are directly associated with, and who devote time directly to, a project to develop software for internal use are also capitalized. We do not capitalize any general and administrative or overhead costs or costs incurred during the application development stage related to research and development, training or data conversion costs. Research and development costs and data conversion costs may be recorded as Costs to fulfill a contract, if they relate to a specific professional services customer contract (see Note 11 - Costs to obtain and fulfill a contract). Costs related to upgrades and enhancements to internal-use software, if those upgrades and enhancements result in additional functionality, are capitalized. If upgrades and enhancements do not result in additional functionality, those costs are expensed as incurred.

In determining and reassessing the estimated useful life over which the cost incurred for the software should be amortized, we consider the effects of obsolescence, technology, competition and other economic factors.

(g) Derivative Financial Instruments

The Company uses derivative financial instruments to manage foreign currency exchange risk.

The Company accounts for these instruments in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, “Derivatives and Hedging” ("Topic 815"), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. Topic 815 also requires that changes in our derivative financial instruments’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges). The Company recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges in accumulated other comprehensive income (loss) in our accompanying Consolidated Balance Sheets.

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

If required to perform the quantitative test, the Company compares the reporting unit's carrying amount to its fair value, which is typically estimated using a discounted cash flow or income approach in which future expected cash flows at the operating segment level are converted to present value using factors that consider the timing and risk of the future cash flows. The estimate of cash flows used is prepared on an unleveraged debt-free basis. The discount rate reflects a market-derived weighted average cost of capital. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the Company’s expected long-term operating and cash flow performance for its operating segment. The projections are based upon the Company’s best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures.

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

The indefinite life intangible assets are not amortized, but are subject to an annual impairment assessment, during which the Company evaluates whether changes in circumstances indicate potential impairment. Additionally, the Company reviews individual domain names in the portfolio for potential impairment throughout the fiscal year in determining whether a particular name should be renewed. Impairment is recognized for names that are not renewed.

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

(j) Contract balances

The Company accounts for contract assets and liabilities on a contract-by-contract basis, with each contract presented as either a net contract asset or a net contract liability accordingly. Contract assets are recorded for services delivered under contracts, to the extent that the services delivered exceed the services which have been billed to the customer at the reporting date. Contract assets are transferred to receivables when the rights to consideration become unconditional. Contract assets primarily relate to long-term mobile platform services contracts. Contract liabilities primarily relate to the unearned portion of revenues received in advance related to the unexpired term of registration fees from domain name registrations and other domain related Internet services, on both a wholesale and retail basis, net of external commissions. To a lesser extent, contract liabilities also include a portion of the transaction price received from other professional services.

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

(m) Leases

Under ASC 842, we determine if an arrangement is a lease at inception. Our lease agreements generally contain lease and non-lease components. Payments under our lease arrangements are primarily fixed. Non-lease components primarily include payments for maintenance and utilities. We combine fixed payments for non-lease components with lease payments and account for them together as a single lease component which increases the amount of our right of use assets and lease liabilities.

Certain lease agreements contain variable payments, which are expensed as incurred and not included in the right of use assets and lease liabilities. These payments include amounts contingent on the number of Ting internet subscribers connected to a leased fiber network, and payments for maintenance, utilities and property taxes.

We have elected to consider leases with a term of 12 months or less as short-term, and as such these have not been recognized on the balance sheet. We recognize lease expense for short-term leases on a straight-line basis over the lease term.

Right of use assets and lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in our leases is not readily determinable. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Our lease terms include periods under options to extend the lease when it is reasonably certain that we will exercise that option, and periods covered by options terminate the lease if we are reasonably certain not to exercise that option. The lease term used in determining our right of use assets and lease liabilities is generally the non-cancelable period of the lease excluding any periods covered by an option to extend the lease or terminate the lease.

Operating lease expense is recognized on a straight-line basis over the lease term.

(n) Translation of foreign currency transactions

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

(p) Redeemable preferred units

See "Note 13 - Redeemable preferred units" for the description and treatment of the Company's Series A Preferred Unit Purchase Agreement.

(q) Stock-based compensation

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest, reduced for estimated forfeitures. The Company recognizes stock-based compensation for both public company stock and private subsidiary stock - see "Note 15. Stock Option Plans."

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

(u) Investments

The Company accounts for investment in entities over which it has the ability to exert significant influence, but does not control and is not the primary beneficiary of, using the equity method of accounting. The Company includes the proportionate share of earnings (loss) of the equity method investees in Other Income in the Consolidated Statements of Comprehensive Income (Loss). The proportional shares of affiliate earnings or losses accounted for under the equity method of accounting were not material for all periods presented. Equity investments in which the Company does not have significant influence are accounted for under Topic 321 - “Accounting for Equity Interests”. These investments are recorded in Investments on the Consolidated Balance Sheets. If the fair value of these investments is readily determinable, they are measured at fair value, with changes recognized in Other Income (Expense), net. If the fair value is not readily determinable, the Company applies the measurement alternative, recording investment at cost, less any impairment, and adjusting for subsequent observable price changes when an observable transaction occurs. These adjustments are recorded in Other Income (Expense). The Company has determined that the fair value of its equity investments is not readily determinable and, therefore, applies the measurement alternative, recording investments at cost, less any impairment, and adjusting for observable price changes when applicable.

Ting Memphis Co is a limited partnership established to support the marketing and local presence of the Company’s internet and mobile services in Memphis, Tennessee, in which the Company holds a general partnership interest. To simplify the presentation of our consolidated financial statements, we have fully consolidated Ting Memphis Co as the non-controlling interest is considered immaterial. As a result, no separate presentation or disclosure of non-controlling interest has been made in the financial statements.

(v) Segment reporting

The Company is organized and managed based on three operating segments which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate. No operating segments have been aggregated to determine our reportable segments.

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

Our segmented results include shared services allocations to the operating segments, including a profit margin, for Finance, Human Resources and other technical services. In addition, Wavelo charges Ting a subscriber based monthly charge service rendered. Financial impacts from these allocations and cross segment charges are eliminated as part of the consolidation.

The Company’s assets are primarily located in Canada, the United States and Europe.

(w) Government Grants

The Company is the beneficiary of government grants from the City of Greenwood Village, Colorado, to support the construction of a fiber-to-the-premises (FTTP) network. The grant is intended to subsidize network construction, with the goal of providing broadband internet access service (BIAS) to all serviceable addresses within the city. The government grant is accounted for as a reduction of the cost basis of property and equipment in the Company's Consolidated Balance Sheet. Depreciation is calculated based on the reduced cost of the asset over its estimated useful life.

(x)     Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information, including significant segment expenses, on an annual and interim basis. Prior to this update, Topic 280 required public entities to disclose certain information about reportable segments, including a measure of segment profit or loss used by the Chief Operating Decision Maker ("CODM") to assess performance and allocate resources. Other disclosures, such as depreciation, amortization, and depletion expenses, were required under certain conditions. ASU 2023-07 retained these existing requirements while introducing expanded disclosures. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. As a result of the amendments, the Company has provided additional disclosure in respect of its significant segment expenses as well as how the CODM uses our reporting measure of segment profit or loss. The Company adopted these amendments for the fiscal year ending December 31, 2024. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (ASU 2024-03), which requires that a public entity disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization included in each relevant expense caption presented on the face of the income statement. The standard also requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively as well as disclose the total amount of selling expenses and, annually, the entity’s definition of selling expenses. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026, with either retrospective or prospective application. The standard allows for early adoption of these requirements; we are currently evaluating the disclosure impacts of our adoption.

3. Property and Equipment:

Property and equipment consist of the following (Dollar amounts in thousands of U.S. dollars):

	December 31,	December 31,
	2024	2023
Computer equipment	$53,907	$53,818
Computer software	1,935	1,926
Capitalized internal use software	50,706	38,379
Furniture and equipment	1,893	1,880
Vehicles and tools	10,638	10,594
Fiber network(1)	272,959	215,205
Customer equipment and installations	58,883	48,041
Land	1,109	1,109
Buildings	9,208	9,118
Assets under construction	25,810	75,519
Leasehold improvements	743	727
	487,791	456,316
Less:
Accumulated depreciation	156,742	116,672
	$331,049	$339,644

(1) Fiber network is presented net of $1.6 million government grants (2023: nil), with an impact of $0.1 million on accumulated depreciation (2023: nil).

Depreciation of property and equipment (Dollar amounts in thousands of U.S. dollars):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2024	2023	2022
Depreciation of property and equipment	$40,323	$36,431	$28,187

Impairment of Property and Equipment

During the year ended December 31, 2024, the Company recognized a total impairment expense of $19.1 million.

In the fourth quarter of 2024, the Board formally approved and the Company implemented the 2024 Capital Efficiency Plan, which included the decision to cease new market expansions in Ting (see note 21 – Restructuring Costs). As part of the 2024 Capital Efficiency plan, management conducted a review of Assets under construction, Computer equipment, Fiber network and Customer and equipment installation to determine if there were specific assets that would no longer contribute to future operations.

This review resulted in the identification of assets within Assets under construction and Computer equipment that are no longer intended for deployment in the Company's fiber network expansion. These assets relate to specific work zones under construction, related capitalized design costs, and materials held for construction (“the impaired construction assets”). Prior to the 2024 Capital Efficiency Plan, the impaired construction assets were planned for future deployment in the operations of the Company's Ting reportable segment.

The impaired construction assets were deemed to be abandoned in accordance with ASC 360-10 and recorded at their salvage value, and the impairment charge was recognized immediately. In total, $33.6 million in assets were impaired, with an estimated salvage value of $15.9 million, resulting in a recorded impairment charge of $17.7 million. This charge is recorded under “Impairment of property and equipment” in the consolidated statements of comprehensive income (loss).

The remaining $1.4 million impairment charges relate to specific network assets that were identified through routine inspections as being damaged and no longer in use and are recorded under “Network, impairment of property and equipment” in the consolidated statements of comprehensive Income (loss).

During the years ended December 31, 2023, and 2022 property and equipment with net book values of $4.8 million, and $0.1 million, respectively, were written off and included in network, impairment of property and equipment in the consolidated statement of comprehensive income (loss). The impairment losses incurred in 2023 related to specific network assets that were identified as being damaged and no longer in use. The full cost of the identified assets was recorded as an impairment loss.

4. Goodwill and Other Intangible Assets:

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

Goodwill consists of the following (Dollar amounts in thousands of U.S. dollars):

	Ting	Wavelo	Tucows Domains	Total

Balances, December 31, 2023	$22,724	$-	$107,686	$130,410
Balances, December 31, 2024	$22,724	$-	$107,686	$130,410

The Company's Goodwill balance is $130.4 million as of  December 31, 2024 and  December 31, 2023. The Company's goodwill relates 83% ($107.7 million) to its Tucows Domains operating segment and 17% ($22.7 million) to its Ting operating segment.

Goodwill is not amortized, but is subject to an annual impairment test. The Company performed a qualitative impairment analysis as outlined in “Note 2(h) – Significant Accounting Policies” and determined it was not more likely than not that Goodwill was impaired for Fiscal 2024 and Fiscal 2023.

Other Intangible Assets

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized, but are subject to an annual impairment assessment, during which the Company evaluates whether changes in circumstances indicate potential impairment. Additionally, throughout the year, management assessed specific domain names acquired through the acquisition of Mailbank.com Inc. in June 2006, that were due for renewal, and decided to renew. During the years ended December 31, 2024,  December 31, 2023, and  December 31, 2022, no impairment of indefinite life intangible assets was recorded.

Finite-life intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years. The weighted average amortization period for all finite-life intangible assets is 5.4 years.

Throughout 2024, the Company purchased $0.6 million in customer relationship assets through hosting agreements whereby customer assets and domain names were obtained. These customer assets are being amortized over seven years.

Acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	December 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Brand	$15,764	15,340	$424	$15,764	14,894	$870
Customer relationships	66,467	56,719	9,748	65,892	52,589	13,303
Technology	10,157	8,631	1,526	10,157	8,009	2,148
Network Rights	1,515	730	785	1,515	631	884
Surname domain names	11,145	-	11,145	11,151	-	11,151
Direct navigation domain names	1,127	-	1,127	1,128	-	1,128
	$106,175	$81,420	$24,755	$105,607	$76,123	$29,484

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 -7 years	15 years

Balances, December 31, 2022	$11,155	$1,129	$2,940	$20,813	$2,770	$983	$39,790
Acquisition of customer relationship	-	-	-	528	-	-	528
Additions to/(disposals from) domain portfolio, net	(4)	(1)	-	-	-	-	(5)
Amortization expense	-	-	(2,070)	(8,038)	(622)	(99)	(10,829)
Balances December 31, 2023	$11,151	$1,128	$870	$13,303	$2,148	$884	$29,484
Acquisition of customer relationship	-	-	-	575	-	-	575
Additions to/(disposals from) domain portfolio, net	(6)	(1)	-	-	-	-	(7)
Amortization expense	-	-	(446)	(4,130)	(622)	(99)	(5,297)
Balances December 31, 2024	$11,145	$1,127	$424	$9,748	$1,526	$785	$24,755

The following table shows the estimated amortization expense for each of the next 5 years and thereafter, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
2025	$5,691
2026	2,682
2027	1,634
2028	1,435
2028	232
Thereafter	809
Total	$12,483

5. Fair Value Measurement:

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at December 31, 2024 (Dollar amounts in thousands of U.S. dollars):

	December 31, 2024
	Fair Value Measurement Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset (liability), net	$-	$(1,270)	$-	$(1,270)

Total assets (liabilities), net	$-	$(1,270)	$-	$(1,270)

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as at  December 31, 2023 (Dollar amounts in thousands of U.S. dollars):

	December 31, 2023
	Fair Value Measurement Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset (liability), net	$-	$2,277	$-	$2,277

Total assets (liabilities), net	$-	$2,277	$-	$2,277

6. Derivative Instruments and Hedging Activities:

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign exchange rate risk and interest rate risk.

Since October 2012, the Company has employed a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on its future cash flows related to a portion of payroll, taxes, rent and payments to Canadian domain name registry suppliers that are denominated in Canadian dollars and are expected to be paid by its Canadian operating subsidiary. In May 2020, the Company entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to variable interest payments on the Second Amended 2019 Credit Facility. The notional value of the interest rate swap was $70 million. During the third quarter of fiscal year 2022, the Company elected to discontinue its application of hedge accounting to its interest rate swaps prospectively. Until the interest rate swaps matured in June 2023, the derivatives continued to be carried at fair value in the accompanying Consolidated Balance Sheets with changes in their fair value from the date of discontinuance recognized in current period earnings in Interest expense, net in the Consolidated Statements of Operations and Comprehensive Loss. Unrealized gains and losses in Accumulated other comprehensive income ("AOCI") as of the date of discontinuance were realized in net income over the remaining term of the underlying forecasted interest payments into interest expense over the original term of the hedged debt. Prior to the discontinuance, for the interest rate swap contracts, unrealized gains or losses on the effective portion of these contracts had been included in other comprehensive income (OCI) and reclassified to earnings when the hedged transaction settled. As of December 31, 2024, there are no interest swaps held by the Company.

The Company does not use hedging forward contracts for trading or speculative purposes. The foreign exchange contracts typically mature between one and twelve months, and the interest rate swap fully matured as of June 30, 2023.

The Company has designated certain of these foreign exchange transactions as cash flow hedges of forecasted transactions under ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASC Topic 815”). For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. The Company designated the interest rate swap as a cash flow hedge of expected future interest payments at the inception of the contract. Accordingly, for the foreign exchange, unrealized gains or losses on the effective portion of these contracts were included within other comprehensive income (loss) and reclassified to earnings when the hedged transaction is settled. Cash flows from hedging activities were classified under the same category as the cash flows from the hedged items in the consolidated statements of cash flows.  The fair value of the contracts, as of  December 31, 2024 and December 31, 2023, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of December 31, 2024, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $29.4 million, of which $29.4 million met the requirements of ASC Topic 815 and were designated as hedges.

As of  December 31, 2023 the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $61.4 million, of which $61.4 million met the requirements of ASC Topic 815 and were designated as hedges.

As of December 31, 2022 the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $49.7 million, of which $49.7 million met the requirements of ASC Topic 815 and were designated as hedges.

As of December 31, 2024, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

January - March 2025	$18,218	1.3697	$(812)
April - June 2025	11,181	1.3692	(458)
	$29,399	1.3695	$(1,270)

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements as of, and for the years ended  December 31, 2024 and 2023, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets (see “Note 5 – Fair Value Measurement”)

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of December 31, 2024 Fair Value Asset (Liability)	As of December 31, 2023 Fair Value Asset (Liability)
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$(1,270)	$2,277
Total foreign currency forward contracts (net)	Derivative instruments	$(1,270)	$2,277

Movement in AOCI balance for the year ended  December 31, 2024 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2023	$2,275	$(547)	$1,728
Other comprehensive income (loss) before reclassifications	(3,536)	855	(2,681)
Amount reclassified from AOCI	(14)	3	(11)
Other comprehensive income (loss) for the year ended December 31, 2024	(3,550)	858	(2,692)

Ending AOCI Balance - December 31, 2024	$(1,275)	$311	$(964)

Movement in AOCI balance for the year ended  December 31, 2023 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2022	$1,032	$(248)	$784
Other comprehensive income (loss) before reclassifications	2,413	(583)	1,830
Amount reclassified from AOCI	(52)	14	(38)
Amortization of discontinued cash flow hedge	(1,118)	270	(848)
Other comprehensive income (loss) for the year ended December 31, 2023	1,243	(299)	944

Ending AOCI Balance - December 31, 2023	$2,275	$(547)	$1,728

Movement in AOCI balance for the year ended  December 31, 2022 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2021	$450	$(107)	$343
Other comprehensive income (loss) before reclassifications	550	(132)	418
Amount reclassified from AOCI	793	(193)	600
Amortization of discontinued cash flow hedge	(761)	184	(577)
Other comprehensive income (loss) for the year ended December 31, 2022	582	(141)	441

Ending AOCI Balance - December 31, 2022	$1,032	$(248)	$784

Effects of derivative instruments on income and other comprehensive income (OCI) (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(20)
Foreign currency forward contracts for the year ended December 31, 2024	$(2,681)	Cost of revenues	$6

		Operating expenses	$46
Foreign currency forward contracts for the year ended December 31, 2023	$1,830	Cost of revenues	$6

		Operating expenses	$(691)
Foreign currency forward contracts for the year ended December 31, 2022	$(1,014)	Cost of revenues	$(171)

Interest rate swap contract for the year ended December 31, 2022	$1,430	Interest expense, net	$69

7. Syndicated Revolver:

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

In connection with the 2023 Credit Facility, the Company incurred $0.9 million of fees paid to the Lenders and $0.3 million of legal fees related to the debt issuance. These fees have been reflected as a reduction to the carrying amount of the loan payable and will be amortized over the term of the credit facility agreement. The Company evaluated the issuance of the 2023 Credit Facility and the termination of the 2019 Credit Facility (collectively referred to as the "Debt Transactions") under the loan modification and extinguishment guidance within ASC 470. The Debt Transactions were accounted for as a partial modification, partial extinguishment and new debt issuance at the syndicated lender level. Based on the application of the loan modification and extinguishment guidance within ASC 470 to the Debt Transactions, the Company has treated $50.9 million of the loan principal under the 2019 Credit Facility as an extinguishment of debt and $50.9 million of the loan principal under the 2023 Credit Facility as issuance of new debt. The remaining loan principal on the 2023 Credit Facility was treated as a loan modification within the guidance of ASC 470. In accordance with the debt extinguishment, the Company expensed $0.1 million of the unamortized debt issuance costs to Interest expense, net in the Consolidated Statements of Comprehensive Income (Loss).

During the twelve months ended December 31, 2024, the Company made repayments of $16.5 million on the 2023 Credit Facility. During the year ended December 31, 2023, the Company made net cash repayments of $17.8 million and $10.0 million under the 2019 Credit Facility and the 2023 Credit Facility, respectively.

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

2023 Credit Facility Terms

The 2023 Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Agreement requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio by maintaining at all times a Total Funded Debt to Adjusted EBITDA Ratio of not more than (i) 4.50:1:00 at any time from and after the Closing Date to and including December 30, 2023; (ii) 4.25:1:00 from December 31, 2023 to and including March 30, 2024; (iii) 4.00:1.00 from March 31, 2024 to and including June 29, 2024; and (iv) 3.75:1.00 thereafter; and (2) an interest coverage ratio by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00:1.00. The required principal repayment of $195.4 million is due in September 2026.

During the years ended December 31, 2024 and December 31, 2023 the Company was in compliance with the covenants under its credit agreements in effect at the time.

Borrowings under the 2023 Credit Agreement will accrue interest and standby fees based on the Company's Total Funded Debt to Adjusted EBITDA ratio and the availment type as follows:

	If Total Funded Debt to Adjusted EBITDA is:
Availment type or fee	Less than 2.00	Greater than or equal to 2.00 and less than 2.75	Greater than or equal to 2.75 and less than 3.50	Greater than or equal to 3.50 and less than 4.00	Greater than or equal to 4.00
Canadian dollar borrowings based on the Canadian overnight repo rate average or U.S. dollar borrowings based on SOFR and letter of credit fees (Margin)	1.50%	2.00%	2.50%	3.00%	3.50%
Canadian borrowings based on Prime Rate or Canadian or U.S. dollar borrowings based on Base Rate (Margin)	0.25%	0.75%	1.25%	1.75%	2.25%
Standby fees	0.30%	0.40%	0.50%	0.60%	0.70%

The following table summarizes the Company’s borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	December 31, 2024	December 31, 2023

Revolver	$195,400	$211,900
Less: unamortized debt discount and issuance costs	(974)	(1,546)
Total Syndicated Revolver, long-term portion	$194,426	$210,354

The following table summarizes our scheduled principal repayments as of  December 31, 2024 (Dollar amounts in thousands of U.S. dollars):

2025	$-
2026	195,400
$195,400

8. Notes Payable:

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

2024 Term Notes

On August 20, 2024, Tucows Inc., through its indirect and wholly owned subsidiaries, including Ting Fiber, LLC, entered into a definitive agreement relating to a securitized financing facility related to a privately placed securitization transaction. On August 20, 2024, the Issuer, a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company, issued: (i) $55,000,000 of its 5.63% Secured Fiber Revenue Notes, Series 2024-1, Class A-2 (the “2024 Class A-2 Notes”), (ii) $8,000,000 of its 6.85% Secured Fiber Revenue Notes, Series 2024-1, Class B (the “2024 Class B Notes”), and (iii) $16,000,000 initial principal amount of 9.15% Secured Fiber Revenue Notes, Series 2024-1, (the “Class C Notes” together with the 2024 Class A-2 Notes and the 2024 Class B Notes, the “2024 Term Notes”). The Tranche C notes were not sold in this transaction, and they remain available for future sale depending on market conditions. The net proceeds from the issuance of the 2024 Term Notes were $61.0 million, after deducting a debt discount of Nil and issuance costs of $2.0 million.

The 2024 Term Notes were issued under the Base Indenture dated May 4, 2023, and the related Series 2024-1 Supplement (the “Series 2024- 1 Supplement”), dated August 20, 2024, by and between the Issuer, the asset parties thereto, and the Indenture Trustee Citibank, N.A., and securities intermediary. The Base Indenture and the Series 2024-1 Supplement allow the Issuer to issue additional series of notes in the future, subject to certain conditions set forth therein. Interest payments on the 2024 Term Notes are payable on a monthly basis. The legal final maturity date of the 2024 Term Notes is in August of 2054, but, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment date of the 2024 Term Notes will be in August 2029.

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

As of December 31, 2024, the Company was in compliance with all required covenants. As of December 31, 2024, the Company’s scheduled principal repayments for the 2023 Term Notes of $238.5 million is due in April 2028 and 2024 Term Notes of $63.0 million is due in August 2029.

During the twelve months ended December 31, 2024, the Company recognized $3.7 million of interest expense related to the amortization of the debt discount and issuance costs of the 2023 Term Notes and 2024 Term Notes. During the twelve months ended December 31, 2023, the Company recognized $2.4 million of interest expense related to the amortization of the debt discount and issuance costs of the 2023 Notes.

As of December 31, 2024, the Company was in compliance with all required covenants. As of December 31, 2024, the Company's scheduled principal repayments for the 2023 Term Notes and 2024 Term Notes are set to occur after 2027.

The following table summarizes Ting Issuer LLC. borrowings under the 2023 Term Notes and 2024 Term Notes (Dollar amounts in thousands of U.S. dollars):

	December 31, 2024	December 31, 2023

Principal	$301,505	$238,505
Less: unamortized issuance costs	(6,341)	(5,847)
Less: unamortized discount	(7,518)	(9,763)
Note payable, long-term portion(1)	$287,646	$222,895

(1) The Company capitalizes interest expenses directly attributable to the development of qualifying assets. Qualifying assets include internal use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the year ended December 31, 2024, the Company capitalized $1.2 million of interest pertaining to the 2023 and 2024 Notes that were directly attributable to the development of certain AUC assets. During the year ended December 31, 2023, the Company capitalized $1.0 million of interest expenses pertaining to the 2023 Notes directly attributable to the development of certain AUC assets.

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

As of December 31, 2024 and December 31, 2023, Restricted cash totaled $4.6 million and $3.6 million, respectively.

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

As of December 31, 2024 and December 31, 2023, Secured notes reserve funds totaled $11.7 million and $8.7 million, respectively.

9. Income Taxes:

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 21% for the years ended  December 31, 2024,  December 31, 2023 and  December 31, 2022, to income before provision for income taxes as a result of the following (Dollar amounts in thousands of U.S. dollars):

	Year ended December 31,
	2024	2023	2022

Income (loss) for the year before provision for income taxes	$(101,874)	$(103,070)	$(27,788)
Computed federal tax expense (recovery)	(21,394)	(21,644)	(5,836)

Increase (decrease) in income tax expense resulting from:
State income taxes	(2,804)	(2,891)	845
Foreign earnings	5,039	5,976	386
Changes in valuation allowance	22,886	11,213	4,023
Foreign income tax deduction	(1,302)	(1,571)	-
Adjustments recognized in the current period for income tax of prior periods	4,819	1,569	250
Permanent differences	(87)	(90)	(112)
Shortfall (excess) tax benefits on share-based compensation	-	-	138
Others	829	565	89
Provision (recovery) for income taxes	$7,986	$(6,873)	$(217)

Our effective tax rate is mainly driven by changes in valuation allowance on net operating losses, interest expense limitation that we are not expected to realize in future years, and the impact of foreign earnings.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2024, and  December 31, 2023 are presented below (Dollar amounts in thousands of U.S. dollars):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating losses	$71,429	$55,574
Foreign tax credits	12,534	13,040
Share based compensation	6,093	4,976
Contract liabilities	5,086	5,132
Interest expense limitation	4,417	4,606
Limited life intangible assets	629	2,034
Accruals, including foreign exchange and other	1,442	146
Total deferred tax assets	101,630	85,508
Valuation allowance	(51,653)	(28,767)
Total deferred tax assets	$49,977	$56,741
Deferred tax liabilities:
Investment in partnership	$(27,130)	$(32,550)
Prepaid registry fees and expenses	(20,640)	(19,216)
Indefinite life intangible assets	(2,965)	(2,966)
Fixed assets	(2,205)	(4,862)
Foreign branch deferred tax liabilities	-	(113)
Total deferred tax liabilities	$(52,940)	$(59,707)

Net deferred tax liabilities	$(2,963)	$(2,966)

In assessing the need for a valuation allowance, historical and future levels of income, expectations and risks associated with estimates of future taxable income and tax planning strategies are considered. In 2024, we have determined that it is not more likely than not that we will ultimately be able to fully utilize the net operating losses, foreign tax credits and interest expense limitation in future years. As of December 31, 2024, a valuation allowance of $51.7 million is recorded against net deferred tax assets. The increase in the valuation allowance was primarily attributable to an increase in deferred tax assets resulting from the loss from operations.

As of December 31, 2024, the Company had net federal and state operating loss carryforwards of approximately $295.7 million and interest expense carryforwards of $18.1 million respectively. The majority of the net operating loss and interest expense carryforwards can be carried forward indefinitely.

As of December 31, 2024, the Company had foreign tax credit carryforwards of $12.5 million. The foreign tax credit will expire beginning in the year ending December 31, 2027 if not utilized.

The Company had nil total gross unrecognized tax benefits as of both December 31, 2024 and December 31, 2023. The Company does not expect its total gross unrecognized tax benefits will change within the next 12 months.

The Company recognizes interest and penalties related to income tax matters within the provision for income taxes. As of December 31, 2024, the Company recorded $0.7 million of interest in income taxes, primarily due to Sec. 453A interest on deferred tax liability for U.S. tax purposes. No other material interest and penalties were recognized as of December 31, 2024.

10. Revenue:

Significant accounting policy

The Company’s revenues are derived from (a) the provisioning of retail fiber Internet services through Ting, (b) the Communication Service Providers ("CSP") solutions and professional services through Wavelo; and from (c) domain name registration contracts, other domain related value-added services, domain sale contracts, and other advertising revenue through Tucows Domains Services. Certain revenues are disclosed under Corporate and all other as they are considered non-core business activities including retail mobile services, Transition Services Agreement ("TSA") revenue and eliminations of intercompany revenue. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as contract liabilities. All products are generally sold without the right of return or refund.

Revenue is measured based on the consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

Nature of goods and services

The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments See Note 20 – Segment Reporting.

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

Ting Internet access services are primarily contracted through the Ting website, for one month at a time and contain no commitment to renew the contract following each customer’s monthly billing cycle. The Company’s billing cycle for all Ting Internet customers is computed based on the customer’s activation date. In addition, revenue from the sale of internet hardware to subscribers is recognized when control transfers, which occurs upon shipment. Incentive marketing credits given to customers are recorded as a reduction of revenue.

In those cases where payment is not received at the time of sale, revenue is not recognized at contract inception unless the collection of the related accounts receivable is reasonably assured. The Company records expected refunds, rebates and credit card charge-backs as a reduction of revenues at the time of the sale based on historical experiences and current expectations.

(b)	Wavelo

The Company generates Wavelo revenues by providing billing and provisioning platform services to CSPs to whom we also provide other professional services.

Platform service agreements contain both platform services and professional services. Platform services offer a variety of solutions that support CSPs, including subscription and billing management, network orchestration and provisioning, and individual developer tools through a single, cloud based service. Professional services provided under platform service arrangements can include implementation, training, consulting or software development/modification services. Platform services and professional services are considered to be separate performance obligations.

Consideration under platform service arrangements includes both a variable component that changes each month depending on the number of subscribers hosted on the platform, as well as a fixed component of platform payments and credits.

Platform payments and the associated credits are allocated between the platform services and professional services performance obligations by estimating the standalone selling price (“SSP”) of each performance obligation.

The Company estimates the SSP of professional services based on observable standalone sales. The SSP of platform services is derived using the residual approach by estimating the total contract consideration and subtracting the SSP of professional services.

Each month of providing access to the platform is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, therefore, the performance obligation consists of a series of distinct service periods. Accordingly, the platform services represent a single promise to provide continuous access (i.e. a stand-ready performance obligation) to the platform. Accordingly, the platform payment revenue allocated to platform services is recognized evenly over the term of the contract. Variable subscriber fees are allocated to the platform services and are recognized as the fees are invoiced.

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

The Company also sells the rights to the Company’s portfolio domains or names acquired through the Company’s domain expiry stream. The domain expiry stream involves domain names whose registration has expired and as per ICAANN regulations are placed into a 40-day grace period. Though the domain names do not belong to the Registrant during the 40-day grace period, the Company is restricted from allowing others to register them. The Company monetizes its domain expiry stream both through the sale of names and by allowing advertisers to place parked pages advertisements on the domains. Revenue generated from sale of domain name contracts, containing a distinct performance obligation to transfer the domain name rights under the Company’s control, is generally recognized once the rights have been transferred and payment has been received in full.

Advertising revenue is derived through domain parking monetization, whereby the Company contracts with third-party Internet advertising publishers to direct web traffic from the Company’s domain expiry stream domains, surname domains and direct navigation domains to advertising websites. Compensation from Internet advertising publishers is calculated variably on a cost-per-action basis based on the number of advertising links that have been visited in a given month. Given that the variable consideration is calculated and paid on a monthly basis, no estimation of variable consideration is required.

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	2024	2023	2022

Ting:
Fiber Internet Services	$59,732	$50,937	$42,425

Wavelo:
Platform Services	39,824	37,082	22,594
Other professional services	37	1,588	1,750
Total Wavelo	39,861	38,670	24,344

Tucows Domains:
Wholesale
Domain Services	197,113	189,013	187,542
Value Added Services	19,882	17,712	20,712
Total Wholesale	216,995	206,725	208,254

Retail	37,644	35,372	34,904
Total Tucows Domains	254,639	242,097	243,158

Corporate and all other:
Mobile Services and eliminations	8,043	7,633	11,215

	$362,275	$339,337	$321,142

As of December 31, 2024, one customer represented 56%of total accounts receivable. As of December 31, 2023 one customer represented 59% of total accounts receivable.

During the years ended December 31, 2024 and  December 31, 2023 one customer within the Wavelo segment accounted for 10.7% of revenue, amounting to $38.8 million and $36.2 million, respectively. For the year ended December 31, 2022 no customer accounted for more than 10% of total revenue.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	2024	2023	2022

Ting:
Fiber Internet Services	$18,754	$20,151	$17,004

Wavelo:
Platform Services	1,248	1,337	1,294
Other professional services	25	1,289	1,632
Total Wavelo	1,273	2,626	2,926

Tucows Domains:
Wholesale
Domain Services	158,383	150,664	147,894
Value Added Services	2,075	2,249	2,514
Total Wholesale	160,458	152,913	150,408

Retail	16,625	16,501	16,482
Total Tucows Domains	177,083	169,414	166,890

Corporate and all other:
Mobile Services and eliminations	12,637	10,065	9,448

Network Expenses:
Network, other costs	26,723	28,222	17,433
Network, depreciation and amortization costs	41,335	37,370	29,101
Network, impairment	1,441	4,822	92
Total Network Expenses	69,499	70,414	46,626

	$279,246	$272,670	$242,894

Contract Balances

The following table provides information about contract liabilities from contracts with customers. The Company accounts for contract assets and liabilities on a contract-by-contract basis, with each contract presented as either a net contract asset or a net contract liability accordingly.

Some of the Company’s long-term contracts with customers are billed in advance of service, such as domain contracts and some professional service contracts. Consideration received from customers related to performance obligations which have not yet been satisfied are recorded as contract liabilities.

Contract liabilities primarily relate to the portion of the transaction price received in advance related to the unexpired term of domain name registrations and other domain related value-added services, on both a wholesale and retail basis, net of external commissions.

Significant changes in contract liabilities for the year ended December 31, 2024 were as follows (Dollar amounts in thousands of U.S. dollars):

Year ended December 31, 2024

Balance, beginning of period	$148,083
Contract liabilities	241,863
Recognized revenue	(233,142)
Balance, end of period	$156,804

Significant changes in contract liabilities for the year ended December 31, 2023 were as follows (Dollar amounts in thousands of U.S. dollars):

Year ended December 31, 2023

Balance, beginning of period	$145,131
Contract liabilities	250,130
Recognized revenue	(247,178)
Balance, end of period	$148,083

Remaining Performance Obligations:

As the Company fulfills its performance obligations, the following table includes revenues expected to be recognized in the future related performance obligations that are unsatisfied (or partially unsatisfied) as at  December 31, 2024 (Dollar amounts in thousands of U.S. dollars)

December 31, 2024

2025	$135,649
2026	10,245
2027	4,365
2028	2,584
2029	1,613
Thereafter	2,348
Total	$156,804

For retail mobile and internet access services, where the performance obligation is part of contracts that have an original expected duration of one year or less (typically one month), the Company has elected to apply a practical expedient to not disclose revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied).

Although domain registration contracts are deferred over the lives of the individual contracts, which can range from one to ten years, approximately 80 percent of our contract liabilities balance related to domain contracts is expected to be recognized within the next twelve months.

Professional services revenue related to platform services agreements is deferred and recognized as hours are incurred over the contract term. Any revenue for unused professional service hours is recognized as revenue at the end of the contract period.

11. Costs to obtain and fulfill a contract

(a)	Deferred costs of acquisition

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the period of benefit of those costs to be longer than one year and those costs are expected to be recoverable under the term of the contract. We have identified certain sales incentive programs and other customer acquisition fees that meet the requirements to be capitalized, and therefore, capitalized them as contract costs in the amount of $2.3 million at December 31, 2024.

Capitalized contract acquisition costs are amortized into operating expense typically over three years, based on the transfer of goods or services to which the assets relate. The breakdown of the movement in the deferred costs of acquisition balance for the year ended  December 31, 2024 is as follows (Dollar amounts in thousands of U.S. dollars):

Year ended December 31, 2024

Balance, beginning of period	$2,581
Capitalization of costs	1,451
Amortization of costs	(1,699)
Balance, end of period	$2,333

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

Deferred costs to fulfill contracts primarily consist of domain registration costs which have been paid to a domain registry, and are capitalized as deferred costs of fulfillment. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. The Company also defers certain technology design and data migration costs it incurs to fulfil its performance obligations contained in our platform services arrangements. There were no impairment losses recognized in relation to the costs capitalized during the year ended December 31, 2024. Amortization expense is primarily included in cost of revenue. The breakdown of the movement in the deferred costs of fulfillment balance for the year ended  December 31, 2024 is as follows (Dollar amounts in thousands of U.S. dollars):

Year ended December 31, 2024

Balance, beginning of period	$111,068
Deferral of costs	185,174
Recognized costs	(179,267)
Balance, end of period	$116,975

The breakdown of the movement in the deferred costs of fulfillment balance for the year ended December 31, 2023 is as follows (Dollar amounts in thousands of U.S. dollars):

Year ended December 31, 2023

Balance, beginning of period	$110,674
Deferral of costs	179,477
Recognized costs	(179,083)
Balance, end of period	$111,068

12. Leases

We lease datacenters, corporate offices, antenna towers and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Operating lease expense (leases with a total term greater than 12 months)	$7,134	$5,710
Short-term lease expense (leases with a total term of 12 months or less)	34	196
Variable lease expense	2,343	1,878
Total lease expense	$9,511	$7,784

Lease expense is presented in general and administrative expenses and direct cost of revenues within our consolidated statements of operations and comprehensive income (loss).

Variable lease payments are determined based on specific terms and conditions outlined in the lease agreements. These may include payments for utilities, which are based on actual usage, and maintenance costs, which are determined based on expenses incurred.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	Year Ended	Year Ended
Supplemental cashflow information:	December 31, 2024	December 31, 2023
Operating lease - operating cash flows (fixed payments)	$7,623	$6,088
Operating lease - operating cash flows (liability reduction)	$5,940	$5,170
New right of use assets - operating leases	$14,206	$11,388

Supplemental balance sheet information related to leases:	December 31, 2024	December 31, 2023
Incremental borrowing rate	8.09%	6.92%
Weighted average remaining lease term	14.60 yrs	10.57 yrs

Maturity of lease liability as of  December 31, 2024 (Dollar amounts in thousands of U.S. dollars):

December 31, 2024
2025	$7,225
2026	5,429
2027	3,880
2028	3,097
2029	3,026
Thereafter	32,669
Total future lease payments	55,326
Less: interest	24,277
Total	$31,049

Operating lease payments include payments under the non-cancellable term, without any additional amounts related to options to extend lease terms that are not reasonably certain of being exercised.

As of December 31, 2024, we have not entered into any lease agreements that have not yet commenced, and therefore are not included in the lease liability.

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

Under the terms of the LLC Agreement, the Company is mandatorily required to redeem the redeemable preferred units prior to the earliest of (i) a sale of the Company, (ii) a public offering, (iii) an event of default (or similar term) by Tucows Inc. or any of its affiliates under, (iv) a material breach if not cured or otherwise remedied in accordance with the terms of any credit facility (taking into account any cure periods), by the Company or any of its Subsidiaries under any debt facilities where the Company or any of its Subsidiaries incurs indebtedness for borrowed money, (v) the Company failed to pay the preferred return for two consecutive quarters, and (vi) the six-year anniversary of the Transaction Close. Due to the fact that the redeemable preferred units are mandatorily redeemable, the redeemable preferred units are classified as a liability in the accompanying consolidated balance sheets. The liability was initially recorded at fair value and subsequently recorded at the present value of the settlement amount, which includes the preferred return payments required until the instrument's expected maturity on the sixth anniversary of the Transaction Close, August 10, 2028 using the implicit rate of return of the instrument, 15%. The Company recorded a $10.7  million accretion expense on the redeemable preferred units for the year ended December 31, 2024, recorded as interest expense, net in the accompanying consolidated statements of comprehensive income (loss).

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

As of December 31, 2024, the redeemable preferred units have an aggregate liquidation preference of $91.5 million, plus a Make-Whole Premium should redemption occur before the fourth anniversary of the Transaction Date and are senior to the Ting Fiber, LLC common shares with respect to sale, dissolution, liquidation or winding up of the Company.

The following table summarizes the Company’s borrowings under the preferred unit agreement (Dollar amounts in thousands of U.S. dollars):

	December 31, 2024	December 31, 2023

Opening Balance	$111,899	$91,396
Add: Milestone Funding	-	35,000
Add: Accretion of redeemable preferred units(1)	10,657	16,541
Add: Loss on debt extinguishment	-	14,680
Less: Redemption of preferred units	-	(45,718)
Redeemable preferred units balance	122,556	111,899
Less: Deferred preferred financing costs	(400)	(509)
Total Redeemable preferred units	$122,156	$111,390

(1) The Company capitalizes interest expenses directly attributable to the development of qualifying assets. Qualifying assets include internally use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the years ended December 31, 2024, and December 31, 2023 the Company capitalized $1.3 million and $2.4 million of interest expenses pertaining to the redeemable preferred units directly attributable to the development of certain AUC assets, respectively.

The following table summarizes our scheduled repayments as of December 31, 2024 (Dollar amounts in thousands of U.S. dollars):

2025	$18,639
2026	18,536
2027	18,639
2028	135,474
$191,288

14. Common Shares

The Company’s authorized common share capital is 250 million shares of common stock without nominal or par value. On December 31, 2024, there were 11,014,655 shares of common stock outstanding ( December 31, 2023: 10,903,405).

Repurchase of common shares:

(a) Normal Course Issuer Bids:

2025 Stock Buyback Program

On February 13 2025, the Company announced that its Board of Directors (“Board”) has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 14, 2025 and is expected to terminate on February 13, 2026.

2024 Stock Buyback Program

On February 22, 2024, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 23, 2024 and terminated on February 13, 2025. The Company did not repurchase shares under this program.

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

The following table summarizes our share repurchase activity for the periods covered below (Dollar amounts in thousands of US dollars, except for share data):

	Year Ended December 31,
	2024	2023	2022
Common stock received in connection with share-based compensation
Number of shares	-	-	3,053
Aggregate market value of shares (in thousands)	$-	$-	$197
Average price per share	$-	$-	$64.67

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

The fair value of Company Options granted during the years ended December 31, 2024,  December 31, 2023 and  December 31, 2022 was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2024	2023	2022

Volatility	48.4%	42.6%	34.9%
Risk-free interest rate	4.2%	4.2%	3.4%
Expected life (in years)	4.45	4.46	4.60
Dividend yield	0.0%	0.0%	0.0%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$9.61	$10.34	$14.93

Details of Company Option transactions are as follows:

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	1,132,632	$54.61	1,036,748	$59.97	904,151	$64.36
Granted	323,358	21.02	172,305	25.04	262,980	42.15
Exercised	-	-	-	-	(40,459)	31.95
Forfeited	(135,098)	27.76	(41,126)	58.89	(55,234)	68.11
Expired	(198,192)	56.86	(35,295)	68.58	(34,690)	58.92
Outstanding, end of period	1,122,700	45.86	1,132,632	54.61	1,036,748	59.97
Options exercisable, end of period	602,505	$58.58	731,945	$61.05	520,679	$62.74

As of December 31, 2024, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were for Company Options were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$16.47 - $19.93	57,500	$19.63	5.1	$72	31,250	$19.38	3.9	$47
$20.25 - $28.37	385,617	22.84	6.2	46	30,843	25.87	5.6	-
$30.70 - $30.74	8,750	30.72	2.9	-	2,500	30.74	4.9	-
$40.04 - $48.00	171,790	42.32	4.2	-	91,677	42.65	4.4	-
$51.82 - $59.98	55,650	56.33	1.1	-	55,650	56.33	1.1	-
$60.01 - $68.41	240,406	62.09	1.5	-	238,698	62.10	1.5	-
$70.13 - $79.51	187,425	78.37	2.9	-	139,513	78.40	2.9	-
$80.61 - $82.07	15,562	81.23	2.3	-	12,374	81.27	2.1	-
	1,122,700	$45.86	4.0	$118	602,505	$58.58	2.6	$47

Total unrecognized compensation cost relating to unvested Company Options at December 31, 2024 , prior to the consideration of expected forfeitures, is approximately$4.4 million and is expected to be recognized over a weighted average period of 2.6 years.

There were no exercises of Company Options during the years ended  December 31, 2024 and  December 31, 2023. The total intrinsic value of Company Options exercised during the year ended  December 31, 2022 wa s $0.8 million. Cash received from the exercise of stock options during the year ended  December 31, 2022 was  $1.1 million.

The Company recorded stock-based compensation for Company options amounting to $5.2 million, $6.0 million and $5.8 million for the years ended December 31, 2024, 2023 and 2022 respectively. Stock-based compensation for the Company stock has been included in operating expenses as follows (Dollar amounts in thousands of US dollars):

	Year Ended December 31,
	2024	2023	2022
Network, other costs	$395	$399	$399
Sales and marketing	962	1,423	1,498
Technical operations and development	601	634	545
General and administrative	3,235	3,577	3,337
	$5,193	$6,033	$5,779

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

The fair value of stock options granted during the year ended  December 31, 2024 was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2024	2023	2022

Volatility	42.7%	40.6%	40.7%
Risk-free interest rate	4.6%	4.3%	4.4%
Expected life (in years)	4.38	4.17	4.16
Dividend yield	0.0%	0.0%	0.0%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$0.52	$0.49	$0.49

Details of Wavelo's stock option transactions are as follows:

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	16,333,233	$1.28	15,975,528	$1.27	-	$-
Granted	1,415,000	1.75	865,000	1.37	15,975,528	1.27
Exercised	(33,750)	1.27	-	-	-	-
Forfeited	(1,430,832)	1.28	(451,708)	1.27	-	-
Expired	(395,654)	1.27	(55,587)	1.27	-	-
Outstanding, end of period	15,887,997	1.28	16,333,233	1.28	15,975,528	1.27
Options exercisable, end of period	11,009,285	$1.27	7,752,114	$1.27	15,975,528	$1.27

The total intrinsic value of the Wavelo stock options exercised during the year ended December 31, 2024 was $0.1 million, and the cash received from the exercise of those stock options was $0.1 million. No Wavelo stock options were exercised for the years ended December 31, 2023 and December 31, 2022.

As of December 31, 2024, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were for Wavelo stock options were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $1.78	15,887,997	$1.32	4.8	$7,347	11,009,285	$1.27	4.9	$5,588
	15,887,997	$1.32	4.8	$7,347	11,009,285	$1.27	4.9	$5,588

Total unrecognized compensation cost relating to unvested Wavelo stock options at December 31, 2024, prior to the consideration of expected forfeitures, is approximately $3.3 million and is expected to be recognized over a weighted average period of 1.8 years.

The Company recorded stock-based compensation for Wavelo options amounting to $1.6 million, $1.8 million and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. Stock-based compensation for the Wavelo stock has been included in operating expenses as follows (Dollar amounts in thousands of US dollars):

	Year Ended December 31,
	2024	2023	2022
Network, other costs	$104	$131	$104
Sales and marketing	950	931	508
Technical operations and development	261	259	407
General and administrative	325	434	801
	$1,640	$1,755	$1,820

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

The fair value of stock options granted during the year ended  December 31, 2024 was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2024	2023	2022

Volatility	36.3%	35.8%	N/A
Risk-free interest rate	3.8%	3.8%	N/A
Expected life (in years)	4.36	4.18	N/A
Dividend yield	0.0%	0.0%	N/A
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$0.13	$0.11	N/A

Details of Ting's stock option transactions are as follows:

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	7,504,269	$6.00	-	$-	N/A	N/A
Granted	123,000	6.00	8,044,000	6.00	N/A	N/A
Exercised	-	-	-	-	N/A	N/A
Forfeited	(1,382,845)	6.00	(438,381)	6.00	N/A	N/A
Expired	(284,764)	6.00	(101,350)	6.00	N/A	N/A
Outstanding, end of period	5,959,660	6.00	7,504,269	6.00	N/A	N/A
Options exercisable, end of period	4,462,430	$6.00	3,156,281	$6.00	N/A	N/A

As of December 31, 2024, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were for Ting stock options were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $6.00	5,959,660	$6.00	5.2	$-	4,462,430	$6.00	5.3	$-
	5,959,660	$6.00	5.2	$-	4,462,430	$6.00	5.3	$-

Total unrecognized compensation cost relating to unvested stock options at December 31, 2024, prior to the consideration of expected forfeitures, is approximately $0.5 million and is expected to be recognized over a weighted average period of 2.2 years.

The Company recorded stock-based compensation for Ting options amounting to $0.2 million, $0.3 million and nil for the years ended December 31, 2024, 2023 and 2022 respectively. Stock-based compensation for the Ting stock has been included in operating expenses as follows (Dollar amounts in thousands of US dollars):

	Year Ended December 31,
	2024	2023	2022
Network, other costs	$34	$45	$-
Sales and marketing	71	139	-
Technical operations and development	-	6	-
General and administrative	83	156	-
	$188	$346	$-

The Company recorded stock-based compensation expense of $7.0 million for year ended December 31, 2024 and $8.1 million and $7.6 million for the years ended December 31, 2023 and December 31, 2022, respectively. The Company details of the stock-based compensation expense are as follows:

	Year Ended December 31,
	2024	2023	2022
Company options	$5,288	$6,060	$5,779
Wavelo options	1,858	2,065	1,820
Ting options	188	346	-
Capitalized stock-based compensation	(313)	(337)	-
Total Stock Based-Compensation expense	$7,021	$8,134	$7,599

The Company capitalizes stock-based compensation costs directly attributable to the development of qualifying assets. Qualifying assets include internal use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the year ended December 31, 2024 and December 31, 2023, the Company capitalized $0.3 million of stock-based compensation each, directly attributable to the development of certain IUS assets.

16. Foreign Exchange:

A foreign exchange loss amounting to $0.1 million has been recorded in general and administrative expenses during the year ended December 31, 2024. A foreign exchange loss amounting to $0.1 millionhas been recorded in general and administrative expenses during the year ended December 31, 2023. A foreign exchange loss amounting to $0.2 million has been recorded in general and administrative expenses during the year ended December 31, 2022.

17. Other Income (Expenses):

On August 1, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and between the Company and DISH Wireless L.L.C.(“EchoStar” DISH's post-merger parent). Under the Purchase Agreement and in accordance with the terms and conditions set forth therein, the Company sold to EchoStar its mobile customer accounts that are marketed and sold under the Ting brand (other than certain customer accounts associated with one network operator) (“Transferred Assets”). For a period of 10 years following the execution of the Purchase Agreement, EchoStar will pay a monthly fee to the Company generally equal to an amount of net revenue received by EchoStar in connection with the transferred customer accounts minus certain fees and expenses, as further set forth in the Purchase Agreement.

The following table summarizes the Income earned on the sale of  transferred assets:

	For the twelve months ended
	2024	2023	2022
Income earned on sale of transferred assets	$13,978	$17,033	$18,507

The Company recorded interest income amounting to $3.2 million, $4.5 million and $0.1 million for the years ended  December 31, 2024, 2023 and 2022 respectively. This income primarily relates to the strategic investment of excess 2023 and 2024 Term Notes proceeds into Money Market Deposit Accounts ("MMDAs") and Certificates of Deposit ("CDs"). Interest expense, net has been included in "Other Income" as follows (Dollar amounts in thousands of US dollars):

	For the twelve months ended
	2024	2023	2022
Interest expense	$(54,433)	$(46,256)	$(14,588)
Interest income	3,158	4,485	132
Interest expense, net	$(51,275)	$(41,771)	$(14,456)

18. Earnings Per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computation (Dollar amounts in thousands of US dollars, except for share data):

	Year ended December 31,
	2024	2023	2022

Numerator for basic and diluted earnings per common share:
Net income (loss) for the period	$(109,860)	$(96,197)	$(27,571)

Denominator for basic and diluted earnings per common share:
Basic weighted average number of common shares outstanding	10,967,581	10,864,086	10,769,280
Effect of outstanding stock options	-	-	-
Diluted weighted average number of shares outstanding	10,967,581	10,864,086	10,769,280

Basic and diluted earnings per common share	$(10.02)	$(8.85)	$(2.56)

For the year ended  December 31, 2024,   December 31, 2023  and December 31, 2022 the Company recorded a net loss, thus all outstanding options were considered anti-dilutive and excluded from the computation of diluted income per common share.

19. Commitments and Contingencies:

(a)       The Company has several non-cancelable lease and purchase obligations primarily for general office facilities, service contracts for mobile telephone services and equipment that expire over the next ten years. Future minimum payments under these agreements are as follows (Dollar amounts in thousands of US dollars):

Contractual Obligations for the year ending December 31,	Contractual Lease Obligations	Debt Obligations	Capital Purchase Obligations	Redeemable preferred units financing Obligations	Notes Payable financing Obligations	Purchase Obligations (1)(2)	Total Obligations

2025	$7,225	$-	$1,885	$18,639	$-	$20,334	$48,082
2026	5,429	195,400	-	18,536	-	2,190	221,555
2027	3,880	-	-	18,639	-	746	23,264
2028	3,097	-	-	135,474	238,505	441	377,517
2029	3,026	-	-	-	63,000	367	66,393
Thereafter	32,669	-	-	-	-	1,851	34,520
	$55,326	$195,400	$1,885	$191,288	$301,505	$25,928	$771,331

(1) Purchase obligations include all other legally binding service contracts for mobile telephone services and other operational agreements to be delivered during Fiscal 2025 and subsequent years.

(2) Purchase obligations include minimum revenue commitments of $18.5 million with the Company's MNO partner between 2025 and 2026.

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

Under the terms of the agreement, Ting may be required to advance funds to the City in the event of a quarterly shortfall between the City’s revenue from leasing the network to Ting and the City’s debt service requirements relating to financing of the network. Ting could be responsible for shortfalls between $50,000 and $150,000 per quarter. In Fiscal 2016, the City has entered into financing for the construction of the WFN which allows the City to draw up to $21.0 million from their lenders over the next five years with interest only payments during that period with a loan maturity of 30 years. As of December 31, 2024, the City has drawn $16.2 million and the City’s revenues from Ting exceed the City’s debt service requirements. The Company does not believe it will be responsible for any shortfall in Fiscal 2025.

(c)     On September 17, 2018 Ting entered into a non-exclusive access and use agreement with SiFi Networks Fullerton, LLC (“SiFi”). The agreement established a fifteen-year term during which Ting has the non-exclusive right to act as an Internet service provider for a fiber-optic network to be constructed in the city of Fullerton, California. Under the terms of the agreement, SiFi is fully responsible for constructing, operating and maintaining a wholesale fiber-optic network, as well as the financing of those activities.

Ting is responsible for paying a fee per subscriber to SiFi. Through a “take or pay” arrangement, Ting has agreed to certain minimum charges based on minimum subscriber rates. These minimum fees are variable based on the percentage completion of the fiber optic network, and thus have not been considered an unconditional purchase obligation for the purposes of the table in Note 19 (a). Ting is currently disputing certain charges from SiFi and has ceased accruing for these amounts, as it believes payment is unlikely. The commitment amounts disclosed in the schedule reflect only the charges that Ting continues to accrue. Given the ongoing dispute, these amounts may be subject to change.

(d)     On November 4, 2019 Ting entered into an access and use agreement with Netly, LLC (“Netly”). The agreement establishes twelve-year term wherein Ting will be granted the right to act as an Internet service provider for fiber-optic networks to be constructed in and around the cities of Solana Beach, California. Under the terms of the agreement, Ting will have a 3-year “Headstart” period over each completed segment of the network, whereby Ting shall be the exclusive provider of services to subscribers during the “Headstart” period. Netly is fully responsible for constructing, operating and maintaining a wholesale fiber optic network, as well as the financing of those activities.

Ting is responsible for paying a fee per subscriber to Netly, as well as an unlit door fee for each serviceable address not subscribed. Through a “take or pay” arrangement, Ting has agreed to certain minimum charges based on minimum subscriber rates. To the extent that construction of the fiber optic network is complete, our minimum commitments have been included in the contractual lease obligations of the table in Note 19 (a). The Company has an ongoing billing dispute with Netly regarding the rates and methodology under which it can invoice our Ting Fiber division for our operations. For the purposes of calculating the table in Note 19 (a), the Company reflected its future commitment under this agreement consistent with the amounts it has historically accrued in accordance with ASC 450-20 and, in accordance with the definition of probable loss described therein, and paid. At this time the Company believes that the probability that this dispute will have a material adverse effect on the business, operating results or financial condition is remote.

(e)     On January 7, 2022, Ting Fiber, Inc., entered into a 25-year lease agreement with Colorado Springs Utilities (“CSU”), a municipally owned utility. The lease agreement named Ting Fiber the anchor tenant on a city-wide fiber network that is intended to pass 200,000 homes in Colorado Springs, Colorado. CSU began construction in Q2 of 2023. The lease obligates Ting, and its ultimate parent Tucows, Inc., to pay a per month fee for addresses passed by the network (as they are passed and become serviceable for customers to connect to the network) and for certain fiber infrastructure, including co-location space. Total costs of the lease, over its twenty-five-year term, are approximately $593,000,000 based on a fully completed fiber-to-the-home network, however the minimum fees are variable based on the percentage completion of the fiber optic network. Future committed fees associated with completed portions of the network have been included in the contractual lease obligations of the table in Note 19(a). Future fees associated with portions of the network that have yet to be constructed have not been considered an unconditional purchase obligation for the purposes of the table in Note 19(a).

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

(h)     In the normal course of its operations, the Company becomes involved in various legal claims and lawsuits. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of December 31, 2024 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial position.

20. Segment Reporting:

Reportable operating segments:

We are organized and managed based on three reportable segments which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate. No operating segments have been aggregated to determine our reportable segments.

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

Our segmented results include shared services allocations to the operating segments, including a profit margin, for Finance, Human Resources and other technical services. In addition, Wavelo charges Ting a subscriber based monthly charge service rendered. Financial impacts from these allocations and cross segment charges are eliminated as part of the consolidation.

Key measure of segment performance:

The CEO, as the chief operating decision maker, regularly reviews the operations and performance by segment. The CEO reviews Segment Adjusted EBITDA (as defined below) as (i) a key measure of performance for each segment and (ii) to make decisions about the allocation of resources. Depreciation of property and equipment, amortization of intangible assets, impairment of indefinite life intangible assets, gain on currency forward contracts and other expense net are organized along functional lines and are not included in the measurement of segment profitability. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the CEO.

Our key measure of segment performance is Segment Adjusted EBITDA.

We calculate this as segment revenue together with recurring income earned on sale of transferred assets, less cost of revenue, network expenses and certain operating expenses attributable to each segment, such as sales and marketing, technical operations and development, general and administration expenses. Segment Adjusted EBITDA excludes unrealized gains (losses) on foreign exchange, stock-based compensation and transactions that are not indicative of on-going performance, including acquisition and transition costs. Certain revenues and expenses are excluded from segment Adjusted EBITDA results as they are centrally managed and not monitored by or reported to our CEO by segment, including mobile retail services, eliminations of intercompany transactions, portions of Finance and Human Resources that are centrally managed, Legal and Corporate IT.

The Company believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its segments, by identifying those items that are not directly a reflection of each segment’s performance or indicative of ongoing operational and profitability trends.

The CODM uses Adjusted EBITDA to evaluate the overall recurring profitability of each operating segment after accounting for overhead costs. Adjusted EBITDA is evaluated by the CODM by comparing current period to historical and forecasted results and is used to inform strategic decisions over segment profitability, operational efficiency, pricing strategies, cost optimization, customer churn, competitor benchmarking and cash flow.

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in “Note 10– Revenue”), which is regularly reported to the chief operating decision maker, and the reconciliations thereof to our income before taxes, are set out in the following tables (Dollar amounts in thousands of US dollars):

	Year Ended December 31, 2024
	Ting	Wavelo	Tucows Domain	Total Reportable Segments
Revenue from external customers	$59,732	$39,003	$254,639	$353,374
Intersegment revenue(1)	-	858	-	858
Total net revenues	59,732	39,861	254,639	354,232
Less:
Cost of revenue	11,162	1,273	177,083	189,518
Network, other cost(2)	16,918	9,710	6,974	33,602
Sales and marketing	35,502	7,585	13,776	56,863
Technical operations and development	3,230	6,826	7,106	17,162
General and administrative	16,550	3,395	5,686	25,631
Other segment items(3)	(1,113)	(2,734)	(376)	(4,223)
Segment Adjusted EBITDA	$(22,517)	$13,806	$44,390	$35,679

	Year Ended December 31, 2023
	Ting	Wavelo	Tucows Domain	Total Reportable Segments
Revenue from external customers	$50,937	$35,979	$242,097	$329,013
Intersegment revenue(1)	-	2,691	-	2,691
Total net revenues	50,937	38,670	242,097	331,704
Less:
Cost of revenue	12,727	2,626	169,414	184,767
Network, other cost(2)	17,872	9,649	6,123	33,644
Sales and marketing	44,823	7,012	13,586	65,421
Technical operations and development	3,792	8,124	6,371	18,287
General and administrative	16,567	3,080	4,576	24,223
Other segment items(3)	(693)	(2,394)	(596)	(3,683)
Segment Adjusted EBITDA	$(44,151)	$10,573	$42,623	$9,045

	Year Ended December 31, 2022
	Ting	Wavelo	Tucows Domain	Total Reportable Segments
Revenue from external customers	$42,425	$23,632	$243,158	$309,215
Intersegment revenue(1)	-	712	-	712
Total net revenues	42,425	24,344	243,158	309,927
Less:
Cost of revenue	17,004	2,926	166,890	186,820
Network, other cost(2)	5,107	4,245	5,876	15,228
Sales and marketing	30,543	5,758	14,580	50,881
Technical operations and development	1,187	4,132	7,079	12,398
General and administrative	10,610	3,922	5,304	19,836
Other segment items(3)	(469)	(514)	(1,405)	(2,388)
Segment Adjusted EBITDA	$(21,557)	$3,875	$44,834	$27,152

(1) Intercompany revenues earned for provision of services on the ISOS and SM platforms between Wavelo and Ting are included in Wavelo's segment revenues for purposes of segment analysis, but are ultimately eliminated upon consolidation.

(2) Network Costs in segment reports provided to the CODM include certain construction expenses for Ting, which are reported as Direct Costs of Revenue in the Consolidated Statements of Operations and Comprehensive Loss.

(3) Other segment items for each reportable segment includes other income, as well as adjustments to add back (deduct): gains and losses from unrealized foreign currency, stock-based compensation expense and acquisition and transition costs, which are included in other line items but are excluded from our definition of Segment Adjusted EBITDA.

The following table reconciles Segment Adjusted EBITDA for the period to Net loss before tax for the years ended December 31, 2024, 2023 and 2022.

	Year ended December 31,
Reconciliation of Net loss to Segment Adjusted EBITDA	2024	2023	2022
(In Thousands of US Dollars)
Segment Adjusted EBITDA	$35,679	$9,045	$27,152
Reconciling items:
Corporate and other(1)	(762)	6,406	10,438
Depreciation of property and equipment	(40,323)	(36,431)	(28,187)
Impairment and loss on disposition of property & equipment	(19,167)	(4,822)	(553)
Amortization of intangible assets	(5,297)	(10,829)	(11,394)
Interest expense, net	(51,275)	(41,771)	(14,456)
Loss on debt extinguishment	-	(14,680)	-
Accretion of contingent liability	-	-	(248)
Stock-based compensation	(7,021)	(8,134)	(7,599)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	167	62	(281)
Acquisition and other costs(2)	(13,875)	(1,916)	(2,660)
Net loss before tax	$(101,874)	$(103,070)	$(27,788)

(1) Items that are centrally managed and not monitored by or reported to our CEO by segment, including retail mobile services, eliminations of intercompany transactions, portions of Finance and Human Resources that are centrally managed, Legal and Corporate IT.

(2) Acquisition and other costs represent transaction-related expenses and transitional expenses. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Revenue from sources outside of Canada and The United States of America comprises less than 10% of our total operating revenue.

(b)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of US dollars):

	December 31, 2024	December 31, 2023

Canada	$897	$943
United States	330,148	338,696
Europe	4	5
	$331,049	$339,644

(c)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of US dollars):

	December 31, 2024	December 31, 2023

Canada	$1,258	$1,864
United States	11,225	15,341
	$12,483	$17,205

Under ASC 326, the Company assesses the adequacy of its allowance for expected credit losses based on historical loss experience, current economic conditions and reasonable forecasts. Our evaluation considers the short-term nature of our receivables and the high credit quality of our customer base, which mitigates significant credit risk exposure.

(d)          The following table summarizes our expected credit losses (Dollar amounts in thousands of US dollars):

Expected credit losses	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period

Year Ended December 31, 2024	$511	$412	$-	$923
Year Ended December 31, 2023	$693	$-	$(182)	$511

21. Restructuring Costs:

February 2024 Workforce Reduction

On February 7, 2024, Ting committed to the February 2024 workforce reduction ( "February 2024 Workforce Reduction") which aimed to realign the Company's operational structure within the Ting operating segment and reduce Ting's workforce by 13%, or 7% of the Company’s total workforce, to better align with strategic objectives (the “February 2024 workforce reduction”). The February 2024 Workforce Reduction was designed to streamline operations and reduce operating expenses within the Ting operating segment. Substantially all of the employees impacted by the workforce reduction were notified on February 7, 2024 and have since exited the Company.

During the year ended December 31, 2024, the Company incurred $3.2 million in costs related to the February 2024 Workforce Reduction, which were accounted for under ASC 420 - Exit or Disposal Cost Obligations. These costs associated with the February 2024 workforce reduction predominantly consisted of termination benefits for the terminated employees associated with the restructuring, and to a lesser extent, continuation of benefits and outplacement costs.

2024 Capital Efficiency Plan

On October 30, 2024, the Company expanded its cost-reduction efforts with the implementation of a 2024 Capital Efficiency Plan (the "2024 Capital Efficiency Plan"). The Plan was designed to further align operations with strategic priorities, improve operational efficiency, and reduce operating expenses within Ting.

In connection with the Capital Efficiency Plan, the Company incurred restructuring charges of $7.7 million during the year ended December 31, 2024. These charges primarily consisted of termination benefits for the terminated employees associated with the restructuring, continuation of benefits, outplacement costs and professional services.

The components of the restructuring charges were as follows (Dollar amounts in thousands of U.S. dollars):

Cost Description	For the year ended December 31, 2024
One-time pay	6,566
Continuation of benefits	2,601
Outplacement costs	641
Professional service fees	1,146
Total restructuring charges	$10,954

The liability for the February 2024 workforce reduction and 2024 Capital Efficiency Plan were included in Accrued liabilities in the consolidated balance sheet, and the following tables summarize the related activity for the February 2024 workforce reduction and 2024 Capital Efficiency Plan for the year ended December 31, 2024 (Dollar amounts in thousands of U.S. dollars):

Cost Description	As of December 31, 2023	Charges for the year ended December 31, 2024	Cash payments made for the year ended December 31, 2024	Balances as of December 31, 2024
One-time pay	$-	$6,566	$(5,974)	$591
Continuation of benefits	-	2,601	(2,602)	- 1
Outplacement costs	-	641	(523)	118
Professional service fees	-	1,146	(726)	420
Total	$-	$10,954	$(9,826)	$1,128

22. Subsequent Events:

2025 Stock Buyback Program

On February 13, 2025, the Company announced that its Board of Directors (“Board”) has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 14, 2025 and is expected to terminate on February 13, 2026. The previously announced $40 million buyback program for the period February 22, 2024 to February 13, 2025 was terminated.

CONDENSED FINANCIAL STATEMENTS OF TUCOWS INC.

(PARENT COMPANY)

All operating activities of Tucows Inc. (the “Parent Company”) are primarily conducted by its operating subsidiaries, Tucows.com Co (“Tucows.com Co”), eNom LLC ("eNom"), EPAG Domainservices GmbH (“EPAG”), Ascio Technologies, Corp (“Ascio”), Ting Inc. (“Ting Inc”), Wavelo, Inc. (“Wavelo”) and Ting Fiber, LLC (“Ting Fiber”), Ting Internet, LLC ("Ting Internet"), Simply Bits, LLC ("Simply Bits"), Zippytech, LLC ("Zippytech") and Ting-Memphis Co, ("Ting Memphis").

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

PARENT COMPANY INFORMATION

TUCOWS INC

SCHEDULE I - CONDENSED BALANCE SHEETS

(Dollar amounts in thousands of U.S. dollars)

	December 31, 2024	December 31, 2023

Assets
Cash and cash equivalents	$7,634	$7,051
Prepaid expenses and deposits	711	610
Income taxes recoverable	571	508
Investment in subsidiaries	-	81,635
Intangible assets	59	59
Total Assets	8,975	89,863

Liabilities
Accounts payable	-	147
Accrued liabilities	1,611	458
Customer deposits	188	-
Equity in net deficit of subsidiaries	18,361	-
Due to related parties	72,370	68,392
Deferred tax liability	11,745	10,991
Total Liabilities	104,275	79,988

Equity
Share capital	36,581	34,373
Additional paid-in capital	19,241	14,072
Accumulated surplus (deficit)	(150,158)	(40,298)
Accumulated other comprehensive income (loss)	(964)	1,728
Total Equity	(95,300)	9,875
Total Liabilities and Equity	$8,975	$89,863

The accompanying notes to the condensed financial statements are an integral part of these financial statements

PARENT COMPANY INFORMATION

TUCOWS INC

SCHEDULE I - CONDENSED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands of U.S. dollars)

	For the year ended December 31,
	2024	2023	2022

Income (loss) of equity method investments	$(99,393)	$(101,352)	$(25,348)
Operating expenses	(8,726)	(8,192)	(7,095)
Interest income (expense)	1	1,016	1,378
Income tax recovery	(1,742)	12,331	3,494
Net income (loss)	(109,860)	(96,197)	(27,571)
Other comprehensive income (loss) - Parent Company	-	(848)	1,408
Other comprehensive income (loss) - Subsidiaries	(2,692)	1,792	(967)
Comprehensive income (loss)	$(112,552)	$(95,253)	$(27,130)

The accompanying notes to the condensed financial statements are an integral part of these financial statements

PARENT COMPANY INFORMATION

TUCOWS INC

SCHEDULE I - CONDENSED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands of U.S. dollars)

	For the year ended December 31,
	2024	2023	2022

Operating activities
Net income (loss)	$(109,860)	$(96,197)	$(27,571)
Non-cash items affecting net income
Excess tax benefits on stock-based compensation expense	-	-	(193)
Stock-based compensation	5,288	6,035	5,779
Deferred income taxes (recovery)	755	(11,804)	(6,689)
Amortization of discontinued cash flow hedge from Accumulated other income	-	(1,144)	(761)
Loss (gain) on change in the fair value of forward contracts	-	1,624	281
Undistributed earnings of equity method investments	99,393	101,352	25,348
Changes in non-cash balances related to operations
Accounts receivable	-	381	(482)
Prepaid expenses and deposits	(99)	(82)	(49)
Income taxes recoverable	(63)	1,208	532
Accounts payable	(147)	(492)	507
Accrued liabilities	1,151	195	195
Customer deposits	187	-	-
Cash from operating activities	(3,395)	1,076	(3,103)

Financing activities
Net proceeds received from (paid to) subsidiaries	3,978	2,078	1,101
Net proceeds received on exercise of stock options	-	-	1,096
Cash from financing activities	3,978	2,078	2,197

Investing activities
Investment in unrelated company	-	-	(2,012)
Cash from investing activities	-	-	(2,012)

Increase (decrease) in cash and cash equivalents	583	3,154	(2,918)

Cash and cash equivalents, beginning of period	7,051	3,897	6,815
Cash and cash equivalents, end of year	$7,634	$7,051	$3,897

The accompanying notes to the condensed financial statements are an integral part of these financial statements

SCHEDULE I - NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Tucows Inc. (the “Parent Company”) is a holding company that conducts substantially all of its business operations through its subsidiaries. The Parent Company holds a direct 100% ownership interest in Tucows (Delaware) Inc., which holds the Parent Company’s interest in Tucows.com Co (“Tucows.com Co”), eNom LLC ("eNom"), EPAG Domainservices GmbH (“EPAG”), Ascio Technologies, Corp (“Ascio”), Ting Inc. (“Ting Inc”), Wavelo, Inc. (“Wavelo”) and Ting Fiber, LLC (“Ting Fiber”).

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

As of December 31, 2024, Ting Fiber LLC, had restricted net assets of $(30.6) million. These restrictions primarily limit our ability to transfer funds from our subsidiaries without violating contractual agreements. The Company continuously evaluates the impact of these restrictions on liquidity and capital resource planning.

The Company operates within a consolidated tax group, comprising the Parent Company and its wholly-owned subsidiaries. Deferred taxes are not separately identified and recorded at the parent level.

No dividends have been received from any of our subsidiaries in the past three years.

Change in basis of presentation for subsidiary investment accounts and adjustment of prior period reported amounts

Certain amounts in the 2023 Parent Company Condensed Financial Statements have been adjusted to change the basis of presentation of the subsidiary investment accounts. These changes had no impact on total net income and total shareholders' equity previously reported in the comparative figures presented in the Parent Company Condensed Financial Statements.

NOTE 2. COMMITMENTS AND CONTINGENCIES

The Parent Company and its subsidiaries, excluding Ting Fiber, LLC, have revolving credit facilities through third-party financial institutions. The total available amount on the credit facilities is $240 million, and as at December 31, 2024, $195.4 million was drawn on the credit facilities. The Parent Company had no other material commitments or contingencies during the reported periods.

NOTE 3. SHARE CAPITAL

The Company's authorized common share capital is 250 million shares of common stock without nominal or par value. As of December 31, 2024, and 2023, the number of outstanding shares of common stock was 11,014,655 and 10,903,405, respectively. The Parent Company issued 111,250, 86,295, and 40,459 common stock during the twelve months ended  December 31, 2024, December 31, 2023 and December 31, 2022, respectively related to stock-based compensation. The Parent Company retired nil, nil and 3,053 common stock during the twelve months ended  December 31, 2024, December 31, 2023 and  December 31, 2022, respectively related to stock options exercised.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tucows Inc.
DATE: March 13, 2025	By:	/s/ Elliot Noss
Name: Elliot Noss
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elliot Noss	President, Chief Executive Officer	March 13, 2025
Elliot Noss	(Principal Executive Officer) and Director

/s/ Ivan Ivanov	Chief Financial Officer	March 13, 2025
Ivan Ivanov	(Principal Financial and Accounting Officer)

/s/ Allen Karp	Director	March 13, 2025
Allen Karp

/s/ marlene carl	Director	March 13, 2025
Marlene Carl

/s/ Robin Chase	Director	March 13, 2025
Robin Chase

/s/ Erez Gissin	Director	March 13, 2025
Erez Gissin

/s/ Jeffrey Schwartz	Director	March 13, 2025
Jeffrey Schwartz

/s/ gigi sohn	Director	March 13, 2025
Gigi Sohn

/s/ lee matheson	Director	March 13, 2025
Lee Matheson