Form 10-Q
period 2025-03-31
TUCOWS INC /PA/
filed 2025-05-08
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, there were 11,057,112 outstanding shares of common stock, no par value, of the registrant.

TUCOWS INC.

Form 10-Q Quarterly Report

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

Tucows®, EPAG®, Hover®, OpenSRS®, Ting®, eNom®, Ascio®, Simply Bits® and Wavelo® are registered trademarks of Tucows Inc. or its subsidiaries. Other service marks, trademarks and trade names of Tucows Inc. or its subsidiaries may be used in this Quarterly Report on Form 10-Q (this “Quarterly Report”). All other service marks, trademarks and trade names referred to in this Quarterly Report are the property of their respective owners. Solely for convenience, any trademarks referred to in this Quarterly Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that we or the owner of such trademark, as applicable, will not assert, to the fullest extent under applicable law, our or its rights, or the right of the applicable licensor, to these trademarks.

PART I.    FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Tucows Inc.

Condensed Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	March 31,	December 31,
	2025	2024

Assets

Current assets:
Cash and cash equivalents	$38,076	$56,903
Restricted cash	5,116	4,628
Accounts receivable, net of expected credit losses of $1,008 as of March 31, 2025 and $923 as of December 31, 2024	24,120	20,878
Deferred costs of fulfillment, current portion	105,081	101,467
Prepaid expenses and other	22,105	21,506
Total current assets	194,498	205,382

Deferred costs of fulfillment, long-term portion	15,911	15,508
Secured notes reserve funds	11,824	11,707
Property and equipment, net	322,396	331,049
Right of use lease asset	39,193	35,640
Intangible assets	23,550	24,755
Goodwill	130,410	130,410
Other assets	4,125	4,345
Total assets	$741,907	$758,796

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$28,880	$40,236
Derivative instrument liability	479	1,270
Operating lease liability, current portion	5,050	5,150
Contract liabilities, current portion	140,689	135,649
Other current liabilities	17,876	17,546
Total current liabilities	192,974	199,851

Contract liabilities, long-term portion	21,653	21,155
Operating lease liability, long-term portion	29,675	25,899
Syndicated revolver	192,078	194,426
Notes payable	288,639	287,646
Redeemable preferred units - no par value, 33,333,333 units authorized; 15,243,600 units issued and outstanding as of March 31, 2025 and December 31, 2024	122,184	122,156
Deferred tax liability	2,963	2,963

Stockholders' deficit
Common stock - no par value, 250,000,000 shares authorized; 11,034,947 shares issued and outstanding as of March 31, 2025 and 11,014,655 shares issued and outstanding as of December 31, 2024	37,032	36,581
Additional paid-in capital	20,364	19,241
Accumulated deficit	(165,291)	(150,158)
Accumulated other comprehensive loss	(364)	(964)
Total stockholders' deficit	(108,259)	(95,300)
Total liabilities and stockholders' deficit	$741,907	$758,796

See accompanying notes to consolidated financial statements

Tucows Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024

Net revenues	$94,609	$87,457

Cost of revenues
Direct cost of revenues	55,161	51,794
Network, other costs	5,175	7,117
Network, depreciation and amortization	10,742	10,230
Total cost of revenues	71,078	69,141

Gross profit	23,531	18,316

Expenses:
Sales and marketing	10,991	18,565
Technical operations and development	4,407	5,016
General and administrative	9,242	9,818
Depreciation and amortization	924	1,436
Total expenses	25,564	34,835

Loss from operations	(2,033)	(16,519)

Other income (expenses):
Interest expense, net	(13,613)	(11,879)
Other income (expense), net	2,679	3,688
Total other income (expenses)	(10,934)	(8,191)

Loss before provision for income taxes	(12,967)	(24,710)

Provision (recovery) for income taxes	2,166	1,774

Net loss for the period	(15,133)	(26,484)

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities	42	(1,126)
Net amount reclassified to earnings	558	(169)
Other comprehensive income (loss) net of tax (expense) recovery of ($196) and $413 for the three months ended March 31, 2025 and March 31, 2024, respectively	600	(1,295)

Comprehensive loss, for the period	$(14,533)	$(27,779)

Basic and diluted loss per common share	$(1.37)	$(2.42)

Shares used in computing basic and diluted loss per common share	11,032,086	10,923,599

See accompanying notes to consolidated financial statements

Tucows Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash provided by:
Operating activities:
Net loss for the period	$(15,133)	$(26,484)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,666	11,666
Amortization of debt discount and issuance costs	1,167	1,067
Deferred income taxes (recovery)	(191)	385
Accretion of redeemable preferred units	-	3,755
Stock-based compensation expense	1,505	1,873
Change in non-cash operating working capital
Accounts receivable	(3,242)	2,523
Prepaid expenses and deposits	875	1,245
Deferred costs of fulfillment	(4,017)	(5,019)
Accounts payable & accrued liabilities	(10,622)	(4,341)
Contract liabilities	5,538	7,024
Other operating assets and liabilities	1,203	628
Net cash provided by (used in) operating activities	(11,251)	(5,678)

Financing activities:
Repayment of syndicated revolver	(2,500)	(5,500)
Net cash provided by (used in) financing activities	(2,500)	(5,500)

Investing activities:
Proceeds on disposal of property and equipment	966	-
Additions to property and equipment	(5,437)	(14,320)
Acquisition of intangible assets	-	(96)
Net cash provided by (used in) investing activities	(4,471)	(14,416)

Increase (decrease) in cash and cash equivalents, restricted cash, and restricted cash equivalents	(18,222)	(25,594)

Cash and cash equivalents, restricted cash, and restricted cash equivalents beginning of period	73,238	104,978
Cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$55,016	$79,384

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the interim consolidated balance sheets to the amounts shown in the interim consolidated statements of cash flows above:

Cash and cash equivalents	38,076	66,590
Restricted cash included in funds held by trustee	5,116	4,034
Restricted cash included in secured notes reserve funds	11,824	8,760
Total Cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$55,016	$79,384

Supplemental cash flow information:
Interest paid	$18,332	$9,009
Income taxes paid, net	$1,299	$695
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$1,435	$5,945

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1. Organization of the Company

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

2. Basis of Presentation

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive loss and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as of March 31, 2025 and the results of operations and cash flows for the interim periods ended March 31, 2025 and 2024. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in conformity with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in Tucows' 2024 Annual Report on Form 10-K filed with the SEC on March 13, 2025 (the “2024 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three months ended March 31, 2025 as compared to the significant accounting policies and estimates described in our 2024 Annual Report.

Change in Presentation of [Condensed] Consolidated Financial Statements

Effective with this Form 10-Q, the Company has updated the format of its Condensed Consolidated Financial Statements, including the Balance Sheets, Statements of Operations and Comprehensive Income (Loss), and Statements of Cash Flows. This revision condenses certain previously displayed line items to streamline presentation and improve clarity for the users of the financial statements.

Change in presentation of Condensed Consolidated Balance Sheet

Prior period balances have been adjusted to combine following line items:

1. “Inventory”, “Asset held for sale” and “Income taxes recoverable” within the line item “Prepaid expenses and other”

2. “Investments” and “Contract costs” within the line item “Other Assets”

3. “Accounts payable” and “Accrued liabilities” within the line item “Accounts payable and accrued liabilities”

4. “Customer deposits”, “Accreditation fees payable” and “Income taxes payable” within the line item “Other Current Liabilities”

These line items are adjusted on the Company’s unaudited Condensed Consolidated Balance Sheets to conform to the current period presentation. The Company continues to present the condensed line item information in “Note 20 – Additional Financial Information”.

Change in presentation of Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Prior period balances have been adjusted to combine following line items:

1. “Network, depreciation of property and equipment” and “Network, amortization of intangible assets” within the line item “Network, depreciation and amortization”

2. “Network, impairment of intangible assets” within the line item “Network, other costs”

3. “Depreciation of property and equipment” and “Amortization of intangible assets” within the line item “Depreciation and amortization”

4. “Income earned on sale of transferred assets, net” within the line item “Other income (expense)”

These line items are adjusted on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) to conform to the current period presentation. Also, the Company provides additional disclosure related to “Income earned on sale of transferred assets, net” in “Note 17 – Other income (expense)”

Change in presentation of Condensed Consolidated Statements of Cash flows

Prior period balances have been adjusted to combine following line items:

1. “Impairment of property and equipment”, “Net amortization contract costs”, “Net Right of use operating assets/Operating lease liability”, “Disposal of domain names”, “Contract assets”, “Inventory”, “Income taxes recoverable”, “Customer deposits” and “Accreditation fees payable” and “Undistributed earnings of equity method investee” within the line item “Other operating assets and liabilities”

These line items are adjusted on the Company’s unaudited Condensed Consolidated Statements of Cash flows to conform to the current period presentation.

These presentational changes do not impact previously reported financial results and are intended to improve readability and align with industry best practices. Comparative periods have been revised to conform to the current period’s presentation where applicable.

This revised format does not impact the totals reported in primary financial statement sections. Specifically, there are no changes to total assets, total liabilities, or stockholders' deficit within the Balance Sheets. Similarly, within the Statements of Operations and Comprehensive Income (Loss), total net revenues, total expenses, net income (loss), and earnings (loss) per share remain unchanged. Furthermore, the Statements of Cash Flows reflects no alterations to the total cash flows from operating, investing, or financing activities.

This updated presentation represents the Company’s preferred format, ensuring adherence to relevant accounting standards, and will be consistently applied in future annual and interim filings.

3. Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (ASU 2024-03), which requires that a public entity disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization included in each relevant expense caption presented on the face of the income statement. The standard also requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively as well as disclose the total amount of selling expenses and, annually, the entity’s definition of selling expenses. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026, with either retrospective or prospective application. The standard allows for early adoption of these requirements and we are currently evaluating the disclosure impacts of our adoption.

4. Derivative Instruments and Hedging Activities

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign exchange rate risk and formerly interest rate risk.

Since October 2012, the Company has employed a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on its future cash flows related to a portion of payroll, taxes, rent and payments to Canadian domain name registry suppliers that are denominated in Canadian dollars and are expected to be paid by its Canadian operating subsidiary. The Company does not use hedging forward contracts for trading or speculative purposes. The foreign exchange contracts typically mature between one and twelve months.

The Company has designated certain of these foreign exchange transactions as cash flow hedges of forecasted transactions under ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASC Topic 815”). For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, for the foreign exchange, unrealized gains or losses on the effective portion of these contracts were included within other comprehensive income and reclassified to earnings when the hedged transaction is settled. Cash flows from hedging activities were classified under the same category as the cash flows from the hedged items in the consolidated statements of cash flows. The fair value of the foreign exchange contract, as of  March 31, 2025 and December 31, 2024, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of March 31, 2025, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $11.2 million, of which $11.2 million met the requirements of ASC Topic 815 and were designated as hedges.

As of December 31, 2024, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $29.4 million, of which $29.4 million met the requirements of ASC Topic 815 and were designated as hedges.

As of March 31, 2025, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Liability

April - June 2025	11,181	1.3692	(479)
	$11,181	1.3692	$(479)

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of March 31, 2025 Fair Value Liability	As of December 31, 2024 Fair Value Liability
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$(479)	$(1,270)
Total foreign currency forward contracts (net)	Derivative instruments	$(479)	$(1,270)

Movement in Accumulated other comprehensive income (AOCI) balance for the three months ended March 31, 2025 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI Balance - December 31, 2024	$(1,275)	$311	$(964)
Other comprehensive income (loss) before reclassifications	55	(13)	42
Amount reclassified from AOCI	741	(183)	558
Other comprehensive income (loss) for the three months ended March 31, 2025	796	(196)	600

Ending AOCI Balance - March 31, 2025	$(479)	$115	$(364)

Effects of derivative instruments on income and OCI for the three months ended March 31, 2025 and 2024 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(593)
Foreign currency forward contracts for the three months ended March 31, 2025	$42	Cost of revenues	$(143)

		Operating expenses	$184
Foreign currency forward contracts for the three months ended March 31, 2024	$(1,126)	Cost of revenues	$39

5. Goodwill and Other Intangible Assets

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance remained consistent at $130.4 million as of  March 31, 2025 and December 31, 2024. The Company's goodwill relates 83% ($107.7 million) to the Tucows Domains operating segment and 17% ($22.7 million) to the Ting operating segment.

Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present. No impairment charge was recognized during the three months ended March 31, 2025 and 2024.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended  March 31, 2025 and March 31, 2024, the Company assessed that all domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should be renewed.

Finite-life intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years. The weighted average amortization period for all finite-life intangible assets is 5.4 years.

For the three months ended March 31, 2025, the Company acquired customer relationship assets through hosting agreements for NIL. These assets are being amortized over seven years.

Net book value of acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, December 31, 2024	$11,145	$1,127	$424	$9,748	$1,526	$785	$24,755
Amortization expense	-	-	(75)	(951)	(155)	(24)	(1,205)
Balances, March 31, 2025	$11,145	$1,127	$349	$8,797	$1,371	$761	$23,550

The following table shows the estimated amortization expense for each of the next 5 years and thereafter, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
Remainder of 2025	$5,608
2026	2,064
2027	1,634
2028	1,093
2029	220
Thereafter	659
Total	$11,278

6. Syndicated Revolver

2023 Credit Facility

On September 22, 2023, the Company and its wholly owned subsidiaries, Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Wavelo, Inc. and Tucows (Emerald), LLC (each, a “Borrower” and together, the “Borrowers,” collectively with the Company, “Tucows”) and certain other subsidiaries of the Company, as guarantors, entered into a Credit Agreement (the “2023 Credit Agreement”) with Bank of Montreal, as administrative agent (“BMO” or the “Agent”), and the lenders party thereto, to, among other things, provide the Borrowers with a revolving credit facility in an aggregate amount not to exceed $240 million (the “2023 Credit Facility”). The Borrowers may request an increase to the Credit Facility through new commitments of up to $60 million if the Total Funded Debt to Adjusted EBITDA Ratio (as defined in the Credit Agreement) is less than 3.75:1.00. In connection with the 2023 Credit Facility, the Company incurred $0.9 million of fees paid to the Lenders and $0.3 million of legal fees related to the debt issuance. These fees have been reflected as a reduction to the carrying amount of the loan payable and will be amortized over the term of the 2023 Credit Agreement. The Credit Facility expires on September 22, 2026, which is the third anniversary of the effective date of the Credit Agreement.

During the three months ended March 31, 2025 and March 31, 2024,  the Company made repayments of $2.5 million and $5.5 million  on the 2023 Credit Facility.

2023 Credit Facility Terms

The 2023 Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Agreement requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio by maintaining at all times a Total Funded Debt to Adjusted EBITDA Ratio of not more than (i) 4.50:1:00 at any time from and after the Closing Date to and including December 30, 2023; (ii) 4.25:1:00 from December 31, 2023 to and including March 30, 2024; (iii) 4.00:1.00 from March 31, 2024 to and including June 29, 2024; and (iv) 3.75:1.00 thereafter; and (2) an interest coverage ratio by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00:1.00. The required principal repayment of $192.9 million is due in September 2026.

During the three months ended March 31, 2025, and the three months ended March 31, 2024 the Company was in compliance with the covenants under its credit agreements in effect at the time. During the three months ended March 31, 2025 and March 31, 2024, the Company recognized $0.1 million and $0.1 million of interest expense related to the amortization of the debt issuance costs of the 2023 Credit Facility.

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

The following table summarizes Tucows Businesses excluding-Ting's borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	March 31, 2025	December 31, 2024

Principal	$192,900	$195,400
Less: unamortized debt discount and issuance costs	(822)	(974)
Syndicated Revolver, long-term portion	$192,078	$194,426

7. Notes Payable

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

As of March 31, 2025, the Company was in compliance with all required covenants. As of March 31, 2025, the Company’s scheduled principal repayments for the 2023 Term Notes of $238.5 million is due on April 2028 and 2024 Term Notes of $63.0 million is due on August 2029.

During the three months ended March 31, 2025 and March 31, 2024, the Company recognized $1.0 million and $0.3 million of interest expense related to the amortization of the debt discount and issuance costs of the 2023 and 2024 Notes.

The following table summarizes Ting's borrowings under the 2023 and 2024 Term Notes (Dollar amounts in thousands of U.S. dollars):

	March 31, 2025	December 31, 2024

Principal	$301,505	$301,505
Less: unamortized issuance costs	(5,902)	(6,341)
Less: unamortized discount	(6,964)	(7,518)
Note payable, long-term portion(1)	$288,639	$287,646

(1) During the three months ended March 31, 2025 and March 31, 2024, the Company capitalized $0.1 million and $0.5 million of interest expenses pertaining to the 2023 and 2024 Term Notes directly attributable to the development of certain AUC assets, respectively.

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

As of  March 31, 2025, and December 31, 2024, Restricted cash totaled $5.1 million and $4.6 million, respectively.

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

As of  March 31, 2025, and December 31, 2024, secured notes reserve funds totaled $11.8 million and $11.7 million, respectively.

8. Income Taxes

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

For the three months ended March 31, 2025, the Company recorded an income tax expense of $2.2 million on net loss before income taxes of $13.0 million, using an estimated effective tax rate for the fiscal year ending December 31, 2025. Our effective tax rates for the three months ended March 31, 2025 differ from the U.S. federal statutory rate primarily due an increase in valuation allowance on net operating losses and the impact of foreign earnings.

Comparatively, for the three months ended March 31, 2024, the Company recorded an income tax expense of $1.8 million on net loss before income taxes of $24.7 million, using an estimated effective tax rate for the fiscal year ending December 31, 2024 adjusted for certain minimum state taxes. Our effective tax rates for the three months ended March 31, 2024 differ from the U.S. federal statutory rate primarily due to an increase in valuation allowance on net operating losses and the impact of foreign earnings.

9. Basic and Diluted Earnings (Loss) per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted loss per common share computation (Dollar amounts in thousands of US dollars, except for share data):

	Three Months Ended March 31,
	2025	2024

Numerator for basic and diluted loss per common share:
Net loss for the period	$(15,133)	$(26,484)

Denominator for basic and diluted loss per common share:
Basic weighted average number of common shares outstanding	11,032,086	10,923,599
Effect of outstanding stock options	-	-
Diluted weighted average number of shares outstanding	11,032,086	10,923,599

Basic and diluted loss per common share	$(1.37)	$(2.42)

For the three months ended March 31, 2025 and March 31, 2024, the Company recorded a net loss, thus all outstanding options were considered anti-dilutive and excluded from the computation of diluted income per common share.

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

Ting Internet access services are primarily contracted through the Ting website, for one month at a time and contain no commitment to renew the contract following each customer’s monthly billing cycle. The Company’s billing cycle for all Ting Internet customers is computed based on the customer’s activation date. In addition, revenue from sale of internet hardware to subscribers is recognized when control transfers, which occurs upon shipment. Incentive marketing credits given to customers are recorded as a reduction of revenue.

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

Platform service agreements contain both platform services and professional services. Platform services offer a variety of solutions that support CSPs, including subscription and billing management, network orchestration and provisioning, and individual developer tools through a single, cloud-based service. Professional services provided under platform service arrangements can include implementation, training, consulting or software development/modification services. Platform services and professional services are considered to be separate performance obligations.

Consideration under platform service arrangements includes both a variable component that changes each month depending on the number of subscribers hosted on the platform, as well as a fixed component of platform payments and credits.

Platform payments and associated credits are allocated between the platform services and professional services performance obligations by estimating the standalone selling price (“SSP”) of each performance obligation.

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

The Company also sells the rights to the Company’s portfolio domains or names acquired through the Company’s domain expiry stream. The domain expiry stream involves domain names whose registration has expired and as per ICANN regulations are placed into a 40-day grace period. Though the domain names do not belong to the registrant during the 40-day grace period, the Company is restricted from allowing others to register them. The Company monetizes its domain expiry stream both through the sale of names and by allowing advertisers to place parked pages advertisements on the domains. Revenue generated from sale of domain name contracts, containing a distinct performance obligation to transfer the domain name rights under the Company’s control, is generally recognized once the rights have been transferred and payment has been received in full.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended March 31,
	2025	2024
Ting:
Fiber Internet Services	$16,315	$14,102

Wavelo:
Platform Services	11,396	9,365
Other professional services	-	25
Total Wavelo	11,396	9,390

Tucows Domains
Wholesale
Domain Services	50,004	48,151
Value Added Services	5,903	4,703
Total Wholesale	55,907	52,854

Retail	9,348	9,028
Total Tucows Domains	65,255	61,882

Corporate and all other:
Mobile Services and eliminations	1,643	2,083

	$94,609	$87,457

One customer in the Company's Wavelo operating segment accounted for 12% ($10.9 million) and 10.5% ($9.2 million) of total revenue during the three months ended March 31, 2025 and March 31, 2024, respectively.

At March 31, 2025, one customer represented 55% of accounts receivables. As of December 31, 2024, one customer represented 56% of total accounts receivable.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended March 31,
	2025	2024

Ting:
Fiber Internet Services	$5,837	$5,360

Wavelo:
Platform Services	137	332
Other professional services	-	19
Total Wavelo	137	351

Tucows Domains:
Wholesale
Domain Services	40,381	38,663
Value Added Services	480	547
Total Wholesale	40,861	39,210

Retail	4,179	4,136
Total Tucows Domains	45,040	43,346

Corporate and all other:
Mobile Services and eliminations	4,147	2,737

Network Expenses:
Network, other costs	4,971	7,064
Network, depreciation and amortization cost	10,742	10,230
Network, impairment	204	53
Total Network Expenses	15,917	17,347

	$71,078	$69,141

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

Significant changes in contract liabilities for the three months ended March 31, 2025 were as follows (Dollar amounts in thousands of U.S. dollars):

March 31, 2025

Balance, beginning of period	$156,804
Contract liabilities	68,892
Recognized revenue	(63,354)
Balance, end of period	$162,342

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

Professional services revenue related to platform services agreement is deferred and recognized as hours are incurred over the contract term. Any revenue for unused professional service hours is recognized as revenue at the end of the contract period.

11. Costs to obtain and fulfill a Contract

Deferred costs of fulfillment

Deferred costs to fulfill contracts primarily consist of domain registration costs which have been paid to a domain registry and are capitalized as deferred costs of fulfillment. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. The Company also defers certain technology design and data migration costs it incurs to fulfill its performance obligations contained in our platform services arrangements. There were no impairment losses recognized in relation to the costs capitalized during the three months ended March 31, 2025. Amortization expense is included in cost of revenue.

The breakdown of the movement in the deferred costs of fulfillment balance for the three months ended March 31, 2025 is as follows (Dollar amounts in thousands of U.S. dollars).

March 31, 2025

Balance, beginning of period	$116,975
Deferral of costs	49,408
Amortized expense included in cost of revenue	(45,391)
Balance, end of period	$120,992

12. Leases

We lease datacenters, corporate offices, antenna towers and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended March 31,
	2025	2024
Operating lease expense (leases with a total term greater than 12 months)	$2,253	$1,663
Short-term lease expense (leases with a total term of 12 months or less)	6	8
Variable lease expense	112	575
Total lease expense	$2,371	$2,246

Lease expense is presented in general and administrative expenses and network expenses within our consolidated statements of operations and comprehensive loss.

Variable lease payments are determined based on specific terms and conditions outlined in the lease agreements. These may include payments for utilities, which are based on actual usage, and maintenance costs, which are determined based on expenses incurred.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended March 31,
Supplemental cash flow information:	2025	2024
Operating lease - operating cash flows (fixed payments)	$2,112	$1,843
Operating lease - operating cash flows (liability reduction)	$1,551	$1,482
New right of use assets - operating leases	$5,084	$2,404

Supplemental balance sheet information related to leases:	March 31, 2025	December 31, 2024
Incremental borrowing rate	8.31%	8.09%
Weighted average remaining lease term	14.44 yrs	14.60 yrs

Maturity of lease liability as of  March 31, 2025 (Dollar amounts in thousands of U.S. dollars):

March 31, 2025
Remaining of 2025	$5,732
2026	6,319
2027	4,948
2028	4,168
2029	4,287
Thereafter	36,735
Total future lease payments	62,189
Less imputed interest	27,464
Total	$34,725

Operating lease payments include payments under the non-cancellable term, without any additional amounts related to options to extend lease terms that are reasonably certain of being exercised.

As of March 31, 2025, we have not entered into lease agreements that have not yet commenced, and therefore are not included in the lease liability.

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

13. Segment Reporting

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

Our segmented results include shared services allocations, including a profit margin, for Finance, Human Resources and other technical services, to the operating units. In addition, Wavelo charges Ting a subscriber based monthly charge for services rendered. Financial impacts from these allocations and cross segment charges are eliminated as part of the consolidation.

Key measure of segment performance

The CEO, as the chief operating decision maker, regularly reviews the operations and performance by segment. The CEO reviews Segment Adjusted EBITDA (as defined below) as (i) key measures of performance for each segment and (ii) to make decisions about the allocation of resources. Depreciation of property and equipment, amortization of intangible assets, impairment of indefinite life intangible assets, gain on currency forward contracts and other expense net are organized along functional lines and are not included in the measurement of segment profitability. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the CEO.

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

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in “Note 10 – Revenue”), which is regularly reported to the chief operating decision maker, and the reconciliations thereof to our income before taxes, are set out in the following tables (Dollar amounts in thousands of US dollars):

	Ting	Wavelo	Tucows Domains	Consolidated Totals
For the Three Months Ended March 31, 2025

Revenue from external customers	$16,315	$10,952	$65,255	$92,522
Intersegment revenues (1)	-	444	-	444
Total net revenues	16,315	11,396	65,255	92,966
Less:
Cost of revenues	4,519	137	45,040	49,696
Network, other costs (2)	2,316	2,251	1,654	6,221
Sales and marketing	4,585	2,326	3,563	10,474
Technical operations and development	460	1,694	2,154	4,308
General and administrative	5,214	1,017	1,380	7,611
Other segment items (3)	75	(478)	(76)	(479)
Segment Adjusted EBITDA	$(854)	$4,449	$11,540	$15,135

	Ting	Wavelo	Tucows Domains	Consolidated Totals
For the Three Months Ended March 31, 2024

Revenue from external customers	$14,102	$9,191	$61,882	$85,175
Intersegment revenues (1)	-	199	-	199
Total net revenues	14,102	9,390	61,882	85,374
Less:
Cost of revenues	3,216	351	43,346	46,913
Network, other costs (2)	4,656	2,495	1,871	9,022
Sales and marketing	12,924	1,671	3,368	17,963
Technical operations and development	819	1,826	1,854	4,499
General and administrative	4,644	889	1,632	7,165
Other segment items (3)	(2,620)	(629)	(200)	(3,449)
Segment Adjusted EBITDA	$(9,537)	$2,787	$10,011	$3,261

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

The following table reconciles Segment Adjusted EBITDA for the period to Net loss before tax for the three months ended March 31, 2025 and March 31, 2024

Reconciliation of Segment Adjusted EBITDA to Net loss before tax	Three Months Ended March 31,
(In Thousands of US Dollars)	2025	2024

Segment Adjusted EBITDA	$15,135	$3,261
Reconciling items:
Corporate and other (1)	(1,464)	941
Depreciation of property and equipment	(10,460)	(9,987)
Impairment and loss on disposition of property and equipment	(204)	(53)
Amortization of intangible assets	(1,205)	(1,679)
Interest expense, net	(13,613)	(11,879)
Stock-based compensation	(1,505)	(1,873)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	364	(390)
Acquisition and other costs (2)	(15)	(3,051)

Net loss before ta	$(12,967)	$(24,710)

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

Revenue from sources outside of Canada and The United States of America comprises less than 10% of our total operating revenue.

(b)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of US dollars):

	March 31, 2025	December 31, 2024

Canada	$799	$897
United States	321,593	330,148
Europe	4	4
	$322,396	$331,049

(c)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of US dollars):

	March 31, 2025	December 31, 2024

Canada	$1,115	$1,258
United States	10,163	11,225
	$11,278	$12,483

Under ASC 326, the Company assesses the adequacy of its allowance for expected credit losses based on historical loss experience, current economic conditions and reasonable forecasts. Our evaluation considers the short-term nature of our receivables and the high credit quality of our customer base, which mitigates significant credit risk exposure.

(d)           The following table summarizes our expected credit losses ("ECL") (Dollar amounts in thousands of US dollars):

Expected credit losses (ECL)	Balance at beginning of period	Increase in ECL provision	Write-offs during period	Balance at end of the period

Three Months Ended March 31, 2025	$923	$101	$(16)	1,008
Twelve months ended December 31, 2024	$511	$412	$-	923

14. Stockholders' Deficit

The following table summarizes stockholders' deficit transactions for the three months ended March 31, 2025 (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained earnings	comprehensive	stockholders'
	Number	Amount	capital	(Accumulated Deficit)	income (loss)	deficit

Balances, December 31, 2024	11,014,655	$36,581	$19,241	$(150,158)	$(964)	$(95,300)
Stock-based compensation(1)	20,292	451	1,123	-	-	1,574
Net loss	-	-	-	(15,133)	-	(15,133)
Other comprehensive income (loss)	-	-	-	-	600	600
Balances, March 31, 2025	11,034,947	$37,032	$20,364	$(165,291)	$(364)	$(108,259)

(1) The Company capitalizes stock-based compensation costs directly attributable to the development of qualifying assets. Qualifying assets include internal use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the three months ended March 31, 2025 and March 31, 2024, the Company capitalized $0.1 million and $0.1 million of stock-based compensation directly attributable to the development of certain IUS assets.

2025 Stock Buyback Program

On February 13, 2025, the Company announced that its Board of Directors (“Board”) approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 14, 2025 and is expected to terminate on February 13, 2026. For the three months ended March 31, 2025, the Company did not repurchase shares under this program.

2024 Stock Buyback Program

On February 22, 2024, the Company announced that its Board has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 23, 2024 and terminated on February 22, 2025. For the three months ended March 31, 2025 and  March 31, 2024, the Company did not repurchase shares under this program.

2023 Stock Buyback Program

On  February 9, 2023, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on  February 10, 2023 and was terminated on  February 9, 2024. For the three months ended March 31, 2024 the Company did not repurchase shares under this program.

15. Share-based Payments

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

Details of Company stock option transactions for the three months ended  March 31, 2025 and  March 31, 2024 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	1,122,700	$45.86	1,132,632	$54.61
Granted	-	-	2,500	21.07
Exercised	-	-	-	-
Forfeited	(18,228)	40.76	(50,044)	15.27
Expired	(60,509)	60.30	(22,874)	55.57
Outstanding, end of period	1,043,963	45.11	1,062,214	54.30
Options exercisable, end of period	557,558	$57.68	610,211	$61.27

As of March 31, 2025, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$16.47 - $19.93	57,500	$19.63	4.9	$72	31,250	$19.38	3.7	$47
$20.25 - $28.37	374,227	22.80	6.0	45	35,170	25.19	5.5	-
$30.70 - $30.74	5,000	30.74	4.7	-	2,500	30.74	4.7	-
$40.04 - $48.00	159,315	42.35	4.1	-	88,464	42.68	4.1	-
$51.82 - $59.98	44,650	55.79	1.2	-	44,650	55.79	1.2	-
$60.01 - $68.41	220,561	62.16	1.4	-	219,353	62.17	1.4	-
$70.13 - $79.51	173,710	78.35	2.6	-	129,421	78.37	2.7	-
$80.61 - $82.07	9,000	80.61	3.5	-	6,750	80.61	3.5	-
	1,043,963	$45.11	3.9	$117	557,558	$57.68	2.5	$47

Total unrecognized compensation cost relating to unvested stock options at March 31, 2025, prior to the consideration of expected forfeitures, is approximately $3.6 million and is expected to be recognized over a weighted average period of 2.5 years.

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

Details of Wavelo's stock option transactions for the three months ended  March 31, 2025 and  March 31, 2024 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	15,887,997	$1.28	16,333,233	$1.28
Granted	226,000	1.78	530,000	1.74
Exercised	-	-	-	-
Forfeited	(72,063)	1.45	(220,272)	0.27
Expired	(301,132)	1.27	(157,705)	1.27
Outstanding, end of period	15,740,802	1.32	16,485,256	1.29
Options exercisable, end of period	11,656,385	$1.28	8,610,331	$1.27

As of March 31, 2025, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $1.78	15,740,802	$1.32	4.6	$7,170	11,656,385	$1.28	4.6	$5,841
	15,740,802	$1.32	4.6	$7,170	11,656,385	$1.28	4.6	$5,841

Total unrecognized compensation cost relating to unvested stock options at March 31, 2025, prior to the consideration of expected forfeitures, is approximately $2.1 million and is expected to be recognized over a weighted average period of 1.8 years.

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

Details of Ting's stock option transactions for the three months ended  March 31, 2025 and  March 31, 2024 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	5,959,660	$6.00	7,504,269	$6.00
Granted	-	-	18,000	6.00
Exercised	-	-	-	-
Forfeited	(91,658)	6.00	(163,250)	6.00
Expired	(930,891)	6.00	(145,269)	6.00
Outstanding, end of period	4,937,111	6.00	7,213,750	6.00
Options exercisable, end of period	3,797,940	$6.00	3,448,984	$6.00

As of March 31, 2025, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $6.00	4,937,111	$6.00	5.0	$-	3,797,940	$6.00	5.0	$-
	4,937,111	$6.00	5.0	$-	3,797,940	$6.00	5.0	$-

Total unrecognized compensation cost relating to unvested stock options at March 31, 2025, prior to the consideration of expected forfeitures, is approximately $0.1 million and is expected to be recognized over a weighted average period of 1.6 years.

The Company recorded total stock-based compensation expense of $1.5 million and $1.9 million for the three months ended March 31, 2025, and  March 31, 2024, respectively. The Company details of the stock-based compensation expense are as follows:

	Three Months Ended March 31,
	2025	2024
Company options	$1,102	$1,423
Wavelo options	442	469
Ting options	31	68
Capitalized stock based compensation	(70)	(87)
Total stock based compensation expense	$1,505	$1,873

During the three months ended March 31, 2025 and  March 31, 2024, the Company capitalized $0.1 million and $0.1 million of stock based compensation directly attributable to the development of certain IUS assets, respectively.

16. Fair Value Measurement

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as of  March 31, 2025 (Dollar amounts in thousands of U.S. dollars):

	March 31, 2025
	Fair Value Measurement Using			Liability
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset, net	$-	$(479)	$-	$(479)

Total asset, net	$-	$(479)	$-	$(479)

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as of December 31, 2024 (Dollar amounts in thousands of U.S. dollars):

	December 31, 2024
	Fair Value Measurement Using			Liability
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset, net	$-	$(1,270)	$-	$(1,270)

Total assets, net	$-	$(1,270)	$-	$(1,270)

17. Other income (expense)

On August 1, 2020, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”), by and between the Company and DISH Wireless L.L.C. ("EchoStar", DISH's post-merger parent). Under the Purchase Agreement and in accordance with the terms and conditions set forth therein, the Company sold to EchoStar its mobile customer accounts that are marketed and sold under the Ting brand (other than certain customer accounts associated with one network operator) (“Transferred Assets”). For a period of 10 years following the execution of the Purchase Agreement, EchoStar will pay a monthly fee to the Company generally equal to an amount of net revenue received by EchoStar in connection with the transferred customer accounts minus certain fees and expenses, as further set forth in the Purchase Agreement.

The Company accounts for investment in entities over which it has the ability to exert significant influence, but does not control and is not the primary beneficiary of, using the equity method of accounting. The Company includes the proportionate share of earnings (loss) of the equity method investees in Other Income.

The Company earned the amounts noted in the table below during the three months ended March 31, 2025 and March 31, 2024.

(Dollar amounts in thousands of U.S. dollars)	Three Months Ended March 31,
	2025	2024
Income earned on sale of transferred assets	$2,741	$3,621
Equity in (earnings) losses of unconsolidated businesses	(62)	67
Total other income	$2,679	$3,688

The following table provides additional information relating to Interest expense, net (Dollar amounts in thousands of US dollars):

	Three Months Ended March 31,
	2025	2024
Interest expense	$(14,128)	$(12,879)
Interest income	515	1,000
Interest expense, net	$(13,613)	$(11,879)

18. Redeemable preferred units

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

Under the terms of the LLC Agreement, the Company is mandatorily required to redeem the redeemable preferred units prior to the earliest of (i) a sale of the Company, (ii) a public offering, (iii) an event of default (or similar term) by Tucows Inc. or any of its affiliates under, (iv) a material breach if not cured or otherwise remedied in accordance with the terms of any credit facility (taking into account any cure periods), by the Company or any of its Subsidiaries under any debt facilities where the Company or any of its Subsidiaries incurs indebtedness for borrowed money, (v) the Company failed to pay the preferred return for two consecutive quarters, and (vi) the six-year anniversary of the Transaction Close. Due to the fact that the redeemable preferred units are mandatorily redeemable, the redeemable preferred units are classified as a liability in the accompanying consolidated balance sheets. The liability was initially recorded at fair value and subsequently recorded at the present value of the settlement amount, which includes the preferred return payments required until the instrument's expected maturity on the sixth anniversary of the Transaction Close, August 10, 2028 using the implicit rate of return of the instrument, 15%. The Company recorded Nil million and $4.2 million of accretion expense on the redeemable preferred units for the three months ended March 31, 2025, and March 31, 2024 as interest expense, net in the accompanying consolidated statements of operations and comprehensive loss.

The Company incurred $0.8 million of legal fees related to the redeemable preferred unit issuance, which have been reflected as a reduction to the carrying amount of the redeemable preferred unit balance and will be amortized to interest expense, net in the accompanying consolidated statements of operations and comprehensive loss over the expected six-year term instrument. During the three months ended March 31, 2025 and March 31, 2024, the Company recognized $0.1 million and $0.1 million of interest expense related to the amortization of legal fees related to the redeemable preferred unit issuance.

As of March 31, 2025, the redeemable preferred units have an aggregate liquidation preference of $91.5 million, plus a Make-Whole Premium should redemption occur before the fourth anniversary of the Transaction Close and are senior to the Ting Fiber, LLC common units with respect to sale, dissolution, liquidation or winding up of the Ting Fiber, LLC.

The following table summarizes the Company’s borrowings under the Unit Purchase Agreement (Dollar amounts in thousands of U.S. dollars):

	March 31, 2025	December 31, 2024

Opening Balance	$122,556	$111,899
Add: Accretion of redeemable preferred units(1)	-	10,657
Redeemable preferred shares balance	122,556	122,556
Less: Deferred preferred financing costs	(372)	(400)
Total Redeemable preferred units	$122,184	$122,156

(1) The Company capitalizes interest expenses directly attributable to the development of qualifying assets. Qualifying assets include internal use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the three months ended March 31, 2025 and March 31, 2024, the Company capitalized $0.1 million and $0.4 million of interest expenses pertaining to the redeemable preferred units directly attributable to the development of certain AUC assets, respectively.

The following table summarizes our scheduled repayments as of March 31, 2025 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2025	$14,145
2026	18,536
2027	18,639
2028	135,474
$186,794

19. Restructuring Costs

February 2024 Workforce Reduction

On February 7, 2024, Ting committed to the February 2024 workforce reduction ( “February 2024 Workforce Reduction”) which aimed to realign the Company's operational structure within the Ting operating segment and reduce Ting's workforce by 13%, or 7% of the Company’s total workforce, to better align with strategic objectives. The February 2024 Workforce Reduction was designed to streamline operations and reduce operating expenses within the Ting operating segment. All of the employees impacted by the workforce reduction were notified on February 7, 2024 and have since exited the Company.

During the three months ended March 31, 2025 and March 31, 2024, the Company incurred NIL and $2.6 million in costs related to this restructuring, which were accounted for under ASC 420 - Exit or Disposal Cost Obligations. These costs associated with the February 2024 Workforce Reduction predominantly consisted of one-time termination benefits for the terminated employees associated with the restructuring, and to a lesser extent, continuation of benefits and outplacement costs.

The components of the restructuring charges were as follows (Dollar amounts in thousands of U.S. dollars):

Cost Description	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
One-time pay	$-	$2,089
Continuation of benefits	-	280
Outplacement costs	-	191
Total restructuring charges	$-	$2,560

2024 Capital Efficiency Plan

On October 30, 2024, the Company expanded its cost-reduction efforts with the implementation of a 2024 Capital Efficiency Plan (the "2024 Capital Efficiency Plan"). The Plan was designed to further align operations with strategic priorities, improve operational efficiency, and reduce operating expenses within Ting.

In connection with the 2024 Capital Efficiency Plan, the Company incurred restructuring charges of $7.7 million during the year ended December 31, 2024. These charges primarily consisted of termination benefits for the terminated employees associated with the restructuring, continuation of benefits, outplacement costs and professional services.

The liability for the 2024 Capital Efficiency Plan was included in Accrued liabilities in the consolidated balance sheet, and the following table summarizes the related activity for the 2024 Capital Efficiency Plan for the three months ended March 31, 2025 (Dollar amounts in thousands of U.S. dollars):

Cost Description	As of December 31, 2024	Charges for the for the three months ended March 31, 2025	Cash payments made in the three months ended March 31, 2025	Balances as of March 31, 2025
One-time pay	$591	$-	$(287)	$304
Continuation of benefits	(1)	-	1	-
Outplacement costs	118	-	(48)	70
Professional service fees	420	-	(420)	-
Total	$1,128	$-	$(754)	$374

20. Additional Financial Information

The following tables provide additional financial information related to our consolidated financial statements:

Balance Sheet Information
	March 31,	December 31,
Prepaid expenses and other	2025	2024
Prepaid expenses and deposits	$16,377	$17,314
Income tax receivable	24	217
Inventory	3,904	3,975
Assets held for sale	1,800	-
Prepaid expenses and other	$22,105	$21,506

Other Assets
Investments	$2,012	$2,012
Contract costs	2,113	2,333
Total other assets	$4,125	$4,345

Accounts payable and accrued liabilities
Accounts payable	$11,335	$9,009
Accrued liabilities	17,545	31,227
Total accounts payable and accrued liabilities	$28,880	$40,236

Other Current Liabilities
Customer deposits	$16,418	$16,660
Accreditation fees payable	661	623
Income taxes payable	797	263
Total other current liabilities	$17,876	$17,546

Inventories

The components of the inventories as of March 31, 2025 and December 31, 2024 were as follows (Dollar amounts in thousands of U.S. dollars):

	March 31,	December 31,
	2025	2024
Raw materials	$2,048	$2,051
Finished goods	1,856	1,924
Total Inventories	$3,904	$3,975

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the competition we expect to encounter as our business develops and competes in a broader range of Internet services, the Company's foreign currency requirements, specifically for the Canadian dollar and Euro; Wavelo, and Ting subscriber growth and retention rates; the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential generic top level domain (“gTLD”) expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and the impact it may have on related revenues; our belief regarding the underlying platform for our domain services; our expectation regarding the trend of sales of domain names; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations to obtain additional financing to further accelerate the Ting Internet footprint while sustaining liquidity; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the timing, implementation and impact of the capital efficiency plan; the impact of cancellations of or amendments to market development fund programs under which we receive funds; our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; our partnership with an affiliate of Generate; and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

•	Our ability to effectively respond or comply with new data protection regulations and any conflicts that may arise between such regulations and our ICANN contractual requirements;

•	The application of business judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given that the ultimate tax determination is uncertain;

•	Our ability to effectively integrate acquisitions;

•	Our ability to monitor, assess and respond to changing geopolitical and economic environments including rising inflation and interest rates, tariffs and trade disputes, and geopolitical conflict;

•	Our ability to collect anticipated payments from EchoStar in connection with the 10-year payment stream that is a function of the margin generated by the transferred subscribers over a 10-year period pursuant to the terms of the Asset Purchase Agreement dated August 1, 2020 between the Company and DISH Wireless LLC ("EchoStar", DISH's post-merger parent) (the “EchoStar Purchase Agreement”);

•	Our ability to meet the operational and financial drawdown milestones under the Unit Purchase Agreement with Generate, which provides the Company with the ability to obtain additional financing to invest in the expansion of fiber networks;

•	Our ability to maintain compliance with the operational and financial covenants of the 2023 Notes as defined in "Note 7 - Notes Payable" of the Notes to the Consolidated Financial Statements included in Part I, of this Quarterly Report, which provides the Company with financing to invest in the expansion of fiber networks;

•	Our ability to obtain further financing, if needed, to fund continued investment in the expansion of our fiber networks;

•	Our ability to maintain the safety and security of our systems and data;

•	Pending or new litigation; and

•

Factors set forth under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 13, 2025 (the “2024 Annual Report”) and in "Item 1A Risk Factors" in Part II of this Quarterly Report.

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

 Our Chief Executive Officer ("CEO"), who is also our chief operating decision maker, regularly reviews the operating results of Ting, Wavelo and Tucows Domains as three distinct segments in order to make key operating decisions as well as evaluate segment performance. Certain revenues and expenses disclosed under the Corporate category are excluded from segment adjusted earnings before interest, tax, depreciation and amortization ("Segment Adjusted EBITDA") results as they are centrally managed and not monitored by or reported to our CEO by segment, including mobile retail services, eliminations of intercompany transactions, portions of Finance and Human Resources that are centrally managed, Legal and Corporate Information Technology ("IT") shared services.

For the three months ended March 31, 2025 and March 31, 2024, we reported net revenue of $94.6 million and $87.5 million, respectively.

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

As of March 31, 2025, Ting Internet had access to 133,000 owned infrastructure serviceable addresses, 54,000 partner infrastructure serviceable addresses and 52,000 active subscribers under its management; compared to having access to 124,000 owned infrastructure serviceable addresses, 33,000 partner infrastructure serviceable addresses and 46,000 active subscribers under its management as of March 31, 2024. These figures exclude any changes in serviceable addresses and accounts attributable to Simply Bits.

On February 7, 2024 Ting committed to the February 2024 Workforce Reduction, which aimed to realign the Company's operational structure within the Ting operating segment and reduce Ting's workforce by 13%, or 7% of the Company’s total workforce, to better support strategic objectives. The February 2024 Workforce Reduction was designed to streamline operations and reduce operating expenses within the Ting operating segment. Substantially all of the employees impacted by the workforce reduction were notified on February 7, 2024 and have since exited the Company. The Company incurred non-recurring charges of approximately $3.2 million in the first quarter of fiscal 2024 in connection with the workforce reduction, primarily consisting of severance payments, notice pay, employee benefits contributions and outplacement costs.

On October 30, 2024, Ting undertook the 2024 Capital Efficiency Plan to reflect the ongoing operational and financial prioritization of the Ting business and to lower the Company's year-over-year operating expenses, which impacted approximately 42% of Ting's workforce or 17% of the Company's total workforce. The Company incurred non-recurring charges of approximately $7.7 million in the fourth quarter of fiscal 2024 in connection with the 2024 Capital Efficiency Plan, primarily consisting of severance payments, notice pay, employee benefits contributions and outplacement costs.

The February 2024 Workforce Reduction and 2024 Capital Efficiency Plan realized personnel and related expense (net of capitalization) savings with the majority of the savings in sales and marketing, including related network support functions, followed by smaller impacts in technical operations and development, direct cost of revenues, network, general and administrative, and other costs. In the prior fiscal year ended December 31, 2024 ("Fiscal 2024") the realized savings were partially offset by costs associated with both plans. These costs referenced above were classified as transitional and were excluded in our Adjusted EBITDA, which is a non-GAAP financial measure. Please see discussion of Adjusted EBITDA as well as the Adjusted EBITDA reconciliation to net income in the Results of Operations section below. The 2024 Capital Efficiency Plan has also translated into reduced capital expenditures related to growth and expansion of new markets, as Ting shifted focus to completing builds in existing markets.

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

Our primary distribution channel is a global network of almost 35,000 resellers that operate in almost 200 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of gTLD and the country code top-level domain options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface, easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale, primarily branded as OpenSRS, eNom, EPAG and Ascio, derives revenue from its domain name registration service. Together the OpenSRS, eNom, EPAG and Ascio Domain Services manage 24.3 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management have decreased slightly by 0.4 million since March 31, 2024.

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

Retail, primarily the Hover and eNom portfolio of websites, including eNom, and eNom Central, derive revenues from the sale of domain name registration and email services to individuals and small businesses. Our retail domain services also include our Personal Names Service – based on over 34,000 surname domains – which allows roughly two-thirds of Americans to purchase an email address based on their last name. The retail segment now includes the sale of the rights to its portfolio of surname domains used in connection with our RealNames email service and our Exact Hosting Service, that provides Linux hosting services for individuals and small businesses.

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

Ting Internet	March 31,
	2025	2024
	(in '000's)
Internet subscribers accounts under management	52	46
Internet owned infrastructure serviceable addresses[1]	133	124
Internet partner infrastructure serviceable addresses[1]	54	33

(1)	Defined as premises to which Ting has the capability to provide a customer connection in a service area.

Tucows Domains	For the Three Months Ended March 31,
	2025	2024
	(in 000's)
Total new, renewed and transferred-in domain name transactions [1]	5,624	5,996

(1)	Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

Tucows Domains	March 31,
	2025	2024
	(in 000's)
Registered using Registrar Accreditation belonging to the Tucows Group	17,469	17,555
Registered using Registrar Accreditation belonging to Resellers	6,817	7,145
Total domain names under management	24,286	24,700

Adjusted EBITDA

Tucows reports all financial information in accordance with U.S. GAAP. Along with this information, to assist financial statement users in an assessment of our historical performance, we typically disclose and discuss a non-GAAP financial measure, Adjusted EBITDA, on investor conference calls and related events that excludes certain non-cash and other charges as we believe that the non-GAAP information enhances investors’ overall understanding of our financial performance, but should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Please see discussion of Adjusted EBITDA as well as the Adjusted EBITDA reconciliation to net income in the Results of Operations section below.

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

Ting

As an ISP, we have invested and expect to continue to invest in selective fiber to the home (“FTTH”) deployments in select markets in the United States. The investments are a reflection of our ongoing efforts to build FTTH networks via public-private partnerships in communities we identify as having strong, unmet demand for FTTH services. Given the significant upfront build and operational investments for these FTTH deployments, there is risk that future technological and regulatory changes as well as competitive responses from incumbent local providers, may result in us not fully recovering these investments.

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

Tucows Domains

The increased competition in the market for Internet services in recent years, which we expect will continue to intensify in the short and long term, poses a material risk for us. As new registrars are introduced, existing competitors expand service offerings and offer price discounts to gain market share, we face pricing pressure, which can adversely impact our revenues and profitability. To address these risks, we have focused on leveraging the scalability of our infrastructure and our ability to provide proactive and attentive customer service to aggressively compete to attract new customers and to maintain existing customers.

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

Other opportunities, challenges and risks

The Company is entitled to a long-term payment stream that is a function of the margin generated by the transferred subscribers over the 10-year term of the EchoStar Purchase Agreement executed in the fiscal year ended December 31, 2020 (“Fiscal 2020”). This consideration structure may not prove to be successful or profitable in the long-term to us if the existing subscriber base churns at an above average rate. Additionally, given EchoStar controls the revenues and costs incurred associated with the acquired subscribers, there could arise a situation where profitability for the subscriber base is diminished either by lower price points or cost inflation. Additionally, as part of the EchoStar Purchase Agreement, the Company retained a small number of customer accounts associated with one MNO agreement that was not reassigned to EchoStar at time of sale. We continue to be subject to the minimum revenue commitments previously agreed to with this excluded MNO agreement. The Company is able to continue adding customers under the excluded MNO network in order to meet the commitment. However, with no direct ability to change customer pricing and limited ability to renegotiate contract costs or significant terms, the Company may be unable to meet the minimum commitments with this MNO partner and could incur significant and recurring penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO. During the three months ended March 31, 2025, the Company has accrued $1.3 million of penalties associated with the minimum commitment shortfall. The Company expects to incur penalties throughout 2025 and thereafter until the contract expires.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience, available market information, as applicable, and on various other assumptions that are believed to be reasonable under the circumstances at the time they are made. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company's control. Management evaluates its estimates on an on-going basis. There have been no material changes to the critical accounting estimates as previously disclosed in Part II, Item 8 of our 2024 Annual Report as of the reporting date.

RESULTS OF OPERATIONS FOR THE three months ended March 31, 2025 AS COMPARED TO THE three months ended March 31, 2024

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

Other Professional Services

This revenue stream includes any other professional services earned in connection with the Wavelo business from the provision of standalone technology services development work. These are billed based on separate Statement of Work arrangements for bespoke feature development. The Company recognizes revenue at the point-in-time when the final acceptance criteria have been met.

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

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2025	2024

Ting:
Fiber Internet Services	$16,315	$14,102

Wavelo:
Platform Services	11,396	9,365
Other professional services	-	25
Total Wavelo	11,396	9,390

Tucows Domains:
Wholesale
Domain Services	50,004	48,151
Value Added Services	5,903	4,703
Total Wholesale	55,907	52,854

Retail	9,348	9,028
Total Tucows Domains	65,255	61,882

Corporate and all other:
Mobile services and eliminations	1,643	2,083

	$94,609	$87,457
Increase over prior period	$7,152
Increase - percentage	8%

The following table presents our net revenues, by revenue source, as a percentage of total net revenues (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2025	2024

Ting:
Fiber Internet Services	17%	16%

Wavelo:
Platform Services	12%	11%
Other professional services	0%	0%
Total Wavelo	12%	11%

Tucows Domains:
Wholesale
Domain Services	53%	56%
Value Added Services	6%	5%
Total Wholesale	59%	61%

Retail	10%	10%
Total Tucows Domains	69%	71%

Corporate and all other:
Mobile services and eliminations	2%	2%

	100%	100%

Total net revenues for the three months ended March 31, 2025, increased by $7.1 million or 8%, to $94.6 million when compared to the three months ended March 31, 2024. The increase in net revenue was driven by Tucows Domains, Ting, and Wavelo; partially offset by a decline in revenues from Mobile Services and eliminations. The Tucows Domains segment increased $3.4 million primarily driven by pricing increases and strong expiry auction revenue performance. The Ting segment increased $2.2 million in the current period as a result of subscriber growth on our Fiber network across the United States. The Wavelo segment increased $2.0 million in the current period primarily driven by increased revenues from both existing and new customers. Mobile Services and eliminations decreased by $0.4 million attributable to decreased telephony services and decreased transitional services revenues, as well as a slight increase in intercompany revenues.

Deferred revenue at March 31, 2025, increased by $5.5 million to $162.3 million from $156.8 million at December 31, 2024. This was driven by Tucows Domains as a result of the increase in current period billings for domain name registrations and service renewals, characteristic of the seasonal renewal pattern we see during the beginning of a Fiscal Year as well as the increase in pricing through the current period. This was furthered by a smaller increase from Wavelo as a result of the contract liability associated with select customer contracts.

During both the three months ended March 31, 2025 and March 31, 2024, a customer, EchoStar, within our Wavelo segment accounted for 12% and 10.5% of total net revenues. As of March 31, 2025, EchoStar also represented for 55% of total accounts receivable. As of December 31, 2024 EchoStar represented 56% of accounts receivable. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Our allowance for doubtful accounts was $1.0 million as of March 31, 2025 and $0.9 million as of December 31, 2024, respectively. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Ting

Ting generated $16.3 million in net revenue during the three months ended March 31, 2025, up $2.2 million or 16% compared to the three months ended March 31, 2024. This growth is driven by subscriber growth across our Fiber network relative to the three months ended March 31, 2024, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States.

As of March 31, 2025, Ting Internet had access to 133,000 owned infrastructure serviceable addresses, 54,000 partner infrastructure serviceable addresses and 52,000 active subscribers under its management; compared to having access to 124,000 owned infrastructure serviceable addresses, 33,000 partner infrastructure serviceable addresses and 46,000 active subscribers under its management as of March 31, 2024. These figures exclude any changes in serviceable addresses and accounts attributable to the Simply Bits acquisition.

Wavelo

Platform Services

Net revenues from Wavelo Platform Services for the three months ended March 31, 2025, increased by $2.0 million or 22%, to $11.4 million as compared to the three months ended March 31, 2024. The increase in net revenue is driven by incremental revenues from existing customers, EchoStar following contract renewal, Ting, as well as new customers. Intercompany revenues earned for provision of services on the ISOS and SM platforms between Wavelo and Ting are included in Wavelo's segment revenues for purposes of segment analysis, but are ultimately eliminated upon consolidation. The elimination impact is presented below in Corporate and all other - Mobile Services and Eliminations.

Other Professional Services

Net revenues from Other Professional Services for the three months ended March 31, 2025 decreased from less than $0.1M in the three months ended March 31, 2024 to NIL million in the current period. These revenues related to the provision of standalone technology services development work for our CSP customers and are non-recurring and often one-time in nature, and expectantly can fluctuate period over period. These revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed no standalone professional services for our customers.

Tucows Domains

Wholesale - Domain Services

During the three months ended March 31, 2025, Wholesale domain services net revenue increased by $1.8 million or 4%, to $50 million as compared to the three months ended March 31, 2024. Increases from Wholesale domain registrations were driven by various price increases since March 31, 2024.

As of March 31, 2025 together, the OpenSRS, eNom, EPAG, and Ascio Domain Services manage 24.3 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management was down slightly by 0.4 million domain names compared to March 31, 2024.

Wholesale - Value Added Services

During the three months ended March 31, 2025, value-added services net revenue increased by $1.2 million or 26%, to $5.9 million as compared to the three months ended March 31, 2024. The increase in value-added service revenue was driven by strong expiry auction sales in the current period.

Retail

During the three months ended March 31, 2025, retail domain services net revenue increased by $0.3 million or 3%, to $9.3 million as compared to the three months ended March 31, 2024. This was driven by price increases across domain name registrations and RealNames products in the current period, partially offset by a decrease in portfolio sales.

Corporate and all other - Mobile Services and Eliminations

Net revenues from Mobile Services and eliminations for the three months ended March 31, 2025 decreased by $0.5 million or 24%, to $1.6 million as compared to the three months ended March 31, 2024. This was driven by decreased revenues of $0.2 million associated with the mobile telephony services and device revenues from the small group of customers retained by the Company as part of the EchoStar Purchase Agreement primarily a result of organic subscriber churn and plan mix shifting towards lower price point rate plans compared to the three months ended March 31, 2024. This was also furthered by decreased transitional services of $0.1 million, from a decreased level of dedicated support services provided to EchoStar in connection with the legacy Ting Mobile customer base. Furthermore, there was an increase in intercompany corporate eliminations of $0.2 million, primarily a result of increased revenues associated with ISOS and SM platforms billing between Wavelo and Ting.

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

Corporate and all other- Mobile Services and Eliminations

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

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2025	2024

Ting:
Fiber Internet Services	$5,837	$5,360

Wavelo:
Platform Services	137	332
Other professional services	-	19
Total Wavelo	137	351

Tucows Domains:
Wholesale
Domain Services	40,381	38,663
Value Added Services	480	547
Total Wholesale	40,861	39,210

Retail	4,179	4,136
Total Tucows Domains	45,040	43,346

Corporate and all other:
Mobile services and eliminations	4,147	2,737

Network Expenses:
Network, other costs	4,971	7,064
Network, depreciation of property and equipment	10,376	9,865
Network, amortization of intangible assets	366	365
Network, impairment of property and equipment	204	53
	15,917	17,347

	$71,078	$69,141
Increase over prior period	$1,937
Increase - percentage	3%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	For the Three Months Ended March 31,
	2025	2024

Ting:
Fiber Internet Services	8%	8%

Wavelo:
Platform Services	0%	0%
Other professional services	0%	0%
Total Wavelo	0%	0%

Tucows Domains:
Wholesale
Domain Services	57%	56%
Value Added Services	1%	1%
Total Wholesale	58%	57%

Retail	6%	6%
Total Tucows Domains	64%	63%

Corporate and all other:
Mobile services and eliminations	5%	4%

Network Expenses:
Network, other costs	7%	10%
Network, depreciation of property and equipment	15%	14%
Network, amortization of intangible assets	1%	1%
Network, impairment of property and equipment	0%	0%
	23%	25%

	100%	100%

Total cost of revenues for the three months ended March 31, 2025, increased by $1.9 million or 3%, to $71.1 million from $69.1 million in the three months ended March 31, 2024. The three-month increase in cost of revenues was driven by increases across Tucows Domains, Mobile Service and eliminations, and Ting of $1.7 million, $1.4 million, and $0.4 million, respectively. The increase in Tucows Domains of $1.7 million was primarily a result of cost increases through the current period. The increase in Mobile Services and eliminations of $1.4 million was primarily a result of higher mobile telephony services costs due to MNO penalties and plan mix changes in the current period. The increase in Ting of $0.2 million was primarily driven by the costs of revenues associated with growth in active subscribers. These increases were partially offset by decreases across Network Expenses and Wavelo of $1.4 million and $0.2 million, respectively. The decrease in Network Expenses of $1.4 million was primarily driven by decreased people and software costs following the execution of the 2024 Capital Efficiency Plan in October 2024. The decrease in Wavelo of $0.2 million was driven by the absence of contract fulfillment costs associated with select customer contracts.

Deferred costs of fulfillment as of March 31, 2025, increased by $4.0 million, or 3%, to $121 million from $117.0 million at December 31, 2024. This was driven by Tucows Domains with an increase of $4.0 million from the increase in current period billings for domain name registrations and service renewals, characteristic of the seasonal renewal pattern we see during the beginning of a Fiscal Year as well as the increase in registry costs through the current period, consistent with the increase in deferred revenues discussed above.

Ting

During the three months ended March 31, 2025, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar and Simply Bits, increased by $0.4 million or 7%, to $5.8 million as compared to three months ended March 31, 2024. Consistent with the discussion above in the Net Revenue section, the subscriber growth across our Fiber network drove an increase in costs of revenue.

Wavelo

Platform Services

Cost of revenues from Wavelo Platform Services for the three months ended March 31, 2025 decreased by $0.2 million or 65% to $0.1 million as compared to the three months ended March 31, 2024. This was driven by the absence of the amortization of previously capitalized costs incurred to fulfill the EchoStar Master Services Agreement ("MSA") over the term of the agreement, as the agreement ended in July 2024.

Other Professional Services

Cost of revenues from Other Professional Services for the three months ended March 31, 2025 decreased from less than $0.1 million for the three months ended March 31, 2024 to NIL million in the current period. Costs of revenues to provide other professional services change depending on the nature and scope of work we are engaged to perform for our customers for select statements of work. These cost of revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed no standalone professional services for our customers. The decrease is aligned to the decrease in Net Revenues discussed above.

Tucows Domains

Wholesale - Domain Services

Costs for Wholesale domain services for the three months ended March 31, 2025, increased by $1.7 million or 4%, to $40.4 million, as compared to $38.7 million for the three months ended March 31, 2024. Increases from Wholesale domain registrations were primarily driven by various registry gTLD cost increases since March 31, 2024. The increase is aligned to the increase in Net Revenues discussed above.

Wholesale - Value-Added Services

Costs for wholesale value-added services for the three months ended March 31, 2025, remained flat at $0.5 million, as compared to the three months ended March 31, 2024.

Retail

Costs for retail domain services for the three months ended March 31, 2025, increased by $0.1 million or 2%, to $4.2 million, as compared to $4.1 million for the three months ended March 31, 2024.

Corporate and all other - Mobile Services and Eliminations

Cost of revenues from Mobile Services and Eliminations for the three months ended March 31, 2025, increased by $1.4 million or 52%, to $4.1 million as compared to the three months ended March 31, 2024. The increase is primarily driven by increased costs associated with mobile telephony services from the small group of customers retained by the Company as part of the EchoStar Purchase Agreement due to plan mix changes towards unlimited plans. The Company accrued $1.3 million in penalties associated with the MNO minimum commitment shortfall in the three months ended March 31, 2025, as compared to $0.2 million in the three months ended March 31, 2024. The company expects to continue to incur penalties through the end of Fiscal 2025 and thereafter should limited subscriber growth persist. The increase on cost of revenues was partially offset by a decrease in transitional services costs provided to EchoStar in connection with the legacy Ting Mobile customer base, consistent with the above discussion around net revenues.

Network Expenses

Network expenses for the three months ended March 31, 2025, decreased by $1.4 million or 8%, to $15.9 million, as compared to $17.3 million for the three months ended March 31, 2024. The current period decrease was primarily driven by $1.9 million in personnel related cost savings resulting from the 2024 Capital Efficiency Plan, executed in October 2024, as well as some savings in colocation and bandwidth after shutting down some colocation sites. This was offset by increased network depreciation of $0.5 million.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2025	2024
Sales and marketing	$10,991	$18,565
Decrease over prior period	$(7,574)
Decrease - percentage	(41)%
Percentage of net revenues	12%	21%

Sales and marketing expenses for the three months ended March 31, 2025, decreased by $7.6 million, or 41%, to $11.0 million as compared to the three months ended March 31, 2024. The decrease was primarily driven by reduced personnel costs following the 2024 Capital Efficiency Plan, as well as Ting's reduced marketing and customer acquisition spend, as the segment looks to measure and optimize channel spending.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2025	2024
Technical operations and development	$4,407	$5,016
Increase (decrease) over prior period	$(609)
Increase (decrease) - percentage	(12)%
Percentage of net revenues	5%	6%

Technical operations and development expenses for the three months ended March 31, 2025, decreased by $0.6 million, or 12%, to $4.4 million when compared to the three months ended March 31, 2024. The decrease was primarily driven by reduced personnel costs following the 2024 Capital Efficiency Plan.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2025	2024
General and administrative	$9,242	$9,818
Decrease over prior period	$(576)
Decrease - percentage	(6)%
Percentage of net revenues	10%	11%

General and administrative expenses for the three months ended March 31, 2025, decreased by $0.6 million or -6%, to $9.2 million as compared to the three months ended March 31, 2024. The decrease was primarily driven by reduced personnel costs following the 2024 Capital Efficiency Plan, favorable foreign exchange impact in the current period, and reduced professional services fees. These decreases were partially offset by increased facilities expenses.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2025	2024
Depreciation of property and equipment	$84	$122
Decrease over prior period	$(38)
Decrease - percentage	(31)%
Percentage of net revenues	0%	0%

Depreciation costs for the three months ended March 31, 2025, decreased by less than $0.1 million, to $0.1 million as compared to the three months ended March 31, 2024.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2025	2024
Amortization of intangible assets	$840	$1,314
Decrease over prior period	$(474)
Decrease - percentage	(36)%
Percentage of net revenues	1%	2%

Amortization of intangible assets for the three months ended March 31, 2025, decreased by $0.5 million or 36% to $0.8 million as compared to the three months ended March 31, 2024. The decrease was driven in part by the completed amortization of brand and customer relationships associated with the Company's Fiscal 2017 acquisition of eNom. The amortization of the related assets was completed in January 2024.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2025	2024
Other income (expense), net	$(10,934)	$(8,191)
Increase (decrease) over prior period	$(2,743)
Increase (decrease) - percentage	33%
Percentage of net revenues	12%	9%

Other income (expenses) during the three months ended March 31, 2025, decreased by $2.7 million when compared to the three months ended March 31, 2024. The decrease in income was primarily driven by higher net interest expense, lower income earned on sale of Transferred Assets to EchoStar, and lower other income. Net interest expense increased by $1.7 million, driven by the inclusion of $1.0 million interest expense associated with the 2023 and 2024 Term Notes, a $0.7 million increase due to lower interest expense capitalization associated with Fiber network assets under construction, a $0.5 million increase due to the absence of money market fund income post-securitization, and a $0.4 million increase in interest expense associated with the Generate agreement; partially offset by a $0.9 million decrease in interest expense related to the Credit Facility for the Tucows businesses excluding Ting due to the reduction in outstanding principal balance. Income earned on sale of Transferred Assets to EchoStar decreased by $0.9 million. Other income decreased by $0.1 million driven by the absence of sublease rental income and the share of the current period loss in Orange Domains joint venture.

INCOME TAXES

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2025	2024
Provision for income taxes	$2,166	$1,774
Increase in provision over prior period	$392
Increase - percentage	*
Effective tax rate	(17)%	(7)%

* not meaningful

Income tax expense for the three months ended March 31, 2025, increased by $0.4 million when compared to the three months ended March 31, 2024. The change in effective tax rate is primarily due an increase in foreign tax expense, driven by strong performance in our Domain segment.

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

The following table reconciles net income (loss) to adjusted EBITDA:

Reconciliation of Net income (loss) before Provision for Income Taxes to Adjusted EBITDA	Three Months Ended March 31,
(In Thousands of US Dollars)	2025	2024

Net Income (Loss) for the period	$(15,133)	$(26,484)
Less:
Provision for income taxes	2,166	1,774
Depreciation of property and equipment	10,460	9,987
Impairment and loss on disposition of property and equipment	204	53
Amortization of intangible assets	1,205	1,679
Interest expense, net	13,613	11,879
Stock-based compensation	1,505	1,873
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	(364)	390
Acquisition and other costs (1)	15	3,051

Adjusted EBITDA	$13,671	$4,202

1 Acquisition and other costs represent transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA increased by $9.5 million or 226%, to $13.7 million for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024. The increase in Adjusted EBITDA from period-to-period was primarily driven by increases in Ting, Wavelo, and Tucows Domains. Ting contribution increased $8.7 million, primarily driven by subscriber growth across the markets we serve, the reduction in spend across sales and marketing activities, and reduced personnel costs from the execution of the 2024 Capital Efficiency Plan, and to a lesser extent, the February 2024 workforce reduction. The Wavelo contribution increased $1.7 million, primarily driven by the recognition of incremental revenues from both existing and new customers. Tucows Domains contribution increased by $1.5 million from strong expiry and wholesale sales through the current period. These increases in Adjusted EBITDA were partially offset by decreases in Mobile Services and eliminations. Mobile Services and eliminations contribution decreased $2.4 million primarily from increasing MNO minimum purchase obligation related penalties and a decrease in income earned on sale of Transferred Assets to EchoStar, offset by reduced personnel costs with the execution of the 2024 Capital Efficiency Plan.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, our cash and cash equivalents balance decreased by $18.2 million, our funds held by trustee balance increased by $0.5 million, and our secured notes reserve funds balance increased by $0.1 million respectively when compared to December 31, 2024. The decrease in our cash balance was driven primarily by $11.3 million from cash used in operating activities, $5.4 million for the continued investment in property and equipment primarily driven by Ting Internet expansion and both Wavelo and Domains platforms, and $2.5 million related to the repayment of the 2023 Credit Facility; partially offset by $1.0 million proceeds on disposal of property and equipment.

2024 Ting Securitized Financing Facility

On August 20, 2024, the Company through its wholly owned subsidiaries, including Ting, entered into a definitive agreement relating to a securitized financing facility related to a privately placed securitized transaction. On the closing date, Ting issued (i) $55,000,000 of its 5.63% Secured Fiber Revenue Notes, Series 2024-1, Class A-2 (the "2024 Class A-2 Notes"), (ii) $8,000,000 of its 6.85% Secured Fiber Revenue Notes, Series 2024-1, Class B (the "2024 Class B Notes") and (iii) $16,000,000 initial principal amount of 9.15% Secured Fiber Revenue Notes, Series 2024-1, Class C (the "2024 Class C Notes" and together with the 2024 Class A-2 Notes and the 2024 Class B Notes, the "2024 Term Notes").

The offering was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). Subject to certain limitations, the 2024 Notes are secured by certain of the Company's revenue-generating assets, consisting principally of the Securitized Assets, that are owned by certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company (collectively, the "Securitization Entities") that act as guarantors under the Base Indenture.

The 2024 Term Notes were issued under the Base indenture, dated as of May 4, 2023 (as supplemented by the Base Indentures Supplement No. 1, dated as of November 10, 2023), by and between the Issuer, the asset parties party thereto and Citibank, N.A., as trustee (in such capacity, the "Indenture Trustee") and securities intermediary and a series supplement to the Base Indenture dated as of the Closing Date (the "Series 2024-1 Supplement"), by and among the Issuer, the asset parties party thereto and the Indenture Trustee. The Base Indenture and the Series 2024-1 Supplement will allow the Issuer to issue additional series of notes in the future, subject to certain conditions set forth therein.

Interest payments on the 2024 Term Notes are payable on a monthly basis. The legal final maturity date of the 2024 Term Notes is in August of 2054, but, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment date of the 2024 Term Notes will be in August 2029. If the Issuer has not repaid or refinanced the 2024 Term Notes prior to the anticipated repayment date, additional interest will accrue on the 2024 Term Notes in an amount equal to the greater of (A) 5.00% per annum and (B) a per annum interest rate equal to the excess, if any, by which the sum of the following exceeds the original interest rate of such 2024 Term Note (i) the yield to maturity (adjusted to a "mortgage equivalent basis" pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on such anticipated repayment date of the United States Treasury Security having a term closest to 10 years, plus (ii) 5.00%, plus (iii) (x) for the 2024 Class A-2 Notes, 2.00%, (y) for the 2024 Class B Notes, 3.25% and (z) for the 2024 Class C Notes, 7.00%. Please see the discussion in the Material Cash Requirements section below.

2023 Credit Facility

On September 22, 2023, the Borrowers and certain other subsidiaries of the Company, as guarantors, entered into the 2023 Credit Agreement (the “2023 Credit Agreement”) with Bank of Montreal, as administrative agent (“BMO” or the “Agent”), and the lenders party thereto, to, among other things, provide the Borrowers with a revolving credit facility in an aggregate amount not to exceed $240 million (the “2023 Credit Facility”). The Borrowers may request an increase to the 2023 Credit Facility through new commitments of up to $60M if the Total Funded Debt to Adjusted EBITDA Ratio (as defined in the 2023 Credit Agreement) is less than 3.75:1.00.  The Credit Facility expires on September 22, 2026, which is the third anniversary of the effective date of the 2023 Credit Facility.

The 2023 Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Agreement requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio by maintaining at all times a Total Funded Debt to Adjusted EBITDA Ratio of not more than (i) 4.50:1:00 at any time from and after the Closing Date to and including December 30, 2023; (ii) 4.25:1:00 from December 31, 2023 to and including March 30, 2024; (iii) 4.00:1.00 from March 31, 2024 to and including June 29, 2024; and (iv) 3.75:1.00 thereafter; and (2) an interest coverage ratio by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio (as defined in the 2023 Credit Agreement) of not less than 3.00:1.00. As of March 31, 2025 the Company's leverage ratio was 3.14:1.00 and Interest Coverage Ratio was 3.76:1.00.

During the three months ended March 31, 2025, the Company made net repayments of $2.5 million towards the 2023 Credit Facility. The Company ended March 31, 2025 with a remaining principal balance of $192.9 million, for which the required repayment is due in 2026.

As of March 31, 2025, the Company held contracts in the amount of $11.2 million with BMO to trade U.S. dollars in exchange for Canadian dollars under an uncommitted treasury risk management facility which assists the Company with hedging Canadian dollar exposures. Please see the discussion in the Material Cash Requirements section below.

Cash Flow from Operating Activities

Net cash outflows from operating activities during the three months ended March 31, 2025 totaled $11.3 million, an increase of 98% when compared to the three months ended March 31, 2024.

Net loss, after adjusting for items not involving cash, during the three months ended March 31, 2025 was $0.9 million, a decrease of 88% when compared to the prior quarter. Net income included non-cash charges and recoveries of $14.8 million such as depreciation, stock-based compensation, amortization of intangible assets, amortization of debt discount and issuance costs, net amortization of contract costs, impairment of property and equipment, deferred income taxes (recovery), net right of use operating asset or liability, and undistributed earnings of equity method investee. In addition, changes in our working capital contributed to a net cash outflow of $10.9 million. Cash utilization of $21.0 million from the changes in accrued liabilities, deferred costs of fulfillment, accounts receivable, and customer deposits, were partially offset by positive cash contributions of $10.1 million from the changes in deferred revenue, accounts payable, prepaid expenses and deposits, income taxes recoverable, inventory, and accreditation fees payable.

Cash Flow from Financing Activities

Net cash outflows from financing activities during the three months ended March 31, 2025 totaled $2.5 million, a decrease of 55% when compared to the three months ended March 31, 2024. The total cash outflows related to a $2.5 million repayment towards the 2023 Credit Facility.

Cash Flow from Investing Activities

Investing activities during the three months ended March 31, 2025 used net cash of $4.5 million, a decrease of 69% when compared to the three months ended March 31, 2024. Cash outflows of $5.4 million primarily related to the investment in property and equipment, primarily to support the continued expansion of our Ting Internet Fiber network footprints in North Carolina, Colorado, and California as we seek to extend both our current network and expand to new markets, though at a slower rate following the execution of the 2024 Capital Efficiency Plan. These cash outflows were partially offset by $1.0 million of proceeds on disposal of property and equipment.

Material Cash Requirements

As of March 31, 2025, the Company's Cash and cash equivalents, restricted cash and secured notes reserve funds balances totaled $55.0 million, of which $43.0 million belonged to Ting Internet and $12.0 million belonged to the other Tucows' segments.

In our 2024 Annual Report, we disclosed our material cash requirements of both the Ting segment as well as the other segments excluding Ting. As of March 31, 2025, other than the items mentioned below, there have been no other material changes to our material cash requirements outside the ordinary course of business.

Ting

As of March 31, 2025, the balance owing on the Unit Purchase Agreement was $122.2 million ("Note 18 - Redeemable preferred units" of the Notes to the Consolidated Financial Statements included in Part I, of this report). On May 4, 2023, Tucows, through its indirect and wholly owned subsidiaries, including Ting Fiber, LLC entered into a definitive agreement relating to a securitized financing facility where Ting Issuer LLC, a Delaware limited liability company, issued the 2023 Term Notes for a total value of $238.5 million and 2024 Term Notes for a total value of $63.0 million ("Note 7 - Notes Payable" of the Notes to the Consolidated Financial Statements included in Part I, of this report). The combination of these agreements is expected to fund Ting operations through Fiscal 2025.

Ting committed to workforce reductions on February 7, 2024 and October 30, 2024, which aimed to reduce Ting’s workforce by 13% and 42%, respectively. Both plans were designed to lower year-over-year operating expenses by streamlining operations, reducing capital activities and reducing operating expenses within the Ting operating segment.

Ting incurred a net loss of $20.2 million and $28.4 million for the three months ended March 31, 2025 and the three months ended March 31, 2024, respectively. As of March 31, 2025, Ting had $26.0 million in unrestricted cash and cash equivalents, $1.2 million in accounts receivable, $1.0 million in accounts payable and $6.7 million in accrued liabilities. Comparatively, as of December 31, 2024, Ting had $45.4 million in unrestricted cash and cash equivalents, $1.2 million in accounts receivable, $1.2 million in accounts payable and $15.8 million in accrued liabilities. At March 31, 2025, Ting’s long-term liabilities included $288.6 million payable on the 2023 and 2024 Term Notes, as well as $122.2 million on the Redeemable Preferred Units. Ting incurred an operating cash flow deficit of $17.0 million and $16.0 million for the three months ended March 31, 2025 and March 31, 2024, respectively. Ting has scheduled interest payments of $38.7 million in the twelve months following March 31, 2025.

Ting may not be able to meet its financial obligations over the twelve months following March 31, 2025 without additional financing. Ting has historically relied on the proceeds from its Redeemable Preferred Units as well as its 2023 and 2024 Term Notes to fund its operations and the expansion of the Ting Fiber Internet footprint. Ting currently has limited capacity to expand its borrowings under the Base Indenture and it is uncertain whether Ting will be able to access additional Milestone Funding under the Redeemable Preferred Unit facility. Our ability to obtain additional financing if required will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained, and which could result in additional dilution to our stockholders. If we do not have sufficient funds to continue operations, Ting could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

Tucows Businesses Excluding Ting

Tucows businesses excluding Ting, acquisitions and capital investments have been funded by the Company's operating income and the Company's existing 2023 Credit Agreement. As of March 31, 2025, the Company’s 2023 Credit Facility had an outstanding balance of $192.9 million. Tucows businesses excluding Ting make principal repayments from time to time.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of March 31, 2025.

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

As of March 31, 2025, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Liability

April - June 2025	11,181	1.3692	(479)
	$11,181	1.3692	$(479)

As of March 31, 2025, the Company had $11.2 million of outstanding foreign exchange forward contracts which will convert to CDN $15.3 million. Of these contracts, $11.2 million met the requirements for hedge accounting.

As of December 31, 2024, the Company had $29.4 million of outstanding foreign exchange forward contracts which would convert to CDN $40.3 million. Of these contracts, $29.4 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2025. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2025. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2025 of approximately $1.4 million, before the effects of hedging. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of March 31, 2025, we had an outstanding balance of $192.9 million on the 2023 Credit Facility. The 2023 Credit Agreement added SOFR Loans as a form of advance available under the 2023 Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum). As of March 31, 2025, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on 2023 Credit Agreement by approximately $1.9 million, assuming that the loan balance as of March 31, 2025 is outstanding for the entire period.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation as of March 31, 2025 management has concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factors are provided to update the risk factors previously disclosed under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024. The risks described in this Quarterly Report and in our Annual Report on Form 10-K and other Quarterly Reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

The Company’s bankruptcy remote subsidiary Ting will require additional financing in order to meet its future financial obligations.

Ting incurred a net loss of $20.2 million and $28.4 million for the three months ended March 31, 2025 and March 31, 2024, respectively. As of March 31, 2025, Ting had $26.0 million in unrestricted cash and cash equivalents, $1.2 million in accounts receivable, $1.0 million in accounts payable and $6.7 million in accrued liabilities. Comparatively, as of December 31, 2024, Ting had $45.4 million in unrestricted cash and cash equivalents, $1.2 million in accounts receivable, $1.2 million in accounts payable and $15.8 million in accrued liabilities. At March 31, 2025, Ting’s long term liabilities included $288.6 million payable on the 2023 and 2024 Term Notes, as well as $122.2 million on the Redeemable Preferred Units. Ting incurred an operating cash flow deficit of $17.0 million and $16.0 million for the three months ended March 31, 2025 and March 31, 2024, respectively. Ting has scheduled interest payments of $38.7 million in the twelve months following March 31, 2025.

Ting may not be able to meet its financial obligations over the twelve months following March 31, 2025 without additional financing. Ting has historically relied on the proceeds from its Redeemable Preferred Units as well as its 2023 and 2024 Term Notes to fund its operations and the expansion of the Ting fiber Internet footprint. Ting currently has limited capacity to expand its borrowings under the Base Indenture and it is uncertain whether Ting will be able to access additional Milestone Fundings under the Redeemable Preferred Unit facility. Our ability to obtain additional financing if required will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to further restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained, and which could result in additional dilution to our stockholders. If we do not have sufficient funds to continue operations, Ting could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

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

The success of our Ting workforce reductions involves ongoing risks that could adversely affect our business operations, financial condition, and growth strategy, including risks related to operational execution, employee engagement, and long-term competitiveness.

As part of our continued focus on operational efficiency and strategic alignment, we completed two workforce reductions within the Ting segment on February 7, 2024 and October 30, 2024. These reductions were designed to streamline operations, reduce costs, improve efficiency and align our resources with strategic priorities. While reductions have been implemented, the full benefits are still being realized, and we continue to monitor the impact of these actions. Residual risks associated with the workforce reductions include the following:

-

Operational Disruptions: The changes to our operational structure may result in ongoing inefficiencies, knowledge gaps, or workflow disruptions as teams adjust to the new resource levels and responsibilities, which could impair our ability to maintain service quality and meet customer expectations.

-

Employee Morale and Retention: The organizational changes may continue to affect employee morale and could result in challenges in retaining key personnel. Any decline in workforce engagement or loss of talent may impact our ability to execute on strategic initiatives and deliver on operational targets.

-

Market and Competitive Pressures: During periods of restructuring, competitors may seek to capitalize on any perceived instability. If our execution messaging is unclear, we may risk our market position and competitive advantage.

-

Reputational Harm: Public, customer, and investor perceptions of the workforce reductions, particularly if associated with service delays, changes in coverage areas, or additional cost-saving measures could negatively impact our brand and reputation.

-	Impede Growth: As part of the broader restructuring, capital expenditures have been significantly reduced, which has slowed and in certain markets paused the expansion of the Ting Internet footprint. This reduction in spend will lead to fewer additions to our Owned Infrastructure Serviceable Addresses and may in turn limit net additions to Internet Subscribers Under Management and revenue growth.

We are subject to minimum purchase commitments with our Mobile Network Operator (“MNO”).

Following the sale of the majority of our Ting Mobile customer base on August 1, 2020, we retained a small subset of mobile customers to which we continue to provide retail mobile services through our partnership with our MNO supplier. The Company is subject to minimum purchase commitments with our MNO supplier through a “take or pay” arrangement. We are committed to a minimum of $13.9 million in remaining payments through February 16, 2026. If we are unable to grow the Ting Mobile subscriber base or renegotiate the contract, our cost of revenues could grow significantly, and may result in a significant increase to the Company’s net loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2025, the Company announced that its Board of Directors (“Board”) has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market (the “2025 Buyback Program”). The 2025 Buyback Program commenced on February 14, 2025 and is expected to terminate on February 13, 2026. For the three months ended March 31, 2025, the Company did not repurchase any shares under the 2024 Buyback Program.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (a “Rule 10b5-1 trading arrangement”) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K)

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

3.2.1

Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by reference to Exhibit 3.2 filed with Tucows’ Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 29, 2007).

3.2.2

Amendment No. 1 to Second Amended and Restated Bylaws of Tucows Inc. (Incorporated by Reference to Exhibit 3.3 filed with Tucows’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 14, 2012)

10.1#	Sixth Amendment to Mobile Virtual Network Enabler ("MNVE") Master Service Agreement effective as of January 1, 2025 by and between Wavelo, Inc and DISH Wireless L.L.C.
31.1#	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification
31.2#	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification
32.1†	Chief Executive Officer's Section 1350 Certification †
32.2†	Chief Financial Officer's Section 1350 Certification †
101.INS#	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Filed herewith.
†	Furnished herewith.
*	Certain schedules and similar attachments have been omitted in reliance on Item 601 (a)(5) of Regulation S-K. The Company will provide, on supplemental basis, a copy of any omitted schedule or attachment to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2025	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ IVAN IVANOV
Ivan Ivanov Chief Financial Officer
(Principal Financial and Accounting Officer)