Form 10-Q
period 2025-06-30
TUCOWS INC /PA/
filed 2025-08-07
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, there were 11,078,410 outstanding shares of common stock, no par value, of the registrant.

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

PART I.    FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Tucows Inc.

Condensed Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	June 30,	December 31,
	2025	2024

Assets

Current assets:
Cash and cash equivalents	$52,020	$56,903
Restricted cash	4,640	4,628
Accounts receivable, net of expected credit losses of $1,128 as of June 30, 2025 and $923 as of December 31, 2024	24,224	20,878
Derivative instrument asset	478	-
Deferred costs of fulfillment, current portion	102,936	101,467
Assets held for sale	3,406	-
Prepaid expenses and other	24,003	21,506
Total current assets	211,707	205,382

Deferred costs of fulfillment, long-term portion	16,025	15,508
Secured notes reserve funds	11,942	11,707
Property and equipment, net	305,331	331,049
Right of use lease asset	40,951	35,640
Intangible assets	21,887	24,755
Goodwill	130,410	130,410
Other assets	3,929	4,345
Total assets	$742,182	$758,796

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$35,772	$40,236
Derivative instrument liability	-	1,270
Operating lease liability, current portion	5,080	5,150
Contract liabilities, current portion	141,243	135,649
Other current liabilities	18,529	17,546
Total current liabilities	200,624	199,851

Contract liabilities, long-term portion	21,462	21,155
Operating lease liability, long-term portion	34,762	25,899
Syndicated revolver	192,206	194,426
Notes payable	289,637	287,646
Redeemable preferred units - no par value, 33,333,333 units authorized; 15,243,600 units issued and outstanding as of June 30, 2025 and December 31, 2024	122,212	122,156
Deferred tax liability	2,965	2,963

Stockholders' deficit
Common stock - no par value, 250,000,000 shares authorized; 11,065,641 shares issued and outstanding as of June 30, 2025 and 11,014,655 shares issued and outstanding as of December 31, 2024	37,429	36,581
Additional paid-in capital	21,451	19,241
Accumulated deficit	(180,928)	(150,158)
Accumulated other comprehensive loss	362	(964)
Total stockholders' deficit	(121,686)	(95,300)
Total liabilities and stockholders' deficit	$742,182	$758,796

See accompanying notes to consolidated financial statements

Tucows Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Net revenues	$98,463	$89,423	$193,072	$176,880

Cost of revenues
Direct cost of revenues	59,069	51,328	114,230	103,122
Network, other costs	6,458	6,862	11,633	13,979
Network, depreciation and amortization	10,826	10,423	21,568	20,653
Total cost of revenues	76,353	68,613	147,431	137,754

Gross profit	22,110	20,810	45,641	39,126

Expenses:
Sales and marketing	11,945	14,746	22,936	33,311
Technical operations and development	4,344	4,522	8,751	9,538
General and administrative	9,660	9,188	18,902	19,006
Gain on disposition of property and equipment	(1,788)	-	(1,788)	-
Depreciation and amortization	828	951	1,752	2,387
Total expenses	24,989	29,407	50,553	64,242

Loss from operations	(2,879)	(8,597)	(4,912)	(25,116)

Other income (expenses):
Interest expense, net	(13,621)	(12,553)	(27,234)	(24,432)
Other income, net	3,128	3,766	5,807	7,454
Total other income (expenses)	(10,493)	(8,787)	(21,427)	(16,978)

Loss before provision for income taxes	(13,372)	(17,384)	(26,339)	(42,094)

Provision (recovery) for income taxes	2,265	1,220	4,431	2,994

Net loss for the period	(15,637)	(18,604)	(30,770)	(45,088)

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities	635	(304)	677	(1,430)
Net amount reclassified to earnings	91	-	649	(169)
Other comprehensive income (loss) net of tax expense (recovery) of $231 and ($97) for the three months ended June 30, 2025 and June 30, 2024, and $427 and ($510) for the six months ended June 30, 2025 and June 30, 2024.	726	(304)	1,326	(1,599)

Comprehensive loss, for the period	$(14,911)	$(18,908)	$(29,444)	$(46,687)

Basic and diluted loss per common share	$(1.41)	$(1.70)	$(2.79)	$(4.12)

Shares used in computing basic and diluted loss per common share	11,060,818	10,954,596	11,046,531	10,939,098

See accompanying notes to consolidated financial statements

Tucows Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Cash provided by:
Operating activities:
Net loss for the period	$(15,637)	$(18,604)	$(30,770)	$(45,088)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,654	11,374	23,320	23,040
Amortization of debt discount and issuance costs	1,174	1,075	2,341	2,142
Deferred income taxes (recovery)	(231)	94	(422)	479
Accretion of redeemable preferred units	-	4,140	-	7,895
Stock-based compensation expense	1,386	1,702	2,890	3,575
Change in non-cash operating working capital
Accounts receivable	(104)	1,718	(3,346)	4,241
Prepaid expenses and deposits	(3,098)	(4,626)	(2,223)	(3,381)
Deferred costs of fulfillment	2,031	70	(1,986)	(4,949)
Accounts payable & accrued liabilities	6,766	(2,030)	(3,855)	(6,371)
Contract liabilities	363	467	5,901	7,491
Other operating assets and liabilities	2,262	(88)	3,465	540
Net cash provided by (used in) operating activities	6,566	(4,708)	(4,685)	(10,386)

Financing activities:
Proceeds received on exercise of stock options	31	-	31	-
Repayment of syndicated revolver	-	(6,500)	(2,500)	(12,000)
Payment of syndicated revolver costs	-	(19)	-	(19)
Net cash provided by (used in) financing activities	31	(6,519)	(2,469)	(12,019)

Investing activities:
Proceeds on disposal of property and equipment	10,670	-	11,636	-
Additions to property and equipment	(3,468)	(15,957)	(8,905)	(30,277)
Acquisition of intangible assets	(213)	(2)	(213)	(98)
Net cash provided by (used in) investing activities	6,989	(15,959)	2,518	(30,375)

Increase (decrease) in cash and cash equivalents, restricted cash, and restricted cash equivalents	13,586	(27,186)	(4,636)	(52,780)

Cash and cash equivalents, restricted cash, and restricted cash equivalents beginning of period	55,016	79,384	73,238	104,978
Cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$68,602	$52,198	$68,602	$52,198

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the interim consolidated balance sheets to the amounts shown in the interim consolidated statements of cash flows above:

Cash and cash equivalents	52,020	39,280	52,020	39,280
Restricted cash included in funds held by trustee	4,640	4,050	4,640	4,050
Restricted cash included in secured notes reserve funds	11,942	8,868	11,942	8,868
Total cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$68,602	$52,198	$68,602	$52,198

Supplemental cash flow information:
Interest paid	$8,475	$8,495	$26,807	$17,504
Income taxes paid, net	$2,092	$2,132	$3,391	$2,827
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$1,610	$5,251	$1,610	$5,251

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

2. Basis of Presentation

The accompanying unaudited interim consolidated balance sheets, and the related consolidated statements of operations and comprehensive loss and cash flows reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as of June 30, 2025 and the results of operations and cash flows for the interim periods ended June 30, 2025 and 2024. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim consolidated financial statements have been prepared by Tucows in conformity with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim consolidated financial statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in Tucows' 2024 Annual Report on Form 10-K filed with the SEC on March 13, 2025 (the “2024 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three and six months ended June 30, 2025 as compared to the significant accounting policies and estimates described in our 2024 Annual Report.

Change in Presentation of Condensed Consolidated Financial Statements

Effective as of the Form 10-Q for the quarter ended March 31, 2025, filed on May 8, 2025, the Company has updated the format of its Condensed Consolidated Financial Statements, including the Balance Sheets, Statements of Operations and Comprehensive Income (Loss), and Statements of Cash Flows. This revision condenses certain previously displayed line items to streamline presentation and improve clarity for the users of the financial statements.

Change in presentation of Condensed Consolidated Balance Sheet

Prior period balances have been adjusted to combine following line items:

1. “Inventory”, “Income taxes recoverable” and "Other assets" within the line item “Prepaid expenses and other”

2. “Investments” and “Contract costs” within the line item “Other Assets”

3. “Accounts payable” and “Accrued liabilities” within the line item “Accounts payable and accrued liabilities”

4. “Customer deposits”, “Accreditation fees payable” and “Income taxes payable” within the line item “Other Current Liabilities”

These line items are adjusted on the Company’s unaudited Condensed Consolidated Balance Sheets to conform to the current period presentation. The Company continues to present the condensed line item information in “Note 22 – Additional Financial Information”.

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

3. “Depreciation of property and equipment” and “Amortization of intangible assets” within the line item “Depreciation and amortization”

4. “Income earned on sale of transferred assets, net” within the line item “Other income (expense)”

These line items are adjusted on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) to conform to the current period presentation. In addition, the Company provides additional disclosures related to “Income earned on sale of transferred assets, net” in “Note 17 – Other income (expense)”

Change in presentation of Condensed Consolidated Statements of Cash flows

Prior period balances have been adjusted to combine following line items:

1. “Impairment of property and equipment”, “Net amortization contract costs”, “Net Right of use operating assets/Operating lease liability”, “Disposal of domain names”, “Loss (gain) on disposal of assets”, “Undistributed earnings of equity method investee”, “Contract assets”, “Inventory”, “Income taxes recoverable”, “Customer deposits” and “Accreditation fees payable” within the line item “Other operating assets and liabilities”

These line items are adjusted on the Company’s unaudited Condensed Consolidated Statements of Cash flows to conform to the current period presentation.

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

3. Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU 2023-09 is intended to improve the disclosures for income taxes to allow investors to better assess, in their capital allocation decisions, how an entity's worldwide operations and related tax risks and tax planning and operational opportunities affect its income tax rate and prospects for future cash flows. The amendments in ASU 2023-09 require consistent categories and greater disaggregation of information in the rate reconciliation disclosure as well as disclosure of income taxes paid disaggregated by jurisdiction. The amendments of ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

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

The Company has designated certain of these foreign exchange transactions as cash flow hedges of forecasted transactions under ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASC Topic 815”). For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, for the foreign exchange, unrealized gains or losses on the effective portion of these contracts were included within other comprehensive income and reclassified to earnings when the hedged transaction is settled. Cash flows from hedging activities were classified under the same category as the cash flows from the hedged items in the consolidated statements of cash flows. The fair value of the foreign exchange contract, as of  June 30, 2025 and December 31, 2024, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of June 30, 2025, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $55.6 million, all of which met the requirements of ASC Topic 815 and were designated as hedges.

As of December 31, 2024, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $29.4 million, all of which met the requirements of ASC Topic 815 and were designated as hedges.

As of June 30, 2025, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset (Liability)

July - September 2025	15,468	1.3609	52
October - December 2025	12,958	1.3609	97
January - March 2026	14,248	1.3609	154
April - June 2026	12,933	1.3609	175
	$55,607	1.3609	$478

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our condensed consolidated financial statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of June 30, 2025 Fair Value Asset (Liability)	As of December 31, 2024 Fair Value Asset (Liability)
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$478	$(1,270)
Total foreign currency forward contracts (net)	Derivative instruments	$478	$(1,270)

Movement in Accumulated other comprehensive income (AOCI) balance for the three months ended June 30, 2025 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI Balance - March 31, 2025	$(479)	$115	$(364)
Other comprehensive income (loss) before reclassifications	837	(202)	635
Amount reclassified from AOCI	120	(29)	91
Other comprehensive income (loss) for the three months ended June 30, 2025	957	(231)	726

Ending AOCI Balance - June 30, 2025	$478	$(116)	$362

Movement in AOCI balance for the six months ended June 30, 2025 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2024	$(1,275)	$311	$(964)
Other comprehensive income (loss) before reclassifications	897	(220)	677
Amount reclassified from AOCI	856	(207)	649
Other comprehensive income (loss) for the six months ended June 30, 2025	1,753	(427)	1,326

Ending AOCI Balance - June 30, 2025	$478	$(116)	$362

Effects of derivative instruments on income and AOCI for the three months ended June 30, 2025 and 2024 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(94)
Foreign currency forward contracts for the three months ended June 30, 2025	$635	Cost of revenues	$(26)

		Operating expenses	$-
Foreign currency forward contracts for the three months ended June 30, 2024	$(304)	Cost of revenues	$-

Effects of derivative instruments on income and AOCI for the six months ended June 30, 2025 and 2024 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(686)
Foreign currency forward contracts for the six months ended June 30, 2025	$677	Cost of revenues	$(170)

		Operating expenses	$184
Foreign currency forward contracts for the six months ended June 30, 2024	$(1,430)	Cost of revenues	$39

5. Goodwill and Other Intangible Assets

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance remained consistent at $130.4 million as of  June 30, 2025 and December 31, 2024. The Company's goodwill relates 83% ($107.7 million) to the Tucows Domains operating segment and 17% ($22.7 million) to the Ting operating segment.

Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present. No impairment charge was recognized during the three and six months ended June 30, 2025 and 2024.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended  June 30, 2025 and June 30, 2024, the Company assessed that all domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should be renewed.

Finite-life intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years. The weighted average amortization period for all finite-life intangible assets is 5.5 years.

For the three and six months ended June 30, 2025, the Company acquired customer relationship assets through hosting agreements for $0.2 million. These assets are being amortized over seven years.

Net book value of acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, March 31, 2025	$11,145	$1,127	$349	$8,797	$1,371	$761	$23,550
Acquisition of customer relationships	-	-	-	213	-	-	213
Disposals from domain portfolio, net	(5)	(2)	-	-	-	-	(7)
Write-down of Cedar intangible assets	-	-	-	(212)	-	(31)	(243)
Assets held for sale	-	-	-	(511)	-	-	(511)
Amortization expense	-	-	(15)	(920)	(156)	(24)	(1,115)
Balances, June 30, 2025	$11,140	$1,125	$334	$7,367	$1,215	$706	$21,887

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, December 31, 2024	$11,145	$1,127	$424	$9,748	$1,526	$785	$24,755
Acquisition of customer relationships	-	-	-	213	-	-	213
Disposals from domain portfolio, net	(5)	(2)	-	-	-	-	(7)
Write-down of Cedar intangible assets	-	-	-	(213)	-	(29)	(242)
Assets held for sale	-	-	-	(511)	-	-	(511)
Amortization expense	-	-	(90)	(1,870)	(311)	(50)	(2,321)
Balances, June 30, 2025	$11,140	$1,125	$334	$7,367	$1,215	$706	$21,887

The following table shows the estimated amortization expense for each of the next 5 years and thereafter, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
Remainder of 2025	$4,767
2026	1,722
2027	1,634
2028	752
2029	208
Thereafter	539
Total	$9,622

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

During the three months ended June 30, 2025 and June 30, 2024,  the Company made repayments of NIL and $6.5 million on the 2023 Credit Facility. During the six months ended June 30, 2025 and June 30, 2024,  the Company made repayments of $2.5 million and $12.0 million  on the 2023 Credit Facility.

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

During the three and six months ended June 30, 2025, and the three and six months ended June 30, 2024 the Company was in compliance with the covenants under its credit agreements in effect at the time. During the three and six months ended June 30, 2025 and June 30, 2024, the Company recognized $0.1 million, $0.1 million, $0.3 million and $0.3 million of interest expense related to the amortization of the debt issuance costs of the 2023 Credit Facility, respectively.

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

The following table summarizes Tucows Businesses excluding-Ting's borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	June 30, 2025	December 31, 2024

Principal	$192,900	$195,400
Less: unamortized debt discount and issuance costs	(694)	(974)
Syndicated Revolver, long-term portion	$192,206	$194,426

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

As of June 30, 2025, the Company was in compliance with all required covenants. As of June 30, 2025, the Company’s scheduled principal repayments for the 2023 Term Notes of $238.5 million is due on April 2028 and 2024 Term Notes of $63.0 million is due on August 2029.

During the three and six months ended June 30, 2025, the Company recognized $1.0 million and $2.0 million and during the three and six months ended June 30, 2024, the Company recognized $0.9 million and $1.8 million of interest expense related to the amortization of the debt discount and issuance costs of the 2023 Notes and 2024 Notes.

The following table summarizes Ting's borrowings under the 2023 and 2024 Term Notes (Dollar amounts in thousands of U.S. dollars):

	June 30, 2025	December 31,2024

Principal	$301,505	$301,505
Less: unamortized issuance costs	(5,465)	(6,341)
Less: unamortized discount	(6,403)	(7,518)
Note payable, long-term portion(1)	$289,637	$287,646

(1) During the three and six months ended June 30, 2025, the Company capitalized $0.1 million and $0.1 million of interest expenses pertaining to the 2023 and 2024 Term Notes directly attributable to the development of certain AUC assets, respectively. Comparatively, for the three and six months ended June 30, 2024, the Company capitalized $0.2 million and $0.7 million of interest expenses pertaining to the 2023 Term Notes directly attributable to the development of certain AUC assets, respectively.

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

As of  June 30, 2025, and December 31, 2024, Restricted cash totaled $4.6 million and $4.6 million, respectively.

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

As of  June 30, 2025, and December 31, 2024, secured notes reserve funds totaled $11.9 million and $11.7 million, respectively.

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

For the three and six months ended June 30, 2025, the Company recorded an income tax expense of $2.3 million and $4.4 million, respectively, on net loss before income taxes of $13.4 million and $26.3 million, using an estimated effective tax rate for the fiscal year ending December 31, 2025. Our effective tax rates for the three and six months ended June 30, 2025 differ from the U.S. federal statutory rate primarily due to an increase in valuation allowance on net operating losses and the impact of foreign earnings.

Comparatively, for the three and six months ended June 30, 2024, the Company recorded an income tax expense of $1.2 million and $3.0 million, respectively, on net loss before income taxes of $17.4 million and $42.1 million respectively, using an estimated effective tax rate for the fiscal year ending December 31, 2024. Our effective tax rates for the three months and six months ended June 30, 2024 differ from the U.S. federal statutory rate primarily due to an increase in valuation allowance on net operating losses and the impact of foreign earnings.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, enacting a number of significant changes to the U.S. tax code. These changes did not impact the Company's provision for income taxes for the three and six months ended June 30, 2025, as the legislation was enacted subsequent to that reporting period. The Company is currently evaluating the provisions of the OBBBA and their potential impact on its income tax provision, deferred tax assets and liabilities, and related disclosures.

9. Basic and Diluted Loss per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted loss per common share computation (Dollar amounts in thousands of US dollars, except for share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Numerator for basic and diluted loss per common share:
Net loss for the period	$(15,637)	$(18,604)	$(30,770)	$(45,088)

Denominator for basic and diluted loss per common share:
Basic and diluted weighted average number of common shares outstanding	11,060,818	10,954,596	11,046,531	10,939,098

Basic and diluted loss per common share	$(1.41)	$(1.70)	$(2.79)	$(4.12)

For the three and six months ended June 30, 2025 and June 30, 2024, the Company recorded a net loss, thus all outstanding options were considered anti-dilutive and excluded from the computation of diluted income per common share.

10. Revenue

Significant accounting policy

The Company’s revenues are derived from (a) the provisioning of retail fiber Internet services through Ting, (b) the CSP solutions and professional services through Wavelo; and (c) domain name registration contracts, other domain related value-added services, domain sale contracts, and other advertising revenue through Tucows Domains Services. Certain revenues are disclosed under Corporate and other as they are considered non-core business activities including retail mobile services, Transition Services Agreement ("TSA") revenue and eliminations of intercompany revenue. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as contract liabilities. All products are generally sold without the right of return or refund.

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

Ting Internet contracts provide customers Internet access at their home or business through the installation and use of our fiber optic network and fixed wireless network. Ting Internet contracts are generally prepaid and grant customers with unlimited bandwidth based on a fixed price per month basis. Because consideration is collected before the service period, revenue is initially deferred and recognized as the Company performs its obligation to provide Internet access. Though the Company does not consider the installation of fixed Internet access to be a distinct performance obligation, the fees related to installation are immaterial and therefore revenue is recognized as billed. The Company also rents modems to customers for the duration of the service arrangement. As the non-lease service component is predominant in the arrangement, and as both the modem and internet access services are provided continuously over the same monthly period, the Company has elected the practical expedient in ASC-842-10-15-42A and accounts for the combined modem-and-service arrangement as a single performance obligation.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Ting:
Fiber Internet Services	$16,410	$14,571	$32,725	$28,673

Wavelo:
Platform Services	12,656	10,495	24,052	19,860
Other professional services	-	6	-	31
Total Wavelo	12,656	10,501	24,052	19,891

Tucows Domains
Wholesale
Domain Services	51,557	48,504	101,561	96,655
Value Added Services	5,757	4,524	11,660	9,227
Total Wholesale	57,314	53,028	113,221	105,882

Retail	10,290	9,340	19,638	18,368
Total Tucows Domains	67,604	62,368	132,859	124,250

Corporate and other:
Mobile Services and eliminations	1,793	1,983	3,436	4,066

	$98,463	$89,423	$193,072	$176,880

During the three and six months ended June 30, 2025, one customer accounted for 12% of total revenue amounting to $12.2 million and $23.1 million within the Wavelo segment, respectively. During the three and six months ended June 30, 2024, one customer accounted for 12% and 11% of total revenue amounting to $10.7 million and $19.5 million within the Wavelo segment, respectively.

At June 30, 2025, one customer represented 56% of accounts receivables. As of December 31, 2024, one customer represented 56% of total accounts receivable.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Ting:
Fiber Internet Services	$8,706	$4,753	$14,543	$10,113

Wavelo:
Platform Services	95	332	232	664
Other professional services	-	7	-	26
Total Wavelo	95	339	232	690

Tucows Domains:
Wholesale
Domain Services	41,193	38,921	81,575	77,584
Value Added Services	456	520	936	1,067
Total Wholesale	41,649	39,441	82,511	78,651

Retail	4,395	4,058	8,573	8,194
Total Tucows Domains	46,044	43,499	91,084	86,845

Corporate and other:
Mobile Services and eliminations	4,224	2,737	8,371	5,474

Network Expenses:
Network, other costs	6,023	6,862	10,994	13,926
Network, depreciation and amortization cost	10,826	10,423	21,568	19,922
Network, impairment	435	-	639	53
Total Network Expenses	17,284	17,285	33,201	34,632

	$76,353	$68,613	$147,431	$137,754

During the three and six months ended June 30, 2025, Network expenses included $0.4 million and $0.6 million of impairment of property and equipment. The impairment losses related to specific network assets that were identified as being damaged and no longer in use. The full cost of the identified assets was recorded as an impairment loss.

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

Significant changes in contract liabilities for the six months ended June 30, 2025 were as follows (Dollar amounts in thousands of U.S. dollars):

June 30, 2025

Balance, beginning of period	$156,804
Contract liabilities	144,281
Recognized revenue	(138,380)
Balance, end of period	$162,705

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

11. Costs to obtain and fulfill a Contract

Deferred costs of fulfillment

Deferred costs to fulfill contracts primarily consist of domain registration costs which have been paid to a domain registry and are capitalized as deferred costs of fulfillment. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. The Company also defers certain technology design and data migration costs it incurs to fulfill its performance obligations contained in our platform services arrangements. There were no impairment losses recognized in relation to the costs capitalized during the six months ended June 30, 2025. Amortization expense is included in cost of revenue.

The breakdown of the movement in the deferred costs of fulfillment balance for the six months ended June 30, 2025 is as follows (Dollar amounts in thousands of U.S. dollars).

June 30, 2025

Balance, beginning of period	$116,975
Deferral of costs	93,991
Amortized expense included in cost of revenue	(92,005)
Balance, end of period	$118,961

12. Leases

We lease datacenters, corporate offices, antenna towers and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense (leases with a total term greater than 12 months)	$2,212	$1,695	$4,466	$3,358
Short-term lease expense (leases with a total term of 12 months or less)	6	9	12	17
Variable lease expense	182	583	294	1,174
Total lease expense	$2,400	$2,287	$4,772	$4,549

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

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Supplemental cash flow information:	2025	2024	2025	2024
Operating lease - operating cash flows (fixed payments)	$2,070	$1,796	$4,182	$3,639
Operating lease - operating cash flows (liability reduction)	$1,405	$1,418	$2,956	$2,899
New right of use assets - operating leases	$6,271	$1,702	$11,355	$4,107

Supplemental balance sheet information related to leases:	June 30, 2025	December 31, 2024
Incremental borrowing rate	8.47%	8.09%
Weighted average remaining lease term	14.92 yrs	14.60 yrs

Maturity of lease liability as of  June 30, 2025 (Dollar amounts in thousands of U.S. dollars):

June 30, 2025
Remaining of 2025	$4,173
2026	7,238
2027	5,978
2028	5,178
2029	5,283
Thereafter	45,044
Total future lease payments	72,894
Less imputed interest	33,052
Total	$39,842

Operating lease payments include payments under the non-cancellable term, without any additional amounts related to options to extend lease terms that are reasonably certain of being exercised.

As of June 30, 2025, we have not entered into lease agreements that have not yet commenced, and therefore are not included in the lease liability.

During the second quarter of 2025, the Company identified an immaterial error in the application of lease accounting for a long-term fiber network access agreement. Upon reassessment, the Company determined that only the initial three-year exclusive-use period under the agreement met the definition of a lease under ASC 842. The remaining term represents a service arrangement and should not have been included in the ROU asset or operating lease liability calculation. As a result, the Company recorded a cumulative adjustment in Q2 2025 to reduce previously recognized ROU assets and operating lease liabilities, and to recognize a catch-up lease expense totaling $3.0 million with a corresponding reduction in the ROU asset. The adjustment was recorded in the current period as the error was not material to previously issued financial statements.

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

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in “Note 10 – Revenue”), which is regularly reported to the chief operating decision maker, and the reconciliations thereof to our income before taxes, are set out in the following tables (Dollar amounts in thousands of US dollars):

	Ting	Wavelo	Tucows Domains	Consolidated Totals
For the Three Months Ended June 30, 2025

Revenue from external customers	$16,410	$12,228	$67,604	$96,242
Intersegment revenues (1)	-	428	-	428
Total net revenues	16,410	12,656	67,604	96,670
Less:
Cost of revenues	7,835	95	46,044	53,974
Network, other costs (2)	2,338	2,381	2,005	6,724
Sales and marketing	4,809	2,811	3,829	11,449
Technical operations and development	513	1,831	1,907	4,251
General and administrative	4,736	913	1,627	7,276
Other segment items (3)	(170)	(735)	(351)	(1,256)
Segment Adjusted EBITDA	$(3,651)	$5,360	$12,543	$14,252

	Ting	Wavelo	Tucows Domains	Consolidated Totals
For the Three Months Ended June 30, 2024

Revenue from external customers	$14,571	$10,221	$62,368	$87,160
Intersegment revenues (1)	-	280	-	280
Total net revenues	14,571	10,501	62,368	87,440
Less:
Cost of revenues	3,052	339	43,499	46,890
Network, other costs (2)	3,967	2,534	1,730	8,231
Sales and marketing	8,928	1,881	3,372	14,181
Technical operations and development	853	1,466	1,741	4,060
General and administrative	4,518	902	1,251	6,671
Other segment items (3)	(305)	(532)	(442)	(1,279)
Segment Adjusted EBITDA	$(6,442)	$3,911	$11,217	$8,686

	Ting	Wavelo	Tucows Domains	Consolidated Totals
For the Six Months Ended June 30, 2025

Revenue from external customers	$32,725	$23,180	$132,859	$188,764
Intersegment revenues (1)	-	872	-	872
Total net revenues	32,725	24,052	132,859	189,636
Less:
Cost of revenues	12,358	232	91,084	103,674
Network, other costs (2)	4,650	4,632	3,659	12,941
Sales and marketing	9,394	5,137	7,392	21,923
Technical operations and development	973	3,525	4,061	8,559
General and administrative	9,950	1,930	3,007	14,887
Other segment items (3)	(95)	(1,213)	(427)	(1,735)
Segment Adjusted EBITDA	$(4,505)	$9,809	$24,083	$29,387

	Ting	Wavelo	Tucows Domains	Consolidated Totals
For the Six Months Ended June 30, 2024

Revenue from external customers	$28,673	$19,336	$124,250	$172,259
Intersegment revenues (1)	-	555	-	555
Total net revenues	28,673	19,891	124,250	172,814
Less:
Cost of revenues	6,268	690	86,845	93,803
Network, other costs (2)	8,623	5,029	3,601	17,253
Sales and marketing	21,852	3,552	6,740	32,144
Technical operations and development	1,672	3,292	3,595	8,559
General and administrative	9,162	1,791	2,883	13,836
Other segment items (3)	(2,925)	(1,161)	(642)	(4,728)
Segment Adjusted EBITDA	$(15,979)	$6,698	$21,228	$11,947

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

The following table reconciles Segment Adjusted EBITDA for the period to Net loss before tax for the three and six months ended June 30, 2025 and June 30, 2024

Reconciliation of Segment Adjusted EBITDA to Net loss before tax	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands of US Dollars)	2025	2024	2025	2024

Segment Adjusted EBITDA	$14,252	$8,686	$29,387	$11,947
Reconciling items:
Corporate and other (1)	(1,675)	492	(3,139)	1,433
Depreciation of property and equipment	(10,539)	(10,173)	(20,999)	(20,160)
Impairment and loss (gain) on disposition of property and equipment	1,353	-	1,149	(53)
Amortization of intangible assets	(1,115)	(1,201)	(2,321)	(2,880)
Interest expense, net	(13,621)	(12,553)	(27,234)	(24,432)
Stock-based compensation	(1,386)	(1,702)	(2,891)	(3,575)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	72	(164)	437	(554)
Acquisition and other costs (2)	(713)	(769)	(728)	(3,820)

Net loss before tax	$(13,372)	$(17,384)	$(26,339)	$(42,094)

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

Revenue from sources outside of Canada and the United States of America comprises less than 10% of our total operating revenue.

(b)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of US dollars):

	June 30, 2025	December 31, 2024

Canada	$859	$897
United States	304,468	330,148
Europe	4	4
	$305,331	$331,049

(c)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of US dollars):

	June 30, 2025	December 31, 2024

Canada	$971	$1,258
United States	8,651	11,225
	$9,622	$12,483

Under ASC 326, the Company assesses the adequacy of its allowance for expected credit losses based on historical loss experience, current economic conditions and reasonable forecasts. Our evaluation considers the short-term nature of our receivables and the high credit quality of our customer base, which mitigates significant credit risk exposure.

(d)           The following table summarizes our expected credit losses ("ECL") (Dollar amounts in thousands of US dollars):

Expected credit losses	Balance at beginning of period	Increase in ECL provision	Write-offs during period	Balance at end of the period

Six Months Ended June 30, 2025	$923	$232	$(27)	1,128
Twelve months ended December 31, 2024	$511	$412	$-	923

14. Stockholders' Deficit

The following table summarizes stockholders' deficit transactions for the three and six months ended June 30, 2025 (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained earnings	comprehensive	stockholders'
	Number	Amount	capital	(Accumulated Deficit)	income (loss)	deficit

Balances, March 31, 2025	11,034,947	$37,032	$20,364	$(165,291)	$(364)	$(108,259)

Exercise of stock options	-	-	31	-	-	31
Stock-based compensation(1)	30,694	397	1,056	-	-	1,453
Net loss	-	-	-	(15,637)	-	(15,637)
Other comprehensive loss	-	-	-	-	726	726
Balances, June 30, 2025	11,065,641	$37,429	$21,451	$(180,928)	$362	$(121,686)

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained earnings	comprehensive	stockholders'
	Number	Amount	capital	(Accumulated Deficit)	income (loss)	deficit

Balances, December 31, 2024	11,014,655	$36,581	$19,241	$(150,158)	$(964)	$(95,300)
Exercise of stock options	-	-	31	-	-	31
Stock-based compensation(1)	50,986	848	2,179	-		3,027
Net loss	-	-	-	(30,770)	-	(30,770)
Other comprehensive loss	-	-	-	-	1,326	1,326
Balances, June 30, 2025	11,065,641	$37,429	$21,451	$(180,928)	$362	$(121,686)

(1) The Company capitalizes stock-based compensation costs directly attributable to the development of qualifying assets. Qualifying assets include internal use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the three and six months ended June 30, 2025, the Company capitalized $0.1 million and $0.1 million of stock-based compensation directly attributable to the development of certain IUS assets. During the three and six months ended June 30, 2024, the Company capitalized $0.1 million and $0.2 million of stock-based compensation directly attributable to the development of certain IUS assets.

2025 Stock Buyback Program

On February 13, 2025, the Company announced that its Board of Directors (“Board”) approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 14, 2025 and is expected to terminate on February 13, 2026. For the three and six months ended June 30, 2025, the Company did not repurchase shares under this program.

2024 Stock Buyback Program

On February 22, 2024, the Company announced that its Board has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 23, 2024 and terminated on February 22, 2025. For the six months ended June 30, 2025 and  June 30, 2024, the Company did not repurchase shares under this program.

2023 Stock Buyback Program

On  February 9, 2023, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on  February 10, 2023 and was terminated on  February 9, 2024. For the six months ended June 30, 2024 the Company did not repurchase shares under this program.

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

Details of Company stock option transactions for the three and six months ended  June 30, 2025 and  June 30, 2024 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	1,043,963	$45.11	1,062,214	$54.30
Granted	106,814	19.27	174,450	20.49
Exercised	-	-	-	-
Forfeited	(27,540)	22.60	(22,928)	36.27
Expired	(77,018)	63.17	(26,775)	63.69
Outstanding, end of period	1,046,219	39.82	1,186,961	49.43
Options exercisable, end of period	616,031	$53.52	721,998	$59.78

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	1,122,700	$45.86	1,132,632	$54.61
Granted	106,814	19.27	176,950	20.20
Exercised	-	-	-	-
Forfeited	(45,768)	29.83	(72,972)	21.87
Expired	(137,527)	61.91	(49,649)	59.95
Outstanding, end of period	1,046,219	39.82	1,186,961	49.43
Options exercisable, end of period	616,031	$53.52	721,998	$59.78

As of June 30, 2025, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$16.47 - $19.93	147,587	$5.72	0.9	$1,116	42,500	$19.53	3.0	$313
$20.25 - $28.37	364,140	22.79	5.7	1,499	90,093	23.94	5.3	233
$30.70 - $30.74	5,000	30.74	4.4	-	2,500	30.74	4.4	-
$40.04 - $48.00	149,077	42.22	3.6	-	113,357	42.31	3.5	-
$51.82 - $59.98	44,350	55.79	0.7	-	44,350	55.79	0.7	-
$60.01 - $68.41	164,567	61.61	1.4	-	163,397	61.63	1.4	-
$70.13 - $79.51	162,498	78.34	2.2	-	153,084	78.53	2.3	-
$80.61 - $82.07	9,000	80.61	3.3	-	6,750	80.61	3.3	-
	1,046,219	$39.82	3.2	$2,615	616,031	$53.52	2.7	$546

Total unrecognized compensation cost relating to unvested stock options at June 30, 2025, prior to the consideration of expected forfeitures, is approximately $3.8 million and is expected to be recognized over a weighted average period of 2.8 years.

2022 Wavelo Equity Compensation Plan

On November 9, 2022 the Board of Wavelo approved Wavelo's Equity Compensation Plan (ECP), which has been established for the benefit of the employees, officers, directors and certain consultants of Wavelo or Tucows. The Wavelo stock options were introduced in order to provide variable compensation that helps retain executives and ensures that our executives' interests are aligned with those stakeholders of the business to grow long-term value. The maximum number of Wavelo common shares which have been set aside for issuance under the 2022 Plan is 20 million shares. In June 2024, the Board approved an increase in the authorized share count to 120 million shares, with a corresponding increase in the option pool to 25 million shares. The options issued under the ECP primarily vest over a period of three years and have a 7-year term. For the initial grants under the plan, the first 25% became exercisable within three months and vesting ratably monthly thereafter, after the third year. Compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of share-based instrument at the time of the grant and are recognized as expense over the vesting period of the share-based instrument. The Company recognizes forfeitures as they occur.

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

Details of Wavelo's stock option transactions for the three and six months ended  June 30, 2025 and  June 30, 2024 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	15,740,802	$1.32	16,485,256	$1.29
Granted	163,000	1.78	389,500	1.74
Exercised	(24,420)	1.27	-	-
Forfeited	(134,118)	1.57	(81,682)	1.34
Expired	(119,251)	1.67	(13,228)	1.27
Outstanding, end of period	15,626,013	1.33	16,779,846	1.30
Options exercisable, end of period	12,351,945	$1.28	9,602,704	$1.27

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	15,887,997	$1.27	16,333,233	$1.27
Granted	389,000	1.78	919,500	1.74
Exercised	(24,420)	1.27	-	-
Forfeited	(206,181)	1.53	(301,954)	1.33
Expired	(420,383)	1.29	(170,933)	1.27
Outstanding, end of period	15,626,013	1.33	16,779,846	1.30
Options exercisable, end of period	12,351,945	$1.28	9,602,704	$1.27

As of June 30, 2025, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $1.78	15,626,013	$1.33	4.3	$7,066	12,351,945	$1.28	4.4	$6,171
	15,626,013	$1.33	4.3	$7,066	12,351,945	$1.28	4.4	$6,171

Total unrecognized compensation cost relating to unvested stock options at June 30, 2025, prior to the consideration of expected forfeitures, is approximately $2.8 million and is expected to be recognized over a weighted average period of 1.8 years.

2022 Ting Equity Compensation Plan

On January 16, 2023, the Board of Ting Fiber, LLC approved Ting's Equity Compensation Plan (Ting ECP), which has been established for the benefit of the employees, officers, directors and certain consultants of Ting or Tucows. The Ting stock options were introduced in order to provide variable compensation that helps retain executives and ensure that our executives' interests are aligned with those stakeholders of the business to grow the long-term value. The maximum number of Ting common units that have been set aside for issuance under the plan is 10 million units, currently there are 100 million common units outstanding. Generally, options issued under the Ting ECP vest over a four-year period and have a term not exceeding seven years. Compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of the share-based instrument at the time of the grant and are recognized as expense over the vesting period of the share-based instrument.

The Company calculates expected volatility based on the actual volatility of comparable publicly traded companies. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company assumes the expected dividend yield to be zero.

Details of Ting's stock option transactions for the three and six months ended  June 30, 2025 and  June 30, 2024 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	4,937,111	$6.00	7,213,750	$6.00
Granted	-	-	105,000	6.00
Exercised	-	-	-	-
Forfeited	-		(284,730)	6.00
Expired	(219,342)	6.00	(64,764)	6.00
Outstanding, end of period	4,717,769	6.00	6,969,256	6.00
Options exercisable, end of period	3,871,117	$6.00	3,803,716	$6.00

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	5,959,660	$6.00	7,504,269	$6.00
Granted	-	-	123,000	6.00
Exercised	-	-	-	-
Forfeited	(91,658)	6.00	(447,980)	6.00
Expired	(1,150,233)	6.00	(210,033)	6.00
Outstanding, end of period	4,717,769	6.00	6,969,256	6.00
Options exercisable, end of period	3,871,117	$6.00	3,803,716	$6.00

As of June 30, 2025, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $6.00	4,717,769	$6.00	4.8	$-	3,871,117	$6.00	4.8	$-
	4,717,769	$6.00	4.8	$-	3,871,117	$6.00	4.8	$-

Total unrecognized compensation cost relating to unvested stock options at June 30, 2025, prior to the consideration of expected forfeitures, is approximately $0.5 million and is expected to be recognized over a weighted average period of 1.3 years.

The Company recorded total stock-based compensation expense of $1.4 million and $2.9 million for the three and six months ended June 30, 2025. The Company recorded total stock-based compensation expense of $1.7 million and $3.6 million for the three and six months ended  June 30, 2024. The Company details of the stock-based compensation expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Company options	$967	$1,250	$2,050	$2,674
Wavelo options	453	490	895	959
Ting options	30	44	61	112
Capitalized stock based compensation	(65)	(82)	(116)	(170)
Total stock based compensation expense	$1,385	$1,702	$2,890	$3,575

During the three and six months ended June 30, 2025 and  June 30, 2024, the Company capitalized $0.1 million of stock based compensation directly attributable to the development of certain IUS assets, respectively.

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as of  June 30, 2025 (Dollar amounts in thousands of U.S. dollars):

	June 30, 2025
	Fair Value Measurement Using			Asset (Liability)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset (liability), net	$-	$478	$-	$478

Total assets (liabilities), net	$-	$478	$-	$478

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as of December 31, 2024 (Dollar amounts in thousands of U.S. dollars):

	December 31, 2024
	Fair Value Measurement Using			Asset (Liability)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset (liability), net	$-	$(1,270)	$-	$(1,270)

Total assets (liabilities), net	$-	$(1,270)	$-	$(1,270)

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

The Company earned the amounts noted in the table below during the three and six months ended June 30, 2025 and June 30, 2024.

(Dollar amounts in thousands of U.S. dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income earned on sale of transferred assets	$3,112	$3,357	$5,853	$6,978
Equity in (earnings) losses of unconsolidated businesses	16	409	(46)	476
Total other income	$3,128	$3,766	$5,807	$7,454

The following table provides additional information relating to Interest expense, net (Dollar amounts in thousands of US dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$(14,081)	$(13,229)	$(28,209)	(26,109)
Interest income	460	676	975	1,677
Interest expense, net	$(13,621)	$(12,553)	$(27,234)	(24,432)

18. Redeemable preferred units

Ting Fiber, LLC ("Ting") entered into a Series A Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with Generate TF Holdings, LLC, a Delaware limited liability company (“Generate”) on August 8, 2022 (the "Effective Date"), and closed the transaction contemplated thereby on August 11, 2022 (the "Transaction Close") pursuant to which Ting issued and sold 10,000,000 units of its Series A Preferred Units to Generate at a cash purchase price of $6.00 per unit ("Initial Funding"). Under the Unit Purchase Agreement, after the Transaction Close until the third anniversary of the Effective Date (the "End Date") Ting will, upon the achievement of pre-determined operational and financial drawdown milestones issue and sell in subsequent fundings an aggregate of 23,333,333.34 units of additional Series A Preferred Units on the same terms and conditions as in the Initial Funding ("Milestone Fundings"). The investment provided Ting with $60 million of capital upon the Initial Funding, with an additional $140 million of capital commitments available to Ting over the subsequent three-year period if the milestones are achieved. From the Transaction Close until the earlier of (i) the End Date and (ii) the date upon which Generate has paid $140 million pursuant to Milestone Fundings, Ting is required to pay Generate a standby fee at a rate of 0.50% of any portion of the unpaid $140 million capital commitment which will be paid quarterly. The Series A Preferred Units accrue a preferred return to the holder at a rate of 15% per annum, subject to adjustments based on the value of approved projects under the Equity Capital Contribution Agreement (the “ECC Agreement”). The preferred return on the Series A Preferred Units purchased under the Unit Purchase Agreement may be adjusted down to a floor of 13% or up to a ceiling of 17% per annum based on commitment and contribution amounts under the ECC Agreement. The preferred return accrues daily, and is compounded quarterly. The preferred return accrued during the first two years is not payable unless and until the Series A Preferred Units are redeemed. The preferred return accrued after the second anniversary of the Transaction Close is payable by Ting quarterly. If Ting should redeem the Series A Preferred Units prior to the fourth anniversary of the Transaction Close, Ting is required to pay a make-whole premium, which is calculated as the cumulative and compounded preferred return that would have accrued (at the preferred return rate in effect immediately prior to such redemption) on the outstanding unreturned capital balance with respect to the Series A Preferred Units through and including the six-year anniversary of the Transaction Close had such Series A Preferred Unit not been redeemed, discounted at an agreed upon treasury rate plus 50 basis points, compounded quarterly (the "Make-Whole-Premium").

Ting's Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"), states that in the event that (i) Ting fails to pay the preferred return for two consecutive quarters, (ii) Ting fails to pay the redemption price in connection with any redemption of the Series A Preferred Units, (iii) Ting materially breaches its obligations under the LLC Agreement, (iv) there occurs an event of default (or similar term) under Tucows Inc.’s or its affiliates’ credit agreement, (v) there occurs material breach if not cured or otherwise remedied in accordance with the terms of any credit facility (taking into account any cure periods), by Ting or any of its Subsidiaries under any debt facilities where Ting or any of its Subsidiaries incurs indebtedness for borrowed money, or (vi) Ting breaches any covenant under the Unit Purchase Agreement, Generate has the option to either (i) convert Series A Preferred Units based on the Redemption Price into common units of Ting based on the then applicable conversion price; or (ii) compelling the sale of certain assets of Ting or its subsidiaries of equal value to the Redemption Price.

As permitted by the Unit Purchase Agreement, Ting has accrued the preferred return of $4.6 million due to Generate for the quarter ended June 30, 2025. Under the LLC Agreement, if the preferred return is not paid for two consecutive quarters, Generate may exercise the rights described in the Unit Purchase Agreement. The Unit Purchase Agreement defines the “Unsatisfied Preferred Return” as an amount (if any) equal to (i) the aggregate preferred return on such Series A Preferred Units up to and including the date that the Unsatisfied Preferred Return is calculated, reduced by (ii) the aggregate amount of all distributions made with respect to the Series A Preferred Units.

Under the terms of the LLC Agreement, Ting is mandatorily required to redeem the redeemable preferred units prior to the earliest of (i) a sale of Ting, (ii) a public offering, (iii) an event of default (or similar term) by Tucows Inc. or any of its affiliates under, (iv) a material breach if not cured or otherwise remedied in accordance with the terms of any credit facility (taking into account any cure periods), by Ting or any of its Subsidiaries under any debt facilities where Ting or any of its Subsidiaries incurs indebtedness for borrowed money, (v) Ting failed to pay the preferred return for two consecutive quarters, and (vi) the six-year anniversary of the Transaction Close. Due to the fact that the redeemable preferred units are mandatorily redeemable, the redeemable preferred units are classified as a liability in the accompanying consolidated balance sheets. The liability was initially recorded at fair value and subsequently recorded at the present value of the settlement amount, which includes the preferred return payments required until the instrument's expected maturity on the sixth anniversary of the Transaction Close, August 10, 2028 using the implicit rate of return of the instrument, 15%. Ting recorded NIL million of accretion expense on the redeemable preferred units for the three and six months ended June 30, 2025 as interest expense, net in the accompanying consolidated statements of operations and comprehensive loss. Ting recorded $4.4 million and $8.6 million of accretion expense on the redeemable preferred units for the three and six months ended June 30, 2024 as interest expense, net in the accompanying consolidated statements of operations and comprehensive loss.

Ting incurred $0.8 million of legal fees related to the redeemable preferred unit issuance, which have been reflected as a reduction to the carrying amount of the redeemable preferred unit balance and will be amortized to interest expense, net in the accompanying consolidated statements of operations and comprehensive loss over the expected six-year term instrument. During the three and six months ended June 30, 2025 and 2024, Ting recognized $0.1 million of interest expense in each period related to the amortization of legal fees associated with the issuance of redeemable preferred units.

As of June 30, 2025, the redeemable preferred units have an aggregate liquidation preference of $91.5 million, plus a Make-Whole Premium should redemption occur before the fourth anniversary of the Transaction Close and are senior to the Ting Fiber, LLC common units with respect to sale, dissolution, liquidation or winding up of the Ting Fiber, LLC.

The following table summarizes Ting's borrowings under the Unit Purchase Agreement (Dollar amounts in thousands of U.S. dollars):

	June 30, 2025	December 31, 2024

Opening Balance	$122,556	$111,899
Add: Accretion of redeemable preferred units(1)	-	10,657
Redeemable preferred shares balance	122,556	122,556
Less: Deferred preferred financing costs	(344)	(400)
Total Redeemable preferred units	$122,212	$122,156

(1) Ting capitalizes interest expenses directly attributable to the development of qualifying assets. Qualifying assets include internal use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the three and six months ended June 30, 2025 Ting capitalized $0.1 million and $0.1 million of interest expenses pertaining to the redeemable preferred units directly attributable to the development of certain AUC assets. During the three and six months ended June 30, 2024 Ting capitalized $0.3 million and $0.7 million of interest expenses pertaining to the redeemable preferred units directly attributable to the development of certain AUC assets.

The following table summarizes our scheduled repayments as of June 30, 2025 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2025	$14,145
2026	18,536
2027	18,638
2028	135,474
$186,793

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

During the three and six months ended June 30, 2025, the Company incurred NIL in costs related to this restructuring, which were accounted for under ASC 420 - Exit or Disposal Cost Obligations. During the three and six months ended June 30, 2024, the Company incurred $0.3 million and $2.8 million in costs related to this restructuring. These costs associated with the February 2024 Workforce Reduction predominantly consisted of one-time termination benefits for the terminated employees associated with the restructuring, and to a lesser extent, continuation of benefits and outplacement costs.

The components of the restructuring charges were as follows (Dollar amounts in thousands of U.S. dollars):

	Three months ended June 30,		Six months ended June 30,
Cost Description	2025	2024	2025	2024
One-time pay	$-	$190	$-	$2,279
Continuation of benefits	-	56	-	336
Outplacement costs	-	20	-	211
Total restructuring charges	$-	$266	$-	$2,826

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

The liability for the 2024 Capital Efficiency Plan was included in Accrued liabilities in the consolidated balance sheet, and the following table summarizes the related activity for the 2024 Capital Efficiency Plan for the three and six months ended June 30, 2025 (Dollar amounts in thousands of U.S. dollars):

Cost Description	As of March 31, 2025	Charges for the three months ended June 30, 2025	Cash payments made in the three months ended June 30, 2025	Balances as of June 30, 2025
One-time pay	$304	$-	$(38)	$266
Outplacement costs	70	-	(38)	32
Total	$374	$-	$(76)	$298

Cost Description	As of December 31, 2024	Charges for the six months ended June 30, 2025	Cash payments made in the six months ended June 30, 2025	Balances as of June 30, 2025
One-time pay	$591	$-	$(325)	$266
Continuation of benefits	(1)	-	1	-
Outplacement costs	118	-	(86)	32
Professional service fees	420	-	(420)	-
Total	$1,128	$-	$(830)	$298

20. Asset Dispositions

During the second quarter of 2025, the Company sold property and equipment and inventory for gross proceeds of $11.0 million. The net book value of the assets at the time of the sales was $8.9 million, resulting in a gain of $2.1 million, which is included in the "Gain on disposition of property and equipment" in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

21. Commitments and Contingencies

(a) The Company has several non-cancelable lease and purchase obligations primarily for general office facilities, service contracts for mobile telephone services and equipment that expire over the next ten years. Future minimum payments under these agreements are as follows (Dollar amounts in thousands of US dollars):

Contractual Obligations for the period ended June 30, 2025	Capital Purchase Obligations	Purchase Obligations (1)(2)	Total Obligations

Remainder of 2025	$3,176	$10,135	$13,311
2026	-	2,448	2,448
2027	-	1,006	1,006
2028	-	710	710
2029	-	597	597
Thereafter	-	1,943	1,943
	$3,176	$16,839	$20,015

(1) Purchase obligations include all other legally binding service contracts for mobile telephone services and other operational agreements to be delivered during the remainder of Fiscal 2025 and subsequent years

(2) Purchase obligations include minimum revenue commitments of $9.8 million with the Company's MNO partner between the remainder of 2025 and 2026.

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

Under the terms of the agreement, Ting may be required to advance funds to the City in the event of a quarterly shortfall between the City’s revenue from leasing the network to Ting and the City’s debt service requirements relating to financing of the network. Ting could be responsible for shortfalls between $50,000 and $150,000 per quarter. In Fiscal 2016, the City has entered into financing for the construction of the WFN which allows the City to draw up to $21.0 million from their lenders over the next five years with interest only payments during that period with a loan maturity of 30 years. As of June 30, 2025, the City has drawn $16.2 million and the City’s revenues from Ting exceeded the City’s debt service requirements. The Company does not believe it will be responsible for any shortfall in Fiscal 2025.

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

Ting is responsible for paying a fee per subscriber to SiFi. Through a “take or pay” arrangement, Ting has agreed to certain minimum charges based on minimum subscriber rates. These minimum fees are variable based on the percentage completion of the fiber optic network, and thus have not been considered an unconditional purchase obligation for the purposes of the table in Note 21 (a). Ting is currently disputing certain charges from SiFi and has ceased accruing for these amounts, as it believes payment is unlikely. The commitment amounts disclosed in the schedule reflect only the charges that Ting continues to accrue. Given the ongoing dispute, these amounts may be subject to change.

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

Ting is responsible for paying a fee per subscriber to Netly, as well as an unlit door fee for each serviceable address not subscribed. Through a “take or pay” arrangement, Ting has agreed to certain minimum charges based on minimum subscriber rates. To the extent that construction of the fiber optic network is complete, our minimum commitments have been included in the contractual lease obligations of the table in Note 21 (a). The Company has an ongoing billing dispute with Netly regarding the rates and methodology under which it can invoice our Ting Fiber division for our operations. For the purposes of calculating the table in Note 21 (a), the Company reflected its future commitment under this agreement consistent with the amounts it has historically accrued in accordance with ASC 450-20 and, in accordance with the definition of probable loss described therein, and paid. At this time the Company believes that the probability that this dispute will have a material adverse effect on the business, operating results or financial condition is remote.

(e) On January 7, 2022, Ting entered into a 25-year lease agreement with Colorado Springs Utilities (“CSU”), a municipally owned utility. The lease agreement named Ting the anchor tenant on a city-wide fiber network that is intended to pass 200,000 homes in Colorado Springs, Colorado. CSU began construction in Q2 of 2023. Under the terms of the lease, Ting is obligated to pay a per-month fee for addresses passed by the network, (as they are passed and become serviceable for customers to connect to the network) and for certain fiber infrastructure, including co-location space. The lease is guaranteed by Ting's ultimate parent, Tucows Inc. Total costs of the lease, over its twenty-five-year term, are approximately $593 million based on a fully completed fiber-to-the-home network, however the minimum fees are variable based on the number of active subscriber addresses. Future committed fees associated with completed portions of the network have been included in the contractual lease obligations of the table in Note 21 (a). Future fees associated with portions of the network that have yet to be constructed have not been considered an unconditional purchase obligation for the purposes of the table in Note 21 (a).

(f) On May 11, 2022, Ting Fiber, LLC ("Ting Fiber"), entered into a "Rights-of-Way" agreement with the City of Alexandria, Virginia whereby the City granted Ting Fiber the right to install, place, construct, maintain, operate, upgrade, repair, and replace a Communications System to provide Broadband Services within the Public Rights-of-Way (a space in, upon, above, along, across, over and below the public and City-owned property that is used as a public rights-of-way) for a fee. Per the agreement, Ting Fiber is to pay the City throughout the 20-year term of the agreement, an amount equal to 3% of Ting Fiber's Broadband Revenues once the network is live, and subscribers are obtained, and this fee is to be paid on a quarterly basis. The agreement commenced once Ting Fiber launched its network in Alexandria in March 2023. Since these fees are currently variable in nature, they have not been considered an unconditional purchase obligation for the purposes of the table in Note 21 (a).

(g) On November 1, 2023, the Company, entered into a Network Access and Use Agreement with Blue Suede Networks, LLC, which granted Ting Fiber the right to use the fiber communications network to be constructed by Blue Suede Networks, LLC to provide high-speed broadband Internet Access services to end-user residential and small and medium sized business customers in the city of Memphis, Tennessee. The agreement grants the Company an exclusivity period of 5 years. The agreement requires the Company to pay the greater of a minimum revenue commitment based on minimum subscriber rates and a revenue share. Future fees associated with portions of the network have not been considered an unconditional purchase obligation for the purposes of the table in Note 21 (a).

(h) In the normal course of its operations, the Company becomes involved in various legal claims and lawsuits. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of June 30, 2025 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial position.

22. Additional Financial Information

The following tables provide additional financial information related to our condensed consolidated financial statements:

Balance Sheet Information
	June 30,	December 31,
Prepaid expenses and other	2025	2024
Prepaid expenses and deposits	$19,491	$17,314
Income tax receivable	220	217
Inventory	3,444	3,975
Other assets	848	-
Prepaid expenses and other	$24,003	$21,506

Other Assets
Investments	$2,012	$2,012
Contract costs	1,917	2,333
Total other assets	$3,929	$4,345

Accounts payable and accrued liabilities
Accounts payable	$8,892	$9,009
Accrued liabilities	26,880	31,227
Total accounts payable and accrued liabilities	$35,772	$40,236

Other Current Liabilities
Customer deposits	$16,675	$16,660
Accreditation fees payable	567	623
Income taxes payable	1,287	263
Total other current liabilities	$18,529	$17,546

Inventories

The components of the inventories as of June 30, 2025 and December 31, 2024 were as follows (Dollar amounts in thousands of U.S. dollars):

	June 30,	December 31,
	2025	2024
Raw materials	$1,628	$2,051
Finished goods	1,816	1,924
Total Inventories	$3,444	$3,975

23. Subsequent events

Sale of Ting Assets

On July 1, 2025, the Company completed the sale of certain property and equipment, and intangible assets. The Company sold the assets for total consideration of approximately $7.0 million, compared to a carrying value of approximately $3.4 million as of June 30, 2025. As of June 30, 2025, the related assets were classified as held for sale. The Company expects to recognize a gain on the sale of $3.6 million in the third quarter of 2025.

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

•

Adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, including but not limited to the impact of the Tax Cuts and Jobs Act of 2017, the Organization for Economic Cooperation and Development ("OECD") model global minimum tax rules or the One Big Beautiful Bill Act of 2025;

•	Our ability to effectively respond or comply with new data protection regulations and any conflicts that may arise between such regulations and our ICANN contractual requirements;

•	The application of business judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given that the ultimate tax determination is uncertain;

•	Our ability to effectively integrate acquisitions;

•	Our ability to monitor, assess and respond to changing geopolitical and economic environments including rising inflation and interest rates, tariffs and trade disputes, and geopolitical conflict;

•	Our ability to collect anticipated payments from EchoStar in connection with the 10-year payment stream that is a function of the margin generated by the transferred subscribers over a 10-year period pursuant to the terms of the Asset Purchase Agreement dated August 1, 2020 between the Company and DISH Wireless LLC ("EchoStar", DISH's post-merger parent) (the “EchoStar Purchase Agreement”);

•	Our ability to meet the operational and financial drawdown milestones under the Unit Purchase Agreement with Generate, which provides the Company with the ability to obtain additional financing to invest in the expansion of fiber networks;

•	Our ability to maintain compliance with the operational and financial covenants of the 2023 and 2024 Notes as defined in "Note 7 - Notes Payable" of the Notes to the Consolidated Financial Statements included in Part I, of this Quarterly Report, which provides the Company with financing to invest in the expansion of fiber networks;

•	Our ability to obtain further financing, if needed, to fund continued investment in the expansion of our fiber networks;

•	Our ability to maintain the safety and security of our systems and data;

•	Pending or new litigation; and

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

For the three months ended June 30, 2025 and June 30, 2024, we reported net revenue of $98.5 million and $89.4 million, respectively.

For the six months ended June 30, 2025 and June 30, 2024, we reported net revenue of $193.1 million and $176.9 million, respectively.

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

As of June 30, 2025, Ting Internet had access to 132,000 owned infrastructure serviceable addresses, 66,000 partner infrastructure serviceable addresses and 52,000 active subscribers under its management; compared to having access to 128,000 owned infrastructure serviceable addresses, 36,000 partner infrastructure serviceable addresses and 48,000 active subscribers under its management as of June 30, 2024. These figures exclude any changes in serviceable addresses and accounts attributable to Simply Bits.

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

Our primary distribution channel is a global network of over 33,000 resellers that operate in almost 200 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of gTLD and the country code top-level domain options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface, easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale, primarily branded as OpenSRS, eNom, EPAG and Ascio, derives revenue from its domain name registration service. Together the OpenSRS, eNom, EPAG and Ascio Domain Services manage 24.0 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management have decreased slightly by 0.4 million since June 30, 2024.

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

Ting Internet	June 30,
	2025	2024
	(in '000's)
Internet subscribers accounts under management	52	48
Internet owned infrastructure serviceable addresses[1]	132	128
Internet partner infrastructure serviceable addresses[1]	66	36

(1)	Defined as premises to which Ting has the capability to provide a customer connection in a service area.

Tucows Domains	For the Three Months Ended June 30,
	2025	2024
	(in 000's)
Total new, renewed and transferred-in domain name transactions [1]	5,125	5,276

(1)	Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

Tucows Domains	For the Six Months Ended June 30,
	2025	2024
	(in 000's)
Total new, renewed and transferred-in domain name transactions 1	10,749	11,272

(1)	Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

Tucows Domains	June 30,
	2025	2024
	(in 000's)
Registered using Registrar Accreditation belonging to the Tucows Group	17,255	17,440
Registered using Registrar Accreditation belonging to Resellers	6,764	7,074
Total domain names under management	24,019	24,514

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

OPERATING OPPORTUNITIES, CHALLENGES AND RISKS

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

Other opportunities, challenges and risks

The Company is entitled to a long-term payment stream that is a function of the margin generated by the transferred subscribers over the 10-year term of the EchoStar Purchase Agreement executed in the fiscal year ended December 31, 2020 (“Fiscal 2020”). This consideration structure may not prove to be successful or profitable in the long-term to us if the existing subscriber base churns at an above average rate. Additionally, given EchoStar controls the revenues and costs incurred associated with the acquired subscribers, there could arise a situation where profitability for the subscriber base is diminished either by lower price points or cost inflation. Additionally, as part of the EchoStar Purchase Agreement, the Company retained a small number of customer accounts associated with one MNO agreement that was not reassigned to EchoStar at time of sale. We continue to be subject to the minimum revenue commitments previously agreed to with this excluded MNO agreement. The Company is able to continue adding customers under the excluded MNO network in order to meet the commitment. However, with no direct ability to change customer pricing and limited ability to renegotiate contract costs or significant terms, the Company may be unable to meet the minimum commitments with this MNO partner and could incur significant and recurring penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO. As at June 30, 2025, the Company has accrued $1.1 million of penalties associated with the minimum commitment shortfall. The Company expects to incur penalties throughout 2025 and thereafter until the contract expires.

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

RESULTS OF OPERATIONS FOR THE three and six months ended June 30, 2025 AS COMPARED TO THE three and six months ended June 30, 2024

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

Corporate and other - Mobile services and eliminations

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

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Ting:
Fiber Internet Services	$16,410	$14,571	$32,725	$28,673

Wavelo:
Platform Services	12,656	10,495	24,052	19,860
Other professional services	-	6	-	31
Total Wavelo	12,656	10,501	24,052	19,891

Tucows Domains:
Wholesale
Domain Services	51,557	48,504	101,561	96,655
Value Added Services	5,757	4,524	11,660	9,227
Total Wholesale	57,314	53,028	113,221	105,882

Retail	10,290	9,340	19,638	18,368
Total Tucows Domains	67,604	62,368	132,859	124,250

Corporate and other:
Mobile services and eliminations	1,793	1,983	3,436	4,066

	$98,463	$89,423	$193,072	$176,880
Increase over prior period	$9,040		$16,192
Increase - percentage	10%		9%

The following table presents our net revenues, by revenue source, as a percentage of total net revenues (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Ting:
Fiber Internet Services	17%	16%	17%	16%

Wavelo:
Platform Services	13%	12%	12%	11%
Other professional services	0%	0%	0%	0%
Total Wavelo	13%	12%	12%	11%

Tucows Domains:
Wholesale
Domain Services	52%	55%	53%	56%
Value Added Services	6%	5%	6%	5%
Total Wholesale	58%	60%	59%	61%

Retail	10%	10%	10%	10%
Total Tucows Domains	68%	70%	69%	71%

Corporate and other:
Mobile services and eliminations	2%	2%	2%	2%

	100%	100%	100%	100%

Total net revenues for the three months ended June 30, 2025 increased by $9.1 million, or 10%, to $98.5 million when compared to the three months ended June 30, 2024. The increase in net revenue was driven by Tucows Domains, Wavelo, and Ting; partially offset by a decline in revenues from Mobile Services and eliminations. The Tucows Domains segment increased $5.2 million primarily driven by passthrough pricing increases and strong expiry auction revenue performance. The Wavelo segment increased $2.2 million in the current period primarily driven by increased revenues from both existing and new customers. The Ting segment increased $1.8 million in the current period as a result of subscriber growth on our Fiber network across the United States. Mobile Services and eliminations decreased by $0.2 million attributable to decreased telephony services and decreased transitional services revenues, as well as a slight increase in intercompany revenues.

Total net revenues for the six months ended June 30, 2025 increased by $16.2 million, or 9%, to $193.1 million when compared to the six months ended June 30, 2024. The increase in net revenue was driven by Tucows Domains, Wavelo, and Ting; partially offset by a decline in revenues from Mobile Services and eliminations. The Tucows Domains segment increased $8.6 million primarily driven by passthrough pricing increases and strong expiry auction revenue performance. The Wavelo segment increased $4.2 million in the current period primarily driven by increased revenues from both existing and new customers. The Ting segment increased $4.1 million in the current period as a result of subscriber growth on our Fiber network across the United States. Mobile Services and eliminations decreased by $0.6 million attributable to decreased telephony services and decreased transitional services revenues, as well as a slight increase in intercompany revenues.

Deferred revenue at June 30, 2025, increased by $5.9 million to $162.7 million from $156.8 million at December 31, 2024. This was driven by Ting construction mobilization in a new partner market and furthered by an increase in Tucows Domains current period billings for domain name registrations and service renewals, characteristic of the seasonal renewal pattern we see during the beginning of a Fiscal Year, as well as the increase in pricing through the current period being passed through from select registry cost increases. This was slightly offset by a decrease in Wavelo as bundled professional services expired and were recognized into revenue.

During both the three and six months ended June 30, 2025, a customer, EchoStar, within our Wavelo segment accounted for 12% and 12% of total net revenues, respectively. As of June 30, 2025, EchoStar also represented 56% of total accounts receivable. As of December 31, 2024 EchoStar represented 56% of accounts receivable. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Our allowance for doubtful accounts was $1.1 million as of June 30, 2025 and $0.9 million as of December 31, 2024, respectively. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Ting

Ting generated $16.4 million in net revenue during the three months ended June 30, 2025, up $1.8 million, or 13%, compared to the three months ended June 30, 2024. This growth is driven by subscriber growth across our Fiber network and small increases in average revenue per user ("ARPU") relative to the three months ended June 30, 2024, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States.

Ting generated $32.7 million in net revenue during the six months ended June 30, 2025, up $4.0 million, or 14%, compared to the six months ended June 30, 2024. This growth is driven by subscriber growth across our Fiber network and small increases in average revenue per user ("ARPU") relative to the six months ended June 30, 2024, as well as the continued expansion of our Ting Internet footprint to new Ting towns throughout the United States.

As of June 30, 2025, Ting Internet had access to 132,000 owned infrastructure serviceable addresses, 66,000 partner infrastructure serviceable addresses and 52,000 active subscribers under its management; compared to having access to 128,000 owned infrastructure serviceable addresses, 36,000 partner infrastructure serviceable addresses and 48,000 active subscribers under its management as of June 30, 2024. These figures exclude any changes in serviceable addresses and accounts attributable to the Simply Bits acquisition.

Wavelo

Platform Services

Net revenues from Wavelo Platform Services for the three months ended June 30, 2025, increased by $2.2 million, or 21%, to $12.7 million as compared to the three months ended June 30, 2024. The increase in net revenue is driven by incremental revenues from existing customers, EchoStar following contract renewal, Ting, as well as new customers. Wavelo revenues continue to benefit from our customer's own subscriber growth. Intercompany revenues earned for provision of services on the ISOS and SM platforms between Wavelo and Ting are included in Wavelo's segment revenues for purposes of segment analysis, but are ultimately eliminated upon consolidation. The elimination impact is presented below in Corporate and other - Mobile Services and Eliminations.

Net revenues from Wavelo Platform Services for the six months ended June 30, 2025, increased by $4.2 million, or 21%, to $24.1 million as compared to the six months ended June 30, 2024. The increase in net revenue is driven by incremental revenues from existing customers, EchoStar following contract renewal, Ting, as well as new customers. Wavelo revenues continue to benefit from our customer's own subscriber growth. Intercompany revenues earned for provision of services on the ISOS and SM platforms between Wavelo and Ting are included in Wavelo's segment revenues for purposes of segment analysis, but are ultimately eliminated upon consolidation. The elimination impact is presented below in Corporate and all other - Mobile Services and Eliminations.

Other Professional Services

Net revenues from Other Professional Services for the three months ended June 30, 2025 decreased from less than $0.1 million in the three months ended June 30, 2024 to NIL million in the current period. These revenues related to the provision of standalone technology services development work for our CSP customers and are non-recurring and often one-time in nature, and expectantly can fluctuate period over period. These revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed no standalone professional services for our customers.

Net revenues from Other Professional Services for the six months ended June 30, 2025 decreased from less than $0.1 million in the six months ended June 30, 2024 to NIL million in the current period. These revenues related to the provision of standalone technology services development work for our CSP customers and are non-recurring and often one-time in nature, and expectantly can fluctuate period over period. These revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed no standalone professional services for our customers.

Tucows Domains

Wholesale - Domain Services

During the three months ended June 30, 2025, Wholesale domain services net revenue increased by $3.1 million, or 6%, to $51.6 million as compared to the three months ended June 30, 2024. Increases from Wholesale domain registrations were driven by various passthrough price increases from select registry cost increases since June 30, 2024.

During the six months ended June 30, 2025, Wholesale domain services net revenue increased by $4.9 million, or 5%, to $101.6 million as compared to the six months ended June 30, 2024. Increases from Wholesale domain registrations were driven by various passthrough price increases from select registry cost increases since June 30, 2024.

As of June 30, 2025, together, the OpenSRS, eNom, EPAG, and Ascio Domain Services manage 24.0 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management was down by 0.5 million domain names compared to June 30, 2024.

Wholesale - Value Added Services

During the three months ended June 30, 2025, value-added services net revenue increased by $1.3 million, or 29%, to $5.8 million as compared to the three months ended June 30, 2024. The increase in value-added service revenue was driven by strong expiry auction sales in the current period, slightly offset by a small decrease in certificates sales.

During the six months ended June 30, 2025, value-added services net revenue increased by $2.5 million, or 27%, to $11.7 million as compared to the six months ended June 30, 2024. The increase in value-added service revenue was driven by strong expiry auction sales in the current period, slightly offset by a small decrease in certificates sales.

Retail

During the three months ended June 30, 2025, retail domain services net revenue increased by $1.0 million, or 11%, to $10.3 million as compared to the three months ended June 30, 2024. This was driven by increased portfolio names sales and retail names sales in the current period.

During the six months ended June 30, 2025, retail domain services net revenue increased by $1.2 million, or 7%, to $19.6 million as compared to the six months ended June 30, 2024. This was primarily driven by price increases across domain name registrations and RealNames products in the current period, as well as an increase in portfolio names sales.

Corporate and other - Mobile Services and Eliminations

Net revenues from Mobile Services and eliminations for the three months ended June 30, 2025 decreased by $0.2 million or 10%, to $1.8 million as compared to the three months ended June 30, 2024. This was driven by an increase in intercompany corporate eliminations of $0.1 million, primarily a result of increased revenues associated with platform billing between Wavelo and Ting. This was also furthered by decreased transitional services of $0.1 million, from a decreased level of dedicated support services provided to EchoStar in connection with the legacy Ting Mobile customer base, as expected.

Net revenues from Mobile Services and eliminations for the six months ended June 30, 2025 decreased by $0.7 million or 17%, to $3.4 million as compared to the six months ended June 30, 2024. This was driven by an increase in intercompany corporate eliminations of $0.3 million, primarily a result of increased revenues associated with platform billing between Wavelo and Ting. This was also furthered by decreased transitional services of $0.2 million, from a decreased level of dedicated support services provided to EchoStar in connection with the legacy Ting Mobile customer base, as expected. Furthermore, there was decreased revenues of $0.1 million associated with the mobile telephony services and device revenues from the small group of customers retained by the Company as part of the EchoStar Purchase Agreement primarily as a result of limited subscriber growth and plan mix shifting towards lower price point rate plans compared to the six months ended June 30, 2024.

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

Corporate and other- Mobile Services and Eliminations

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

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Ting:
Fiber Internet Services	$8,706	$4,753	$14,543	$10,113

Wavelo:
Platform Services	95	332	232	664
Other professional services	-	7	-	26
Total Wavelo	95	339	232	690

Tucows Domains:
Wholesale
Domain Services	41,193	38,921	81,575	77,584
Value Added Services	456	520	936	1,067
Total Wholesale	41,649	39,441	82,511	78,651

Retail	4,395	4,058	8,573	8,194
Total Tucows Domains	46,044	43,499	91,084	86,845

Corporate and other:
Mobile services and eliminations	4,224	2,737	8,371	5,474

Network Expenses:
Network, other costs	6,023	6,862	10,994	13,926
Network, depreciation of property and equipment	10,460	10,057	20,836	19,922
Network, amortization of intangible assets	366	366	732	731
Network, impairment of property and equipment	435	-	639	53
	17,284	17,285	33,201	34,632

	$76,353	$68,613	$147,431	$137,754
Increase over prior period	$7,740		$9,677
Increase - percentage	11%		7%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Ting:
Fiber Internet Services	11%	7%	10%	7%

Wavelo:
Platform Services	0%	0%	0%	0%
Other professional services	0%	0%	0%	0%
Total Wavelo	0%	0%	0%	0%

Tucows Domains:
Wholesale
Domain Services	53%	56%	55%	57%
Value Added Services	1%	1%	1%	1%
Total Wholesale	54%	57%	56%	58%

Retail	6%	6%	6%	6%
Total Tucows Domains	60%	63%	62%	64%

Corporate and other:
Mobile services and eliminations	6%	4%	6%	4%

Network Expenses:
Network, other costs	8%	10%	7%	10%
Network, depreciation of property and equipment	14%	15%	15%	14%
Network, amortization of intangible assets	0%	1%	0%	1%
Network, impairment of property and equipment	1%	0%	0%	0%
	23%	26%	22%	25%

	100%	100%	100%	100%

Total cost of revenues for the three months ended June 30, 2025, increased by $7.7 million or 11%, to $76.4 million from $68.6 million in the three months ended June 30, 2024. The three-month increase in cost of revenues was driven by increases across Ting, Tucows Domains, and Mobile Service and eliminations of $3.9 million, $2.5 million, and $1.5 million, respectively. The increase in Ting of $3.9 million was primarily driven by a $3.0 million one-time Ting lease accounting adjustment, with the remaining variance driven by costs of revenues associated with growth in active subscribers. The increase in Tucows Domains of $2.5 million was primarily a result of cost increases from select registries through the current period. The increase in Mobile Services and eliminations of $1.5 million was primarily a result of higher mobile telephony services costs due to MNO penalties and plan mix changes impacting usage in the current period. These increases were partially offset by a decrease in Wavelo of $0.2 million driven by the absence of the amortization of previously capitalized costs associated with EchoStar contract. Costs in Network Expenses remained flat by value and decreased as a percentage of total cost of revenues by 3%.

Total cost of revenues for the six months ended June 30, 2025, increased by $9.6 million or 7%, to $147.4 million from $137.8 million in the six months ended June 30, 2024. The six-month increase in cost of revenues was driven by increases across Ting, Tucows Domains, and Mobile Service and eliminations of $4.4 million, $4.3 million, and $2.9 million, respectively. The increase in Ting of $4.4 million was primarily driven by a $3.0 million one-time Ting lease accounting adjustment, with the remaining variance driven by costs of revenues associated with growth in active subscribers. The increase in Tucows Domains of $4.3 million was primarily a result of cost increases from select registries through the current period. The increase in Mobile Services and eliminations of $2.9 million was primarily a result of higher mobile telephony services costs due to MNO penalties and plan mix changes in the current period. These increases were partially offset by decreases across Network Expenses and Wavelo of $1.4 million and $0.4 million, respectively. The decrease in Network Expenses of $1.4 million was primarily driven by decreased people and software costs following the execution of the 2024 Capital Efficiency Plan in October 2024. The decrease in Wavelo of $0.4 million was driven by the absence of the amortization of previously capitalized costs associated with EchoStar contract.

Deferred costs of fulfillment as of June 30, 2025, increased by $2.0 million, or 2%, to $119.0 million from $117.0 million at December 31, 2024. This was primarily driven by Tucows Domains with an increase of $1.8 million from the increase in current period billings for domain name registrations and service renewals, characteristic of the seasonal renewal pattern we see during the beginning of a Fiscal Year as well as the increase in registry costs through the current period, consistent with the increase in deferred revenues discussed above. This increase was furthered by Ting with an increase of $0.2 million related to Laguna Woods Village, California, United States construction mobilization.

Ting

During the three months ended June 30, 2025, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar and Simply Bits, increased by $3.9 million, or 81%, to $8.7 million as compared to the three months ended June 30, 2024. This was primarily driven by a $3.0 million one-time Ting lease accounting adjustment to true up lease expense for three partner network leases, with the remaining variance driven by the subscriber growth across our Fiber network, consistent with the discussion in the Net Revenue section above.

During the six months ended June 30, 2025, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar and Simply Bits, increased by $4.4 million, or 44%, to $14.5 million as compared to the six months ended June 30, 2024. This was primarily driven by a $3.0 million one-time Ting lease accounting adjustment to true up lease expense for three partner network leases, with the remaining variance driven by the subscriber growth across our Fiber network, consistent with the discussion in the Net Revenue section above.

Wavelo

Platform Services

Cost of revenues from Wavelo Platform Services for the three months ended June 30, 2025 decreased by $0.2 million, or  71%, to $0.1 million as compared to the three months ended June 30, 2024. This was driven by the absence of the amortization of previously capitalized costs incurred to fulfill the EchoStar Master Services Agreement ("MSA") over the term of the original agreement, as the initial term ended in July 2024. There were no comparable costs on renewal in January 2025.

Cost of revenues from Wavelo Platform Services for the six months ended June 30, 2025 decreased by $0.4 million, or 65%, to $0.2 million as compared to the six months ended June 30, 2024. This was driven by the absence of the amortization of previously capitalized costs incurred to fulfill the EchoStar Master Services Agreement ("MSA") over the term of the original agreement, as the initial term ended in July 2024. There were no comparable costs on renewal in January 2025.

Other Professional Services

Cost of revenues from Other Professional Services for the three months ended June 30, 2025 decreased from less than $0.1 million for the three months ended June 30, 2024 to NIL million in the current period. Costs of revenues to provide other professional services change depending on the nature and scope of work we are engaged to perform for our customers for select statements of work. These cost of revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed no standalone professional services for our customers. The decrease is aligned to the decrease in net revenues from other professional services discussed above.

Cost of revenues from Other Professional Services for the six months ended June 30, 2025 decreased from less than $0.1 million for the six months ended June 30, 2024 to NIL million in the current period. Costs of revenues to provide other professional services change depending on the nature and scope of work we are engaged to perform for our customers for select statements of work. These cost of revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed no standalone professional services for our customers. The decrease is aligned to the decrease in net revenues from other professional services discussed above.

Tucows Domains

Wholesale - Domain Services

Costs for Wholesale domain services for the three months ended June 30, 2025, increased by $2.3 million, or 6%, to $41.2 million, as compared to $38.9 million for the three months ended June 30, 2024. Increases from Wholesale domain registrations were primarily driven by various registry gTLD cost increases since June 30, 2024. The increase is aligned to the increase in Net Revenues discussed above.

Costs for Wholesale domain services for the six months ended June 30, 2025, increased by $4.0 million, or 5%, to $81.6 million, as compared to $77.6 million for the six months ended June 30, 2024. Increases from Wholesale domain registrations were primarily driven by various registry gTLD cost increases since June 30, 2024. The increase is aligned to the increase in Net Revenues discussed above.

Wholesale - Value-Added Services

Costs for wholesale value-added services for the three months ended June 30, 2025, remained flat at $0.5 million, as compared to the three months ended June 30, 2024.

Costs for wholesale value-added services for the six months ended June 30, 2025, decreased by $0.1 million, or 12%, to million $0.9, as compared to $1.1 million for the six months ended June 30, 2024. This was driven by the slight decrease in certificates sales, aligned to the discussion in Net Revenues above.

Retail

Costs for retail domain services for the three months ended June 30, 2025, increased by $0.3 million, or 7%, to $4.4 million, as compared to $4.1 million for the three months ended June 30, 2024.

Costs for retail domain services for the six months ended June 30, 2025, increased by $0.4 million, or 5%, to $8.6 million, as compared to $8.2 million for the six months ended June 30, 2024.

Corporate and other - Mobile Services and Eliminations

Cost of revenues from Mobile Services and Eliminations for the three months ended June 30, 2025, increased by $1.5 million or 54%, to $4.2 million as compared to the three months ended June 30, 2024. The increase is primarily driven by increased costs associated with mobile telephony services from the small group of customers retained by the Company as part of the EchoStar Purchase Agreement due to plan mix changes towards unlimited plans. The Company accrued $1.1 million in penalties associated with the MNO minimum commitment shortfall in the three months ended June 30, 2025, as compared to $0.1 million in the three months ended June 30, 2024. The company expects to continue to incur penalties through the end of Fiscal 2025 and thereafter should limited subscriber growth persist. The increase on cost of revenues was partially offset by a decrease in transitional services costs provided to EchoStar in connection with the legacy Ting Mobile customer base, consistent with the above discussion around net revenues.

Cost of revenues from Mobile Services and Eliminations for the six months ended June 30, 2025, increased by $2.9 million or 53%, to $8.4 million as compared to the six months ended June 30, 2024. The increase is primarily driven by increased costs associated with mobile telephony services from the small group of customers retained by the Company as part of the EchoStar Purchase Agreement due to plan mix changes towards unlimited plans. The Company accrued $2.2 million in penalties associated with the MNO minimum commitment shortfall in the six months ended June 30, 2025, as compared to $0.2 million in the six months ended June 30, 2024. The company expects to continue to incur penalties through the end of Fiscal 2025 and thereafter should limited subscriber growth persist. The increase on cost of revenues was partially offset by a decrease in transitional services costs provided to EchoStar in connection with the legacy Ting Mobile customer base, consistent with the above discussion around net revenues.

Network Expenses

Network expenses for the three months ended June 30, 2025, remained flat at $17.3 million, as compared to the three months ended June 30, 2024.

Network expenses for the six months ended June 30, 2025, decreased by $1.4 million or 4%, to $33.2 million, as compared to $34.6 million for the six months ended June 30, 2024. The current period decrease was primarily driven by $2.3 million in personnel related cost savings resulting from the 2024 Capital Efficiency Plan, executed in October 2024. This was offset by increased network depreciation of $0.9 million.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Sales and marketing	$11,945	$14,746	$22,936	$33,311
Decrease over prior period	$(2,801)		$(10,375)
Decrease - percentage	(19)%		(31)%
Percentage of net revenues	12%	16%	12%	19%

Sales and marketing expenses for the three months ended June 30, 2025, decreased by $2.8 million, or 19%, to $11.9 million as compared to the three months ended June 30, 2024. The decrease was primarily driven by reduced personnel costs following the 2024 Capital Efficiency Plan, as well as Ting's reduced marketing and customer acquisition spend, as the segment looks to measure and optimize channel spending.

Sales and marketing expenses for the six months ended June 30, 2025, decreased by $10.4 million, or 31%, to $22.9 million as compared to the six months ended June 30, 2024. The decrease was primarily driven by reduced personnel costs following the 2024 Capital Efficiency Plan, as well as Ting's reduced marketing and customer acquisition spend, as the segment looks to measure and optimize channel spending.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Technical operations and development	$4,344	$4,522	$8,751	$9,538
Increase (decrease) over prior period	$(178)		$(787)
Increase (decrease) - percentage	(4)%		(8)%
Percentage of net revenues	4%	5%	5%	5%

Technical operations and development expenses for the three months ended June 30, 2025, decreased by $0.2 million, or 4%, to $4.3 million when compared to the three months ended June 30, 2024. The decrease was primarily driven by reduced personnel costs following the 2024 Capital Efficiency Plan.

Technical operations and development expenses for the six months ended June 30, 2025, decreased by $0.8 million, or 8%, to $8.8 million when compared to the six months ended June 30, 2024. The decrease was primarily driven by reduced personnel costs following the 2024 Capital Efficiency Plan.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$9,660	$9,188	$18,902	$19,006
Increase over prior period	$472		$(104)
Increase - percentage	5%		(1)%
Percentage of net revenues	10%	10%	10%	11%

General and administrative expenses for the three months ended June 30, 2025, increased by $0.5 million or 5%, to $9.7 million as compared to the three months ended June 30, 2024. The increase was primarily driven by increased facilities expenses and increased professional services fees. These increases were partially offset by reduced personnel costs following the 2024 Capital Efficiency Plan and favorable foreign exchange impact in the current period.

General and administrative expenses for the six months ended June 30, 2025, decreased by $0.1 million or 1%, to $18.9 million as compared to the six months ended June 30, 2024. The decrease was primarily driven by reduced personnel costs following the 2024 Capital Efficiency Plan and favorable foreign exchange impact in the current period. These decreases were partially offset by increased facilities expenses.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation of property and equipment	$79	$116	$163	$238
Decrease over prior period	$(37)		$(75)
Decrease - percentage	(32)%		(32)%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs for the three months ended June 30, 2025, decreased by less than $0.1 million, to $0.1 million as compared to the three months ended June 30, 2024.

Depreciation costs for the six months ended June 30, 2025, decreased by less than $0.1 million, to $0.2 million as compared to the six months ended June 30, 2024.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of intangible assets	$749	$835	$1,589	$2,149
Decrease over prior period	$(86)		$(560)
Decrease - percentage	(10)%		(26)%
Percentage of net revenues	1%	1%	1%	1%

Amortization of intangible assets for the three months ended June 30, 2025, decreased by $0.1 million, or 10%, to $0.7 million as compared to the three months ended June 30, 2024. The decrease was driven by the small part of the completed amortization of brand and customer relationships associated with the Company's Fiscal 2017 acquisition of eNom. The amortization of the related assets was completed in January 2024.

Amortization of intangible assets for the six months ended June 30, 2025, decreased by $0.6 million, or 27%, to $1.6 million as compared to the six months ended June 30, 2024. The decrease was driven in part by the completed amortization of Tucows Delaware brand assets acquired in Fiscal 2005. The amortization of the related assets was completed in March 2025.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Other income (expense), net	$(10,493)	$(8,787)	$(21,427)	$(16,978)
Increase (decrease) over prior period	$(1,706)		$(4,449)
Increase (decrease) - percentage	19%		26%
Percentage of net revenues	11%	10%	(11)%	10%

Other income (expenses) during the three months ended June 30, 2025, decreased by $1.7 million when compared to the three months ended June 30, 2024. The decrease in income was primarily driven by higher net interest expense, lower other income, and lower income earned on sale of Transferred Assets to EchoStar. Net interest expense increased by $1.1 million, driven by the inclusion of $1.0 million interest expense associated with the 2023 and 2024 Term Notes, a $0.5 million increase due to lower interest expense capitalization associated with Fiber network assets under construction, a $0.2 million increase due to the absence of money market fund income post-securitization, and a $0.1 million increase in interest expense associated with the Generate agreement; partially offset by a $0.6 million decrease in interest expense related to the Credit Facility for the Tucows businesses excluding Ting due to the reduction in outstanding principal balance. Other income decreased by $0.4 million driven by the share of the current period loss in Orange Domains joint venture. Income earned on sale of Transferred Assets to EchoStar decreased by $0.2 million from normal churn, as expected.

Other income (expenses) during the six months ended June 30, 2025, decreased by $4.4 million when compared to the six months ended June 30, 2024. The decrease in income was primarily driven by higher net interest expense, lower income earned on sale of Transferred Assets to EchoStar, and lower other income. Net interest expense increased by $2.8 million, driven by the inclusion of $2.0 million interest expense associated with the 2023 and 2024 Term Notes, a $1.2 million increase due to lower interest expense capitalization associated with Fiber network assets under construction, a $0.7 million increase due to the absence of money market fund income post-securitization, and a $0.5 million increase in interest expense associated with the Generate agreement; partially offset by a $1.5 million decrease in interest expense related to the Credit Facility for the Tucows businesses excluding Ting due to the reduction in outstanding principal balance. Income earned on sale of Transferred Assets to EchoStar decreased by $1.1 million. Other income decreased by $0.5 million driven by the share of the current period loss in Orange Domains joint venture.

INCOME TAXES

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Provision for income taxes	$2,265	$1,220	$4,431	$2,994
Increase in provision over prior period	$1,045		$1,437
Increase - percentage	86%		48%
Effective tax rate	(17)%	(7)%	(17)%	(7)%

Income tax expense for the three and six months ended June 30, 2025, increased by $1.0 million and $1.4 million, respectively when compared to the three months and six months ended June 30, 2024. The change in effective tax rate is primarily due an increase in foreign tax expense, driven by strong performance in our Tucows Domains segment.

We regularly evaluate our deferred tax assets, including net operating losses, to determine whether a valuation allowance is necessary based on our expectations of future taxable income. The increase in our valuation allowance on net operating losses reflects our assessment of the likelihood of realizing future tax benefits associated with these losses.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, enacting a number of significant changes to the U.S. tax code. Among other provisions, the OBBBA reinstates full expensing of certain research and development expenditures, enhances interest deductibility limits, extends bonus depreciation provisions for qualified assets, and includes other international provisions relevant to the Company.

Under ASC 740, the Company is required to recognize the effects of enacted tax legislation in the period of enactment. As such, the Company will reflect the tax effects of the OBBBA in its provision for income taxes in the quarter ending September 30, 2025. These changes did not impact the Company's provision for income taxes for the three and six months ended June 30, 2025, as the legislation was enacted subsequent to that reporting period.

The Company is currently evaluating the provisions of the OBBBA and their potential impact on its income tax provision, deferred tax assets and liabilities, and related disclosures.

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

The following table reconciles net income (loss) to adjusted EBITDA:

Reconciliation of Net income (loss) before Provision for Income Taxes to Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands of US Dollars)	2025	2024	2025	2024

Net Income (Loss) for the period	$(15,637)	$(18,604)	$(30,770)	$(45,088)
Less:
Provision for income taxes	2,265	1,220	4,431	2,994
Depreciation of property and equipment	10,539	10,173	20,999	20,160
Impairment and loss (gain) on disposition of property and equipment	(1,353)	-	(1,149)	53
Amortization of intangible assets	1,115	1,201	2,321	2,880
Interest expense, net	13,621	12,553	27,234	24,432
Stock-based compensation	1,386	1,702	2,891	3,575
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	(72)	164	(437)	554
Acquisition and other costs (1)	713	769	728	3,820

Adjusted EBITDA	$12,577	$9,178	$26,248	$13,380

1 Acquisition and other costs represent transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA increased by $3.4 million, or 37%, to $12.6 million for the three months ended June 30, 2025, when compared to the three months ended June 30, 2024. The increase in Adjusted EBITDA was primarily driven by increases in Ting, Tucows Domains, and Wavelo. Ting contribution increased $2.8 million, primarily driven by subscriber growth across the markets we serve, the reduction in spend across sales and marketing activities, and reduced personnel costs from the execution of the 2024 Capital Efficiency Plan, and to a lesser extent, the February 2024 Workforce Reduction. The Wavelo contribution increased $1.4 million, primarily driven by the recognition of incremental revenues from both existing and new customers. Tucows Domains contribution increased by $1.3 million from strong expiry and wholesale results through the current period. These increases in Adjusted EBITDA were partially offset by decreases in Mobile Services and eliminations. Mobile Services and eliminations contribution decreased $2.2 million primarily from increasing MNO minimum purchase obligation related penalties, offset by reduced personnel costs with the execution of the 2024 Capital Efficiency Plan.

Adjusted EBITDA increased by $12.9 million, or 96%, to $26.3 million for the six months ended June 30, 2025, when compared to the six months ended June 30, 2024. The increase in Adjusted EBITDA was primarily driven by increases in Ting, Wavelo, and Tucows Domains. Ting contribution increased $11.5 million, primarily driven by subscriber growth across the markets we serve, the reduction in spend across sales and marketing activities, and reduced personnel costs from the execution of the 2024 Capital Efficiency Plan, and to a lesser extent, the February 2024 workforce reduction. The Wavelo contribution increased $3.1 million, primarily driven by the recognition of incremental revenues from both existing and new customers. Tucows Domains contribution increased by $2.9 million from strong expiry and wholesale results through the current period. These increases in Adjusted EBITDA were partially offset by decreases in Mobile Services and eliminations. Mobile Services and eliminations contribution decreased $4.6 million primarily from increasing MNO minimum purchase obligation related penalties and a decrease in income earned on sale of Transferred Assets to EchoStar, offset by reduced personnel costs with the execution of the 2024 Capital Efficiency Plan.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, our cash and cash equivalents balance decreased by $4.9 million, our funds held by trustee balance remained flat, and our secured notes reserve funds balance increased by $0.2 million when compared to December 31, 2024. The decrease in our cash balance was driven primarily by $4.7 million from cash used in operating activities, $2.5 million related to the repayment of the 2023 Credit Facility, and $8.9 million for additions to property and equipment. These decreases were offset by $11.6 million proceeds on disposal of property and equipment by Ting.

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

The 2023 Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Agreement requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio by maintaining at all times a Total Funded Debt to Adjusted EBITDA Ratio of not more than (i) 4.50:1:00 at any time from and after the Closing Date to and including December 30, 2023; (ii) 4.25:1:00 from December 31, 2023 to and including March 30, 2024; (iii) 4.00:1.00 from March 31, 2024 to and including June 29, 2024; and (iv) 3.75:1.00 thereafter; and (2) an interest coverage ratio by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio (as defined in the 2023 Credit Agreement) of not less than 3.00:1.00. As of June 30, 2025, the Company's leverage ratio was 3.14:1.00 and Interest Coverage Ratio was 3.99:1.00.

During the six months ended June 30, 2025, the Company made net repayments of $2.5 million towards the 2023 Credit Facility. The Company ended June 30, 2025 with a remaining principal balance of $192.9 million, for which the required repayment is due in 2026.

As of June 30, 2025, the Company held contracts in the amount of $55.6 million with BMO to trade U.S. dollars in exchange for Canadian dollars under an uncommitted treasury risk management facility which assists the Company with hedging Canadian dollar exposures. Please see the discussion in the Material Cash Requirements section below.

Cash Flow from Operating Activities

Net cash outflows from operating activities during the six months ended June 30, 2025 totaled $4.7 million, a decrease of 55% when compared to the six months ended June 30, 2024.

Net income, after adjusting for items not involving cash, during the six months ended June 30, 2025 was $0.2 million, an increase of 102% when compared to the prior quarter. Net income included non-cash charges and recoveries of $30.9 million such as depreciation, net right of use operating asset or liability, stock-based compensation, amortization of debt discount and issuance costs, amortization of intangible assets, loss (gain) on disposal of assets, impairment of property and equipment, deferred income taxes (recovery), net amortization of contract costs, undistributed earnings of equity method investee, and disposal of domain names. In addition, changes in our non-cash working capital contributed to a net cash outflow of $4.8 million. Cash utilization of $12.6 million from the changes in accrued liabilities, accounts receivable, prepaid expenses and deposits, deferred costs of fulfillment, contract asset, and accreditation fees payable, were partially offset by positive cash contributions of $7.8 million from the changes in deferred revenue, income taxes recoverable, inventory, accounts payable, and customer deposits.

Cash Flow from Financing Activities

Net cash outflows from financing activities during the six months ended June 30, 2025 totaled $2.5 million, a decrease of 79% when compared to the six months ended June 30, 2024. The total cash outflows related to a $2.5 million repayment towards the 2023 Credit Facility, slightly offset by a cash inflow of less than $0.1 million from proceeds received on exercise of stock options.

Cash Flow from Investing Activities

Net cash inflows from investing activities during the six months ended June 30, 2025 totaled $2.5 million, an increase of 108% when compared to the six months ended June 30, 2024. Cash inflows of $11.6 million related to proceeds on disposal of Ting property and equipment. These cash inflows were partially offset by $9.1 million of cash outflows. $8.9 million of the cash outflows related to investment in property and equipment to support the continued expansion of our Ting Internet Fiber network footprints in North Carolina, Colorado, and California as we seek to extend both our current network and expand to new markets, though at a slower rate following the execution of the 2024 Capital Efficiency Plan. $0.2 million of the cash outflows related to acquisition of intangible assets.

Material Cash Requirements

As of June 30, 2025, the Company's Cash and cash equivalents, restricted cash and secured notes reserve funds balances totaled $68.6 million, of which $51.6 million belonged to Ting Internet and $17.0 million belonged to the other Tucows' segments.

In our 2024 Annual Report, we disclosed our material cash requirements of both the Ting segment as well as the other segments excluding Ting. As of June 30, 2025, other than the items mentioned below, there have been no other material changes to our material cash requirements outside the ordinary course of business.

Ting

As of June 30, 2025, the balance owing on the Unit Purchase Agreement was $122.2 million ("Note 18 - Redeemable preferred units" of the Notes to the Consolidated Financial Statements included in Part I, of this report). On May 4, 2023, Tucows, through its indirect and wholly owned subsidiaries, including Ting Fiber, LLC entered into a definitive agreement relating to a securitized financing facility where Ting Issuer LLC, a Delaware limited liability company, issued the 2023 Term Notes for a total value of $238.5 million and 2024 Term Notes for a total value of $63.0 million ("Note 7 - Notes Payable" of the Notes to the Consolidated Financial Statements included in Part I, of this report). The combination of these agreements is expected to fund Ting operations through Fiscal 2025. As of June 30, 2025, Ting elected to accrue the quarterly preferred return on the redeemable preferred units. Ting's decision to defer payment of the preferred return impacted period-end cash and reflects a strategic cash management approach. If the preferred return remains unpaid for two consecutive quarters, the investor has the right to pursue certain remedies as described in "Note 18. Redeemable preferred units" of the Notes to the Consolidated Financial Statements included in Part I, of this Quarterly Report.

Ting committed to workforce reductions on February 7, 2024 and October 30, 2024, which aimed to reduce Ting’s workforce by 13% and 42%, respectively. Both plans were designed to lower year-over-year operating expenses by streamlining operations, reducing capital activities and reducing operating expenses within the Ting operating segment.

Ting incurred a net loss of $21.5 million and $24.0 million for the three months ended June 30, 2025 and June 30, 2024, respectively. As of June 30, 2025, Ting had $35.0 million in unrestricted cash and cash equivalents, $2.1 million in accounts receivable, $0.7 million in accounts payable. and $12.7 million in accrued liabilities. Comparatively, as of December 31, 2024, Ting had $45.4 million in unrestricted cash and cash equivalents, $1.2 million in accounts receivable, $1.2 million in accounts payable and $15.8 million in accrued liabilities. At June 30, 2025, Ting’s long-term liabilities included $289.6 million payable on the 2023 and 2024 Term Notes, as well as $122.2 million on the redeemable preferred units. Ting incurred an operating cash flow deficit of $1.1 million and $11.2 million for the three months ended June 30, 2025 and June 30, 2024, respectively. Ting has scheduled interest payments of $35.0 million in the twelve months following June 30, 2025.

Ting may not be able to meet its financial obligations over the twelve months following June 30, 2025 without additional financing. Ting has historically relied on the proceeds from its redeemable preferred units as well as its 2023 and 2024 Term Notes to fund its operations and the expansion of the Ting Fiber Internet footprint. Ting currently has limited capacity to expand its borrowings under the Base Indenture and it is uncertain whether Ting will be able to access additional Milestone Funding under the redeemable preferred unit facility. Our ability to obtain additional financing if required will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained, and which could result in additional dilution to our stockholders. If we do not have sufficient funds to continue operations, Ting could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

Tucows Businesses Excluding Ting

Tucows businesses excluding Ting, acquisitions and capital investments have been funded by the Company's operating income and the Company's existing 2023 Credit Agreement. As of June 30, 2025, the Company’s 2023 Credit Facility had an outstanding balance of $192.9 million. Tucows businesses excluding Ting make principal repayments from time to time.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of June 30, 2025.

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

As of June 30, 2025, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset (Liability)

July - September 2025	15,468	1.3609	52
October - December 2025	12,958	1.3609	97
January - March 2026	14,248	1.3609	154
April - June 2026	12,933	1.3609	175
	$55,607	1.3609	$478

As of June 30, 2025, the Company had $55.6 million of outstanding foreign exchange forward contracts which will convert to CDN $75.7 million. Of these contracts, $55.6 million met the requirements for hedge accounting.

As of December 31, 2024, the Company had $29.4 million of outstanding foreign exchange forward contracts which would convert to CDN $40.3 million. Of these contracts, $29.4 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the six months ended June 30, 2025. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the six months ended June 30, 2025. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the six months ended June 30, 2025 of approximately $2.6 million, before the effects of hedging. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of June 30, 2025, we had an outstanding balance of $192.9 million on the 2023 Credit Facility. The 2023 Credit Agreement added SOFR Loans as a form of advance available under the 2023 Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum). As of June 30, 2025, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on 2023 Credit Agreement by approximately $1.9 million, assuming that the loan balance as of June 30, 2025 is outstanding for the entire period.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation as of June 30, 2025 management has concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b)    Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2025, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ting incurred a net loss of $21.5 million and $24.0 million for the three months ended June 30, 2025 and June 30, 2024, respectively. As of June 30, 2025, Ting had $35.0 million in unrestricted cash and cash equivalents, $2.1 million in accounts receivable, $0.7 million in accounts payable. and $12.7 million in accrued liabilities. Comparatively, as of December 31, 2024, Ting had $45.4 million in unrestricted cash and cash equivalents, $1.2 million in accounts receivable, $1.2 million in accounts payable and $15.8 million in accrued liabilities. At June 30, 2025, Ting’s long-term liabilities included $289.6 million payable on the 2023 and 2024 Term Notes, as well as $122.2 million on the redeemable preferred units. Ting incurred an operating cash flow deficit of $1.1 million and $11.2 million for the three months ended June 30, 2025 and June 30, 2024, respectively. Ting has scheduled interest payments of $35.0 million in the twelve months following June 30, 2025.

Ting may not be able to meet its financial obligations over the twelve months following June 30, 2025 without additional financing. Ting has historically relied on the proceeds from its redeemable preferred units as well as its 2023 and 2024 Term Notes to fund its operations and the expansion of the Ting fiber Internet footprint. Ting currently has limited capacity to expand its borrowings under the Base Indenture and it is uncertain whether Ting will be able to access additional Milestone Fundings under the redeemable preferred unit facility. Our ability to obtain additional financing if required will be subject to a number of factors, including market conditions, our operating performance and investor sentiment.

In addition, should Ting fail to pay the Unsatisfied Preferred Return (as defined in "Note 18. Redeemable preferred units" of the Notes to the Consolidated Financial Statements included in Part I, of this Quarterly Report) associated with the Series A Preferred Units for two consecutive quarters, the “Cure”. Generate has the option to either (i) require Ting to redeem the Series A Preferred Units at the Redemption Price; or (ii) compel the sale of certain assets of Ting and/or its subsidiaries to Generate with a value equal to the Redemption Price. The Redemption Price is an amount equal to the outstanding Unreturned Series A Capital Balance plus the Unsatisfied Preferred Return (and pay a Make-Whole Premium if the redemption of the preferred units occurs within the four years following the Transaction Close). The Make-Whole Premium is an amount calculated immediately prior to redemption equal to:(i) (A) the Unreturned Series A Capital Balance and Unsatisfied Preferred Return outstanding immediately prior to such redemption plus (B) the cumulative and compounded Preferred Return that would have accrued (at the Preferred Rate as in effect immediately prior to such redemption) on such Unreturned Series A Capital Balance through and including the six-year anniversary of the Effective Date had such Series A Preferred Units not been redeemed, and thereafter applying to such sum a discount rate on a quarterly compounded basis equal to the Applicable Treasury Rate plus 50 basis points, less (ii) the Unreturned Series A Capital Balance and Unsatisfied Preferred Return outstanding immediately prior to such redemption.

If Ting fails to Cure and Generate exercises its rights under the LLC Agreement and if Ting is unable to raise additional capital when required or on acceptable terms, we may have to further restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained, and which could result in additional dilution to our stockholders. If we do not have sufficient funds to continue operations, Ting could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2025, the Company announced that its Board of Directors (“Board”) has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market (the “2025 Buyback Program”). The 2025 Buyback Program commenced on February 14, 2025 and is expected to terminate on February 13, 2026. For the three and six months ended June 30, 2025, the Company did not repurchase any shares under the 2024 Buyback Program.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (a “Rule 10b5-1 trading arrangement”) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K)

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

Date: August 7, 2025	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ IVAN IVANOV
Ivan Ivanov Chief Financial Officer
(Principal Financial and Accounting Officer)