Form 10-Q
period 2025-09-30
TUCOWS INC /PA/
filed 2025-11-06
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, there were 11,103,919 outstanding shares of common stock, no par value, of the registrant.

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

PART I.    FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Tucows Inc.

Condensed Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	September 30,	December 31,
	2025	2024

Assets

Current assets:
Cash and cash equivalents	$54,078	$56,903
Restricted cash	4,618	4,628
Accounts receivable, net of expected credit losses of $1,045 as of September 30, 2025 and $923 as of December 31, 2024	27,981	20,878
Deferred costs of fulfillment, current portion	99,643	101,467
Prepaid expenses and other	22,621	21,506
Total current assets	208,941	205,382

Deferred costs of fulfillment, long-term portion	16,677	15,508
Secured notes reserve funds	12,060	11,707
Property and equipment, net	287,960	331,049
Right of use lease asset	54,413	35,640
Intangible assets	20,978	24,755
Goodwill	130,410	130,410
Other assets	4,052	4,345
Total assets	$735,491	$758,796

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$32,117	$40,236
Derivative instrument liability	568	1,270
Operating lease liability, current portion	5,456	5,150
Contract liabilities, current portion	137,152	135,649
Other current liabilities	19,256	17,546
Total current liabilities	194,549	199,851

Contract liabilities, long-term portion	21,512	21,155
Operating lease liability, long-term portion	48,701	25,899
Syndicated revolver	189,420	194,426
Notes payable	290,642	287,646
Redeemable preferred units - no par value, 33,333,333 units authorized; 15,243,600 units issued and outstanding as of September 30, 2025 and December 31, 2024	131,763	122,156
Deferred tax liability	2,963	2,963

Stockholders' deficit
Common stock - no par value, 250,000,000 shares authorized; 11,089,663 shares issued and outstanding as of September 30, 2025 and 11,014,655 shares issued and outstanding as of December 31, 2024	37,907	36,581
Additional paid-in capital	22,412	19,241
Accumulated deficit	(203,947)	(150,158)
Accumulated other comprehensive loss	(431)	(964)
Total stockholders' deficit	(144,059)	(95,300)
Total liabilities and stockholders' deficit	$735,491	$758,796

See accompanying notes to condensed consolidated financial statements

Tucows Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Net revenues	$98,558	$92,297	$291,630	$269,177

Cost of revenues
Direct cost of revenues	57,830	52,613	172,060	155,735
Network, other costs	5,855	7,716	17,488	21,695
Network, depreciation and amortization	10,692	9,780	32,260	30,433
Total cost of revenues	74,377	70,109	221,808	207,863

Gross profit	24,181	22,188	69,822	61,314

Expenses:
Sales and marketing	11,882	15,180	34,818	48,491
Technical operations and development	4,682	4,615	13,433	14,153
General and administrative	9,650	11,485	28,552	30,491
Gain on disposition of property and equipment	(3,965)	-	(5,753)	-
Depreciation and amortization	785	955	2,537	3,342
Impairment of property and equipment	10,724	-	10,724	-
Total expenses	33,758	32,235	84,311	96,477

Loss from operations	(9,577)	(10,047)	(14,489)	(35,163)

Other income (expenses):
Interest expense, net	(13,901)	(13,095)	(41,135)	(37,527)
Other income, net	2,915	3,919	8,722	11,373
Total other income (expenses)	(10,986)	(9,176)	(32,413)	(26,154)

Loss before provision for income taxes	(20,563)	(19,223)	(46,902)	(61,317)

Provision (recovery) for income taxes	2,456	3,074	6,887	6,068

Net loss for the period	(23,019)	(22,297)	(53,789)	(67,385)

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities	(916)	415	(239)	(1,015)
Net amount reclassified to earnings	123	(7)	772	(176)
Other comprehensive income (loss) net of tax expense (recovery) of ($253) and $134 for the three months ended September 30, 2025 and September 30, 2024, and $174 and ($376) for the nine months ended September 30, 2025 and September 30, 2024.	(793)	408	533	(1,191)

Comprehensive loss, for the period	$(23,812)	$(21,889)	$(53,256)	$(68,576)

Basic and diluted loss per common share	$(2.08)	$(2.03)	$(4.87)	$(6.15)

Shares used in computing basic and diluted loss per common share	11,079,486	10,982,820	11,053,725	10,953,778

See accompanying notes to the condensed consolidated financial statements

Tucows Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Cash provided by:
Operating activities:
Net loss for the period	$(23,019)	$(22,297)	$(53,789)	$(67,385)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,477	10,735	34,797	33,775
Amortization of debt discount and issuance costs	1,173	1,159	3,514	3,301
Loss (gain) on disposal of assets	(3,965)	-	(5,753)	-
Impairment of property and equipment	10,885	852	11,524	905
Deferred income taxes (recovery)	252	(129)	(170)	350
Accretion of redeemable preferred units	9,351	1,863	9,351	9,758
Stock-based compensation expense	1,387	1,808	4,278	5,383
Change in non-cash operating working capital
Accounts receivable	(3,757)	(927)	(7,103)	3,314
Prepaid expenses and deposits	1,853	4,693	(370)	1,312
Deferred costs of fulfillment	2,641	(212)	655	(5,161)
Accounts payable & accrued liabilities	(3,691)	(3,373)	(7,547)	(9,744)
Contract liabilities	(4,041)	455	1,860	7,946
Other operating assets and liabilities	988	809	5,602	1,296
Net cash provided by (used in) operating activities	1,534	(4,564)	(3,151)	(14,950)

Financing activities:
Proceeds received on exercise of stock options	-	-	31	-
Proceeds from issuance of notes payable	-	62,991	-	62,991
Deferred notes payable financing costs	-	(2,011)	-	(2,011)
Repayment of syndicated revolver	(2,500)	(2,500)	(5,000)	(14,500)
Payment of syndicated revolver costs	(423)	(29)	(423)	(48)
Net cash provided by (used in) financing activities	(2,923)	58,451	(5,392)	46,432

Investing activities:
Proceeds on disposal of property and equipment and intangible asset	7,387	-	19,023	-
Additions to property and equipment	(3,851)	(14,516)	(12,756)	(44,793)
Acquisition of intangible assets	7	(478)	(206)	(576)
Net cash provided by (used in) investing activities	3,543	(14,994)	6,061	(45,369)

Increase (decrease) in cash and cash equivalents, restricted cash, and restricted cash equivalents	2,154	38,893	(2,482)	(13,887)

Cash and cash equivalents, restricted cash, and restricted cash equivalents beginning of period	68,602	52,198	73,238	104,978
Cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$70,756	$91,091	$70,756	$91,091

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the interim consolidated balance sheets to the amounts shown in the interim consolidated statements of cash flows above:

Cash and cash equivalents	54,078	75,209	54,078	75,209
Restricted cash included in funds held by trustee	4,618	4,303	4,618	4,303
Restricted cash included in secured notes reserve funds	12,060	11,579	12,060	11,579
Total cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$70,756	$91,091	$70,756	$91,091

Supplemental cash flow information:
Interest paid	$8,464	$11,352	$35,271	$28,856
Income taxes paid, net	$1,140	$2,451	$4,531	$5,278
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$1,865	$5,907	$1,865	$5,907

See accompanying notes to the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

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

2. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of Tucows and its subsidiaries as of September 30, 2025 and the results of operations and cash flows for the interim periods ended September 30, 2025 and 2024. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Tucows in conformity with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim Condensed Consolidated Financial Statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in Tucows' 2024 Annual Report on Form 10-K filed with the SEC on March 13, 2025 (the “2024 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three and nine months ended September 30, 2025 as compared to the significant accounting policies and estimates described in our 2024 Annual Report.

Change in presentation of condensed consolidated financial statements

Effective as of the Form 10-Q for the quarter ended March 31, 2025, filed on May 8, 2025, the Company has updated the format of its unaudited condensed consolidated financial statements. This revision condenses certain previously displayed line items to streamline presentation and improve clarity for the users of the financial statements.

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

3. “Income earned on sale of transferred assets, net” within the line item “Other income (expense)”

These line items are adjusted on the Company’s unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) to conform to the current period presentation. In addition, the Company provides additional disclosures related to “Income earned on sale of transferred assets, net” in “Note 18 – Other income (expense)”

Change in presentation of Condensed Consolidated Statements of Cash flows

Prior period balances have been adjusted to combine following line items:

1. “Net amortization contract costs”, “Net Right of use operating assets/Operating lease liability”, “Disposal of domain names”, “Undistributed earnings of equity method investee”, “Contract assets”, “Inventory”, “Income taxes recoverable”, “Customer deposits” and “Accreditation fees payable” within the line item “Other operating assets and liabilities”

These line items are adjusted on the Company’s unaudited Condensed Consolidated Statements of Cash flows to conform to the current period presentation.

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

In September 2025, FASB issued ASU 2025‑06 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The amendments update the accounting model for internal-use software by eliminating the prescriptive “development-stage” framework and replacing it with a “probable-to-complete” threshold and a “significant development uncertainty” evaluation. The amendments also remove separate guidance for website development costs and require entities to apply the property, plant, and equipment disclosure requirements in Subtopic 360-10 to capitalized internal-use software. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.

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

The Company has designated certain of these foreign exchange transactions as cash flow hedges of forecasted transactions under ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASC Topic 815”). For certain contracts, as the critical terms of the hedging instrument, and of the entire hedged forecasted transaction, are the same, in accordance with ASC Topic 815, the Company has been able to conclude that changes in fair value and cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. Accordingly, for the foreign exchange, unrealized gains or losses on the effective portion of these contracts were included within other comprehensive income and reclassified to earnings when the hedged transaction is settled. Cash flows from hedging activities were classified under the same category as the cash flows from the hedged items in the Condensed Consolidated Statements of Cash Flows. The fair value of the foreign exchange contract, as of  September 30, 2025 and December 31, 2024, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of September 30, 2025, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $40.1 million, all of which met the requirements of ASC Topic 815 and were designated as hedges.

As of December 31, 2024, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $29.4 million, all of which met the requirements of ASC Topic 815 and were designated as hedges.

As of September 30, 2025, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset (Liability)

October - December 2025	12,958	1.3609	(230)
January - March 2026	14,248	1.3609	(200)
April - June 2026	12,933	1.3609	(138)
	$40,139	1.3609	$(568)

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our Condensed Consolidated Financial Statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the Condensed Consolidated Balance Sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of September 30, 2025 Fair Value Asset (Liability)	As of December 31, 2024 Fair Value Asset (Liability)
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$(568)	$(1,270)
Total foreign currency forward contracts (net)	Derivative instruments	$(568)	$(1,270)

Movement in Accumulated other comprehensive income (AOCI) balance for the three months ended September 30, 2025 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI Balance - June 30, 2025	$478	$(116)	$362
Other comprehensive income (loss) before reclassifications	(1,208)	292	(916)
Amount reclassified from AOCI	162	(39)	123
Other comprehensive income (loss) for the three months ended September 30, 2025	(1,046)	253	(793)

Ending AOCI Balance - September 30, 2025	$(568)	$137	$(431)

Movement in AOCI balance for the nine months ended September 30, 2025 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2024	$(1,275)	$311	$(964)
Other comprehensive income (loss) before reclassifications	(310)	71	(239)
Amount reclassified from AOCI	1,017	(245)	772
Other comprehensive income (loss) for the nine months ended September 30, 2025	707	(174)	533

Ending AOCI Balance - September 30, 2025	$(568)	$137	$(431)

Effects of derivative instruments on income and AOCI for the three months ended September 30, 2025 and 2024 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(129)
Foreign currency forward contracts for the three months ended September 30, 2025	$(916)	Cost of revenues	$(33)

		Operating expenses	$7
Foreign currency forward contracts for the three months ended September 30, 2024	$415	Cost of revenues	$2

Effects of derivative instruments on income and AOCI for the nine months ended September 30, 2025 and 2024 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(815)
Foreign currency forward contracts for the nine months ended September 30, 2025	$(239)	Cost of revenues	$(202)

		Operating expenses	$190
Foreign currency forward contracts for the nine months ended September 30, 2024	$(1,015)	Cost of revenues	$41

5. Property and Equipment

  Property and equipment consist of the following (Dollar amounts in thousands of U.S. dollars):

	September 30,	December 31,
	2025	2024
Computer equipment	$47,785	$53,907
Computer software	1,935	1,935
Capitalized internal use software	58,499	50,706
Furniture and equipment	1,893	1,893
Vehicles and tools	8,866	10,638
Fiber network	270,102	272,959
Customer equipment and installations	61,914	58,883
Land	1,109	1,109
Buildings	9,314	9,208
Assets under construction	10,917	25,810
Leasehold improvements	748	743
	473,083	487,791
Less:
Accumulated depreciation	185,123	156,742
	$287,960	$331,049

Depreciation of property and equipment (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation of property and equipment	10,405	9,526	31,404	29,686

Impairment of Property and Equipment

          During the three and nine months ended September 30, 2025, the Company recognized a total impairment expense of $10.9 million and $11.5 million, respectively.

In the third quarter of 2025, management completed a review of remaining construction assets following the implementation of the 2024 Capital Efficiency Plan (as discussed and defined in Note 20 - “Restructuring Costs”). As part of this review, certain assets were determined to no longer be usable or recoverable in ongoing operations or future network builds. Management concluded that these assets met the definition of ‘assets disposed of by abandonment’ under ASC 360-10.

As part of this assessment, management re-evaluated the estimated salvage values of the abandoned construction assets based on current market conditions and expected recoveries. This reassessment resulted in a reduction in estimated recoverable amounts, and a corresponding write-down was recorded to reflect the updated estimates as of September 30, 2025.

In total, $14.9 million of abandoned computer equipment and assets under construction were impaired, with an estimated salvage value of $4.9 million, resulting in a recorded impairment charge of $10.0 million for the three months and nine months ended September 30, 2025. This charge is recorded within “Impairment of property and equipment” in the Condensed Consolidated Statement of Operations and Comprehensive Loss. Additionally an impairment loss of $0.7 million was recognized related to ROU assets which is discussed under the Note 13 - “Leases”.

There were $0.8 million of impairment charges related to specific network assets that were identified through routine inspections as being damaged and no longer in use and are recorded under “Network, other costs” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Asset Dispositions

During the third quarter of 2025, the Company sold property and equipment and intangibles for total consideration of $8.5 million, comprising cash proceeds and a $0.4 million indemnification holdback. The net book value of the assets at the time of the sales was $4.4 million, resulting in a gain of $4.0 million, which is included in "Gain on disposition of property and equipment" in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

During the nine months ended September 30, 2025, the Company sold property and equipment and intangibles for gross proceeds of $20.8 million, comprising cash proceeds and a $1.0 million indemnification holdback. The net book value of the assets at the time of the sales was $15.0 million, resulting in a gain of $5.8 million, which is included in "Gain on disposition of property and equipment" in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

6. Goodwill and Other Intangible Assets

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance remained consistent at $130.4 million as of  September 30, 2025 and December 31, 2024. The Company's goodwill relates 83% ($107.7 million) to the Tucows Domains operating segment and 17% ($22.7 million) to the Ting operating segment.

Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present. No impairment charge was recognized during the three and nine months ended September 30, 2025 and 2024.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended  September 30, 2025 and September 30, 2024, the Company assessed that all domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should be renewed.

Finite-life intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years. The weighted average amortization period for all finite-life intangible assets is 5.4 years.

For the three and nine months ended September 30, 2025, the Company acquired customer relationship assets through hosting agreements for NIL and $0.2 million. These assets are being amortized over seven years.

Net book value of acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, June 30, 2025	$11,140	$1,125	$334	$7,367	$1,215	$706	$21,887
Adjustment to acquisition of customer relationships	-	-	-	(7)	-	-	(7)
Disposals from domain portfolio, net	(1)	(1)	-	-	-	-	(2)
Finalization of amounts relating to disposal of Cedar intangible assets	-	-	-	172	-	-	172
Amortization expense	-	-	(15)	(878)	(155)	(24)	(1,072)
Balances, September 30, 2025	$11,139	$1,124	$319	$6,654	$1,060	$682	$20,978

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, December 31, 2024	$11,145	$1,127	$424	$9,748	$1,526	$785	$24,755
Acquisition of customer relationships	-	-	-	206	-	-	206
Disposals from domain portfolio, net	(6)	(3)	-	-	-	-	(9)
Write-down of Cedar intangible assets	-	-	-	(213)	-	(29)	(242)
Disposal of Cedar intangible assets	-	-	-	(339)	-	-	(339)
Amortization expense	-	-	(105)	(2,748)	(466)	(74)	(3,393)
Balances, September 30, 2025	$11,139	$1,124	$319	$6,654	$1,060	$682	$20,978

The following table shows the estimated amortization expense for each of the next 5 years and thereafter, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
Remainder of 2025	$1,272
2026	3,450
2027	1,896
2028	1,521
2029	306
Thereafter	270
Total	$8,715

7. Syndicated Revolver

2023 Credit Facility

On September 22, 2023, the Company and its wholly owned subsidiaries, Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Wavelo, Inc. and Tucows (Emerald), LLC (each, a “Borrower” and together, the “Borrowers”) and certain other subsidiaries of the Company, as guarantors, entered into a Credit Agreement (the “2023 Credit Agreement”) with Bank of Montreal, as administrative agent (“BMO” or the “Agent”), and the lenders party thereto (the “Lenders”), to, among other things, provide the Borrowers with a revolving credit facility in an aggregate amount not to exceed $240 million (the “2023 Credit Facility”). The Borrowers may request an increase to the Credit Facility through new commitments of up to $60 million if the Total Funded Debt to Adjusted EBITDA Ratio (as defined in the 2023 Credit Agreement) is less than 3.75:1.00. In connection with the 2023 Credit Facility, the Company incurred $0.9 million of fees paid to the Lenders and $0.3 million of legal fees related to the debt issuance. These fees have been reflected as a reduction to the carrying amount of the loan payable and will be amortized over the term of the 2023 Credit Agreement.

On September 8, 2025, the Borrowers entered into a one-year Extension Agreement (the “Extension Agreement”). The Extension Agreement extends the term of the 2023 Credit Agreement through September 22, 2027. The material terms of the 2023 Credit Agreement remain unchanged; however, the Extension Agreement amends certain definitions relating to the treatment of specified expenses in the calculation of Adjusted EBITDA for purposes of the Total Funded Debt to Adjusted EBITDA Ratio financial covenant. In connection with the Extension Agreement, the Company incurred $0.4 million of fees paid to the Lenders. These fees have been reflected as reduction to the carrying amount of the loan payable and will be amortized over the extended term from September 2026 to September 2027.

During the three months ended September 30, 2025 and September 30, 2024,  the Company made repayments of $2.5 million and $2.5 million, respectively, on the 2023 Credit Facility. During the nine months ended September 30, 2025 and September 30, 2024,  the Company made repayments of $5.0 million and $14.5 million, respectively,  on the 2023 Credit Facility.

2023 Credit Facility Terms

The 2023 Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Agreement requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio by maintaining at all times a Total Funded Debt to Adjusted EBITDA Ratio of not more than 3.75:1.00; and (2) an interest coverage ratio by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 3.00:1.00. The required principal repayment of $190.4 million is due in September 2027.

During the three and nine months ended September 30, 2025, and the three and nine months ended September 30, 2024 the Company was in compliance with the covenants under its credit agreements in effect at the time. During the three and nine months ended September 30, 2025 and September 30, 2024, the Company recognized $0.1 million, $0.1 million, $0.4 million and $0.4 million of interest expense related to the amortization of the debt issuance costs of the 2023 Credit Facility, respectively.

Borrowings under the 2023 Credit Facility will accrue interest and standby fees based on the Company's Total Funded Debt to Adjusted EBITDA ratio and the availment type as follows:

	If Total Funded Debt to EBITDA is:
Availment type or fee	Less than 2.00	Greater than or equal to 2.00 and less than 2.75	Greater than or equal to 2.75 and less than 3.50	Greater than or equal to 3.50 and less than 3.75
Canadian dollar borrowings based on the Canadian overnight repo rate average or U.S. dollar borrowings based on SOFR and letter of credit fees (Margin)	1.50%	2.00%	2.50%	3.00%
Canadian borrowings based on Prime Rate or Canadian or U.S. dollar borrowings based on Base Rate (Margin)	0.25%	0.75%	1.25%	1.75%
Standby fees	0.30%	0.40%	0.50%	0.60%

The following table summarizes the Tucows businesses excluding Ting's borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	September 30, 2025	December 31, 2024

Principal	$190,400	$195,400
Less: unamortized debt discount and issuance costs	(980)	(974)
Syndicated Revolver, long-term portion	$189,420	$194,426

8. Notes Payable

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

As of September 30, 2025, the Company was in compliance with all required covenants. As of September 30, 2025, the Company’s scheduled principal repayments for the 2023 Term Notes of $238.5 million is due on April 2028 and 2024 Term Notes of $63.0 million is due on August 2029.

During the three and nine months ended September 30, 2025, the Company recognized $1.0 million and $3.0 million and during the three and nine months ended September 30, 2024, the Company recognized $0.9 million and $2.7 million of interest expense related to the amortization of the debt discount and issuance costs of the 2023 Notes and 2024 Notes.

The following table summarizes Ting's borrowings under the 2023 and 2024 Term Notes (Dollar amounts in thousands of U.S. dollars):

	September 30, 2025	December 31,2024

Principal	$301,505	$301,505
Less: unamortized issuance costs	(5,027)	(6,341)
Less: unamortized discount	(5,836)	(7,518)
Note payable, long-term portion(1)	$290,642	$287,646

(1) During the three and nine months ended September 30, 2025, the Company capitalized $0.1 million and $0.2 million of interest expenses pertaining to the 2023 and 2024 Term Notes directly attributable to the development of certain AUC assets, respectively. Comparatively, for the three and nine months ended September 30, 2024, the Company capitalized $0.3 million and $1.0 million, respectively, of interest expenses pertaining to the 2023 Term Notes directly attributable to the development of certain AUC assets.

Restricted Cash

Under the terms of the Indenture, revenues generated from the Securitized Assets are deposited into accounts controlled by the Indenture Trustee within two business days of receipt. The Company has no access to or control of the funds held in trust until they are disbursed by the Indenture Trustee on the 20th day of each calendar month (the “Payment Date”). In accordance with the Indenture, on each Payment Date the Indenture Trustee disburses, on behalf of the Obligor, administration fees to service providers, interest payments to the noteholders, liquidity reserve top-ups (if required), and the remaining funds to accounts controlled by the Obligor. Funds held in trust with the Indenture Trustee at the reporting date are presented as “Restricted cash” on the Company’s Condensed Consolidated Balance Sheet.

As of September 30, 2025, and December 31, 2024, Restricted cash totaled $4.6 million and $4.6 million, respectively.

Under the terms of the Indenture, the Company is also required to maintain a liquidity reserve fund equal to the sum of (A) six times the total amount of fund administration fees payable on each payment date after May 20, 2023 and (B) six times the total amount of monthly interest on the 2023 and 2024 Term Notes due and payable on each payment date after May 20, 2023. The liquidity reserve is maintained with the Indenture Trustee until the maturity of the 2023 and 2024 Term Notes and the balance is presented as “Secured notes reserve funds” on the Company’s Condensed Consolidated Balance Sheet.

As of  September 30, 2025, and December 31, 2024, secured notes reserve funds totaled $12.1 million and $11.7 million, respectively.

9. Income Taxes

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

For the three and nine months ended September 30, 2025, the Company recorded an income tax expense of $2.5 million and $6.9 million, on net loss before income taxes of $20.6 million and $46.9 million respectively, using an estimated effective tax rate for the fiscal year ending December 31, 2025. Our effective tax rates for the three and nine months ended September 30, 2025 differ from the U.S. federal statutory rate primarily due to an increase in valuation allowance on net operating losses and the impact of foreign earnings.

Comparatively, for the three and nine months ended September 30, 2024, the Company recorded an income tax expense of $3.1 million and $6.1 million, on net loss before income taxes of $19.2 million and $61.3 million, respectively, using an estimated effective tax rate for the fiscal year ending December 31, 2024. Our effective tax rates for the three months and nine months ended September 30, 2024 differ from the U.S. federal statutory rate primarily due to an increase in valuation allowance on net operating losses and the impact of foreign earnings.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, enacting a number of significant changes to the U.S. tax code. The tax effects of OBBBA were not material to the Company's provision for income taxes for the three and nine months ended September 30, 2025. The Company continues to evaluate certain elective provisions of OBBBA and their potential impact on future periods and related disclosures.

10. Basic and Diluted Loss per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted loss per common share computation (Dollar amounts in thousands of U.S. dollars, except for share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Numerator for basic and diluted loss per common share:
Net loss for the period	$(23,019)	$(22,297)	$(53,789)	$(67,385)

Denominator for basic and diluted loss per common share:
Basic and diluted weighted average number of common shares outstanding	11,079,486	10,982,820	11,053,725	10,953,778

Basic and diluted loss per common share	$(2.08)	$(2.03)	$(4.87)	$(6.15)

For the three and nine months ended September 30, 2025 and September 30, 2024, the Company recorded a net loss, thus all outstanding options were considered anti-dilutive and excluded from the computation of diluted income per common share.

11. Revenue

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Ting:
Fiber Internet Services	$16,976	$15,310	$49,701	$43,983

Wavelo:
Platform Services	11,856	10,075	35,908	29,935
Other professional services	-	7	-	38
Total Wavelo	11,856	10,082	35,908	29,973

Tucows Domains
Wholesale
Domain Services	51,888	49,871	153,448	146,527
Value Added Services	6,107	5,175	17,767	14,402
Total Wholesale	57,995	55,046	171,215	160,929

Retail	9,842	9,669	29,481	28,036
Total Tucows Domains	67,837	64,715	200,696	188,965

Corporate and other:
Mobile Services and eliminations	1,889	2,190	5,325	6,256

	$98,558	$92,297	$291,630	$269,177

During the three and nine months ended September 30, 2025, one customer within the Wavelo segment accounted for 12% of the Company's total revenue amounting to $11.3 million and $34.4 million, respectively.  During the three and nine months ended September 30, 2024, one customer within the Wavelo segment accounted for 11% of the Company's total revenue amounting to $9.8 million and $29.2 million, respectively.

At September 30, 2025, one customer represented 51% of accounts receivables. As of December 31, 2024, one customer represented 56% of total accounts receivable.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Ting:
Fiber Internet Services	$6,478	$4,321	$21,021	$14,434

Wavelo:
Platform Services	88	63	320	727
Other professional services	-	-	-	26
Total Wavelo	88	63	320	753

Tucows Domains:
Wholesale
Domain Services	41,793	40,180	123,368	117,764
Value Added Services	450	509	1,386	1,576
Total Wholesale	42,243	40,689	124,754	119,340

Retail	4,380	4,216	12,953	12,410
Total Tucows Domains	46,623	44,905	137,707	131,750

Corporate and other:
Mobile Services and eliminations	4,641	3,324	13,012	8,798

Network Expenses:
Network, other costs	5,694	6,864	16,688	20,790
Network, depreciation and amortization cost	10,692	9,780	32,260	29,336
Network, impairment	161	852	800	905
Total Network Expenses	16,547	17,496	49,748	52,128

	$74,377	$70,109	$221,808	$207,863

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

Significant changes in contract liabilities for the nine months ended September 30, 2025 were as follows (Dollar amounts in thousands of U.S. dollars):

September 30, 2025

Balance, beginning of period	$156,804
Contract liabilities	206,322
Recognized revenue	(204,462)
Balance, end of period	$158,664

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

12. Costs to obtain and fulfill a Contract

Deferred costs of fulfillment

Deferred costs to fulfill contracts primarily consist of domain registration costs which have been paid to a domain registry and are capitalized as deferred costs of fulfillment. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. The Company also defers certain technology design and data migration costs it incurs to fulfill its performance obligations contained in our platform services arrangements. There were no impairment losses recognized in relation to the costs capitalized during the nine months ended September 30, 2025. Amortization expense is included in cost of revenue.

The breakdown of the movement in the deferred costs of fulfillment balance for the nine months ended September 30, 2025 is as follows (Dollar amounts in thousands of U.S. dollars).

September 30, 2025

Balance, beginning of period	$116,975
Deferral of costs	138,105
Amortized expense included in cost of revenue	(138,760)
Balance, end of period	$116,320

13. Leases

We lease datacenters, corporate offices, warehouses and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense (leases with a total term greater than 12 months)	$2,793	$1,800	$7,545	$5,158
Short-term lease expense (leases with a total term of 12 months or less)	15	9	28	25
Variable lease expense	162	560	537	1,734
Total lease expense	$2,970	$2,369	$8,110	$6,917

Lease expense is presented in general and administrative expenses and network expenses within our Condensed Consolidated Statements of Operations and Comprehensive Loss.

Variable lease payments are determined based on specific terms and conditions outlined in the lease agreements. These may include payments for utilities, which are based on actual usage, and maintenance costs, which are determined based on expenses incurred.

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Supplemental cash flow information:	2025	2024	2025	2024
Operating lease - operating cash flows (fixed payments)	$2,610	$1,927	$6,706	$5,565
Operating lease - operating cash flows (liability reduction)	$1,556	$1,506	$4,428	$4,406
New right of use assets - operating leases	$15,263	$6,290	$28,209	$10,397

Supplemental balance sheet information related to leases:	September 30, 2025	December 31, 2024
Incremental borrowing rate	8.69%	8.09%
Weighted average remaining lease term	15.11 yrs	14.60 yrs

Maturity of lease liability as of  September 30, 2025 (Dollar amounts in thousands of U.S. dollars):

September 30, 2025
Remaining of 2025	$2,488
2026	9,549
2027	8,494
2028	7,810
2029	8,171
Thereafter	64,769
Total future lease payments	101,281
Less imputed interest	47,124
Total	$54,157

Operating lease payments include payments under the non-cancellable term, without any additional amounts related to options to extend lease terms that are reasonably certain of being exercised.

We have agreements with several third-party network partners who construct and operate fiber networks used to deliver our internet services. Under these arrangements, the partners build and activate new serviceable addresses each month. The financial terms of these arrangements may include fixed fees, variable fees, or a combination of both. The partners control and manage the construction. We do not control the construction process and are therefore not considered the owner during buildout. The leases for these addresses will commence once the lessor makes the underlying assets available for our use, to deliver services to our customers.

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

Impairment of ROU asset

During the quarter ended September 30, 2025, the Company recognized an impairment loss of $0.7 million related to two warehouse related ROU assets that were written down to their fair value. Management concluded that these assets met the definition of ‘assets disposed of by abandonment’ under ASC 360-10. In accordance with ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The impairment loss is recorded within “Impairment of property and equipment” in the Condensed Consolidated Statement of Operation and Comprehensive Loss and the related lease liabilities remain on the balance sheet and continue to be measured using the effective interest method.

14. Segment Reporting

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

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in “Note 11 – Revenue”), which is regularly reported to the chief operating decision maker, and the reconciliations thereof to our income before taxes, are set out in the following tables (Dollar amounts in thousands of U.S. dollars):

	Ting	Wavelo	Tucows Domains	Consolidated Totals
For the Three Months Ended September 30, 2025

Revenue from external customers	$16,976	$11,408	$67,837	$96,221
Intersegment revenues (1)	-	448	-	448
Total net revenues	16,976	11,856	67,837	96,669
Less:
Cost of revenues (2)	5,613	88	46,623	52,324
Network, other costs (2)	2,297	2,258	1,819	6,374
Sales and marketing	5,030	2,475	3,869	11,374
Technical operations and development	510	2,181	1,893	4,584
General and administrative	4,510	1,177	1,289	6,976
Other segment items (3)	(102)	(608)	247	(463)
Segment Adjusted EBITDA	$(882)	$4,285	$12,097	$15,500

	Ting	Wavelo	Tucows Domains	Consolidated Totals
For the Three Months Ended September 30, 2024

Revenue from external customers	$15,310	$10,010	$64,715	$90,035
Intersegment revenues (1)	-	72	-	72
Total net revenues	15,310	10,082	64,715	90,107
Less:
Cost of revenues (2)	2,639	63	44,905	47,607
Network, other costs (2)	4,053	2,690	1,710	8,453
Sales and marketing	8,590	2,278	3,488	14,356
Technical operations and development	922	1,675	1,718	4,315
General and administrative	4,401	963	1,540	6,904
Other segment items (3)	(225)	(1,016)	(175)	(1,416)
Segment Adjusted EBITDA	$(5,070)	$3,429	$11,529	$9,888

	Ting	Wavelo	Tucows Domains	Consolidated Totals
For the Nine Months Ended September 30, 2025

Revenue from external customers	$49,701	$34,588	$200,696	$284,985
Intersegment revenues (1)	-	1,320	-	1,320
Total net revenues	49,701	35,908	200,696	286,305
Less:
Cost of revenues (2)	17,972	320	137,707	155,999
Network, other costs (2)	6,946	6,890	5,478	19,314
Sales and marketing	14,424	7,612	11,261	33,297
Technical operations and development	1,483	5,706	5,954	13,143
General and administrative	14,460	3,107	4,296	21,863
Other segment items (3)	(197)	(1,821)	(180)	(2,198)
Segment Adjusted EBITDA	$(5,387)	$14,094	$36,180	$44,887

	Ting	Wavelo	Tucows Domains	Consolidated Totals
For the Nine Months Ended September 30, 2024

Revenue from external customers	$43,983	$29,755	$188,965	$262,703
Intersegment revenues (1)	-	218	-	218
Total net revenues	43,983	29,973	188,965	262,921
Less:
Cost of revenues (2)	8,905	753	131,750	141,408
Network, other costs (2)	12,677	7,719	5,311	25,707
Sales and marketing	30,442	5,830	10,228	46,500
Technical operations and development	2,594	4,967	5,313	12,874
General and administrative	13,563	2,754	4,423	20,740
Other segment items (3)	(3,149)	(2,177)	(817)	(6,143)
Segment Adjusted EBITDA	$(21,049)	$10,127	$32,757	$21,835

(1) Intercompany revenues earned for provision of services on the Internet Service Operating System ("ISOS") and Subscriber Management ("SM") platforms between Wavelo and Ting are included in Wavelo's segment revenues for purposes of segment analysis, but are ultimately eliminated upon consolidation.

(2) Network Costs in segment reports provided to the CODM include certain construction expenses for Ting, which are reported as Direct Costs of Revenue in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

(3) Other segment items for each reportable segment includes other income, as well as adjustments to add back (deduct): gains and losses from unrealized foreign currency, stock-based compensation expense and acquisition and transition costs, which are included in other line items but are excluded from our definition of Segment Adjusted EBITDA.

The following table reconciles Segment Adjusted EBITDA for the period to Net loss before tax for the three and nine months ended September 30, 2025 and September 30, 2024

Reconciliation of Segment Adjusted EBITDA to Net loss before tax	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of U.S. Dollars)	2025	2024	2025	2024

Segment Adjusted EBITDA	$15,500	$9,888	$44,887	$21,835
Reconciling items:
Corporate and other (1)	(2,231)	(1,200)	(5,370)	233
Depreciation of property and equipment	(10,405)	(9,526)	(31,404)	(29,686)
Impairment and loss (gain) on disposition of property and equipment	(6,920)	(852)	(5,771)	(905)
Amortization of intangible assets	(1,072)	(1,209)	(3,393)	(4,089)
Interest expense, net	(13,901)	(13,095)	(41,135)	(37,527)
Stock-based compensation	(1,387)	(1,808)	(4,278)	(5,383)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	164	197	601	(357)
Acquisition and other costs (2)	(311)	(1,618)	(1,039)	(5,438)

Net loss before tax	$(20,563)	$(19,223)	$(46,902)	$(61,317)

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

Revenue from sources outside of Canada and the United States of America comprises less than 10% of our total operating revenue.

(b)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of U.S. dollars):

	September 30, 2025	December 31, 2024

Canada	$804	$897
United States	287,152	330,148
Europe	4	4
	$287,960	$331,049

(c)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of U.S. dollars):

	September 30, 2025	December 31, 2024

Canada	$833	$1,258
United States	7,882	11,225
	$8,715	$12,483

Under ASC 326, the Company assesses the adequacy of its allowance for expected credit losses based on historical loss experience, current economic conditions and reasonable forecasts. Our evaluation considers the short-term nature of our receivables and the high credit quality of our customer base, which mitigates significant credit risk exposure.

(d)           The following table summarizes our expected credit losses ("ECL") (Dollar amounts in thousands of U.S. dollars):

Expected credit losses	Balance at beginning of period	Increase in ECL provision	Write-offs during period	Balance at end of the period

Nine months ended September 30, 2025	$923	$161	$(39)	1,045
Twelve months ended December 31, 2024	$511	$412	$-	923

15. Stockholders' Deficit

The following table summarizes stockholders' deficit transactions for the three and nine months ended September 30, 2025 (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained earnings	comprehensive	stockholders'
	Number	Amount	capital	(Accumulated Deficit)	income (loss)	deficit

Balances, June 30, 2025	11,065,641	$37,429	$21,451	$(180,928)	$362	$(121,686)

Stock-based compensation(1)	24,022	478	961	-	-	1,439
Net loss	-	-	-	(23,019)	-	(23,019)
Other comprehensive loss	-	-	-	-	(793)	(793)
Balances, September 30, 2025	11,089,663	$37,907	$22,412	$(203,947)	$(431)	$(144,059)

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained earnings	comprehensive	stockholders'
	Number	Amount	capital	(Accumulated Deficit)	income (loss)	deficit

Balances, December 31, 2024	11,014,655	$36,581	$19,241	$(150,158)	$(964)	$(95,300)
Exercise of stock options	-	-	31	-	-	31
Stock-based compensation(1)	75,008	1,326	3,140	-		4,466
Net loss	-	-	-	(53,789)	-	(53,789)
Other comprehensive loss	-	-	-	-	533	533
Balances, September 30, 2025	11,089,663	$37,907	$22,412	$(203,947)	$(431)	$(144,059)

(1) The Company capitalizes stock-based compensation costs directly attributable to the development of qualifying assets. Qualifying assets include internal use software (“IUS”), assets under construction (“AUC”), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the three and nine months ended September 30, 2025, the Company capitalized $0.1 million and $0.2 million of stock-based compensation directly attributable to the development of certain IUS assets. During the three and nine months ended September 30, 2024, the Company capitalized $0.1 million and $0.2 million of stock-based compensation directly attributable to the development of certain IUS assets.

2025 Stock Buyback Program

On February 13, 2025, the Company announced that its Board of Directors (“Board”) approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 14, 2025 and is expected to terminate on February 13, 2026. For the three and nine months ended September 30, 2025, the Company did not repurchase shares under this program.

2024 Stock Buyback Program

On February 22, 2024, the Company announced that its Board has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on February 23, 2024 and terminated on February 22, 2025. For the nine months ended September 30, 2025 and  September 30, 2024, the Company did not repurchase shares under this program.

2023 Stock Buyback Program

On  February 9, 2023, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. Purchases were to be made exclusively through the facilities of the NASDAQ Capital Market. The stock buyback program commenced on  February 10, 2023 and was terminated on  February 9, 2024. For the nine months ended September 30, 2024 the Company did not repurchase shares under this program.

16. Share-based Payments

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

Details of Company stock option transactions for the three and nine months ended  September 30, 2025 and  September 30, 2024 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	1,046,219	$39.82	1,186,961	$54.30
Granted	23,000	17.38	146,408	22.02
Exercised	-	-	-	-
Forfeited	(2,760)	24.55	(19,402)	33.78
Expired	(114,988)	50.35	(123,507)	54.87
Outstanding, end of period	951,471	37.63	1,190,460	45.71
Options exercisable, end of period	535,018	$52.34	625,627	$59.02

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	1,122,700	$45.86	1,132,632	$54.61
Granted	129,814	18.94	323,358	21.02
Exercised	-	-	-	-
Forfeited	(48,528)	29.53	(92,374)	24.73
Expired	(252,515)	56.65	(173,156)	56.33
Outstanding, end of period	951,471	37.63	1,190,460	45.71
Options exercisable, end of period	535,018	$52.34	625,627	$59.02

As of September 30, 2025, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$16.47 - $19.93	147,162	$2.62	0.6	$36	19,375	$19.20	4.4	$8
$20.25 - $28.37	357,230	22.79	5.5	-	116,692	23.53	5.3	-
$30.70 - $30.74	5,000	30.74	4.2	-	2,500	30.74	4.2	-
$40.04 - $48.00	129,340	42.00	3.7	-	96,108	42.02	3.7	-
$51.82 - $59.98	13,350	55.53	1.3	-	13,350	55.53	1.3	-
$60.01 - $68.41	146,066	60.93	1.2	-	144,896	60.94	1.2	-
$70.13 - $79.51	144,323	78.48	2.1	-	135,347	78.70	2.2	-
$80.61 - $82.07	9,000	80.61	3.0	-	6,750	80.61	3.0	-
	951,471	$37.63	3.2	$36	535,018	$52.34	3.0	$8

Total unrecognized compensation cost relating to unvested stock options at September 30, 2025, prior to the consideration of expected forfeitures, is approximately $3.5 million and is expected to be recognized over a weighted average period of 2.7 years.

2022 Wavelo Equity Compensation Plan

On November 9, 2022 the Board of Wavelo approved Wavelo's Equity Compensation Plan (“ECP”), which has been established for the benefit of the employees, officers, directors and certain consultants of Wavelo or Tucows. The Wavelo stock options were introduced in order to provide variable compensation that helps retain executives and ensures that our executives' interests are aligned with those stakeholders of the business to grow long-term value. The maximum number of Wavelo common shares which have been set aside for issuance under the 2022 Plan is 20 million shares. In June 2024, the Board approved an increase in the authorized share count to 120 million shares, with a corresponding increase in the option pool to 25 million shares. The options issued under the ECP primarily vest over a period of three years and have a seven-year term. For the initial grants under the plan, the first 25% became exercisable within three months and vesting ratably monthly thereafter, after the third year. Compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of share-based instrument at the time of the grant and are recognized as expense over the vesting period of the share-based instrument. The Company recognizes forfeitures as they occur.

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

Details of Wavelo's stock option transactions for the three and nine months ended  September 30, 2025 and  September 30, 2024 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	15,626,013	$1.33	16,779,846	$1.30
Granted	264,250	1.81	341,500	1.78
Exercised	-	-	-	-
Forfeited	(58,742)	1.55	(864,167)	1.28
Expired	(171,695)	1.31	(154,701)	1.27
Outstanding, end of period	15,659,826	1.34	16,102,478	1.31
Options exercisable, end of period	13,032,265	$1.28	9,602,704	$1.27

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	15,887,997	$1.27	16,333,233	$1.27
Granted	653,250	1.79	1,261,000	1.75
Exercised	(24,420)	1.27	-	-
Forfeited	(264,923)	1.53	(1,166,121)	1.29
Expired	(592,078)	1.30	(325,634)	1.27
Outstanding, end of period	15,659,826	1.34	16,102,478	1.31
Options exercisable, end of period	13,032,265	$1.28	9,602,704	$1.27

As of September 30, 2025, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $1.81	15,659,826	$1.34	4.1	$7,434	13,032,265	$1.28	4.1	$6,866
	15,659,826	$1.34	4.1	$7,434	13,032,265	$1.28	4.1	$6,866

Total unrecognized compensation cost relating to unvested stock options at September 30, 2025, prior to the consideration of expected forfeitures, is approximately $2.6 million and is expected to be recognized over a weighted average period of 2.1 years.

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

Details of Ting's stock option transactions for the three and nine months ended  September 30, 2025 and  September 30, 2024 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	4,717,769	$6.00	6,969,256	$6.00
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(7,095)	6.00	(350,269)	6.00
Expired	-	-	-	-
Outstanding, end of period	4,710,674	6.00	6,618,987	6.00
Options exercisable, end of period	4,141,928	$6.00	4,200,364	$6.00

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	5,959,660	$6.00	7,504,269	$6.00
Granted	-	-	123,000	6.00
Exercised	-	-	-	-
Forfeited	(98,753)	6.00	(798,249)	6.00
Expired	(1,150,233)	6.00	(210,033)	6.00
Outstanding, end of period	4,710,674	6.00	6,618,987	6.00
Options exercisable, end of period	4,141,928	$6.00	4,200,364	$6.00

As of September 30, 2025, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $6.00	4,710,674	$6.00	4.5	$-	4,141,928	$6.00	4.5	$-
	4,710,674	$6.00	4.5	$-	4,141,928	$6.00	4.5	$-

Total unrecognized compensation cost relating to unvested stock options at September 30, 2025, prior to the consideration of expected forfeitures, is approximately $0.4 million and is expected to be recognized over a weighted average period of 0.8 years.

The Company recorded total stock-based compensation expense of $1.4 million and $4.3 million for the three and nine months ended September 30, 2025. The Company recorded total stock-based compensation expense of $1.8 million and $5.4 million for the three and nine months ended  September 30, 2024. The Company details of the stock-based compensation expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Company options	$985	$1,429	$3,035	$4,104
Wavelo options	427	422	1,322	1,380
Ting options	30	32	91	144
Capitalized stock based compensation	(55)	(75)	(171)	(245)
Total stock based compensation expense	$1,387	$1,808	$4,277	$5,383

During the three and nine months ended September 30, 2025 and  September 30, 2024, the Company capitalized $0.1 million, $0.1 million, $0.2 million and $0.2 million, respectively, of stock based compensation directly attributable to the development of certain IUS assets.

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as of  September 30, 2025 (Dollar amounts in thousands of U.S. dollars):

	September 30, 2025
	Fair Value Measurement Using			Asset (Liability)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset (liability), net	$-	$(568)	$-	$(568)

Total assets (liabilities), net	$-	$(568)	$-	$(568)

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

18. Other income (expense)

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

The Company earned the amounts noted in the table below during the three and nine months ended September 30, 2025 and September 30, 2024.

(Dollar amounts in thousands of U.S. dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income earned on sale of transferred assets	$3,020	$3,853	$8,873	$10,831
Equity in (earnings) losses of unconsolidated businesses	(105)	66	(151)	542
Total other income	$2,915	$3,919	$8,722	$11,373

The following table provides additional information relating to Interest expense, net (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$(14,428)	$(13,803)	$(42,636)	(39,911)
Interest income	527	708	1,501	2,384
Interest expense, net	$(13,901)	$(13,095)	$(41,135)	(37,527)

19. Redeemable preferred units

Ting Fiber, LLC ("Ting") entered into a Series A Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with Generate TF Holdings, LLC, a Delaware limited liability company (“Generate” or the “Preferred Member”) on August 8, 2022 (the "Effective Date"), and closed the transaction contemplated thereby on August 11, 2022 (the "Transaction Close") pursuant to which Ting issued and sold 10,000,000 units of its Series A Preferred Units to Generate at a cash purchase price of $6.00 per unit ("Initial Funding"). Under the Unit Purchase Agreement, after the Transaction Close until the third anniversary of the Effective Date (the "End Date") Ting had the option, upon the achievement of pre-determined operational and financial drawdown milestones, to issue and sell in subsequent fundings an aggregate of 23,333,333.34 units of additional Series A Preferred Units on the same terms and conditions as in the Initial Funding ("Milestone Fundings"). Ting did not exercise such an option prior to August 11, 2025. The investment provided Ting with $60 million of capital upon the Initial Funding, with an additional $140 million of capital commitments available to Ting over the subsequent three-year period if the milestones were achieved. From the Transaction Close until the earlier of (i) the End Date and (ii) the date upon which Generate has paid $140 million pursuant to Milestone Fundings, Ting was required to pay Generate a standby fee at a rate of 0.50% of any portion of the unpaid $140 million capital commitment payable quarterly. The Series A Preferred Units accrue a preferred return to the holder at a rate of 15% per annum, subject to adjustments based on the value of approved projects under the Equity Capital Contribution Agreement (the “ECC Agreement”). The preferred return on the Series A Preferred Units purchased under the Unit Purchase Agreement may be adjusted down to a floor of 13% or up to a ceiling of 17% per annum based on commitment and contribution amounts under the ECC Agreement. The preferred return accrues daily, and is compounded quarterly. See “—Preferred Return” for further discussion. If Ting should redeem the Series A Preferred Units prior to the fourth anniversary of the Transaction Close, Ting is required to pay a make-whole premium, which is calculated as the cumulative and compounded preferred return that would have accrued (at the preferred return rate in effect immediately prior to such redemption) on the outstanding unreturned capital balance with respect to the Series A Preferred Units through and including the six-year anniversary of the Transaction Close had such Series A Preferred Unit not been redeemed, discounted at an agreed upon treasury rate plus 50 basis points, compounded quarterly (the "Make-Whole-Premium").

Ting's Amended and Restated Limited Liability Company Agreement (the "LLC Agreement"), provides that in the event that (i) Ting fails to pay the preferred return for two consecutive quarters which failure is not cured within 60 days following notification by the Preferred Member of such failure, (ii) Ting fails to pay the Redemption Price (as defined below) in connection with any redemption of the Series A Preferred Units, (iii) Ting materially breaches its obligations under the LLC Agreement, (iv) there occurs an event of default (or similar term) under the 2023 Credit Facility, (v) there occurs material breach if not cured or otherwise remedied in accordance with the terms of any credit facility (taking into account any cure periods), by Ting or any of its Subsidiaries under any debt facilities where Ting or any of its Subsidiaries incurs indebtedness for borrowed money, or (vi) Ting breaches any covenant under the Unit Purchase Agreement, Generate has the option to either (i) convert Series A Preferred Units based on the Redemption Price into common units of Ting based on the then applicable conversion price;or (ii) compelling the sale of certain assets of Ting or its subsidiaries of equal value to the Redemption Price.

For purposes of the LLC Agreement, the “Redemption Price” is defined as an amount equal to (i) the aggregate Unreturned Series A Capital Balance with respect to all issued and outstanding Series A Preferred Units held by the holder immediately prior to the redemption date, plus (ii) the aggregate Unsatisfied Preferred Return on the Series A Preferred Units, plus (iii) in the event that the redemption date occurs on or prior to the date that is four years following the Effective Date, the Make-Whole Premium. The “Make-Whole Premium” means, with respect to each Series A Preferred Unit, an amount calculated immediately prior to a redemption equal to (i) (A) the Unreturned Series A Capital Balance and Unsatisfied Preferred Return outstanding immediately prior to such redemption plus (B) the cumulative and compounded Preferred Return that would have accrued (at the Preferred Rate in effect immediately prior to such redemption) on such Unreturned Series A Capital Balance through and including the six-year anniversary of the Effective Date had such Series A Preferred Unit not been redeemed, and thereafter applying to such sum a discount rate, on a quarterly-compounded basis, equal to the Applicable Treasury Rate plus 50 basis points, less (ii) the Unreturned Series A Capital Balance and Unsatisfied Preferred Return outstanding immediately prior to such redemption.

Under the terms of the LLC Agreement, a “Mandatory Redemption Event” is defined as the earliest occurrence of any of the following (i) a sale of Ting, (ii) a public offering, (iii) an event of default (or similar term) under 2023 Credit Facility, (iv) a material breach if not cured or otherwise remedied in accordance with the terms of any credit facility (taking into account any cure periods), by Ting or any of its Subsidiaries under any debt facilities where Ting or any of its Subsidiaries incurs indebtedness for borrowed money, (v) a Return Breach, and (vi) the six-year anniversary of the Transaction Close. Upon the occurrence of a Mandatory Redemption Event, all Series A Preferred Units shall be redeemed by Ting at a price equal to the Redemption Price within 30 days of receiving a written notice from the Preferred Member requesting redemption of all Series A Preferred Units (the "Redemption Request"). In the event of failure to pay the Redemption Price following a Redemption Request, Generate will have the option, at its discretion, to compel the sale of certain assets of Ting or its subsidiaries. As of reporting date, no Mandatory Redemption Event has occurred.

Due to the fact that the redeemable preferred units are mandatorily redeemable, the redeemable preferred units are classified as a liability in the accompanying Condensed Consolidated Balance Sheets. The liability was initially recorded at fair value and subsequently recorded at the present value of the settlement amount, which includes the preferred return payments required until the instrument's expected maturity on the sixth anniversary of the Transaction Close, August 10, 2028 using the implicit rate of return of the instrument, 15%. Ting recorded $9.5 million of accretion expense on the redeemable preferred units for the three and nine months ended September 30, 2025 as interest expense, net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. Ting recorded $2.1 million and $10.7 million of accretion expense on the redeemable preferred units for the three and nine months ended September 30, 2024 as interest expense, net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.

Ting incurred $0.8 million of legal fees related to the redeemable preferred unit issuance, which have been reflected as a reduction to the carrying amount of the redeemable preferred unit balance and will be amortized to interest expense, net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss over the expected six-year term instrument. During the three and nine months ended September 30, 2025 and 2024, Ting recognized $0.1 million of interest expense in each period related to the amortization of legal fees associated with the issuance of redeemable preferred units.

As of September 30, 2025, the redeemable preferred units have an aggregate liquidation preference of $91.5 million, plus a Make-Whole Premium should redemption occur before the fourth anniversary of the Transaction Close and are senior to the Ting Fiber, LLC common units with respect to sale, dissolution, liquidation or winding up of the Ting Fiber, LLC.

The following table summarizes Ting's borrowings under the Unit Purchase Agreement (Dollar amounts in thousands of U.S. dollars):

	September 30, 2025	December 31, 2024

Opening Balance	$122,556	$111,899
Add: Accretion of redeemable preferred units(1)	9,523	10,657
Redeemable preferred shares balance	132,079	122,556
Less: Deferred preferred financing costs	(316)	(400)
Total Redeemable preferred units	$131,763	$122,156

(1) Ting capitalizes interest expenses directly attributable to the development of qualifying assets. Qualifying assets include IUS, AUC, equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the three and nine months ended September 30, 2025 Ting capitalized $0.1 million and $0.2 million of interest expenses pertaining to the redeemable preferred units directly attributable to the development of certain AUC assets. During the three and nine months ended September 30, 2024 Ting capitalized $0.3 million and $1.1 million of interest expenses pertaining to the redeemable preferred units directly attributable to the development of certain AUC assets.

The following table summarizes our scheduled repayments as of September 30, 2025 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2025	$14,696
2026	18,536
2027	18,639
2028	135,474
$187,345

Preferred Return

The preferred return accrued during the first two years is not payable and treated as payment-in-kind (“PIK”) and added to the outstanding balance of the redeemable preferred units. The preferred return accrued after the second anniversary of the Transaction Close is payable by Ting quarterly. Under the LLC Agreement, a “Return Breach” occurs if, following the second anniversary of the Effective Date, Ting fails to pay in cash to the Preferred Member any Unsatisfied Preferred Return for two consecutive Distribution Dates, which failure is not cured within 60 days following notification by the Preferred Member of such failure. The Unit Purchase Agreement defines the “Unsatisfied Preferred Return” as an amount (if any) equal to (i) the aggregate preferred return on such Series A Preferred Units up to and including the date that the Unsatisfied Preferred Return is calculated, reduced by (ii) the aggregate amount of all distributions made with respect to the Series A Preferred Units.

As of September 30, 2025, Ting had  not paid the preferred return due to Generate for two consecutive quarters amounting to $9.5 million in the aggregate. The unpaid interest for these quarters has been treated as PIK and added to the outstanding balance of the redeemable preferred units. Ting received a notice from Generate on October 1, 2025 in connection with the missed quarterly preferred return payments which states that if Ting does not cure the failure to pay such preferred return by November 30, 2025 it shall be classified as a “Return Breach” under the LLC Agreement.

If there is a Return Breach, Generate may exercise the rights described in the LLC Agreement. Accordingly, if a Return Breach occurs as of November 30, 2025, Generate will have the option, at its discretion, to either (i) convert the Series A Preferred Units based on the Redemption Price into common units of Ting based on the then applicable conversion price; or (ii) compel the sale of certain assets of Ting or its subsidiaries of equal value to the Redemption Price.

20. Restructuring Costs

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

During the three and nine months ended September 30, 2025, the Company incurred NIL in costs related to this restructuring, which were accounted for under ASC 420 - Exit or Disposal Cost Obligations. During the three and nine months ended September 30, 2024, the Company incurred $0.2 million and $3.0 million in costs related to this restructuring. These costs associated with the February 2024 Workforce Reduction predominantly consisted of one-time termination benefits for the terminated employees associated with the restructuring, and to a lesser extent, continuation of benefits and outplacement costs.

The components of the restructuring charges were as follows (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
Cost Description	2025	2024	2025	2024
One-time pay	$-	$122	$-	$2,401
Continuation of benefits	-	19	-	355
Outplacement costs	-	48	-	259
Total restructuring charges	$-	$189	$-	$3,015

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

The liability for the 2024 Capital Efficiency Plan was included in Accrued liabilities in the Condensed Consolidated Balance Sheet, and the following table summarizes the related activity for the 2024 Capital Efficiency Plan for the three and nine months ended September 30, 2025 (Dollar amounts in thousands of U.S. dollars):

Cost Description	As of June 30, 2025	Charges for the three months ended September 30, 2025	Cash payments made in the three months ended September 30, 2025	Balances as of September 30, 2025
One-time pay	$266	$-	$-	$266
Outplacement costs	32	-	(4)	28
Total	$298	$-	$(4)	$294

Cost Description	As of December 31, 2024	Charges for the nine months ended September 30, 2025	Cash payments made in the nine months ended September 30, 2025	Balances as of September 30, 2025
One-time pay	$591	$-	$(325)	$266
Continuation of benefits	(1)	-	1	-
Outplacement costs	118	-	(90)	28
Professional service fees	420	-	(420)	-
Total	$1,128	$-	$(834)	$294

21. Commitments and Contingencies

(a) The Company has several non-cancelable lease and purchase obligations primarily for general office facilities, service contracts for mobile telephone services and equipment that expire over the next ten years. Future minimum payments under these agreements are as follows (Dollar amounts in thousands of U.S. dollars):

Contractual Obligations for the period ended September 30, 2025	Capital Purchase Obligations	Purchase Obligations (1)(2)	Total Obligations

Remainder of 2025	$5,065	$4,735	$9,800
2026	-	2,583	2,583
2027	-	907	907
2028	-	593	593
2029	-	502	502
Thereafter	-	1,055	1,055
	$5,065	$10,375	$15,440

(1) Purchase obligations include all other legally binding service contracts for mobile telephone services and other operational agreements to be delivered during the remainder of 2025 and subsequent years

(2) Purchase obligations include minimum revenue commitments of $5.1 million with the Company's MNO partner between the remainder of 2025 and Q1 of 2026.

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

Under the terms of the agreement, Ting may be required to advance funds to the City in the event of a quarterly shortfall between the City’s revenue from leasing the network to Ting and the City’s debt service requirements relating to financing of the network. Ting could be responsible for shortfalls between $50,000 and $150,000 per quarter. In 2016, the City entered into financing for the construction of the WFN which allows the City to draw up to $21.0 million from their lenders over the next five years with interest only payments during that period with a loan maturity of 30 years. As of September 30, 2025, the City has drawn $16.2 million and the City’s revenues from Ting exceeded the City’s debt service requirements. The Company does not believe it will be responsible for any shortfall in the remainder of 2025.

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

Ting is responsible for paying a fee per subscriber to SiFi. Through a “take or pay” arrangement, Ting has agreed to certain minimum charges based on minimum subscriber rates. These minimum fees are variable based on the percentage completion of the fiber optic network, and thus have not been considered an unconditional purchase obligation for the purposes of the table in Note 21 (a). Ting is currently disputing certain charges from SiFi and has ceased accruing for these amounts which amount to $1.5 million as of September 30, 2025, as it believes payment is unlikely. The commitment amounts disclosed in the schedule reflect only the charges that Ting continues to accrue. Given the ongoing dispute, these amounts may be subject to change.

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

(h) In the normal course of its operations, the Company becomes involved in various legal claims and lawsuits. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of September 30, 2025 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial position.

22. Additional Financial Information

The following tables provide additional financial information related to our Condensed Consolidated Financial statements:

Balance Sheet Information
	September 30,	December 31,
Prepaid expenses and other	2025	2024
Prepaid expenses and deposits	$17,533	$17,314
Income tax receivable	57	217
Inventory	4,022	3,975
Other assets	1,009	-
Prepaid expenses and other	$22,621	$21,506

Other Assets
Investments	$2,012	$2,012
Contract costs	2,031	2,333
Contract asset - long term	9	-
Total other assets	$4,052	$4,345

Accounts payable and accrued liabilities
Accounts payable	$9,843	$9,009
Accrued liabilities	22,274	31,227
Total accounts payable and accrued liabilities	$32,117	$40,236

Other Current Liabilities
Customer deposits	$16,417	$16,660
Accreditation fees payable	609	623
Income taxes payable	2,230	263
Total other current liabilities	$19,256	$17,546

Inventories

The components of the inventories as of September 30, 2025 and December 31, 2024 were as follows (Dollar amounts in thousands of U.S. dollars):

	September 30,	December 31,
	2025	2024
Raw materials	$2,068	$2,051
Finished goods	1,954	1,924
Total Inventories	$4,022	$3,975

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the competition we expect to encounter as our business develops and competes in a broader range of Internet services, the Company's foreign currency requirements, specifically for the Canadian dollar and Euro; Wavelo, and Ting subscriber growth and retention rates; the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential generic top level domain (“gTLD”) expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and the impact it may have on related revenues; our belief regarding the underlying platform for our domain services; our expectation regarding the trend of sales of domain names; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our allowance for doubtful accounts; our expectation regarding fluctuations in certain expense and cost categories; our expectations to obtain additional financing to further accelerate the Ting Internet footprint while sustaining liquidity; our expectations regarding the evaluation of our strategic alternatives for Ting; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the timing, implementation and impact of the capital efficiency plan; the impact of cancellations of or amendments to market development fund programs under which we receive funds; our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; our partnership with an affiliate of Generate; and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

•	Our ability to effectively respond or comply with new data protection regulations and any conflicts that may arise between such regulations and our ICANN contractual requirements;

•	The application of business judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given that the ultimate tax determination is uncertain;

•	Our ability to effectively integrate acquisitions;

•	Our ability to monitor, assess and respond to changing geopolitical and economic environments including rising inflation and interest rates, tariffs and trade disputes, and geopolitical conflict;

•	Our ability to collect anticipated payments from EchoStar in connection with the 10-year payment stream that is a function of the margin generated by the transferred subscribers over a 10-year period pursuant to the terms of the Asset Purchase Agreement dated August 1, 2020 between the Company and DISH Wireless LLC ("EchoStar", DISH's post-merger parent) (the “EchoStar Purchase Agreement”);

•	Our ability to meet the operational and financial drawdown milestones under the Unit Purchase Agreement with Generate, which provides the Company with the ability to obtain additional financing to invest in the expansion of fiber networks;

•	Our ability to maintain compliance with the operational and financial covenants of the 2023 and 2024 Notes as defined in "Note 8 - Notes Payable" of the Notes to the Condensed Consolidated Financial Statements included in Part I, of this Quarterly Report, which provides the Company with financing to invest in the expansion of fiber networks;

•	Our ability to obtain further financing, if needed, to fund continued investment in the expansion of our fiber networks;

•	Our ability to maintain the safety and security of our systems and data;

•	Pending or new litigation; and

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

 Our Chief Executive Officer ("CEO"), who is also our chief operating decision maker, regularly reviews the operating results of Ting, Wavelo and Tucows Domains as three distinct segments in order to make key operating decisions as well as evaluate segment performance. Certain revenues and expenses disclosed under the Corporate category are excluded from segment adjusted earnings before interest, tax, depreciation and amortization ("Segment Adjusted EBITDA") results as they are centrally managed and not monitored by or reported to our CEO by segment, including mobile retail services, eliminations of intersegment transactions, portions of Finance and Human Resources that are centrally managed, Legal and Corporate Information Technology ("IT") shared services.

For the three months ended September 30, 2025 and September 30, 2024, we reported net revenue of $98.6 million and $92.3 million, respectively.

For the nine months ended September 30, 2025 and September 30, 2024, we reported net revenue of $291.6 million and $269.2 million, respectively.

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

As of September 30, 2025, Ting Internet had access to 126,000 owned infrastructure serviceable addresses, 88,000 partner infrastructure serviceable addresses and 52,000 active subscribers under its management; compared to having access to 132,000 owned infrastructure serviceable addresses, 41,000 partner infrastructure serviceable addresses and 50,000 active subscribers under its management as of September 30, 2024. These figures exclude any changes in serviceable addresses and accounts attributable to Simply Bits.

On February 7, 2024 Ting committed to the February 2024 Workforce Reduction, which aimed to realign the Company's operational structure within the Ting operating segment and reduce Ting's workforce by 13%, or 7% of the Company’s total workforce, to better support strategic objectives. The February 2024 Workforce Reduction was designed to streamline operations and reduce operating expenses within the Ting operating segment. Substantially all of the employees impacted by the workforce reduction were notified on February 7, 2024 and have since exited the Company. The Company incurred non-recurring charges of approximately $3.2 million in the first quarter of its prior fiscal year, which ended December 31, 2024 ("Fiscal 2024") in connection with the workforce reduction, primarily consisting of severance payments, notice pay, employee benefits contributions and outplacement costs.

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

The February 2024 Workforce Reduction and 2024 Capital Efficiency Plan realized personnel and related expense (net of capitalization) savings with the majority of the savings in sales and marketing, including related network support functions, followed by smaller impacts in technical operations and development, direct cost of revenues, network, general and administrative, and other costs. In Fiscal 2024 the realized savings were partially offset by costs associated with both plans. These costs referenced above were classified as transitional and were excluded in our Adjusted EBITDA, which is a non-GAAP financial measure. Please see discussion of Adjusted EBITDA as well as the Adjusted EBITDA reconciliation to net income in the Results of Operations section below. The 2024 Capital Efficiency Plan has also translated into reduced capital expenditures related to growth and expansion of new markets, as Ting shifted focus to completing builds in existing markets.

Given the ongoing capital needs of Ting, the Company has commenced a process to review strategic alternatives for the Ting business.

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

Wholesale, primarily branded as OpenSRS, eNom, EPAG and Ascio, derives revenue from its domain name registration service. Together the OpenSRS, eNom, EPAG and Ascio Domain Services manage 22.3 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management have decreased by 2.3 million since September 30, 2024.

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

Ting Internet	September 30,
	2025	2024
	(in '000's)
Internet subscribers accounts under management	52	50
Internet owned infrastructure serviceable addresses[1]	126	132
Internet partner infrastructure serviceable addresses[1]	88	41

(1)	Defined as premises to which Ting has the capability to provide a customer connection in a service area.

Tucows Domains	For the Three Months Ended September 30,
	2025	2024
	(in 000's)
Total new, renewed and transferred-in domain name transactions [1]	4,745	5,278

(1)	Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

Tucows Domains	For the Nine Months Ended September 30,
	2025	2024
	(in 000's)
Total new, renewed and transferred-in domain name transactions 1	15,476	16,550

(1)	Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

Tucows Domains	September 30,
	2025	2024
	(in 000's)
Registered using Registrar Accreditation belonging to the Tucows Group	16,936	17,470
Registered using Registrar Accreditation belonging to Resellers	5,353	7,095
Total domain names under management	22,289	24,565

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

Ting

As an ISP, we have invested and expect to continue to invest in selective fiber to the home (“FTTH”) deployments in select markets in the United States. The investments are a reflection of our ongoing efforts to build FTTH networks via public-private partnerships in communities we identify as having strong, unmet demand for FTTH services. Given the significant upfront build and operational investments for these FTTH deployments, there is risk that we may not fully recover these investments as a result of future technological and regulatory changes, competitive responses from incumbent local providers, and slower than expected market penetration or otherwise.

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

Other opportunities, challenges and risks

The Company is entitled to a long-term payment stream that is a function of the margin generated by the transferred subscribers over the 10-year term of the EchoStar Purchase Agreement executed in the fiscal year ended December 31, 2020 (“Fiscal 2020”). This consideration structure may not prove to be successful or profitable in the long-term to us if the existing subscriber base churns at an above average rate. Additionally, given EchoStar controls the revenues and costs incurred associated with the acquired subscribers, there could arise a situation where profitability for the subscriber base is diminished either by lower price points or cost inflation. Additionally, as part of the EchoStar Purchase Agreement, the Company retained a small number of customer accounts associated with one MNO agreement that was not reassigned to EchoStar at time of sale. We continue to be subject to the minimum revenue commitments previously agreed to with this excluded MNO agreement. The Company is able to continue adding customers under the excluded MNO network in order to meet the commitment. However, with no direct ability to change customer pricing and limited ability to renegotiate contract costs or significant terms, the Company may be unable to meet the minimum commitments with this MNO partner and could incur significant and recurring penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO. As at September 30, 2025, the Company has accrued $1.3 million of penalties associated with the minimum commitment shortfall. The Company expects to incur penalties throughout 2025 and thereafter until the contract expires.

Critical Accounting Estimates

The preparation of our Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience, available market information, as applicable, and on various other assumptions that are believed to be reasonable under the circumstances at the time they are made. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company's control. Management evaluates its estimates on an on-going basis. There have been no material changes to the critical accounting estimates as previously disclosed in Part II, Item 8 of our 2024 Annual Report as of the reporting date.

RESULTS OF OPERATIONS FOR THE three and nine months ended September 30, 2025 AS COMPARED TO THE three and nine months ended September 30, 2024

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

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Ting:
Fiber Internet Services	$16,976	$15,310	$49,701	$43,983

Wavelo:
Platform Services	11,856	10,075	35,908	29,935
Other professional services	-	7	-	38
Total Wavelo	11,856	10,082	35,908	29,973

Tucows Domains:
Wholesale
Domain Services	51,888	49,871	153,448	146,527
Value Added Services	6,107	5,175	17,767	14,402
Total Wholesale	57,995	55,046	171,215	160,929

Retail	9,842	9,669	29,481	28,036
Total Tucows Domains	67,837	64,715	200,696	188,965

Corporate and other:
Mobile services and eliminations	1,889	2,190	5,325	6,256

	$98,558	$92,297	$291,630	$269,177
Increase over prior period	$6,261		$22,453
Increase - percentage	7%		8%

The following table presents our net revenues, by revenue source, as a percentage of total net revenues (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Ting:
Fiber Internet Services	17%	17%	17%	16%

Wavelo:
Platform Services	12%	11%	12%	11%
Other professional services	0%	0%	0%	0%
Total Wavelo	12%	11%	12%	11%

Tucows Domains:
Wholesale
Domain Services	53%	54%	53%	54%
Value Added Services	6%	6%	6%	5%
Total Wholesale	59%	60%	59%	59%

Retail	10%	10%	10%	10%
Total Tucows Domains	69%	70%	69%	70%

Corporate and other:
Mobile services and eliminations	2%	2%	2%	2%

	100%	100%	100%	100%

Total net revenues for the three months ended September 30, 2025 increased by $6.3 million, or 7%, to $98.6 million when compared to the three months ended September 30, 2024. The increase in net revenue was driven by Tucows Domains, Wavelo, and Ting; partially offset by a decline in revenues from Mobile Services and eliminations. The Tucows Domains segment increased $3.1 million primarily driven by passthrough pricing increases and strong expiry auction revenue performance. The Wavelo segment increased $1.8 million in the current period primarily driven by increased revenues from both existing and new customers. The Ting segment increased $1.7 million in the current period as a result of subscriber growth on our Fiber network across the United States. Mobile Services and eliminations decreased by $0.3 million attributable to decreased telephony services and decreased transitional services revenues, as well as a slight increase in inter-segment revenues.

Total net revenues for the nine months ended September 30, 2025 increased by $22.4 million, or 8%, to $291.6 million when compared to the nine months ended September 30, 2024. The increase in net revenue was driven by Tucows Domains, Wavelo, and Ting; partially offset by a decline in revenues from Mobile Services and eliminations. The Tucows Domains segment increased $11.7 million primarily driven by passthrough pricing increases and strong expiry auction revenue performance. The Wavelo segment increased $5.9 million in the current period primarily driven by increased revenues from both existing and new customers. The Ting segment increased $5.7 million in the current period as a result of subscriber growth on our Fiber network across the United States. Mobile Services and eliminations decreased by $0.9 million attributable to decreased telephony services and decreased transitional services revenues, as well as a slight increase in inter-segment revenues.

Contract liabilities at September 30, 2025, increased by $1.9 million to $158.7 million from $156.8 million at December 31, 2024. This was primarily driven by Ting construction mobilization in a new partner market. This was partially offset by a decrease in Tucows Domains and by lower billings due to a decrease in domain names under management, as well as a decrease in Wavelo as bundled professional services available in select customer contracts expired and were recognized into revenue.

During both the three and nine months ended September 30, 2025, a customer, EchoStar, within our Wavelo segment accounted for 12% and 12% of total net revenues, respectively. As of September 30, 2025, EchoStar also represented 51% of total accounts receivable. As of December 31, 2024 EchoStar represented 56% of accounts receivable. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Our allowance for doubtful accounts was $1.0 million as of September 30, 2025 and $0.9 million as of December 31, 2024, respectively. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Ting

Ting generated $17.0 million in net revenue during the three months ended September 30, 2025, up $1.7 million, or 11%, compared to the three months ended September 30, 2024. This growth is driven by subscriber growth across our Fiber network and small increases in average revenue per user ("ARPU") relative to the three months ended September 30, 2024, as well as from the continued growth of available serviceable addresses in Ting towns throughout the United States.

Ting generated $49.7 million in net revenue during the nine months ended September 30, 2025, up $5.7 million, or 13%, compared to the nine months ended September 30, 2024. This growth is driven by subscriber growth across our Fiber network and small increases in ARPU relative to the nine months ended September 30, 2024, as well as from the continued growth of available serviceable addresses in Ting towns throughout the United States.

As of September 30, 2025, Ting Internet had access to 126,000 owned infrastructure serviceable addresses, 88,000 partner infrastructure serviceable addresses and 52,000 active subscribers under its management; compared to having access to 132,000 owned infrastructure serviceable addresses, 41,000 partner infrastructure serviceable addresses and 50,000 active subscribers under its management as of September 30, 2024. These figures exclude any changes in serviceable addresses and accounts attributable to the Simply Bits acquisition.

Wavelo

Platform Services

Net revenues from Wavelo Platform Services for the three months ended September 30, 2025, increased by $1.8 million, or 18%, to $11.9 million as compared to the three months ended September 30, 2024. The increase in net revenue is driven by incremental revenues from existing customers, EchoStar following contract renewal, Ting, as well as new customers. Wavelo revenues continue to benefit from our customer's own subscriber growth. Intersegment revenues earned for provision of services on the ISOS and SM platforms between Wavelo and Ting are included in Wavelo's segment revenues for purposes of segment analysis, but are ultimately eliminated upon consolidation. The elimination impact is presented below in Corporate and other - Mobile Services and Eliminations.

Net revenues from Wavelo Platform Services for the nine months ended September 30, 2025, increased by $6.0 million, or 20%, to $35.9 million as compared to the nine months ended September 30, 2024. The increase in net revenue is driven by incremental revenues from existing customers, EchoStar following contract renewal, Ting, as well as new customers. Wavelo revenues continue to benefit from our customer's own subscriber growth. Intersegment revenues earned for provision of services on the ISOS and SM platforms between Wavelo and Ting are included in Wavelo's segment revenues for purposes of segment analysis, but are ultimately eliminated upon consolidation. The elimination impact is presented below in Corporate and all other - Mobile Services and Eliminations.

Other Professional Services

Net revenues from Other Professional Services for the three months ended September 30, 2025 decreased from less than $0.1 million in the three months ended September 30, 2024 to NIL million in the current period. These revenues related to the provision of standalone technology services development work for our CSP customers and are non-recurring and often one-time in nature, and expectantly can fluctuate period over period. These revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed no standalone professional services for our customers.

Net revenues from Other Professional Services for the nine months ended September 30, 2025 decreased from less than $0.1 million in the nine months ended September 30, 2024 to NIL million in the current period. These revenues related to the provision of standalone technology services development work for our CSP customers and are non-recurring and often one-time in nature, and expectantly can fluctuate period over period. These revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed no standalone professional services for our customers.

Tucows Domains

Wholesale - Domain Services

During the three months ended September 30, 2025, Wholesale domain services net revenue increased by $2.0 million, or 4%, to $51.9 million as compared to the three months ended September 30, 2024. Increases from Wholesale domain registrations were driven by various passthrough price increases from select registry cost increases since September 30, 2024, as well as increased recognition of revenue previously deferred, offsetting the lower billings from the decrease in domain names under management.

During the nine months ended September 30, 2025, Wholesale domain services net revenue increased by $6.9 million, or 5%, to $153.4 million as compared to the nine months ended September 30, 2024. Increases from Wholesale domain registrations were driven by various passthrough price increases from select registry cost increases since September 30, 2024, as well as increased recognition of revenue previously deferred, offsetting the lower billings from the decrease in domain names under management.

As of September 30, 2025, together, the OpenSRS, eNom, EPAG, and Ascio Domain Services manage 22.3 million domain names under the Tucows, eNom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management was down by 2.3 million domain names compared to September 30, 2024.

Wholesale - Value Added Services

During the three months ended September 30, 2025, value-added services net revenue increased by $0.9 million, or 17%, to $6.1 million as compared to the three months ended September 30, 2024. The increase in value-added service revenue was driven by strong expiry auction sales in the current period, slightly offset by a small decrease in certificates sales.

During the nine months ended September 30, 2025, value-added services net revenue increased by $3.4 million, or 24%, to $17.8 million as compared to the nine months ended September 30, 2024. The increase in value-added service revenue was driven by strong expiry auction sales in the current period, slightly offset by a small decrease in certificates sales.

Retail

During the three months ended September 30, 2025, retail domain services net revenue increased by $0.1 million, or 1%, to $9.8 million as compared to the three months ended September 30, 2024. This was driven by increased retail names sales in the current period due to passthrough price increases, slightly offset by a decrease in portfolio sales.

During the nine months ended September 30, 2025, retail domain services net revenue increased by $1.5 million, or 5%, to $29.5 million as compared to the nine months ended September 30, 2024. This was primarily driven by passthrough price increases across domain name registrations and RealNames products in the current period, as well as an increase in portfolio names sales.

Corporate and other - Mobile Services and Eliminations

Net revenues from Mobile Services and eliminations for the three months ended September 30, 2025 decreased by $0.3 million or 14%, to $1.9 million as compared to the three months ended September 30, 2024. This was driven by an increase in inter-segment corporate eliminations of $0.2 million, primarily a result of increased revenues associated with platform billing between Wavelo and Ting. This was also furthered by decreased transitional services of $0.1 million, from a decreased level of dedicated support services provided to EchoStar in connection with the legacy Ting Mobile customer base, as expected.

Net revenues from Mobile Services and eliminations for the nine months ended September 30, 2025 decreased by $1.0 million or 16%, to $5.3 million as compared to the nine months ended September 30, 2024. This was driven by an increase in inter-segment corporate eliminations of $0.5 million, primarily a result of increased revenues associated with platform billing between Wavelo and Ting. This was also furthered by decreased transitional services of $0.3 million, from a decreased level of dedicated support services provided to EchoStar in connection with the legacy Ting Mobile customer base, as expected. Furthermore, there was decreased revenues of $0.1 million associated with the mobile telephony services and device revenues from the small group of customers retained by the Company as part of the EchoStar Purchase Agreement primarily as a result of limited subscriber growth and plan mix shifting towards lower price point rate plans compared to the nine months ended September 30, 2024.

COST OF REVENUES

Ting

Cost of revenues primarily includes the costs for provisioning high speed Internet access for Ting and its subsidiaries - Cedar and Simply Bits, which is comprised of network access fees paid to third-parties to use their network, leased circuit costs to directly support enterprise customers, the personnel and related expenses (net of capitalization) for the physical planning, design, construction and build out of the physical Fiber network, and as well as personnel and related expenses (net of capitalization) for the installation, activation, repair, maintenance and overall field service delivery of the Ting business. Hardware costs include the cost of equipment sold to end customers, including routers, ONTs, and IPTV products, and any adjustments on this inventory. Other costs include field vehicle expenses, and small sundry equipment and supplies consumed in building the Fiber network.

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

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Ting:
Fiber Internet Services	$6,478	$4,321	$21,021	$14,434

Wavelo:
Platform Services	88	63	320	727
Other professional services	-	-	-	26
Total Wavelo	88	63	320	753

Tucows Domains:
Wholesale
Domain Services	41,793	40,180	123,368	117,764
Value Added Services	450	509	1,386	1,576
Total Wholesale	42,243	40,689	124,754	119,340

Retail	4,380	4,216	12,953	12,410
Total Tucows Domains	46,623	44,905	137,707	131,750

Corporate and other:
Mobile services and eliminations	4,641	3,324	13,012	8,798

Network Expenses:
Network, other costs	5,694	6,864	16,688	20,790
Network, depreciation of property and equipment	10,327	9,414	31,163	29,336
Network, amortization of intangible assets	365	366	1,097	1,097
Network, impairment of property and equipment	161	852	800	905
	16,547	17,496	49,748	52,128

	$74,377	$70,109	$221,808	$207,863
Increase over prior period	$4,268		$13,945
Increase - percentage	6%		7%

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Ting:
Fiber Internet Services	9%	6%	9%	7%

Wavelo:
Platform Services	0%	0%	0%	0%
Other professional services	0%	0%	0%	0%
Total Wavelo	0%	0%	0%	0%

Tucows Domains:
Wholesale
Domain Services	56%	56%	56%	57%
Value Added Services	1%	1%	1%	1%
Total Wholesale	57%	57%	57%	58%

Retail	6%	6%	6%	6%
Total Tucows Domains	63%	63%	63%	64%

Corporate and other:
Mobile services and eliminations	6%	5%	6%	4%

Network Expenses:
Network, other costs	8%	10%	8%	10%
Network, depreciation of property and equipment	14%	13%	14%	14%
Network, amortization of intangible assets	0%	1%	0%	1%
Network, impairment of property and equipment	0%	1%	0%	0%
	22%	25%	22%	25%

	100%	99%	100%	100%

Total cost of revenues for the three months ended September 30, 2025, increased by $4.3 million or 6%, to $74.4 million from $70.1 million in the three months ended September 30, 2024. The three-month increase in cost of revenues was driven by increases across Ting, Tucows Domains, Mobile Service and eliminations, and Wavelo of $2.2 million, $1.7 million, $1.3 million, and less than $0.1 million, respectively. The increase in Ting of $2.2 million was aligned with growth in active subscribers. The increase in Tucows Domains of $1.7 million was primarily a result of cost increases from select registries through the current period. The increase in Mobile Services and eliminations of $1.3 million was primarily a result of higher mobile telephony services costs due to MNO minimums and plan mix changes impacting usage in the current period. The increase in Wavelo of less than $0.1 million was primarily driven by slight increases in cloud hosting costs. These increases were partially offset by a decrease in Network Expenses of $0.9 million, driven by decreased people costs following the 2024 Capital Efficiency Plan and other restructuring efforts, as well as a decrease in impairment charges within the Ting segment compared to the three months ended September 30, 2024.

Total cost of revenues for the nine months ended September 30, 2025, increased by $13.9 million or 7%, to $221.8 million from $207.9 million in the nine months ended September 30, 2024. The nine-month increase in cost of revenues was driven by increases across Ting, Tucows Domains, and Mobile Service and eliminations of $6.6 million, $6.0 million, and $4.2 million, respectively. The increase in Ting of $6.6 million was primarily driven by a $3.0 million one-time Ting lease accounting adjustment, with the remaining variance driven by costs of revenues associated with growth in active subscribers. The increase in Tucows Domains of $6.0 million was primarily a result of cost increases from select registries through the current period. The increase in Mobile Services and eliminations of $4.2 million was primarily a result of higher mobile telephony services costs due to MNO minimums and plan mix changes in the current period. These increases were partially offset by decreases across Network Expenses and Wavelo of $2.4 million and $0.4 million, respectively. The decrease in Network Expenses of $2.4 million was primarily driven by decreased people costs following the 2024 Capital Efficiency Plan and other restructuring efforts, as well as a decrease in colocation fees following the closure of one data center. The decrease in Wavelo of $0.4 million was driven by the absence of the amortization of previously capitalized costs associated with EchoStar contract, partially offset by increases in cloud hosting costs.

Deferred costs of fulfillment as of September 30, 2025, decreased by $0.7 million, or 1%, to $116.3 million from $117.0 million at December 31, 2024. This was primarily driven by Tucows Domains with a decrease of $1.5 million from the decrease in current period billings due to a decrease in domain names under management, consistent with the decrease in contract liabilities discussed above. This was partially offset by an increase in Ting of $0.7 million related to Laguna Woods Village, California, United States construction mobilization.

Ting

During the three months ended September 30, 2025, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar and Simply Bits, increased by $2.2 million, or 51%, to $6.5 million as compared to the three months ended September 30, 2024. This is aligned with the subscriber and serviceable address growth across our Fiber network, consistent with the discussion in the Net Revenue section above.

During the nine months ended September 30, 2025, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar and Simply Bits, increased by $6.6 million, or 46%, to $21.0 million as compared to the nine months ended September 30, 2024. This was primarily driven by a $3.0 million one-time Ting lease accounting adjustment to true up lease expense for three partner network leases, with the remaining variance driven by the subscriber and serviceable address growth across our Fiber network, consistent with the discussion in the Net Revenue section above.

Wavelo

Platform Services

Cost of revenues from Wavelo Platform Services for the three months ended September 30, 2025 increased by less than $0.1 million, or  40%, to $0.1 million as compared to the three months ended September 30, 2024. This was driven by slight increases in cloud hosting costs.

Cost of revenues from Wavelo Platform Services for the nine months ended September 30, 2025 decreased by $0.4 million, or 56%, to $0.3 million as compared to the nine months ended September 30, 2024. This was driven by the absence of the amortization of previously capitalized costs incurred to fulfill the EchoStar Master Services Agreement ("MSA") over the term of the original agreement, as the initial term ended in July 2024. There were no comparable costs on renewal in January 2025. This decrease was partially offset by increases in cloud hosting costs.

Other Professional Services

Cost of revenues from Other Professional Services for the three months ended September 30, 2025 decreased from less than $0.1 million for the three months ended September 30, 2024 to NIL million in the current period. Costs of revenues to provide other professional services change depending on the nature and scope of work we are engaged to perform for our customers for select statements of work. These cost of revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed no standalone professional services for our customers. The decrease is aligned to the decrease in net revenues from other professional services discussed above.

Cost of revenues from Other Professional Services for the nine months ended September 30, 2025 decreased from less than $0.1 million for the nine months ended September 30, 2024 to NIL million in the current period. Costs of revenues to provide other professional services change depending on the nature and scope of work we are engaged to perform for our customers for select statements of work. These cost of revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed no standalone professional services for our customers. The decrease is aligned to the decrease in net revenues from other professional services discussed above.

Tucows Domains

Wholesale - Domain Services

Costs for Wholesale domain services for the three months ended September 30, 2025, increased by $1.6 million, or 4%, to $41.8 million, as compared to $40.2 million for the three months ended September 30, 2024. Increases from Wholesale domain registrations were primarily driven by various registry gTLD cost increases since September 30, 2024, as well as increased recognition of costs previously deferred, driven by lower billings due to a decrease in domain names under management. The increase is aligned to the increase in Net Revenues discussed above.

Costs for Wholesale domain services for the nine months ended September 30, 2025, increased by $5.6 million, or 5%, to $123.4 million, as compared to $117.8 million for the nine months ended September 30, 2024. Increases from Wholesale domain registrations were primarily driven by various registry gTLD cost increases since September 30, 2024, as well as increased recognition of costs previously deferred, driven by lower billings due to a decrease in domain names under management. The increase is aligned to the increase in Net Revenues discussed above.

Wholesale - Value-Added Services

Costs for wholesale value-added services for the three months ended September 30, 2025, remained flat at $0.5 million, as compared to the three months ended September 30, 2024.

Costs for wholesale value-added services for the nine months ended September 30, 2025, decreased by $0.2 million, or 12%, to million $1.4, as compared to $1.6 million for the nine months ended September 30, 2024. This was driven by the slight decrease in certificates sales, aligned to the discussion in Net Revenues above.

Retail

Costs for retail domain services for the three months ended September 30, 2025, increased by $0.2 million, or 5%, to $4.4 million, as compared to $4.2 million for the three months ended September 30, 2024. Increases were driven by various registry gTLD cost increases.

Costs for retail domain services for the nine months ended September 30, 2025, increased by $0.6 million, or 5%, to $13.0 million, as compared to $12.4 million for the nine months ended September 30, 2024. Increases were driven by various registry gTLD cost increases.

Corporate and other - Mobile Services and Eliminations

Cost of revenues from Mobile Services and Eliminations for the three months ended September 30, 2025, increased by $1.3 million or 40%, to $4.6 million as compared to the three months ended September 30, 2024. The increase is primarily driven by increased costs associated with mobile telephony services from the small group of customers retained by the Company as part of the EchoStar Purchase Agreement. The Company accrued $1.3 million in minimum penalties associated with the MNO minimum commitment shortfall in the three months ended September 30, 2025, as compared to $0.5 million in the three months ended September 30, 2024. The company expects to continue to incur penalties through the end of its fiscal year ending December 31, 2025 ("Fiscal 2025") and thereafter should limited subscriber growth persist. Residual increases in cost were a result of usage cost increases as the subscriber base plan mix shifts towards unlimited usage plans. These increases were offset by a decrease in transitional services costs provided to EchoStar in connection with the legacy Ting Mobile customer base, consistent with the above discussion around net revenues.

Cost of revenues from Mobile Services and Eliminations for the nine months ended September 30, 2025, increased by $4.2 million or 48%, to $13.0 million as compared to the nine months ended September 30, 2024. The increase is primarily driven by increased costs associated with mobile telephony services from the small group of customers retained by the Company as part of the EchoStar Purchase Agreement due to plan mix changes towards unlimited plans. The Company accrued $3.5 million in penalties associated with the MNO minimum commitment shortfall in the nine months ended September 30, 2025, as compared to $0.7 million in the nine months ended September 30, 2024. The company expects to continue to incur penalties through the end of Fiscal 2025 and thereafter should limited subscriber growth persist. Residual increases in cost were a result of usage cost increases as the subscriber base plan mix shifts towards unlimited usage plans. These increases were offset by a decrease in transitional services costs provided to EchoStar in connection with the legacy Ting Mobile customer base, consistent with the above discussion around net revenues for the nine months ended September 30, 2024.

Network Expenses

Network expenses for the three months ended September 30, 2025, decreased by $0.9 million or 5%, to $16.5 million, as compared to $17.5 million for the three months ended September 30, 2024. The current period decrease was primarily driven by $1.3 million in personnel related cost savings resulting from the 2024 Capital Efficiency Plan, executed in October 2024, as well as other restructuring efforts. The decrease was further driven by a $0.7 million decrease in impairment charges within the Ting segment compared to the three months ended September 30, 2024. These decreases were offset by increased network depreciation of $0.9 million.

Network expenses for the nine months ended September 30, 2025, decreased by $2.4 million or 5%, to $49.7 million, as compared to $52.1 million for the nine months ended September 30, 2024. The current period decrease was primarily driven by $3.9 million in personnel related cost savings resulting from the 2024 Capital Efficiency Plan, executed in October 2024, as well as other restructuring efforts. This decrease was further driven by a decrease in colocation fees following the closure of one data center. These decreases were offset by increased network depreciation of $1.8 million.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Sales and marketing	$11,882	$15,180	$34,818	$48,491
Decrease over prior period	$(3,298)		$(13,673)
Decrease - percentage	(22)%		(28)%
Percentage of net revenues	12%	16%	12%	18%

Sales and marketing expenses for the three months ended September 30, 2025, decreased by $3.3 million, or 22%, to $11.9 million as compared to the three months ended September 30, 2024. The decrease was primarily driven by reduced personnel costs following the 2024 Capital Efficiency Plan, as well as Ting's reduced marketing and customer acquisition spend as the segment looks to measure and optimize channel spending.

Sales and marketing expenses for the nine months ended September 30, 2025, decreased by $13.7 million, or 28%, to $34.8 million as compared to the nine months ended September 30, 2024. The decrease was primarily driven by reduced personnel costs following the 2024 Capital Efficiency Plan, as well as Ting's reduced marketing and customer acquisition spend as the segment looks to measure and optimize channel spending.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Technical operations and development	$4,682	$4,615	$13,433	$14,153
Increase (decrease) over prior period	$67		$(720)
Increase (decrease) - percentage	1%		(5)%
Percentage of net revenues	5%	5%	5%	5%

Technical operations and development expenses for the three months ended September 30, 2025, increased by $0.1 million, or 1%, to $4.7 million when compared to the three months ended September 30, 2024. The increase was primarily driven by lower labor cost recoveries in both the Ting and Wavelo segments, both outcomes reflective of a smaller workforce following the 2024 Capital Efficiency Plan and a shift in work towards less capital intensive work, respectively.

Technical operations and development expenses for the nine months ended September 30, 2025, decreased by $0.7 million, or 5%, to $13.4 million when compared to the nine months ended September 30, 2024. The decrease was primarily driven by reduced personnel costs following the 2024 Capital Efficiency Plan.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$9,650	$11,485	$28,552	$30,491
Decrease over prior period	$(1,835)		$(1,939)
Decrease - percentage	(16)%		(6)%
Percentage of net revenues	10%	12%	10%	11%

General and administrative expenses for the three months ended September 30, 2025, decreased by $1.8 million or -16%, to $9.7 million as compared to the three months ended September 30, 2024. The decrease was primarily driven by decreased professional services fees, as well as reduced personnel costs following the 2024 Capital Efficiency Plan. These decreases were partially offset by increased facilities expenses.

General and administrative expenses for the nine months ended September 30, 2025, decreased by $1.9 million or 6%, to $28.6 million as compared to the nine months ended September 30, 2024. The decrease was primarily driven by decreased professional services fees, reduced personnel costs following the 2024 Capital Efficiency Plan, and favorable foreign exchange impacts in the current period. These decreases were partially offset by increased facilities expenses.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation of property and equipment	$78	$112	$241	$350
Decrease over prior period	$(34)		$(109)
Decrease - percentage	(30)%		(31)%
Percentage of net revenues	0%	0%	0%	0%

Depreciation costs for the three months ended September 30, 2025, decreased by less than $0.1 million, to $0.1 million as compared to the three months ended September 30, 2024.

Depreciation costs for the nine months ended September 30, 2025, decreased by $0.1 million, to $0.2 million as compared to the nine months ended September 30, 2024.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of intangible assets	$707	$843	$2,296	$2,992
Decrease over prior period	$(136)		$(696)
Decrease - percentage	(16)%		(23)%
Percentage of net revenues	1%	1%	1%	1%

Amortization of intangible assets for the three months ended September 30, 2025, decreased by $0.1 million, or 16%, to $0.7 million as compared to the three months ended September 30, 2024. The decrease was driven by the disposition of select customer relationship assets in Cedar Networks, acquired in Fiscal 2020, as well as the completed amortization of Tucows Delaware brand assets acquired in the fiscal year ending December 31, 2005 (“Fiscal 2005”), which was completed in March 2025.

Amortization of intangible assets for the nine months ended September 30, 2025, decreased by $0.7 million, or 23%, to $2.3 million as compared to the nine months ended September 30, 2024. The decrease was primarily driven by the completed amortization of brand and customer relationship assets associated with the Company's acquisition of eNom in its fiscal year ending December 31, 2017, which acquisition was completed in January 2024. The decrease was furthered by the completed amortization of Tucows Delaware brand assets acquired in Fiscal 2005, which was completed in March 2025, as well as disposition of select customer relationship assets in Cedar Networks, acquired in Fiscal 2020.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Other income (expense), net	$(10,986)	$(9,176)	$(32,413)	$(26,154)
Increase (decrease) over prior period	$(1,810)		$(6,259)
Increase (decrease) - percentage	20%		24%
Percentage of net revenues	11%	10%	(11)%	10%

Other income (expenses) during the three months ended September 30, 2025, decreased by $1.8 million when compared to the three months ended September 30, 2024. The decrease in income was primarily driven by lower income earned on sale of Transferred Assets to EchoStar, higher net interest expense, and lower other income. Income earned on sale of Transferred Assets to EchoStar decreased by $0.8 million from normal churn, as expected. Net interest expense increased by $0.8 million, driven by a $0.6 million increase due to lower interest expense capitalization associated with Fiber network assets under construction, the inclusion of $0.5 million interest expense associated with the 2023 and 2024 Term Notes, a $0.2 million increase due to the absence of money market fund income post-securitization, and a $0.1 million increase in interest expense associated with the Generate agreement; partially offset by a $0.6 million decrease in interest expense related to the Credit Facility for the Tucows businesses excluding Ting due to the reduction in outstanding principal balance. Other income decreased by $0.2 million driven by the share of the current period impact in the Orange Domains joint venture.

Other income (expenses) during the nine months ended September 30, 2025, decreased by $6.3 million when compared to the nine months ended September 30, 2024. The decrease in income was primarily driven by higher net interest expense, lower income earned on sale of Transferred Assets to EchoStar, and lower other income. Net interest expense increased by $3.6 million, driven by the inclusion of $2.6 million interest expense associated with the 2023 and 2024 Term Notes, a $1.8 million increase due to lower interest expense capitalization associated with Fiber network assets under construction, a $0.9 million increase due to the absence of money market fund income post-securitization, and a $0.6 million increase in interest expense associated with the Generate agreement; partially offset by a $2.3 million decrease in interest expense related to the Credit Facility for the Tucows businesses excluding Ting due to the reduction in outstanding principal balance. Income earned on sale of Transferred Assets to EchoStar decreased by $2.0 million from normal churn, as expected. Other income decreased by $0.7 million driven by the share of the current period impact in the Orange Domains joint venture.

INCOME TAXES

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Provision for income taxes	$2,456	$3,074	$6,887	$6,068
Decrease in provision over prior period	$(618)		$819
Decrease - percentage	(20)%		13%
Effective tax rate	(12)%	(16)%	(15)%	(10)%

Income tax expense for the three and nine months ended September 30, 2025, decreased by $0.6 million and increased by $0.8 million, when compared to the three months and nine months ended September 30, 2024. The change in effective tax rate is primarily due an increase in foreign tax expense, driven by strong performance in our Tucows Domains segment.

We regularly evaluate our deferred tax assets, including net operating losses, to determine whether a valuation allowance is necessary based on our expectations of future taxable income. The increase in our valuation allowance on net operating losses reflects our assessment of the likelihood of realizing future tax benefits associated with these losses.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, enacting a number of significant changes to the U.S. tax code. The tax effects of OBBBA were not material to the Company's provision for income taxes for the three and nine months ended September 30, 2025.  The Company continues to evaluate certain elective provisions of OBBBA and their potential impact on future periods and related disclosures.

ADJUSTED EBITDA

We believe that the provision of this non-GAAP measure allows investors to evaluate the operational and financial performance of our core business using similar evaluation measures to those used by management. We use Adjusted EBITDA to measure our performance and prepare our budgets. Since Adjusted EBITDA is a non-GAAP financial performance measure, our calculation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. Because Adjusted EBITDA is calculated before recurring cash charges, including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a liquidity measure. For liquidity measures, see the Condensed Consolidated Statements of Cash Flows included in Part I, of this Quarterly Report. Non-GAAP financial measures do not reflect a comprehensive system of accounting and may differ from non-GAAP financial measures with the same or similar captions that are used by other companies and/or analysts and may differ from period to period. We endeavor to compensate for these limitations by providing the relevant disclosure of the items excluded in the calculation of Adjusted EBITDA to net income based on GAAP, which should be considered when evaluating the Company's results. Tucows strongly encourages investors to review its financial information in its entirety and not to rely on a single financial measure.

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

The following table reconciles net income (loss) to adjusted EBITDA:

Reconciliation of Net income (loss) before Provision for Income Taxes to Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of U.S. Dollars)	2025	2024	2025	2024

Net Income (Loss) for the period	$(23,019)	$(22,297)	$(53,789)	$(67,385)
Less:
Provision for income taxes	2,456	3,074	6,887	6,068
Depreciation of property and equipment	10,405	9,526	31,404	29,686
Impairment and loss (gain) on disposition of property and equipment	6,920	852	5,771	905
Amortization of intangible assets	1,072	1,209	3,393	4,089
Interest expense, net	13,901	13,095	41,135	37,527
Stock-based compensation	1,387	1,808	4,278	5,383
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	(164)	(197)	(601)	357
Acquisition and other costs (1)	311	1,618	1,039	5,438

Adjusted EBITDA	$13,269	$8,688	$39,517	$22,068

1 Acquisition and other costs represent transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA increased by $4.6 million, or 53%, to $13.3 million for the three months ended September 30, 2025, when compared to the three months ended September 30, 2024. The increase in Adjusted EBITDA was primarily driven by increases in Ting, Wavelo, and Tucows Domains. Ting contribution increased $4.2 million, primarily driven by subscriber growth across the markets we serve, recognition of previously deferred contract liabilities for new construction, the reduction in spend across sales and marketing activities, and reduced personnel costs from the execution of the 2024 Capital Efficiency Plan, and to a lesser extent, the February 2024 Workforce Reduction. Wavelo's contribution increased $0.9 million, primarily driven by the recognition of incremental revenues from both existing and new customers. Tucows Domains contribution increased by $0.6 million from strong expiry and wholesale results through the current period. These increases in Adjusted EBITDA were partially offset by a decrease in Mobile Services and eliminations contribution of $1.0 million primarily from increasing MNO minimum purchase obligation related penalties, offset by reduced personnel costs with the execution of the 2024 Capital Efficiency Plan.

Adjusted EBITDA increased by $17.4 million, or 79%, to $39.5 million for the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024. The increase in Adjusted EBITDA was primarily driven by increases in Ting, Wavelo, and Tucows Domains. Ting contribution increased $15.7 million, primarily driven by subscriber growth across the markets we serve, recognition of previously deferred contract liabilities for new construction, the reduction in spend across sales and marketing activities, and reduced personnel costs from the execution of the 2024 Capital Efficiency Plan, and to a lesser extent, the February 2024 workforce reduction. Wavelo contribution increased $4.0 million, primarily driven by the recognition of incremental revenues from both existing and new customers. Tucows Domains contribution increased by $3.4 million from strong expiry and wholesale results through the current period. These increases in Adjusted EBITDA were partially offset by a decrease in Mobile Services and eliminations contribution of $5.6 million primarily from increasing MNO minimum purchase obligation related penalties and a decrease in income earned on sale of Transferred Assets to EchoStar, offset by reduced personnel costs with the execution of the 2024 Capital Efficiency Plan.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, our cash and cash equivalents balance decreased by $2.8 million, our funds held by trustee balance remained flat, and our secured notes reserve funds balance increased by $0.4 million when compared to December 31, 2024. The decrease in our cash balance was driven primarily by $3.2 million from cash used in operating activities, $5.4 million related to the repayment of the 2023 Credit Facility and related charges, and $12.8 million for additions to property and equipment. These decreases were offset by $19.0 million proceeds on disposal of property and equipment by Ting.

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

On September 8, 2025, the Borrowers entered into a one-year Extension Agreement (the “Extension Agreement”). The Extension Agreement extends the term of the 2023 Credit Agreement through September 22, 2027. The material terms of the 2023 Credit Agreement remain unchanged; however, the Extension Agreement amends certain definitions relating to the treatment of specified expenses in the calculation of Adjusted EBITDA for purposes of the Total Funded Debt to Adjusted EBITDA Ratio financial covenant. In connection with the Extension Agreement, the Company incurred $0.4 million of fees paid to the Lenders. These fees have been reflected as reduction to the carrying amount of the loan payable and will be amortized over the extended term from September 2026 to September 2027

The 2023 Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Agreement requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio by maintaining at all times a Total Funded Debt to Adjusted EBITDA Ratio of not more than (i) 3.75:1.00; and (2) an interest coverage ratio by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio (as defined in the Extension Agreement) of not less than 3.00:1.00. As of September 30, 2025, the Company's leverage ratio was 2.97:1.00 and Interest Coverage Ratio was 4.20:1.00.

During the nine months ended September 30, 2025, the Company made net repayments of $5.0 million towards the 2023 Credit Facility. The Company ended September 30, 2025 with a remaining principal balance of $190.4 million, for which the required repayment is due in 2027.

As of September 30, 2025, the Company held contracts in the amount of $40.1 million with BMO to trade U.S. dollars in exchange for Canadian dollars under an uncommitted treasury risk management facility which assists the Company with hedging Canadian dollar exposures. Please see the discussion in the Material Cash Requirements section below.

Cash Flow from Operating Activities

Net cash outflows from operating activities during the nine months ended September 30, 2025 totaled $3.2 million, a decrease of 79% when compared to the nine months ended September 30, 2024.

Net income, after adjusting for items not involving cash, during the nine months ended September 30, 2025 was $7.8 million, an increase of 154% when compared to the prior quarter. Net income included non-cash charges and recoveries of $62.3 million such as depreciation, impairment of property and equipment, accretion of redeemable preferred shares, loss (gain) on disposal of assets, net right of use operating asset or liability, stock-based compensation, amortization of debt discount and issuance costs, amortization of intangible assets, net amortization of contract costs, deferred income taxes (recovery), undistributed earnings of equity method investee, and disposal of domain names. In addition, changes in our non-cash working capital contributed to a net cash outflow of $11.0 million. Cash utilization of $17.8 million from the changes in accrued liabilities, accounts receivable, contract asset, prepaid expenses and deposits, customer deposits, inventory, and accreditation fees payable, were partially offset by positive cash contributions of $6.8 million from the changes in income taxes recoverable, contract liabilities, accounts payable, and deferred costs of fulfillment.

Cash Flow from Financing Activities

Net cash outflows from financing activities during the nine months ended September 30, 2025 totaled $5.4 million, a decrease of 112% when compared to the nine months ended September 30, 2024. The total cash outflows related to a $5.0 million repayment towards the 2023 Credit Facility, as well as $0.4 million in costs related to the Credit Facility.

Cash Flow from Investing Activities

Net cash inflows from investing activities during the nine months ended September 30, 2025 totaled $6.1 million, an increase of 113% when compared to the nine months ended September 30, 2024. Cash inflows of $19.0 million related to proceeds on disposal of Ting property and equipment. These cash inflows were partially offset by $13.0 million of cash outflows. $12.6 million of the cash outflows related to investment in property and equipment to support the continued expansion of our Ting Internet Fiber network footprints in North Carolina, Colorado, and California as we seek to extend both our current network and expand to new markets, though at a slower rate following the execution of the 2024 Capital Efficiency Plan. $0.2 million of the cash outflows related to acquisition of intangible assets.

Material Cash Requirements

As of September 30, 2025, the Company's Cash and cash equivalents, restricted cash and secured notes reserve funds balances totaled $70.8 million, of which $50.4 million belonged to Ting Internet and $20.4 million belonged to the other Tucows' segments.

In our 2024 Annual Report, we disclosed our material cash requirements of both the Ting segment as well as the other segments excluding Ting. As of September 30, 2025, other than the items mentioned below, there have been no other material changes to our material cash requirements outside the ordinary course of business.

Ting

As of September 30, 2025, the balance owing on the Unit Purchase Agreement was $131.8 million ("Note 19 - Redeemable preferred units" of the Notes to the Condensed Consolidated Financial Statements included in Part I, of this report). On May 4, 2023, Tucows, through its indirect and wholly owned subsidiaries, including Ting Fiber, LLC entered into a definitive agreement relating to a securitized financing facility where Ting Issuer LLC, a Delaware limited liability company, issued the 2023 Term Notes for a total value of $238.5 million and 2024 Term Notes for a total value of $63.0 million ("Note 8 - Notes Payable" of the Notes to the Condensed Consolidated Financial Statements included in Part I, of this report). The combination of these agreements is expected to fund Ting operations through Fiscal 2025. As of September 2025, Ting has not paid the preferred return due to Generate for two consecutive quarters amounting to $9.5 million in the aggregate. The unpaid interest for these quarters has been treated as payment-in-kind (“PIK”) and added to the outstanding balance of the redeemable preferred units. Ting received a notice from Generate on October 1, 2025 in connection with the missed quarterly preferred return payments. The notice states that if Ting does not cure the failure to pay such preferred return by November 30, 2025 it shall be classified as Return Breach under the LLC Agreement, and Generate has the right to pursue certain remedies as described in "Note 19. Redeemable preferred units" of the Notes to the Condensed Consolidated Financial Statements included in Part I, of this Quarterly Report.

Ting committed to workforce reductions on February 7, 2024 and October 30, 2024, which aimed to reduce Ting’s workforce by 13% and 42%, respectively. Both plans were designed to lower year-over-year operating expenses by streamlining operations, reducing capital activities, operating expenses, and cash spending within the Ting operating segment.

Ting incurred a net loss of $26.7 million and $23.3 million for the three months ended September 30, 2025 and September 30, 2024, respectively. As of September 30, 2025, Ting had $33.7 million in unrestricted cash and cash equivalents, $3.6 million in accounts receivable, $1.3 million in accounts payable. and $8.1 million in accrued liabilities. Comparatively, as of December 31, 2024, Ting had $45.4 million in unrestricted cash and cash equivalents, $1.2 million in accounts receivable, $1.2 million in accounts payable and $15.8 million in accrued liabilities. At September 30, 2025, Ting’s long-term liabilities included $290.6 million payable on the 2023 and 2024 Term Notes, as well as $131.8 million on the redeemable preferred units. Ting incurred an operating cash flow deficit of $7.0 million and $15.0 million for the three months ended September 30, 2025 and September 30, 2024, respectively. Ting has scheduled interest payments of $20.6 million in the twelve months following September 30, 2025.

Given the ongoing capital needs of Ting, the Company has commenced a process to review strategic alternatives for the Ting business. Ting may not be able to meet its financial obligations over the twelve months following September 30, 2025 without additional financing. Ting has historically relied on the proceeds from its redeemable preferred units as well as its 2023 and 2024 Term Notes to fund its operations and the expansion of the Ting Fiber Internet footprint. Ting currently has limited capacity to expand its borrowings under the Base Indenture and it is uncertain whether Ting will be able to access additional Milestone Funding under the redeemable preferred unit facility. Ting's ability to obtain additional financing if required will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms or complete a sale transaction, we may have to consider other alternatives to raise capital or significantly restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained, and which could result in additional dilution to our stockholders. If we do not have sufficient funds to continue operations, Ting could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us. Any such bankruptcy of Ting would not trigger cross-defaults under the 2023 Credit Facility.

Tucows Businesses Excluding Ting

Tucows businesses excluding Ting, acquisitions and capital investments have been funded by the Company's operating income and the Company's existing 2023 Credit Agreement. As of September 30, 2025, the Company’s 2023 Credit Facility had an outstanding balance of $190.4 million. Tucows businesses excluding Ting make principal repayments from time to time.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of September 30, 2025.

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

As of September 30, 2025, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset (Liability)

October - December 2025	12,958	1.3609	(230)
January - March 2026	14,248	1.3609	(200)
April - June 2026	12,933	1.3609	(138)
	$40,139	1.3609	$(568)

As of September 30, 2025, the Company had $40.1 million of outstanding foreign exchange forward contracts which will convert to CDN $54.6 million. Of these contracts, $40.1 million met the requirements for hedge accounting.

As of December 31, 2024, the Company had $29.4 million of outstanding foreign exchange forward contracts which would convert to CDN $40.3 million. Of these contracts, $29.4 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the nine months ended September 30, 2025. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the nine months ended September 30, 2025. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the nine months ended September 30, 2025 of approximately $4.0 million, before the effects of hedging. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of September 30, 2025, we had an outstanding balance of $190.4 million on the 2023 Credit Facility. The 2023 Credit Agreement added SOFR Loans as a form of advance available under the 2023 Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum). As of September 30, 2025, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on 2023 Credit Agreement by approximately $1.9 million, assuming that the loan balance as of September 30, 2025 is outstanding for the entire period.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation as of September 30, 2025 management has concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b)    Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2025, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Slower-than-expected subscriber growth and ongoing operating losses could impair Ting’s ability to meet future financial and operational obligations and limit its access to additional financing.

Ting incurred a net loss of $26.7 million, $68.5 million, $23.3 million and $75.7 million for the three and nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, Ting had $50.4 million in cash and cash equivalents, restricted cash and restricted cash equivalents, $3.6 million in accounts receivable, $1.3 million in accounts payable, and $8.1 million in accrued liabilities. Ting’s long-term liabilities included $290.6 million payable on the 2023 and 2024 Term Notes as well as $131.8 million on the redeemable preferred units. Ting incurred an operating cash flow deficit of $7.0 million, $25.1 million, $14.9 million and $41.8 million for the three and nine months ended September 30, 2025 and 2024, respectively, and has scheduled interest payments of $20.6 million in the twelve months following September 30, 2025.

Ting’s ability to meet its financing commitments, including scheduled interest and principal payments under its outstanding term notes and obligations under its redeemable preferred units, depends on achieving growth levels consistent with its operating plan. Ting’s recent subscriber growth has been below internal forecasts and may continue to underperform expectations in future periods. Lower net additions to Ting’s subscriber base would result in reduced recurring revenue and cash flow, which would impair Ting’s ability to fund operations, raise additional capital and service its debt obligations.

Ting has historically relied on proceeds from its redeemable preferred units and Term Notes to fund its operations and the expansion of its fiber Internet footprint. Ting currently has limited borrowing capacity under the Base Indenture, and its ability to access additional financing, including future asset-backed securitizations is dependent on maintaining sufficient growth in its subscriber base and related recurring revenue. If subscriber growth continues to underperform, the size and credit quality of the receivable and subscription pools available for securitization would decline, reducing Ting’s capacity to raise incremental funding on acceptable terms or at all. This would limit Ting’s flexibility to refinance existing indebtedness, fund network expansion, or pursue strategic initiatives.

If Ting is unable to obtain additional financing when required or on acceptable terms, it could be required to further restrict operations, obtain funds under unfavorable conditions, or consider other alternatives to raise capital, which would materially and adversely affect its business, financial condition, and results of operations. Sustained underperformance or an inability to secure financing would increase liquidity pressures and, if severe, may require Ting to seek bankruptcy protection or consider other alternatives that could result in a loss of investment for the Company’s stockholders.

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

Risks Related to Our Review of Strategic Alternatives for Ting

We may not be successful in identifying and implementing any potential strategic alternatives for Ting in a timely manner, or at all, and any strategic transactions that we may consummate in the future could have negative consequences.

The Company has commenced a process to review strategic alternatives for the Ting business. We expect to devote substantial time and resources to exploring strategic alternatives for Ting. However, there can be no assurance that this strategic review process will result in us pursuing any transaction or that we will be able to successfully consummate a transaction on attractive terms, on a timely basis, or at all. Additionally, there can be no assurance that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value.

The process of continuing to evaluate our strategic alternatives may be costly, time-consuming and complex, and we may incur significant legal, accounting and advisory fees and other expenses, some of which may be incurred regardless of whether we successfully enter into a transaction. Our ability to pursue or consummate strategic transactions also depends upon our ability to retain certain of our employees, the loss of whose services may adversely impact the ability to identify, negotiate and consummate such transaction. If we are unable to successfully retain certain of our key remaining personnel, we are at risk of a disruption to our exploration and consummation of one or more strategic transactions.

If we are not successful in setting forth a new strategic path for us, or if our plans are not executed in a timely fashion, this may cause reputational harm with our stockholders and the value of our securities may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of us could cause our stock price to fluctuate significantly.

We may become involved in litigation in connection with any strategic alternative we explore for Ting, including securities class action litigation, that could divert our management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

Litigation, including securities class action litigation, often follows certain significant business transactions, such as the announcement of any strategic transaction, or the announcement of negative events. These events may also result in investigations by the SEC. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

We are subject to minimum purchase commitments with our Mobile Network Operator (“MNO”).

Following the sale of the majority of our Ting Mobile customer base on August 1, 2020, we retained a small subset of mobile customers to which we continue to provide retail mobile services through our partnership with our MNO supplier. The Company is subject to minimum purchase commitments with our MNO supplier through a “take or pay” arrangement. We are committed to a minimum of $5.1 million in remaining payments through January 16, 2026. If we are unable to grow the Ting Mobile subscriber base or renegotiate the contract, our cost of revenues could grow significantly, and may result in a significant increase to the Company’s net loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2025, the Company announced that its Board of Directors (“Board”) approved a stock buyback program to repurchase up to $40 million of its common stock in the open market (the “2025 Buyback Program”). The 2025 Buyback Program commenced on February 14, 2025 and is expected to terminate on February 13, 2026. For the three and nine months ended September 30, 2025, the Company did not repurchase any shares under the 2024 and 2025 Buyback Program.

Item 3.  Defaults Upon Senior Securities

As of September 2025, Ting has not paid the preferred return due to Generate for two consecutive quarters amounting to $9.5 million in the aggregate. Ting received a notice from Generate on October 1, 2025 stating that if Ting does not cure the failure to pay such preferred return amounts by November 30, 2025, it shall be classified as Return Breach under the LLC Agreement, and Generate has the right to pursue certain remedies as described in "Note 19. Redeemable preferred units" of the Notes to the Condensed Consolidated Financial Statements included in Part I, of this Quarterly Report, which carries the risks outlined in the risk factor titled “Slower-than-expected subscriber growth and ongoing operating losses could impair Ting’s ability to meet future financial and operational obligations and limit its access to additional financing.”

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)       Disclosure provided pursuant to Item 5.02 of Form 8-K. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On November 6, 2025, Tucows Inc. (the “Company”) announced that Elliot Noss will step down from his position as President and Chief Executive Officer of the Company, effective November 6, 2025 (the "Separation Date") and from any other positions held with the Company and any of the Company’s subsidiaries. However, Mr. Noss will remain as a member of the Company's Board of Directors (the "Board") following the Separation Date. Mr. Noss’ departure as Chief Executive Officer was not due to any disagreement with the Company on any matter relating to the Company's operations, policies or practices. The Company appreciates Mr. Noss’s contributions as Chief Executive Officer of the Company.

In connection with Mr. Noss' departure, the Company and Mr. Noss have entered into a mutual separation agreement (the "Separation Agreement"), dated as of November 6, 2025. Pursuant to the Separation Agreement, Mr. Noss will receive severance benefits including, but not limited to: (i) a cash payment equal to $2,500,000 U.S. Dollars; (ii) accelerated vesting of equity awards; (iii) continuation of health benefits for a period of time; and/or (iv) other benefits as specified in the Separation Agreement. In exchange for such benefits, Mr. Noss must execute a Release and Indemnity Agreement and comply with all post-employment restrictive covenants as set out in his employment agreement with the Company dated January 22, 2003 (the “Employment Agreement”), including, but not limited to, the confidentiality and non-solicitation provisions contained therein except for the requirements of Section 7(a) of the Employment Agreement, which were waived by the Company.

On the Separation Date, the Company and Mr. Noss entered into a consulting agreement, pursuant to which Mr. Noss will provide consulting services regarding matters relating to Ting Fiber, Inc. (“Ting”) at a monthly rate of $25,000 U.S. Dollars.

The Board has appointed David Woroch as Chief Executive Officer of the Company, effective November 6, 2025. David Woroch, 63, currently serves as our Chief Executive Officer of Tucows Domains Services and has led our Domains business since 2014 and oversees OpenSRS, eNom, Ascio (wholesale), Hover (retail), Tucows aftermarket, and Tucows Registry Services. Mr. Woroch joined the Company in March 2000 after thirteen years at IBM Canada and has helped build and lead our sales, marketing, product, business operations, engineering, with P&L responsibility for Tucows Domains. He also managed the acquisition and integration of EPAG, the International division of Melbourne IT, Enom, Ascio Technologies, and UNR Registry Services, along with a number of smaller acquisitions into our Domains business.

Mr. Woroch does not have any family relationships with any executive officer or director of the Company. There are no arrangements or understandings between Mr. Woroch and any other persons pursuant to which he was selected as Chief Executive Officer. There are no transactions involving Mr. Woroch that would require disclosure under Item 404(a) of Regulation S-K.

In connection with Mr. Woroch’s appointment, the Company and Mr. Woroch entered into an employment agreement (the “Employment Agreement), dated as of November 6, 2025, effective through and including November 30, 2029. Pursuant to the Employment Agreement, Mr. Woroch will receive an annual base salary of $650,000 Canadian Dollars and will be eligible to earn an annual performance-based bonus with a target amount of 100% of his base salary, based on the achievement of performance goals to be established by the Board or the Compensation Committee of the Board.

The Employment Agreement also provides for a severance payment in the amount of six months’ compensation plus one months’ compensation for each additional completed year of service to be made in equal monthly installments in the event of a termination of Mr. Woroch's employment by the Company without "cause" or by Mr. Woroch for "good reason" (as such terms are defined in the Employment Agreement).

The Employment Agreement contains customary confidentiality, non-competition, and non-solicitation provisions.

Ivan Ivanov, the Chief Financial Officer of the Company, has also been appointed as the President and Chief Executive Officer of Ting.

(b)      None.

(c)      During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5 1(c) of the Exchange Act (a “Rule 10b5-1 trading arrangement”) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K)

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

10.1	Credit Agreement, dated as of September 22, 2023, by and among, Tucows Inc. (the “Company”) and its wholly owned subsidiaries, Tucows.com Co., Ting Inc., Tucows (Delaware) Inc. Wavelo, Inc. and Tucows (Emerald), LLC, Bank of Montreal, as Agent and other parties thereto, as amended by that certain Extension Agreement dated September 8, 2025 (Incorporated by Reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on September 10, 2025).
31.1#	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification
31.2#	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification
32.1†	Chief Executive Officer's Section 1350 Certification †
32.2†	Chief Financial Officer's Section 1350 Certification †
101.INS#	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Filed herewith.
†	Furnished herewith.
*	Certain schedules and similar attachments have been omitted in reliance on Item 601 (a)(5) of Regulation S-K. The Company will provide, on supplemental basis, a copy of any omitted schedule or attachment to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 06, 2025	TUCOWS INC.

	By:	/s/ ELLIOT NOSS
Elliot Noss
President and Chief Executive Officer

	By:	/s/ IVAN IVANOV
Ivan Ivanov Chief Financial Officer
(Principal Financial and Accounting Officer)