Form 10-K
period 2025-12-31
TUCOWS INC /PA/
filed 2026-03-12
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

s

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

As of June 30, 2025, (the last day of our most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $132.2 million. Such aggregate market value was computed by reference to the closing sale price per share of $19.71 as reported on the NASDAQ Capital Market on such date. For purposes of making this calculation, the registrant has excluded each executive officer, each director and each beneficial owner of more than ten percent of the outstanding shares of common stock of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of March 10, 2026, was 11,128,972.

TUCOWS INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2025

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

Information Concerning Forward-Looking Statements

This Annual Report contains, in addition to historical information, forward-looking statements by Tucows Inc. (the “Company”, “we”, “us” “Tucows” or “our”) with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the competition we expect to encounter as our business develops and competes in a broader range of Internet services, the Company's foreign currency requirements, specifically for the Canadian dollar, Euro and Indian Rupee; Wavelo, and Ting subscriber growth and retention rates; the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential generic top level domain (“gTLD”) expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and the impact it may have on related revenues; our belief regarding the underlying platform for our domain services; our expectation regarding the trend of sales of domain names; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our expected credit losses; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding the liquidity and capital requirements of the Ting internet business as well as the outcome of any process to assess strategic alternatives for this business ; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the timing, implementation and impact of the 2024 Capital Efficiency Plan (as defined below); the impact of cancellations of or amendments to market development fund programs under which we receive funds; our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; our arrangement with an affiliate of Generate TF Holdings, LLC, a Delaware limited liability company ("Generate"); and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

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

•	Our ability to effectively integrate acquisitions;
•	Our ability to monitor, assess and respond to changing geopolitical and economic environments including changing inflation and interest rates, tariffs and trade disputes, and geopolitical conflict;
•

Our ability to collect anticipated payments from DISH in connection with the 10-year payment stream that is a function of the margin generated by the transferred subscribers over a 10-year period pursuant to the terms of the Asset Purchase Agreement dated August 1, 2020 between the Company and DISH Wireless LLC ("EchoStar", DISH's post-merger parent) (the “EchoStar Purchase Agreement”);

•	Our ability to maintain compliance with the operational and financial covenants of the 2023 and 2024 Notes as defined in "Note 8. Notes Payable" to the Consolidated Financial Statements;
•	Our ability to maintain the safety and security of our systems and data;
•	Our ability to successfully identify and implement any potential strategic alternatives for Ting;
•	Pending or new litigation; and
•	Factors set forth herein under the caption “Item 1A Risk Factors”.

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

We accomplish this by reducing the complexity of our customers’ experience as they access the Internet (at home or on the go) and while using Internet services such as domain name registration, email and other Internet related services. We are organized into three operating and reporting segments - Ting, Wavelo, and Tucows Domains. Each segment is differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate. The Ting segment contains the operating results of our retail high speed Internet access operations, including its wholly owned subsidiaries - Cedar and Simply Bits. The Wavelo segment includes our platform and professional services offerings, as well as the billing solutions to Internet services providers ("ISPs"). Tucows Domains includes wholesale and retail domain name registration services, as well as value-added services derived through our OpenSRS, Enom, Ascio, EPAG and Hover brands.

Our Chief Executive Officer ("CEO"), who is also our chief operating decision maker, reviews the operating results of Ting, Wavelo and Tucows Domains as three distinct segments in order to make key operating decisions as well as evaluate segment performance. Certain revenues and expenses are excluded from segment results as they are centrally managed and not monitored by or reported to our CEO by segment, including mobile retail services, eliminations of intercompany transactions, portions of Finance and Human Resources that are centrally managed, Legal and Corporate Information Technology ("IT") shared services.

Ting

Ting and its wholly owned subsidiaries, Cedar and Simply Bits includes the provision of high-speed Internet access services to select towns throughout the United States, with operations focused on serving existing markets. Our primary sales channel is through the Ting website. The primary focus of this segment is to provide reliable Gigabit Fiber and Fixed Wireless Internet services to consumer and business customers. Revenues from Ting Internet are all generated in the U.S. and are billed on a monthly basis. Generally, Ting Internet services have no fixed contract terms, aside from certain bespoke contracts with business customers.

As of December 31, 2025, Ting Internet had access to 126,000 owned infrastructure serviceable addresses, 109,000 partner infrastructure serviceable addresses and 54,000 active accounts under its management; compared to having access to 134,000 owned infrastructure serviceable addresses, 45,000 partner infrastructure serviceable addresses and 51,000 active accounts under its management as of December 31, 2024. These figures exclude serviceable addresses and accounts attributable to Ting's wholly-owned subsidiary Simply Bits.

Strategic Review and Developments

During the year ended December 31, 2025, Ting initiated and currently continues a review process for the Ting business focused on evaluating strategic alternatives to optimize its capital structure and long-term operating model given the ongoing capital needs of Ting. This process has included the exploration of potential asset sales, partnership structures and other strategic transactions involving Ting’s fiber network assets.

In addition, as previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on December 5, 2025, on December 1, 2025, Ting received written notice from Generate, the holder of Ting’s Series A Preferred Units, asserting that under the Ting Fiber LLC Amended and Restated Limited Liability Company Agreement, dated as of August 11, 2022 (the “LLC Agreement”), a Return Breach and a Trigger Event has occurred as a result of Ting’s failure to pay the quarterly preferred return for two consecutive quarters. Generate has reserved its right to pursue remedies available under the LLC Agreement and applicable law, including the ability to make a request for redemption of all Series A Preferred Units (a “Redemption Request”). As of the date of this report, Generate has not submitted a request for the redemption of all Series A Preferred Units nor sought to exercise any of its remedies under the LLC Agreement. Refer to “Note 13. Redeemable Preferred Units” to the Consolidated Financial Statements for further details.

Under the terms of the LLC Agreement, if Generate were to submit a Redemption Request following a Trigger Event, Ting would be required to redeem all outstanding Series A Preferred Units at the applicable redemption price within 30 days of such request, an estimated $204.9 million. As a result of this contractual provision, the Series A Preferred Units were reclassified from long-term to current liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2025.

The Company does not believe that the Return Breach or Trigger Event has had a material adverse impact on Ting’s day-to-day operations, customer service or network performance. Ting continues to operate in the ordinary course while the Company evaluates strategic alternatives and engages in discussions with Generate.

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

Tucows Domains

Tucows Domains includes wholesale and retail domain name registration services, as well as value-added services derived through our OpenSRS, Enom, Ascio, EPAG and Hover brands. Tucows Domains generates revenues primarily from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations. In addition, we earn revenues from the sale of retail domain name registration and email services to individuals and small businesses. Tucows Domains revenues are attributed to the country in which the contract originates, which is primarily in Canada and the U.S for OpenSRS and Enom brands whereas it is primarily in European nations for Ascio and EPAG.

Our primary distribution channel is a global network of more than 32,000 resellers that operate in approximately 200 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of gTLD and country code top-level domain options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface, easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale, primarily branded as OpenSRS, Enom, EPAG and Ascio, derives revenue from its domain name registration service. Together the OpenSRS, Enom, EPAG and Ascio Domain Services manage 21.5 million domain names under the Tucows, Enom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management has decreased by 3.0 million, or 12.3%, since December 31, 2024.

Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, WHOIS privacy and other value-added services. All of these services are made available to end-users through a network of web hosts, ISPs, and other resellers around the world. In addition, we also derive revenue by monetizing domain names which are near the end of their lifecycle through expiry auction sale.

Retail, primarily, Hover, derives revenues from the sale of domain name registration and email services to individuals and small businesses. Our retail domain services also include our Personal Names Service – based on over 34,000 surname domains – that allows roughly two-thirds of Americans to purchase an email address based on their last name. The retail segment now includes the sale of the rights to its portfolio of surname domains used in connection with our RealNames email service and our Exact Hosting Service, that provides Linux hosting services for individual and small business websites.

Additional information about segments can be found in “Note 20. Segment Reporting” to the Consolidated Financial Statements.

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

During the years ended December 31, 2025, December 31, 2024 and December 31, 2023 one customer, EchoStar, accounted for 11.7%, 10.7% and 10.7%  of revenue.

As internet and digital demand scales, Tucows captures market opportunity by eliminating the need for clients to develop and support proprietary systems for non-core services. Tucows captures this market opportunity by eliminating the need to own, develop and support non-core applications in-house. By providing high-value full-service platforms and value-added services, Tucows allows customers to offload operational complexity in exchange for marketplace scalability and focus on customer acquisition and retention.

Seasonality

During the first quarter of the fiscal year, Tucows Domains will often see higher contract liabilities and higher deferred cost of fulfillment in regard to domain name registrations, due to a larger volume of renewals occurring at the beginning of the year as compared to subsequent periods. The demand for Ting and Wavelo services is not impacted by seasonality.

Competition

Our competitors may be divided into the following groups:

Ting

•	U.S. Broadband providers such as AT&T, Comcast, Verizon and Lumen Technologies, who primarily compete with Ting Internet services.

Tucows Domains

•	Retail-oriented domain registrars, such as GoDaddy, NameCheap and Network Solutions', who compete with our Reseller customers in wholesale domain services and with Hover.

•	Wholesale-oriented domain registrars, such as GoDaddy, and Team Internet, who market services to resellers such as our customers.

•	Wholesale Email Service providers, such as Google and Microsoft.

Wavelo

•	Traditional BSS/OSS providers such as Amdocs, Netcracker, Ericsson, Optiva and Sonar Software, who primarily compete with Wavelo’s platforms and services.

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

Human Capital Resources

Employee Profile

As of December 31, 2025, we had approximately 759 full-time employees and 112 contracted employees globally. As a global Internet and technology company, we have a wide range of employees, including management professionals, technicians, engineers, and call center employees. None of our employees are currently represented by a labor union. We consider our relations with our employees to be good. Approximately 54% of our employees are based in Canada, followed by 28% based in the U.S., and the remaining 18% are spread across countries in Europe and other regions. Of our contracted and fulltime employees, approximately 265 support our Ting segment, 203 support our Wavelo segment, and approximately 307 support our Tucows Domains segment. The remaining 96 employees support corporate functions and shared technology services used across the Tucows group.

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

Organizational Restructuring and Capital Efficiency Initiatives

In February 2024 and October 2024, Ting implemented workforce reductions and a capital efficiency plan to align its operating structure with its strategic focus on existing fiber markets and to reduce other operating expenses and capital outlays. These actions significantly reduced Ting’s workforce and streamlined certain operational functions.

The restructuring initiatives were substantially implemented during the year ending December 31, 2024 ("Fiscal 2024"). As a result, Ting entered fiscal year 2025 with a reduced cost structure and a more focused capital deployment strategy centered on completing builds in existing markets, rather than expanding into new markets. As noted above, the Company is currently exploring potential asset sales, partnership structures and other strategic transactions involving Ting's fiber network assets.

Additional information regarding restructuring charges and related financial impacts can be found in “Note 21. Restructuring costs” to the Consolidated Financial Statements.

People Philosophy and Employee Wellness

As an organization, Tucows believes in the importance of driving meaningful change and impact, and that same commitment extends to its people. Building and maintaining our culture is not a standalone effort; it is a fundamental part of our employee experience and helps us to create an environment where our team can flourish, grow and do their best work.

This philosophy is reflected in Company-wide programs, policies, and resources designed to support employees across all levels and functions. The Company invests in comprehensive health and benefits plans, assistance programs for employees and their families, and wellness and support tools. The Company regularly reviews and updates its hiring practices and internal policies to help promote consistent, fair treatment across the organization.

Tucows prioritizes the mental and personal well-being of its employees, and has implemented a series of initiatives designed to support employee well-being, including daily mindfulness sessions open to all employees and Company-wide memberships to mindfulness platforms. The Company also maintains eight voluntary employee resource groups that provide employees with shared-interest communities, opportunities for professional connection, and programming that contributes to broader Company culture.

Compliance with Government Regulations

Ting

Our Fiber Internet services are subject to a number of regulations and commitments. The Federal Communications Commission ("FCC") frequently considers imposing new broadband-related regulations such as those relating to an Open Internet. States and localities also consider new broadband-related regulations, including those regarding government-owned broadband networks, net neutrality and connectivity. Additionally, as an ISP, we must implement certain network capabilities to assist law enforcement in conducting surveillance of persons suspected of criminal activity. From time to time, the FCC considers imposing new regulatory obligations on ISPs. We are committed to an Open Internet and do not block, throttle or engage in paid or affiliated prioritization, and have committed not to block, throttle or discriminate against lawful content.

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

Wavelo

Our Wavelo Segment is less subject to government regulations and commitments because it enables subscription and billing management, network orchestration and provisioning, and individual developer tools. Outside of General Data Protection Regulation (“GDPR”), which creates obligations around the procurement, processing, publication and sharing of personal data, as further outlined below, there is limited regulation or commitment to government bodies for software.

Tucows Domains

Our Tucows Domains segment is subject to regulation by ICANN, federal and state laws in the U.S. and the laws of other jurisdictions in which we do business. These include:

ICANN: The registration of domain names is governed by ICANN. ICANN is a multi-stakeholder private sector, not-for-profit corporation formed for the express purposes of overseeing a number of Internet-related tasks, including management of the DNS, allocation of IP addresses, accreditation of domain name registrars and registries and the definition and coordination of policy development for all of these functions. Tucows, Enom, EPAG and Ascio are each individually accredited by ICANN as domain name registrars and thus our ability to offer domain name registration products is subject to our ongoing relationship with, and accreditation by, ICANN.

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

Several bodies of law may be deemed to apply to us with respect to various customer activities. Because we operate in a rapidly evolving industry and since our industry is characterized by changes in technology and in new and growing illegal activity, these bodies of laws are constantly evolving. As a host of content through our Exact Hosting business, and to a lesser extent as a registrar of domain names, we may be subject to potential liability for illegal activities by our resellers’ customers on their websites. We provide an automated service that enables users to register domain names. We do not monitor or review, nor does our accreditation agreement with ICANN require that we monitor or review, the appropriateness of the domain names we register for our customers or the content of their websites, and we have no control over the activities in which these customers engage. While we have policies in place to terminate domain names or to take other action if presented with evidence of illegal conduct, customers could nonetheless engage in prohibited activities without our knowledge.

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

We are subject to the filing requirements of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Therefore, we file annual reports, periodic reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically at www.sec.gov.

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

Information about our Executive Officers and Key Employees

The following table sets forth the names, ages and titles of persons currently serving as our executive officers and key employees.

Name	Age	Title
David Woroch	63	President and Chief Executive Officer of Tucows Inc and Tucows Domains
Ivan Ivanov	47	Chief Financial Officer of Tucows Inc and Chief Executive Officer of Ting
Bret Fausett	62	Chief Legal Officer and Vice-President, Regulatory Affairs
Justin Reilly	38	Chief Executive Officer, Wavelo

David Woroch currently serves as our Chief Executive Officer of Tucows Inc. and Tucows Domains Services. Since joining Tucows in 2000, David has been a leader at the company’s flagship business, Tucows Domains, scaling it into a large wholesale domain registrar and a cornerstone of Tucows’ recurring-revenue model. He has guided the Company through multiple acquisitions—including Enom, EPAG, Ascio Technologies, the International division of Melbourne IT, and UNR Registry Services—which have expanded Tucows’ global scale and reputation. Under his leadership, Tucows Domains has become a recognized pioneer in customer experience, automation and reseller enablement.

Ivan Ivanov has served as our Chief Financial Officer since August 2024. He also served as the Chief Executive Officer of Ting since November 6, 2025. Prior to joining the Company, Mr. Ivanov spent twenty-two years at Verizon and most recently served as Executive Director and business unit CFO, where he led both the consumer and business finance teams. Mr. Ivanov began his career at Verizon on the M&A and Corporate Development team, progressing to a variety of other financial specialties, including cash flow planning, network and IT capital allocation, and commercial finance, where he led Verizon’s fiber deployment program. Mr. Ivanov has a Master of Accounting from Seton Hall University and he is also a graduate of Drexel University with a Bachelor of Arts in Finance.

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

The markets we serve—Internet services (Ting), wireless communications (Tucows Corporate – Mobile Services), BSS/OSS software (Wavelo), and domain registration (Tucows Domains)—are highly competitive and undergoing significant consolidation. Many of our competitors have greater financial, technical, and marketing resources, enabling them to offer lower prices, provide broader service bundles, and enhancing their purchasing power for equipment, content, and infrastructure. As consolidation increases, larger competitors may further strengthen their cost advantages, making it more difficult for us to attract and retain customers.

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

EchoStar is Wavelo's main customer and represents the majority of its revenues, until such time as we are able to scale our services to additional customers. As a result, we are exposed to significant risk if we are unable to maintain this customer relationship or establish new relationships with other MNOs or MVNOs. In addition, Wavelo’s revenues are directly tied to the subscriber volumes of EchoStar’s MVNO or MNO networks, and its profitability is contingent on EchoStar’s ability to continue to add and retain subscribers on its platform.

Accordingly, Wavelo’s long-term success depends on its ability to maintain existing customer relationships and broaden its customer base through the acquisition of new customers and expanded adoption of its platforms. If Wavelo is unable to do so, its revenues, operating results, and growth prospects could be materially adversely affected.

We may be limited in our ability to grow our service offerings and customer base within our businesses, unless we can continue to manage our vendor relationships and supply chain to obtain valuable products and service options to offer to our customers.

To stay competitive, we must offer a range of valuable products and services while effectively managing vendor relationships and supply chains. A critical aspect of this is securing domain name registration options through various TLDs and ccTLDs for our Tucows Domains segment. Our business is particularly vulnerable to fee increases imposed by registries like Verisign, which controls .com domains. Verisign, for instance, charges $10.26 per .com registration, with ICANN imposing an additional $0.20 fee. Under Verisign’s registry agreement, which extends through 2030, Verisign may increase .com prices by up to 7% annually during the final four years of the term, allowing for a potential price increase as early as the fourth quarter of 2026. Any such increase would raise our cost of revenues. For our Ting Internet segment, we depend on leased fiber capacity, installation equipment, and third-party network access, and any disruptions in supply or cost increases could affect our ability to scale and maintain profitability.

Adverse conditions in the U.S. and international markets could materially adversely affect our results of operations and financial condition.

Unfavorable economic conditions, including economic slowdowns, volatile inflation rates, rising interest rates, lower employment levels or reduced consumer and business spending, could negatively affect demand for our products and services and increase our operating costs. During periods of economic uncertainty, customers may delay purchasing decisions, reduce usage of our services, downgrade to lower-priced offerings, or experience financial distress, which could adversely impact revenues, margins, and cash flows across our businesses.

In addition, inflationary pressures and higher interest rates have increased, and may continue to increase, our costs, including labor, energy, network operations, and interest expense. If adverse economic conditions persist or worsen, our cost-reduction efforts may be insufficient to offset these impacts, and our results of operations and financial condition could be materially adversely affected. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. Moreover, the uncertainty surrounding government funding debates and debt-ceiling negotiations can negatively affect market conditions, investor sentiment, and the liquidity of small-cap and microcap issuers such as ours. Accordingly, any future federal government shutdown or protracted budget impasse could materially and adversely affect our regulatory compliance, financing options and capabilities, and overall financial condition.

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

Our ability to successfully execute on the strategic process for Ting is critical to addressing its liquidity needs, and failure to do so on a timely basis could have a material adverse effect on the business.

Given Ting’s ongoing capital requirements, we have commenced a process to review strategic alternatives for the Ting business. This process is intended to address Ting’s liquidity needs and long-term sustainability and may include a range of potential outcomes, such as a sale, recapitalization, restructuring, partnership, or other strategic transaction.

There can be no assurance that the process to review strategic alternatives will result in any transaction or outcome, that any transaction pursued will be completed on acceptable terms, or that it will be completed on a timeline sufficient to address Ting’s liquidity needs, or will fully discharge Ting’s obligations. The availability, timing, and terms of any strategic transaction will depend on numerous factors, including market conditions, investor interest, Ting’s operating performance, and broader economic and industry conditions, which are outside of our control.

If the process does not result in a successful transaction, or if it is delayed or abandoned, Ting may be required to pursue other measures to address its liquidity needs, including more significant reductions in operating expenses, deferral or abandonment of strategic initiatives, raising capital on unfavorable terms, or pursuing restructuring, bankruptcy or insolvency alternatives. Any such actions could materially and adversely affect Ting’s business, financial condition, and results of operations and could result in a loss of some or all of our investment in Ting.

In addition, this process may divert management’s attention, create uncertainty among employees, customers, suppliers, and investors, create and increase volatility in the trading price of our securities. Litigation, including securities class action litigation, or other regulatory actions and investigations often follows certain significant business transactions, such as the announcement of any strategic transaction, or the announcement of negative events. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and also diverts management’s attention. These effects could persist regardless of whether a transaction is ultimately completed and could have a material adverse effect on our consolidated business, financial condition, and results of operations.

Ting’s ability to continue as a going concern depends on significant changes to its operations or additional sources of liquidity.

Ting has incurred recurring operating losses and negative cash flows and has historically relied on external financing, including redeemable preferred units and term notes, to fund its operations. Based on current forecasts, Ting’s existing cash resources are expected to be insufficient to fund operations and meet its financial obligations beyond the second quarter of the year ending December 31, 2026 ("Fiscal 2026"), under a business-as-usual scenario. The Return Breach related to the Series A Preferred Units, as well as current market conditions, may significantly impact Ting’s ability to raise any additional financing at acceptable rates, or at all. Further details on the Return Breach are described in "Note 13. Redeemable Preferred Units" of the Notes to the Consolidated Financial Statements.

Management has initiated a process to review strategic alternatives, as detailed in the above risk factor, and is addressing Ting’s liquidity needs by reducing operating costs and restructuring operations. Ting’s ability to continue as a going concern is dependent, in part, on the success of this strategic review process. However, there can be no assurance that these plans will be successfully implemented on a timely basis, or at all, or that they will generate sufficient liquidity to enable Ting to continue operations.

If Ting is unable to execute these plans or obtain additional funding when needed, it may be required to significantly curtail operations, pursue financing on unfavorable terms, or seek protection under bankruptcy or insolvency laws. Any such outcomes could materially and adversely affect our consolidated results of operations and the value of our investment in Ting, which could in turn affect the price of our common stock, our relationship with third parties with whom we do business and our ability to raise additional capital.

If the Company is required to wind down or substantially reduce operations at Ting, it may incur costs, which could adversely affect the Company’s financial condition and results of operations.

If Ting’s strategic review process does not result in a transaction or other outcome that addresses Ting’s liquidity needs and long-term sustainability, the Company may determine that it is necessary to wind down, restructure, or more substantially reduce operations at Ting. Any such actions could require the Company to provide financial and operational support to facilitate an orderly transition and could result in significant costs being incurred.

In connection with a wind-down or significant reduction in operations, Ting may incur costs related to employee severance, retention and termination benefits, contract termination or exit costs, professional and advisory fees and other restructuring-related expenses.

As the ultimate parent and shared service provider to Ting for certain business functions, the Company may incur costs primarily related to employee severance and termination benefits, contract termination or exit costs, and professional service and advisory fees associated with services provided at the corporate level. In addition, the Company may incur costs to settle certain obligations under commercial agreements, leases, vendor contracts and other commitments of Ting where it has acted as guarantor to those agreements. Any such costs incurred at the Company level could reduce liquidity available at the Company and limit its ability to deploy capital to other businesses or strategic initiatives.

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

●

Ting Internet relies on our Fiber Network, as well as third-party-owned networks, including municipal and private ("Partner Network Providers") in certain markets. Damage to network facilities, failure to maintain government authorizations, or non-compliance with regulations by these third parties could disrupt our service and result in financial losses.

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

In certain Ting markets, we operate on third-party-owned internet networks, including Partner Network Providers, rather than building our own infrastructure. We pay fees based on minimum purchase commitments, which often increase as network construction expands and new serviceable addresses become available. To maintain profitability in these markets, we must grow our customer base and manage churn to offset these fixed costs.

Additionally, under our Ting Mobile agreement, we have a "take or pay" minimum purchase commitment with our MNO supplier. Due to the small size of our retained mobile subscriber base, we have incurred penalties related to underutilization from limited growth in the mobile subscriber base, with $3.9 million accrued as of December 31, 2025. The Company incurred these penalties throughout the year ending December 31, 2025 ("Fiscal 2025") and thereafter until the initial term of the contract and contractual minimums was complete in January 2026. The contract will automatically continue month-to-month thereafter, with no expected penalties in the month-to-month arrangement. Should we continue to be bound by any minimum purchase commitments in excess of our customer-based usage, our cost of revenue may increase, negatively impacting financial results.

Slower-than-expected subscriber growth and ongoing operating losses could impair Ting’s ability to meet its financial and operational obligations and limit its access to additional financing.

Ting has incurred recurring operating losses and negative operating cash flows and continues to require substantial capital to fund its operations. Ting’s ability to meet its financing commitments, including scheduled interest and principal payments under its term notes and obligations under its redeemable preferred units, depends in part on achieving subscriber growth and operating performance.

Ting’s recent subscriber growth has been below internal forecasts, and there can be no assurance that subscriber growth will improve or meet expectations in future periods. Lower-than-expected net additions to Ting’s subscriber base would reduce recurring revenue and cash flow, increase pressure on liquidity, and impair Ting’s ability to fund operations and service its debt.

In addition, Ting has a cost structure that includes significant fixed and semi-fixed expenses related to network operations, personnel, and customer support. If Ting is unable to scale revenues sufficiently to absorb these costs, or if cost-reduction initiatives are delayed or less effective than anticipated, operating losses may increase, further constraining liquidity and limiting Ting’s financial flexibility. These factors could materially and adversely affect Ting’s business, financial condition, and results of operations.

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

Disputes involving intellectual property rights, domain name ownership, or cybersecurity incidents could be costly and adversely affect our business and results of operations.

We rely on intellectual property laws and contractual protections, including confidentiality and invention assignment agreements, to protect our proprietary technology and other intellectual property. These protections provide only limited safeguards, particularly in foreign jurisdictions, and disputes or litigation involving intellectual property or other rights of third parties may be costly and time-consuming, divert management attention, and result in damages, loss of rights, or restrictions on our ability to operate our business.

As a domain name registrar, we are regularly involved in disputes relating to the registration, ownership, and use of domain names, including proceedings under ICANN’s Uniform Domain Name Dispute Resolution Policy or litigation under the Anti-Cybersquatting Consumer Protection Act. While registrars are generally afforded certain protections, failure to comply with applicable requirements or court orders could result in liability and increased operating costs.

Domain names are valuable digital assets, and cyber threats such as phishing, credential theft, unauthorized account access, and other evolving attack methods create risks of domain loss, transfer, or hijacking. If our systems or those of our customers are compromised, we may face reputational harm, legal claims, regulatory scrutiny, or litigation, even where the breach originates from a customer’s systems. Despite implementing security measures, no system is immune to attack, and any impairment of intellectual property or related intangible assets could require us to record significant charges that could materially adversely affect our financial condition and results of operations.

RISKS RELATED TO FINANCIAL AND MACROECONOMIC CONDITIONS

The assertion of a Return Breach under Ting’s Unit Purchase Agreement could, if Generate exercises its contractual rights, adversely affect Ting’s liquidity and capital structure.

Ting entered into a Series A Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with Generate on August 8, 2022, and closed the transaction contemplated thereby on August 11, 2022. As of December 31, 2025, the balance of the Series A Preferred Units was $137.3 million, excluding deferred financing costs.

As described in “Note 13. Redeemable Preferred Units” of the Notes to the Consolidated Financial Statements, on December 1, 2025, Ting received written notice from Generate asserting that a Return Breach and a Trigger Event had occurred under the Unit Purchase Agreement based on Ting’s failure to pay the quarterly preferred return for two consecutive quarters. Generate reserved its rights to pursue remedies available under the LLC Agreement and applicable law, including the ability to make Redemption Request.

The occurrence of the Return Breach and Trigger Event do not create an immediate liquidity requirement for Ting, unless Generate makes a Redemption Request. If Ting did receive a Redemption Request from Generate, the redemption price of an estimated $204.9 million would become due under the Unit Purchase Agreement. The redemption price under such a request includes the original issue price, any unsatisfied preferred return, as well as a make-whole premium.

To date, Generate has not exercised any of the remedies available to them or made a Redemption Request. Management has engaged with Generate in proactive and collaborative discussions as part process to review strategic alternatives for Ting. However, there can be no assurances that Generate will not exercise its remedies under the Unit Purchase Agreement. Should Generate make any such request, Ting does not have sufficient cash or liquid assets to pay the redemption price. In such circumstances, Ting may be required to pursue significant operational restructuring, seek additional financing on unfavorable terms, or pursue bankruptcy or insolvency alternatives, any of which could have a material adverse effect on Ting's business, financial condition, and results of operations.

The rights asserted by Generate in connection with the Return Breach relate solely to Ting Fiber, LLC and its subsidiaries. Under the LLC Agreement, Generate’s remedies are limited to the equity interests and assets of Ting Fiber, LLC and its subsidiaries and do not extend to Tucows Inc. or its other subsidiaries. In addition, Generate’s rights are subordinate to the rights of secured noteholders under Ting’s asset-backed securitization facilities and do not affect the Company’s securitized debt structure or the collateral securing those facilities.

Our significant indebtedness and financing arrangements could adversely affect our ability to operate our business, pursue strategic initiatives, and meet our financial obligations.

We have significant indebtedness and financing obligations, including securitized debt, redeemable preferred units, and a revolving credit facility, which may limit our ability to raise additional capital, invest in our businesses, pursue strategic opportunities, or respond to changing market conditions. A substantial portion of our cash flow may be required to service debt and preferred returns, reducing funds available for operations and growth initiatives.

Our debt and financing arrangements contain financial and operational covenants and restrictions, including limitations on additional indebtedness, distributions, asset sales, investments, and other transactions. Our ability to comply with these covenants depends on our future operating performance and financial condition, which are subject to economic, competitive, and business factors beyond our control. Failure to maintain compliance with these covenants could result in defaults, acceleration of obligations, restricted access to liquidity, increased borrowing costs, or the loss of access to committed financing.

The agreements governing our credit facility impose significant operating and financial restrictions on us and our subsidiaries. These restrictions, subject in certain cases to customary baskets, exceptions, and ratio tests, may limit our subsidiaries’ ability to engage in certain transactions, including incurring additional indebtedness, issuing equity, paying dividends, repurchasing stock, making investments, selling assets, or engaging in mergers, acquisitions, or other strategic transactions. As of December 31, 2025, our trailing twelve-month total debt to Adjusted EBITDA ratio for the businesses subject to the credit facility was 3.12:1.00, and our ability to remain in compliance with applicable financial covenants will depend on future operating performance and cash flows.

In addition, certain of our financing arrangements, including redeemable preferred unit financings at Ting Fiber, LLC, impose operational and financial milestones and restrictions that affect the timing and availability of additional funding. Ting has historically relied on proceeds from redeemable preferred units and term notes to fund operations and network expansion, and its ability to access additional financing depends on generating sufficient cash flow and meeting other requirements and conditions. There can be no assurance that these conditions will be achieved. There can be no assurance that these milestones will be achieved. In light of the Return Breach, it is unlikely that Ting will be able to secure additional financing on acceptable terms, or at all.

In any situation where we seek to obtain additional debt or equity financing, we may be unable to do so on favorable terms, or at all, when needed. Future financing may be costly, impose additional restrictions, or result in dilution to existing stockholders. If we are unable to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms, our business, financial condition, results of operations, and stockholder value could be materially and adversely affected.

The international nature of our businesses and operations expose us to additional risks that could harm our business, operating results, and growth strategy; including risks related to taxation and foreign currencies fluctuations.

We operate and conduct business in multiple countries, including Canada, and our international operations require significant management attention and financial resources. Our results of operations may be affected by risks associated with operating across different jurisdictions, including foreign currency exposure, changes in tax laws, and compliance with varying legal and regulatory requirements.

We are also subject to foreign currency exposure. A significant portion of our operating costs is denominated in Canadian dollars. While we use foreign currency hedging instruments to mitigate a portion of our exposure, these hedging arrangements may not fully offset the impact of unfavorable currency movements. In particular, a sharp appreciation of the Canadian dollar relative to the U.S. dollar, increases in the cost of renewing hedging instruments, or limitations on the availability or effectiveness of such hedges could increase our operating costs and adversely affect our results of operations.

Taxation risks: We are subject to income taxes and other taxes in multiple jurisdictions, and our effective tax rate and tax liabilities may be affected by changes in tax laws, regulations, treaties, or interpretations thereof, including the adoption of new U.S. or international tax legislation. In addition, increased scrutiny by tax authorities or changes in enforcement practices could result in additional tax liabilities, penalties, or interest, which could adversely affect our business, financial condition, or results of operations.

In addition, operating internationally exposes us to challenges related to managing geographically dispersed operations, complying with foreign laws and regulations (including data protection and privacy requirements), protecting intellectual property, competing with international and local competitors, accessing sufficiently qualified labor pools, and integrating acquisitions in foreign markets. Any of these factors could limit our ability to successfully execute our growth strategy and could have a material adverse effect on our business, financial condition, or results of operations.

Rising inflation and interest rates may adversely affect our businesses, financial condition, and operating results.

The Company continues to operate in a challenging macro environment as inflation and interest rates continue to rise globally. The impact of these issues on our business will vary by geographic market and operating segment. We continue to monitor economic conditions closely, as well as segment revenues, cash position, cash flow from operations, interest rates and other factors. The Company continues to monitor and assess wage inflation across all our operating segments - Ting, Tucows Domains, and Wavelo, and is managing it against offsets in hiring plans and contractor mix. Our Ting segment is also exposed to inflation through its Fiber Network build and installation costs, and sustained levels of inflation increase the costs of related materials and contracted labor. We continue to assess ways to reduce costs, however there can be no assurance as to the effectiveness of our efforts to mitigate any impact of adverse economic conditions, and other unknown developments.

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

There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. Our financial performance is directly and indirectly impacted by global and regional economic conditions, which in turn are influenced by financial market volatility, inflation, fluctuating interest rates, tariffs, sanctions, trade disputes, barriers and restrictions, credit availability, and overall consumer and business confidence. The current international trade and regulatory environment is subject to significant ongoing uncertainty. Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain.

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

Political instability, trade restrictions, and geopolitical conflicts - including the war in Ukraine, ongoing tensions in the Middle East, increasing tensions in Central and South America, including recent U.S. military operations in Venezuela and Iran, and the potential expansion of these conflicts - may disrupt supply chains, increase regulatory uncertainty, or impact global financial markets, leading to fluctuations in currency exchange rates, interest rate volatility, and potential restrictions on international business operations. In particular, changes in trade policies, tariffs, and taxation laws could affect our cost structure, cross-border transactions, and market access.

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

The FCC grants wireless licenses that are subject to renewal and revocation. If our Network Operator’s license is not renewed or if compliance requirements change, it could disrupt our Ting Mobile service offerings. Additionally, various state regulations on billing practices, privacy, and consumer protection could increase compliance costs and make it more difficult to implement national sales and marketing programs.

Our Tucows Domains segment operates in a regulatory environment that is increasingly complex and subject to change. Governments worldwide may impose new laws affecting online resellers, content liability, privacy, consumer protection, and cross-border commerce. Changes in tax regulations, content policies, or data security requirements could result in higher compliance costs, increased liability, or restrictions on our ability to provide services.

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

●

international income tax authorities, including the Canada Revenue Agency and the U.S. Internal Revenue Service, challenging the validity of our arms-length related party transfer pricing policies or the validity of our contemporaneous documentation.

●	changes in the valuation of our deferred tax assets; or
●	changes in tax laws, regulations, accounting principles or the interpretations of such laws.

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

ICANN oversees the domain name registration system and imposes fees on domain registrars. They operate as a private sector, not-for-profit entity but face ongoing public, governmental, and industry scrutiny regarding their governance, policies, and decision-making processes. Regulatory bodies, including the U.S. Congress and international authorities, periodically evaluate ICANN’s role, policies, and fee structures, which could lead to structural changes, increased regulation, or shifts in oversight. These changes may introduce uncertainty and potential instability in the domain registration market.

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
●

International regulatory bodies, such as the International Telecommunication Union or the European Union, gaining greater influence over domain governance, potentially leading to new taxation, privacy, or competition regulations.

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

On February 12, 2026, our Board of Directors approved a stock repurchase program authorizing the Company to buy back up to $40 million of its common stock in the open market. The program commenced on February 13, 2026, and is expected to terminate on or before February 12, 2027.

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

We maintain and continue to expand our investment in the development of our information security management system (“ISMS”).  Our ISMS leverages a risk-based approach and is informed by industry standard guidance, including the National Institute of Standards and Technology, Cybersecurity Framework, and the International Organization for Standardization 27001 Information Security Management System Requirements. A material cyber-attack on Company systems, distribution partners and their key operating systems, or any other third-party partners or vendors and their key operating systems may interrupt the ability to operate the Company's business, damage the Company's reputation, or result in monetary damages. The development of the ISMS is focused on the protections of the confidentiality, integrity, and availability of the Company’s information system infrastructure as well as the data in the Company’s care, custody and control. The Company engages third parties to evaluate certain aspects of the ISMS, provide threat intelligence, and perform vulnerability assessments and other services as needed.

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

Cybersecurity incidents are responded to in accordance with the Company’s established Cybersecurity Incident Response Plan (“IRP”). In the event of an incident, we follow our IRP, which includes evaluation of the severity of the incident based on factors such as the number of assets affected, the extent of the incident, the likelihood of inappropriate data exposure, operational impact and/or reliability impact. Depending upon the severity of an incident, the incident is escalated to the senior leadership, including the CEO. Senior leadership then determines whether, based on various factors, the incident requires immediate escalation to the Board of Directors and to third-party incident response organizations and notification to functional areas, such as legal and finance, as well internal stakeholders, and external entities, as appropriate and required. We maintain relationships with third-party Digital Forensics and Incident Response (“DFIR”) service providers to strengthen our incident response capabilities in the event that we determine the need to augment our effort during an incident and to provide us additional assurance that our responses to complex incidents or highly sophisticated threat actors have been effective and complete.

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

As of March 12, 2026, Tucows had 67 shareholders of record.

We have not declared or paid any cash dividends on our common stock during the fiscal years ended December 31, 2025 and December 31, 2024, and we do not intend to do so in the immediate future, but we may decide to do so in the future depending on ongoing market conditions. Our ability to pay any cash dividends on our common stock, should our Board decide to do so, is also dependent on our earnings and cash requirements and may, from time to time, be governed by the terms of our credit agreements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

2026  Stock Buyback Program:

On February 12, 2026, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 13, 2026 and is expected to terminate on or before February 12, 2027.

2025 Stock Buyback Program:

On February 13, 2025, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 14, 2025 and terminated on February 12, 2026. The Company did not repurchase shares under this program.

Net Exercise of Stock Options:

Our current equity-based compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due.  These transactions are accounted for by the Company as a purchase and retirement of shares and would be disclosed as common stock received in connection with share-based compensation.

The Company did not repurchase any shares of common stock during the years ended December 31, 2025, 2024, or 2023. In addition, no common stock was received in connection with share-based compensation during any of these periods.

STOCK PERFORMANCE GRAPH

The following graph and table compares the Company's stock performance to three stock indices over a five-year period assuming a $100 investment was made on the last day of the year ending December 31, 2020 ("Fiscal 2020").

ITEM 6.  RESERVED.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our mission is to provide simple useful services that help people unlock the power of the Internet.

We accomplish this by reducing the complexity of our customers’ experience as they access the Internet (at home or on the go) and while using Internet services such as domain name registration, email and other Internet related services. We are organized into three operating and reporting segments - Ting, Wavelo, and Tucows Domains. Each segment is differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate. The Ting segment contains the operating results of our retail high speed Internet access operations, including its wholly owned subsidiaries - Cedar and Simply Bits. The Wavelo segment includes our platform and professional services offerings, as well as billing solutions to ISPs. Tucows Domains includes wholesale and retail domain name registration services, as well as value-added services derived through our OpenSRS, Enom, Ascio, EPAG, and Hover brands.

Our CEO, who is also our chief operating decision maker, reviews the operating results of Ting, Wavelo and Tucows Domains as three distinct segments in order to make key decisions and evaluate segment performance. Certain revenues and expenses disclosed under the Corporate category are excluded from segment results as they are centrally managed and not monitored by or reported to our CEO by segment. The exclusions include: retail mobile services, the 10-year payment stream on transferred legacy Mobile subscribers, eliminations of intercompany transactions, portions of Finance and Human Resources, Legal and Corporate IT shared services.

For the years ended December 31, 2025, 2024 and 2023, we reported revenue of $390 million, $362 million and $339 million, respectively.

Ting

Ting and its wholly owned subsidiaries, Cedar and Simply Bits, includes the provision of high-speed Internet access services to select towns throughout the United States, with operations focused on serving existing markets. Our primary sales channel is through the Ting website. The primary focus of this segment is to provide reliable Gigabit Fiber and Fixed Wireless Internet services to consumer and business customers. Revenues from Ting Internet are all generated in the U.S. and are billed on a monthly basis. Generally, Ting internet services have no fixed contract terms, aside from certain non-standard bespoke with business customers.

As of December 31, 2025, Ting Internet had access to 126,000 owned infrastructure serviceable addresses, 109,000 partner infrastructure serviceable addresses and 54,000 active accounts under its management; compared to having access to 134,000 owned infrastructure serviceable addresses, 45,000 partner infrastructure serviceable addresses and 51,000 active accounts under its management as of December 31, 2024. These figures exclude any changes in serviceable addresses and accounts attributable to the Simply Bits acquisition

On February 7, 2024 Ting committed to a workforce reduction (the "February 2024 Workforce Reduction"), as defined in "Note 21. Restructuring Costs" to the Consolidated Financial Statements, which aimed to realign the Company's operational structure within the Ting operating segment and reduce Ting's workforce by 13%, or 7% of the Company’s total workforce, to better support strategic objectives. The February 2024 Workforce Reduction was designed to streamline operations and reduce operating expenses within the Ting operating segment. Substantially all of the employees impacted by the workforce reduction were notified on February 7, 2024 and have since exited the Company. The Company incurred non-recurring charges of approximately $3.2 million in the first quarter of Fiscal 2024, in connection with the workforce reduction, primarily consisting of severance payments, notice pay, employee benefits contributions, and outplacement costs.

On October 30, 2024, Ting undertook the 2024 Capital Efficiency Plan, as defined in "Note 21. Restructuring Costs" to the Consolidated Financial Statements, to reflect the ongoing operational and financial prioritization of the Ting business and to lower the Company's year-over-year operating expenses and capital outlays, which impacted approximately 42% of Ting's workforce, or 17% of the Company's total workforce. The Company incurred non-recurring charges of approximately $7.7 million in the fourth quarter of Fiscal 2024 in connection with the 2024 Capital Efficiency Plan, primarily consisting of severance payments, notice pay, employee benefits contributions, and outplacement costs.

The February 2024 Workforce Reduction and 2024 Capital Efficiency Plan realized personnel and related expense (net of capitalization) savings with the majority of the savings in sales and marketing, including related network support functions, followed by smaller impacts in technical operations and development, direct cost of revenues, network, general and administrative, and other costs. In Fiscal 2024, the realized savings were partially offset by costs associated with both plans. These costs referenced above are classified as transitional and were excluded in our Adjusted EBITDA, which is a non-United States Generally Accepted Accounting Principles ("GAAP") financial measure. Please see discussion of Adjusted EBITDA as well as the Adjusted EBITDA reconciliation to net income in the Results of Operations section below. The 2024 Capital Efficiency Plan has also translated into reduced capital expenditures related to growth and expansion of new markets, as Ting shifted to focus on completing builds in existing markets.

The Company announced on November 6, 2025 that it commenced a process to review strategic alternatives for the Ting business, to address its ongoing liquidity requirements. The process is ongoing and the outcome and timing of this process are uncertain and may materially affect future revenues, operating costs and capital expenditures. If the strategic process does not result in a successful transaction, or if it is delayed or abandoned, Ting would be required to implement significant operational changes to preserve liquidity and continue as a going concern, which could include more substantial reductions in operating expenses, changes in market expansion plans, asset sales, or other restructuring actions. As a result, Ting’s future revenue growth, cost structure and overall financial performance may differ materially from current results and expectations.

Wavelo

Wavelo includes the provision of full-service platforms and professional services providing a variety of solutions that support CSPs, including subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo's focus is to provide accessible telecom software to CSPs globally, minimizing network and technical barriers and improving internet access worldwide. Wavelo's suite of flexible, cloud-based software simplifies the management of mobile and internet network access, enabling CSPs to better utilize their existing infrastructure, focus on customer experience and scale their businesses faster. Wavelo launched as a proven asset for CSPs, with EchoStar using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform and Ting integrating Wavelo’s ISOS and SM software to enable faster subscriber growth and footprint expansion. The Wavelo segment also includes the Platypus brand and platform, our legacy billing solution for ISPs. The revenues from Wavelo's platforms and professional services are all generated in the U.S. and our customer agreements have set contract lengths with the underlying CSP. Similarly, Wavelo's revenues from Platypus are largely generated in the U.S., with a small portion earned in Canada and other countries.

Tucows Domains

Tucows Domains includes wholesale and retail domain name registration services, as well as value-added services derived through our OpenSRS, Enom, Ascio, EPAG and Hover brands. Tucows Domains generates revenues primarily from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations. In addition, we earn revenues from the sale of retail domain name registration and email services to individuals and small businesses. Tucows Domains revenues are attributed to the country in which the contract originates, which is primarily in Canada and the U.S for OpenSRS and Enom brands whereas it is primarily in European nations for Ascio and EPAG.

Our primary distribution channel is a global network of more than 32,000 resellers that operate in approximately 200 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of gTLD and country code top-level domain options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface, easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale, primarily branded as OpenSRS, Enom, EPAG and Ascio, derives revenue from its domain name registration service. Together the OpenSRS, Enom, EPAG and Ascio Domain Services manage 21.5 million domain names under the Tucows, Enom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management have decreased by 3.0 million, or 12%, since December 31, 2024.

Value-Added Services include hosted email which provides email delivery and webmail access to millions of mailboxes, Internet security services, WHOIS privacy other value-added services. All of these services are made available to end-users through a network of web hosts, ISPs, and other resellers around the world. In addition, we also derive revenue by monetizing domain names which are near the end of their lifecycle through expiry auction sale.

Retail, primarily Hover, derives revenues from the sale of domain name registration and email services to individuals and small businesses. Our retail domain services also include our Personal Names Service – based on over 34,000 surname domains – that allows roughly two-thirds of Americans to purchase an email address based on their last name. The retail segment now includes the sale of the rights to its portfolio of surname domains used in connection with our RealNames email service and our Exact Hosting Service, that provides Linux hosting services for individual and small business websites.

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

Ting Internet	For the year ended December 31,
	2025	2024	2023
		(in '000's)
Ting Internet accounts under management	54	51	43
Ting Internet owned infrastructure serviceable addresses (1)	126	134	121
Ting Internet partner infrastructure serviceable addresses (1)	109	45	29

(1)	Defined as premises to which Ting has the capability to provide a customer connection in a service area.

Tucows Domains	As of December 31,
	2025	2024	2023
		(in '000's)
Total new, renewed and transferred-in domain name registrations provisioned(1)	20,119	21,765	22,031
Domain names under management	21,483	24,500	24,560

(1)	For a discussion of these period-to-period changes in the domains provisioned and domains under management and how they impacted our financial results see the Net Revenues discussion below.

Tucows reports all financial information in accordance with GAAP. Along with this information, to assist financial statement users in an assessment of our historical performance, we typically disclose and discuss a non-GAAP financial measure, Adjusted EBITDA, on investor conference calls and related events that excludes certain non-cash and other charges, as we believe that the non-GAAP information enhances investors’ overall understanding of our financial performance, but should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Please see discussion of Adjusted EBITDA as well as the Adjusted EBITDA reconciliation to net income in the Results of Operations section below.

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

Ting

As an ISP, we have invested and expect to continue to invest in selective fiber to the home (“FTTH”) deployments in select markets in the United States. The investments are a reflection of our ongoing efforts to build FTTH network via strategic partnerships in communities we identify as having strong, unmet demand for FTTH services. Given the significant upfront build and operational investments for these FTTH deployments, there is risk that we may not fully recover these investments as a result of future technological and regulatory changes, competitive responses from incumbent local providers, and slower than expected market penetration or otherwise.

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

Substantially all of our Tucows Domains revenue is derived from domain name registrations and related value-added services from wholesale and retail customers using our provisioning and management platforms. The market for wholesale registrar services is both price sensitive and competitive and is evolving with the introduction of new gTLDs, particularly for large volume customers, such as large web hosting companies and owners of large portfolios of domain names. We have a relatively limited ability to increase the pricing of domain name registrations without negatively impacting our ability to maintain or grow our customer base. Growth in our Tucows Domains revenue is dependent upon our ability to continue to attract and retain customers by maintaining consistent domain name registration, retaining high margin customers, value-added service renewal rates and upselling, and to grow our customer relationships through refining, evolving and improving our provisioning platforms and customer service for both resellers and end-users. In addition, Tucows Domains also generates revenues through the sale of names from our portfolio of domain names and through the OpenSRS, Enom, and Ascio Domain Expiry Streams. Our domains under management and transactions saw a moderate decrease in Fiscal 2025, largely as a result of select, low margin customers taking their business in-house. These fluctuations occur occasionally in our business, and with broad, diverse and global nature of our reseller base ensures that margin remains healthy, and will be augmented by the strategies discussed above to continue to grow our revenue base.

From time-to-time, certain vendors provide us with market development funds to expand or maintain the market position for their services. Any decision by these vendors to cancel or amend these programs for any reason may result in expenses in future periods not being commensurate with what we have achieved during past periods.

Other opportunities, challenges and risks

The Company is entitled to a long-term payment stream that is a function of the margin generated by the transferred subscribers over the 10-year term of the EchoStar Purchase Agreement executed in the Fiscal 2020. This consideration structure may not prove to be successful or profitable in the long-term to us if the existing subscriber base churns at an above average rate. Additionally, given EchoStar controls the revenues and costs incurred associated with the acquired subscribers, there could arise a situation where profitability for the subscriber base is diminished either by lower price points or cost inflation. Additionally, as part of the EchoStar Purchase Agreement, the Company retained a small number of customer accounts associated with one MNO agreement that was not reassigned to EchoStar at time of sale. We continue to be subject to the minimum revenue commitments previously agreed to with this excluded MNO agreement. The Company is able to continue adding customers under the excluded MNO network in order to meet the commitment. However, with no direct ability to change customer pricing and limited ability to renegotiate contract costs or significant terms, the Company may be unable to meet the minimum commitments with this MNO partner and could incur significant and recurring penalties until such a time that the contract is complete. These penalties would negatively impact our operational performance and financial results if enforced by the MNO. As of December 31, 2025, the Company accrue d $3.9 million of penalties associated with the minimum commitment shortfall. The Company expects to incur penalties through January 2026, at which point the initial term of the contract is complete.

The contract will automatically continue month-to-month thereafter, with no expected penalties in the month-to-month arrangement. Should we continue to be bound by any minimum purchase commitments in excess of our customer-based usage, our cost of revenue may increase, negatively impacting financial results.

As discussed above, the Company announced on November 6, 2025 that it commenced a process to review strategic alternatives for the Ting business, to address its ongoing liquidity requirements. The outcome and timing of this process are uncertain and may materially affect future revenues, operating costs and capital expenditures. As a result, Ting’s future revenue growth, cost structure and overall financial performance may differ materially from current results and expectations.

An in-depth assessment of the risk factors impacting our businesses has been discussed at length above in Part I under the caption "Item 1A Risk Factors" in this Annual Report.

Critical Accounting Estimates

The following is a discussion of our critical accounting estimates. Critical accounting estimates are defined as those that are both important to the portrayal of our financial condition and results of operations and are reflective of significant judgments and uncertainties made by management that may result in materially different results under different assumptions and conditions. “Note 2. Significant Accounting Policies” to the Consolidated Financial Statements for Fiscal 2025, includes further information on the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience, available market information as applicable, and on various other assumptions that are believed to be reasonable under the circumstances at the time they are made. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control. Management evaluates its estimates on an ongoing basis.

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

Impairment of goodwill

Goodwill is tested at least annually for impairment at an operating segment level, which the Company has assessed to be our reporting units. At December 31, 2025 and December 31, 2024, we had $130.4 million in goodwill, of which $107.7 million (83%) related to Tucows Domains and $22.7 million (17%) related to Ting.

We first assess qualitative factors to determine whether it is more-likely-than-not that goodwill is impaired, and if so, we perform the quantitative goodwill impairment test.

When performing a qualitative analysis, we evaluate factors such as macro-economic, industry and market conditions including the capital markets, the competitive environment, in addition to other internal factors including changes to our market capitalization, cash inflows, obligations and access to capital of our segments. Any changes to these factors could change our assessment of whether it is more-likely-than-not that goodwill is impaired and necessitate the quantitative analysis outlined below, and hence, result in a potential impairment charge. In addition, changes in our organizational structure or how our management allocates resources and assesses performance, could result in a change in our operating segments, requiring a reallocation of goodwill and an updated impairment analysis.

If a quantitative impairment test is required, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeded its fair value, we would recognize an impairment loss in an amount equal to that excess, limited to the total amount of goodwill. For the year ended December 31, 2025, a quantitative impairment test was required for Ting, but this did not result in the recognition of any goodwill impairment.

 In performing the quantitative impairment test for Ting, we primarily used the income approach to determine fair value, in which future expected cash flows at the operating segment level are converted to present value using factors that consider the timing and risk of the future cash flows. Key assumptions in the income approach included the timing and amount of future cash flows, terminal value growth rates, terminal value margin rates, market participant assumptions, benchmarks and discount rates. Changes to any of these assumptions could result in a different fair value estimate, and hence result in an impairment.

Impairment of long-lived assets

We review the carrying values of long-lived assets, such as property and equipment, finite-life intangible assets and right of use lease assets, for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment testing is performed at the asset group level, unless an asset generates independent cash flows or if the Company has determined the asset will be disposed of by abandonment in which case the impairment analysis is performed at the asset level. Our asset groups are equivalent to our operating segments, Tucows Domains, Ting and Wavelo.

We first perform a qualitative assessment to determine whether events or circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. This assessment evaluates market prices, changes in the use or physical condition of the asset, changes in legal factors or the business climate, financial performance and costs incurred, forecasts and any expectation of disposals of the asset or asset group. Any changes to these factors could change our assessment of whether the carrying amount is recoverable, and necessitate the quantitative analysis outlined below, and hence, result in a potential impairment charge.

If events or circumstances indicate that the carrying amount of the asset or asset group may not be not recoverable, the Company compares the carrying amount of the asset group to the undiscounted cash flows expected to be generated over its remaining useful life. If the carrying amount exceeds the undiscounted future cash flows, the relevant asset group is considered to be impaired, and an impairment loss is recognized in the amount by which the carrying value of the asset group exceeds fair value. For the year ended December 31, 2025, this recoverability test was required for Ting, but this test did not result in the recognition of any long-lived asset impairment.

Assumptions used in estimating the undiscounted cash flows of Ting include the timing and amount of future cash flows and the useful lives of the property and equipment. Any changes to these factors could change our assessment of the recoverability of the Ting long-lived assets, and hence result in an additional potential impairment charge.

Further, the Company determined certain long-lived assets would be disposed of by abandonment. Management estimated the salvage value and recorded an impairment loss representing the difference between the carrying amount and salvage value of the assets. During the year ended December 31,2025, the Company recorded an impairment loss of $10.7 million primarily related to abandoned materials and supplies held for capital projects, as well as impairment of right-of-use operating lease assets. During the year ended December 31, 2024, the Company recorded an impairment loss of $17.7 million related to assets under construction and materials and supplies held for capital projects. The salvage value was estimated based on management’s judgment regarding realizability in secondary markets. Management based its estimates on historical experience, available market information as applicable, third party analysis and on various other assumptions that are believed to be reasonable under the circumstances at the time they are made. Changes to any of these assumptions could result in a different fair value estimate, and hence result in further impairment losses.

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

We account for income taxes under the asset and liability method, which recognizes the deferred tax assets or liabilities for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that the tax benefit from the deferred tax assets will not be realized. In assessing the need for valuation allowances, historical and future levels of income, expectations and risks associated with estimates of future taxable income and tax planning strategies are considered.  As of December 31, 2025, the valuation allowance of $68.1 million was recorded, for those deferred tax assets where it is more likely than not that the tax benefit will not be realized.

We apply a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, on the weight of available evidence, it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit that is more than 50% likely to be realized upon settlement. As of December 31, 2025, we recognized uncertain tax provisions of $0.1 million within the provision for income taxes.

See "Note 9. Income Taxes" to the Consolidated Financial Statements for further information regarding income taxes.

Changes in estimates

There were no material changes to our critical accounting estimates during Fiscal 2025.

Recently Issued Accounting Standards

See “Note 2. Significant Accounting Policies” of the Notes to the Consolidated Financial Statements for information regarding recently issued accounting standards.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2025 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2024

For additional information on our financial condition as of December 31, 2024 and results of operations, liquidity and capital resources for the year ended December 31, 2024 as compared to the year ended December 31, 2023, refer to Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on 10-K for the year ended December 31, 2024 which was filed with the United States Securities and Exchange Commission on March 13, 2025.

NET REVENUES

Ting

Ting and its subsidiaries, Cedar, and Simply Bits, includes the provision of high-speed Internet access services to select towns throughout the United States. Our primary sales channel is through the Ting website. The primary focus of this segment is to provide reliable Gigabit Fiber and Fixed Wireless Internet services to consumer and business customers. Generally, Ting Internet services have no fixed contract terms, aside from certain bespoke contracts with business customers.

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

Our construction services are earned to revenue earned from the design, construction and installation of a fiber optic network for a specific customer contract. Control of the network infrastructure transfers to the customer as it is constructed.

Revenue from network construction is recognized over time, as Ting’s performance creates or enhances an asset that the customer controls as it is being constructed. Progress toward completion is measured using an output method, based primarily on network build milestones such as served addresses completed and accepted by the customer. Amounts billed in advance of revenue recognition are recorded as contract liabilities, while amounts recognized in excess of billings are recorded as contract assets. Where services require installation, revenue is not recognized until a customer's service is activated.

The Company records a reduction of revenues that reflects expected refunds, rebates and credit card charge-backs at the time of the sale based on historical experiences and current expectations.

Wavelo

Platform Services

Tucows' Platform Services include the following full-service platforms from Wavelo, including MONOS, ISOS, SM and our legacy Platypus ISP Billing software. Under each of these platforms there are a variety of solutions that support CSPs, including subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo launched as a proven asset for CSPs, with EchoStar using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform. More recently, Ting Internet has also integrated Wavelo’s ISOS and SM software to enable faster subscriber growth and footprint expansion. Wavelo's customers are billed monthly, on a postpaid basis. The monthly fees are variable, based on the volume of our customers' subscribers utilizing the platform during a given month, to which minimums may apply. Customers may also be billed fixed platform fees and granted fixed credits as part of the consideration for long-term contracts. Consideration received is allocated to platform services and bundled professional services and recognized as each service obligation is fulfilled. Any fixed fees for Wavelo are recognized into revenue evenly over the service period, while variable usage fees are recognized each month as they are consumed. Professional services revenue is recognized as the hours of professional services granted to the customer are used or expire. When consideration for these platform services is received before the service is delivered, the revenue is initially deferred and recognized only as the Company performs its obligation to provide services. Likewise, if platform services are delivered before the Company has the unconditional right to invoice the customer, revenue is recognized as a Contract Asset.

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

Tucows Domains

Wholesale - Domain Services

Domain registration contracts, which can be purchased for terms of one to ten years, provide our resellers and retail registrant customers with the exclusive right to a personalized internet address from which to build an online presence. The Company enters into domain registration contracts in connection with each new, renewed and transferred-in domain registration. At the inception of the contract, the Company charges and collects the registration fee for the entire registration period. Although fees are collected upfront, revenue from domain registrations is recognized ratably over the registration period as the Company provides the customer with a domain registration service, which represents a distinct performance obligation satisfied over time. The registration period begins once the Company has confirmed that the requested domain name has been appropriately recorded in the registry under contractual performance standards.

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

Wholesale – Value-Added Services

We derive revenue from domain related value-added services like digital certifications, WHOIS privacy and hosted email and by providing our resellers and retail registrant customers with tools and additional functionality to be used in conjunction with domain registrations. All domain-related value-added services are considered distinct performance obligations which transfer the promised service to the customer over the contracted term. Fees charged to customers for domain-related value-added services are collected at the inception of the contract, and revenue is recognized on a straight-line basis over the contracted term, consistent with the satisfaction of the performance obligations.

We also derive revenue from other value-added services, which primarily consists of proceeds from storefront and domain expiry streams.

Retail

We derive revenues mainly from Hover's  retail properties through the sale of retail domain name registration and email services to individuals and small businesses. The retail segment includes the sale of the rights to its portfolio of surname domains used in connection with our RealNames email service and Linux hosting services for websites through our Exact Hosting brand.

Corporate and all other - Mobile services and eliminations

Although we still provide mobile telephony services to a small subset of customers retained through the Ting Mobile brand as part of the EchoStar Purchase Agreement executed in Fiscal 2020, this revenue stream no longer represents the Company's strategic focus going forward. Instead we have transitioned towards being a platform provider for CSPs globally via Wavelo. Retail telephony and transition services are not part of our reportable segments under ASC 280 Segment Reporting "ASC 280") and their results are presented as part of the All Other category.

Ting Mobile wireless usage contracts grant customers access to standard talk, text and data mobile services. Ting Mobile contracts are billed based on the customer's selected rate plan, which can either be usage-based or an unlimited plan. All rate plan options are charged to customers on a postpaid, monthly basis at the end of their billing cycle. All future revenues associated with the retail mobile services stream will only be for this subset of customers retained by the Company, as mentioned above. Ting Mobile services are primarily contracted through the Ting website, for one month at a time and contain no commitment to renew the contract following each customer's monthly billing cycle. The Company's billing cycle for all Ting Mobile customers is computed based on the customer's activation date. In order to recognize revenue as the Company satisfies its obligations, we compute the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. In addition, revenues associated with the sale of wireless devices and accessories are recognized when title and risk of loss is transferred to the customer and shipment has occurred. Incentive marketing credits given to customers are recorded as a reduction of revenue.

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

As a form of consideration for the sale of the customer relationships, the Company receives a payout on the margin associated with the legacy customer base sold to EchoStar, over a period of 10 years. This has been classified as Other Income and not considered revenue in Fiscal 2024 or 2025.

The following table presents our net revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2025	2024

Ting:
Fiber Internet Services	$66,178	$59,732
Construction services	2,044	-
Total Ting	68,222	59,732

Wavelo:
Platform Services	47,623	39,824
Other professional services	-	37
Total Wavelo	47,623	39,861

Tucows Domains:
Wholesale
Domain Services	204,150	197,113
Value-Added Services	24,047	19,882
Total Wholesale	228,197	216,995

Retail	38,902	37,644
Total Tucows Domains	267,099	254,639

Corporate and all other*:
Mobile Services and eliminations	7,356	8,043

	$390,300	$362,275
Increase over prior period	$28,025
Increase - percentage	8%

 *Corporate and all other includes revenues from Ting Mobile, corporate overhead functions, and other activities that do not meet the criteria for separate reportable segment disclosure under ASC 280. Ting Mobile is not managed as a separate reportable segment and is included within Corporate and all other for purposes of segment reporting. Intersegment revenues and expenses are eliminated in consolidation.

The following table presents our net revenues, by revenue source, as a percentage of total net revenues:

	Year ended December 31,
	2025	2024

Ting:
Fiber Internet Services	17%	16%
Construction services	1%	-
Total Ting	18%	16%

Wavelo:
Platform Services	12%	11%
Other Professional Services	0%	0%
Total Wavelo	12%	11%

Tucows Domains:
Wholesale
Domain Services	52%	55%
Value-Added Services	6%	5%
Total Wholesale	58%	60%

Retail	10%	10%
Total Tucows Domains	68%	70%

Corporate and all other*:
Mobile services and eliminations	2%	3%

	100%	100%

*Corporate and all other includes revenues from Ting Mobile, corporate overhead functions, and other activities that do not meet the criteria for separate reportable segment disclosure under ASC 280. Ting Mobile is not managed as a separate reportable segment and is included within Corporate and all other for purposes of segment reporting. Intersegment revenues and expenses are eliminated in consolidation.

Total net revenues for Fiscal 2025 increased by $28.0 million, or 8%, to $390.3 million compared to Fiscal 2024. The increase in net revenue was driven by revenues from Tucows Domains, Ting, and Wavelo; partially offset by a decline in revenues from Mobile Services and eliminations. The Tucows Domains segment increased $12.5 million in the current period primarily driven by passthrough pricing increases and strong expiry auction revenue performance. The Ting segment increased $8.5 million in the current period as a result of subscriber growth on our Fiber network across the United States. The Wavelo segment increased $7.8 million in the current period primarily driven by rate increases and subscriber growth. Mobile Services and eliminations decreased by $0.7 million attributable to increased intersegment revenues.

Contract liabilities at December 31, 2025 decreased by $3.9 million to $152.9 million from $156.8 million at December 31, 2024. The decrease was driven primarily by lower billings in Tucows Domains due to a decrease in domain names under management, and furthered by a small decrease in Wavelo as bundled professional services available in select customer contracts expired and were recognized into revenue. This was partially offset by an increase in Ting Internet with new construction in Laguna Woods Village, California, United States.

A customer, EchoStar, within our Wavelo segment accounted for 11.7% of total net revenue during the year ended December 31, 2025 and 10.7% of total net revenue during the year ended December 31, 2024. EchoStar accounted for 44% of total accounts receivable at December 31, 2025 and 56% of total accounts receivable at December 31, 2024. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Our expected credit losses were $1.3 million and $0.9 million as of December 31, 2025 and at December 31, 2024, respectively. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of expected credit losses, to be fully collected.

Ting

Ting generated $68.2 million in net revenue during Fiscal 2025, which increased by $8.5 million or 14% compared to Fiscal 2024. This growth is driven by continued subscriber growth across our Fiber network and small increases in average revenue per user ("ARPU") relative to Fiscal 2024, the continued growth of available serviceable addresses in Ting towns throughout the United States, and new construction in the Laguna Woods Village, California, United States.

As of December 31, 2025, Ting Internet had access to 126,000 owned infrastructure serviceable addresses, 109,000 partner infrastructure serviceable addresses and 54,000 active accounts under its management; compared to having access to 134,000 owned infrastructure serviceable addresses, 45,000 partner infrastructure serviceable addresses and 51,000 active accounts under its management as of December 31, 2024. These figures exclude any changes in serviceable addresses and accounts attributable to Simply Bits.

Wavelo

Platform Services

Wavelo's Platform services generated $47.6 million in net revenue during Fiscal 2025, which increased by $7.8 million or 19.6% compared to Fiscal 2024. The increase in Fiscal 2025 net revenue is driven primarily by incremental revenues from existing customers, EchoStar following contract renewal, Ting subscriber growth, as well as new customers. Wavelo revenues continue to benefit from our customers' own subscriber growth. Intersegment revenues earned by Wavelo for provision of services on the Wavelo platforms for Ting and Mobile Services are included in Wavelo's segment revenues for purposes of segment analysis, but are ultimately eliminated upon consolidation. The elimination impact is presented below in Corporate and all other - Mobile services and eliminations.

Other Professional Services

Wavelo's Other Professional Services net revenue decreased from less than $0.1 million in Fiscal 2024 to NIL million in Fiscal 2025. These revenues related to the provision of standalone technology services development for our CSP customers and are non-recurring and often one-time in nature, and accordingly can fluctuate period over period. These revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed no standalone professional services for our customers.

Tucows Domains

Wholesale - Domain Services

Wholesale Tucows Domains generated $204.2 million in net revenue during Fiscal 2025, which increased by $7.0 million or 4% compared to Fiscal 2024. Increases from Wholesale domain registrations were driven by various passthrough price increases from select registry cost increases since Fiscal 2024, as well as increased recognition of revenue previously deferred, offsetting the lower billings from the decrease in domain names under management.

Together, the OpenSRS, Enom, EPAG and Ascio Domain Services manage 21.5 million domain names under the Tucows, Enom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management has decreased by 3.0 million domain names, or 12%, since December 31, 2024, driven by some resellers migrating management of their domains in-house.

Wholesale - Value-Added Services

Wholesale value-added services generated $24.0 million in net revenue during Fiscal 2025, which increased by $4.2 million or 21% compared to Fiscal 2024. The increase in value-added service revenue was driven by strong expiry auction sales, slightly offset by a small decrease in certificates sales.

Retail

Retail domain services generated $38.9 million in net revenue during Fiscal 2025, which increased by $1.3 million or 3% compared to Fiscal 2024. The increase in retail revenue was primarily driven by passthrough price increases across domain name registrations and RealNames products in Fiscal 2025.

Corporate and all other - Mobile services and eliminations

Mobile Services and eliminations generated $7.4 million in net revenue during Fiscal 2025, which decreased by $0.7 million or 9% compared to Fiscal 2024. The decrease was driven by an increase in intersegment corporate eliminations of $0.6 million, primarily as a result of increased revenues associated with platform billing between Wavelo and Ting as well as Wavelo and Mobile Services. This was furthered by a decrease of less than $0.1 million associated with the mobile telephony services and device revenues from the small group of customers retained by the Company as part of the EchoStar Purchase Agreement. This decrease was primarily a result of the limited subscriber growth and plan mix shifting towards lower price point rate plans compared to Fiscal 2024.

COST OF REVENUES

Ting

Cost of revenues primarily includes the costs for provisioning high speed Internet access for Ting and its subsidiaries, Cedar and Simply Bits, which is comprised of network access fees paid to third-parties to use their network, leased circuit costs to directly support enterprise customers, the personnel and related expenses (excluding costs eligible for capitalization) for the physical planning, design, construction and build out of the physical Fiber network, as well as personnel and related expenses (excluding costs eligible for capitalization) for the installation, activation, repair, maintenance and overall field service delivery of the Ting business. Other costs include field vehicle expenses, and small sundry equipment and supplies consumed in building the Fiber network.

Cost of revenues for construction services relate to costs for the design, construction and installation of a fiber optic network for a specific customer contract. Control of the network infrastructure transfers to the customer as it is constructed.

Wavelo

Platform Services

Cost of revenues to provide the MONOS, ISOS and SM platforms, as well as our legacy Platypus ISP Billing software services including network access, provisioning and billing services for CSPs. This includes the amortization of any capitalized contract fulfillment costs over the period consistent with the pattern of transferring network access, provisioning and billing services to which the cost relates. Additionally, this includes any costs paid to third-party public cloud hosting or other service providers for customer specific platform deployment or delivery costs.

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

Tucows Domains

Wholesale - Domain Services

Cost of revenues for domain registrations represents the amortization of registry and accreditation fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are initially recorded as prepaid domain registry fees. This accounting treatment reasonably approximates a recognition pattern that corresponds with the provision of the services during the period. Market development fund rebates, provided by registries as incentives for certain top-level domains, are reflected as a reduction to cost of goods sold in the month they are received.

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

Retail

Costs of revenues for our provision and management of Internet services through our retail site, Hover.com, include the amortization of registry fees on a basis consistent with the recognition of revenues from our customers, namely ratably over the term of provision of the service. Registry fees, the primary component of cost of revenues, are paid in full when the domain is registered, and are recorded as prepaid domain registry fees and are expensed ratably over the renewal term. Costs of revenues for our surname portfolio represent the amortization of registry fees for domains in our portfolio over the renewal period, which is generally one year, the value attributed under intangible assets to any domain name sold and any impairment charges that may arise from our assessment of our domain name intangible assets.

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

Network expenses

Network expenses include personnel and expenses related to platform and network site reliability engineering, network operations centers, IT infrastructure and supply chain teams that support our various business segments. It also includes the depreciation and any impairment charges of property and equipment related to our networks and platforms, amortization of any intangible assets related to our networks and platforms, communication and productivity tool costs, and equipment maintenance costs. Communication and productivity tool costs include collaboration, customer support, bandwidth, co-location and provisioning costs we incur to support the supply of all our services, across our segments.

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2025	2024

Ting:
Fiber Internet Services	$27,306	$18,754
Construction services	1,016	-
Total Ting	28,322	18,754

Wavelo:
Platform Services	1,111	1,248
Other Professional Services	-	25
Total Wavelo	1,111	1,273

Tucows Domains:
Wholesale
Domain Services	163,951	158,383
Value-Added Services	1,828	2,075
Total Wholesale	165,779	160,458

Retail	17,205	16,625
Total Tucows Domains	182,984	177,083

Corporate and all other*:
Mobile services and eliminations	18,176	12,637

Network Expenses:
Network, other costs	23,032	28,164
Network, depreciation and amortization costs	42,721	41,335
	65,753	69,499

	$296,346	$279,246
Increase over prior period	$17,100
Increase - percentage	6%

 *Corporate and all other includes cost of revenues from Ting Mobile, corporate overhead functions, and other activities that do not meet the criteria for separate reportable segment disclosure under ASC 280. Ting Mobile is not managed as a separate reportable segment and is included within Corporate and all other for purposes of segment reporting. Intersegment revenues and expenses are eliminated in consolidation.

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	Year ended December 31,
	2025	2024

Ting:
Fiber Internet Services	9%	7%
Construction services	-	-
Total Ting	9%	7%

Wavelo:
Platform Services	-	-
Other Professional Services	-	-
Total Wavelo	-	-

Tucows Domains:
Wholesale
Domain Services	56%	55%
Value-Added Services	1%	1%
Total Wholesale	57%	56%

Retail	6%	6%
Total Tucows Domains	63%	62%

Corporate and all other*:
Mobile services and eliminations	6%	5%

Network Expenses:
Network, other costs	8%	11%
Network, depreciation and amortization costs	14%	15%
	22%	26%

	100%	100%

 *Corporate and all other includes cost of revenues from Ting Mobile, corporate overhead functions, and other activities that do not meet the criteria for separate reportable segment disclosure under ASC 280. Ting Mobile is not managed as a separate reportable segment and is included within Corporate and all other for purposes of segment reporting. Intersegment revenues and expenses are eliminated in consolidation.

Total cost of revenues for Fiscal 2025 increased by $17.1 million, or 6%, to $296.3 million, from $279.2 million in Fiscal 2024. The increase in cost of revenues was driven by increases across Ting, Tucows Domains, and Mobile Services and eliminations by $9.6 million, $5.9 million, and $5.5 million, respectively. The increase in Ting of $9.6 million was largely driven by a $3.0 million one-time Ting lease accounting adjustment, as well as lease accounting impacts of the Memphis network lease and construction contract costs in Laguna Woods Village, both of which are new in Fiscal 2025, and cost of revenues associated with growth in active subscribers. The increase in Tucows Domains of $5.9 million was primarily a result of cost increases from select registries through the current period. The increase in Mobile Services and eliminations of $5.5 million was primarily a result of escalating MNO minimums and plan mix changes in the current period. These increases were partially offset by decreases across Network Expenses and Wavelo of $3.7 million and $0.2 million, respectively. The decrease in Network Expenses of $3.7 million was primarily driven by decreased people costs following the February 2024 Workforce Reduction and 2024 Capital Efficiency Plan and other restructuring efforts, as well as a decrease in colocation fees following the closure of one colocation data center; partially offset by an increase in depreciation costs. The slight decrease in Wavelo of $0.2 million was primarily driven by the savings in customer-specific public cloud hosting costs; partially offset by recognition of labor costs to deliver bundled professional services with EchoStar.

Deferred costs of fulfillment as of December 31, 2025 decreased by $4.0 million, or 3%, to $113.0 million from $117.0 million at December 31, 2024. This decrease was driven by Tucows Domains with a decrease of $5.2 million from the decrease in current period billings as a result of a decrease in domain names under management, consistent with the decrease in contract liabilities discussed above. This decrease was partially offset by an increase in Ting of $1.2 million related to Laguna Woods Village, California, United States construction contract costs.

Ting

In Fiscal 2025, costs related to provisioning high speed Internet access for customers of Ting and its subsidiaries, Cedar and Simply Bits, increased by $9.6 million, or 51%, to $28.3 million as compared to $18.8 million during Fiscal 2024. This increase was primarily driven by a $3.0 million one-time lease accounting adjustments to true up lease expense for three partner network leases, lease accounting impacts of the Memphis network lease, and the Laguna Woods Village construction contract costs, with the remaining variance driven by the subscriber and serviceable address growth across our Fiber network, consistent with the discussion in the Net Revenue section above.

Wavelo

Platform Services

Cost of revenues from Wavelo Platform Services for Fiscal 2025 decreased by $0.1 million, or 11%, to $1.1 million from $1.2 million in Fiscal 2024. This decrease was driven by savings in customer specific public cloud hosting costs, and partially offset by recognition of labor costs to deliver bundled professional services with EchoStar.

Other Professional Services

Cost of revenues from Other Professional Services for Fiscal 2025 decreased from less than $0.1 million in Fiscal 2024 to NIL million in the current period. Cost of revenues to provide other professional services change depending on the nature and scope of work we are engaged to perform for our customers for select statements of work. These cost of revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed no standalone professional services for our customers. The decrease is aligned to the decrease in Net Revenues from other professional services discussed above.

Domain Services

Wholesale - Domain Services

Costs for Wholesale domain services for Fiscal 2025 increased by $5.6 million, or 4%, to $164.0 million as compared to $158.4 million in Fiscal 2024. Increases from Wholesale domain services were primarily driven by various registry gTLD cost increases since Fiscal 2024, as well as increased recognition of costs previously deferred, driven by lower billings due to a decrease in domain names under management. The increase is aligned to the increase in Net Revenues discussed above.

Wholesale - Value-Added Services

Costs for wholesale value-added services for Fiscal 2025 decreased by $0.2 million, or 12%, to $1.8 million as compared to $2.1 million in Fiscal 2024. This decrease was driven by the slight decrease in certificates sales, aligned to the discussion in Net Revenues above.

Retail

Costs for retail domain services for Fiscal 2025 increased by $0.6 million, or 3%, to $17.2 million as compared to $16.6 million in Fiscal 2024. Increases were driven by various registry gTLD cost increases.

Corporate and all other - Mobile services and eliminations

Cost of revenues from Mobile Services and Eliminations for Fiscal 2025 increased by $5.5 million, or 44%, to $18.2 million as compared to $12.6 million in Fiscal 2024. The increase is primarily driven by increased costs associated with mobile telephony services from the small group of customers retained by the Company as part of the EchoStar Purchase Agreement due to escalating MNO minimum commitments, and to a lesser extent changes in usage patterns. The Company incurred $4.5 million of penalties associated with the MNO minimum commitment shortfall in Fiscal 2025, as compared to $1.8 million in Fiscal 2024. The Company expects to incur penalties through January 2026, at which point the initial term of the contract is complete. The contract will automatically continue month-to-month thereafter, with no expected penalties in the month-to-month arrangement. This was partially offset by a decrease in transitional services costs provided to EchoStar in connection with the legacy Ting Mobile customer base, consistent with the above discussion around Net Revenues.

Network Expenses

Network costs for Fiscal 2025 decreased by $3.7 million, or 5% to $65.8 million as compared to $69.5 million in Fiscal 2024. The current period decrease was primarily driven by $4.5 million in personnel related cost savings resulting from the 2024 February Workforce Reduction and the 2024 Capital Efficiency Plan, executed in October 2024, as well as other restructuring efforts. This was furthered by a $0.9 million decrease in colocation fees following the closure of one colocation data center, and a $0.6 million decrease in impairment (for a total of $0.8 million of impairment in Fiscal 2025, related to obsolete and damaged materials and supplies held for capital projects). These decreases were offset by an increase in network depreciation of $1.4 million.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2025	2024
Sales and marketing	$48,381	$59,382
Decrease over prior period	$(11,001)
Decrease - percentage	(19)%
Percentage of net revenues	12%	16%

Sales and marketing expenses for Fiscal 2025 decreased by $11.0 million, or 19%, to $48.4 million as compared to Fiscal 2024. The decrease was primarily driven by reduced personnel costs following the 2024 February Workforce Reduction and the 2024 Capital Efficiency Plan, as well as Ting's reduced marketing and customer acquisition spend as the segment looks to measure and optimize channel spending. This decrease was also furthered by reduced Ting facilities expenses (reclassified to General & Administrative in Fiscal 2025 on a prospective basis).

Excluding movements in exchange rates and the unknown outcome of the process to review strategic alternatives for the Ting business, we expect sales and marketing expenses for Fiscal 2026, for the Tucows businesses excluding Ting to increase in absolute dollars, as we adjust our marketing programs to facilitate the continued expansion of our operations. If the Ting strategic process does not result in a successful transaction, or if it is delayed or abandoned, Ting would be required to implement significant operational changes to preserve liquidity which could include substantial reductions in operating expenses, including further reduction to sales and marketing expenses.

TECHNICAL OPERATIONS AND DEVELOPMENT

Technical operations and development expenses consist primarily of personnel costs and related expenses required to support the development of new or enhanced service offerings and the maintenance and upgrading of existing infrastructure. This includes expenses incurred in the research, design and development of technology that we use to register domain names, provide Wavelo's platform services, provide Ting's Internet Services, email, retail, domain portfolio and other Internet services. All technical operations and development costs are expensed as incurred, unless eligible for capitalization as internal use software.

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2025	2024
Technical operations and development	$17,813	$18,627
Decrease over prior period	$(814)
Decrease - percentage	(4)%
Percentage of net revenues	5%	5%

Technical operations and development expenses for Fiscal 2025 decreased by $0.8 million, or 4%, to $17.8 million as compared to Fiscal 2024. The decrease was primarily driven by reduced personnel costs following the 2024 Capital Efficiency Plan, as well as reduced contracted services spending for tools, systems, and labor to support the technical operations and development of our systems and platforms.

Excluding movements in exchange rates and the unknown outcome of the process to review strategic alternatives for the Ting business, we expect technical operations and development expenses for Fiscal 2026 for the Tucows businesses excluding Ting to increase in absolute dollars, as we adjust our technical programs to facilitate the continued expansion of our operations. If the Ting strategic process does not result in a successful transaction, or if it is delayed or abandoned, Ting would be required to implement significant operational changes to preserve liquidity which could include substantial reductions in operating expenses, including further reduction to technical operations and development expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2025	2024
General and administrative	$42,875	$37,068
Increase over prior period	$5,807
Increase - percentage	16%
Percentage of net revenues	11%	10%

General and administrative expenses for Fiscal 2025 increased by $5.8 million, or 16%, to $42.9 million as compared to Fiscal 2024. The increase was primarily driven by Ting facilities expenses (reclassified from Sales and Marketing in Fiscal 2025 on a prospective basis), leadership severance costs, and increased miscellaneous costs to support general and administrative functions. These increases were partially offset by some personnel savings relating to the 2024 February Workforce Reduction and the 2024 Capital Efficiency Plan and lower professional services fees incurred in the current period.

Excluding movements in exchange rates and the unknown outcome of the process to review strategic alternatives for the Ting business to address its ongoing liquidity requirements, we expect general and administrative expenses for Fiscal 2026 for the Tucows businesses excluding Ting to increase in absolute dollars, as we adjust our general & administrative spending to facilitate the continued expansion of our operations. If the Ting strategic process does not result in a successful transaction, or if it is delayed or abandoned, Ting would be required to implement significant operational changes to preserve liquidity which could include substantial reductions in operating expenses, including further reduction to general and administrative expenses.

IMPAIRMENT AND RESTRUCTURING

(Dollar amounts in thousands of U.S. dollars)	For the Year Ended
	2025	2024
Impairment of property and equipment	$10,724	$17,726
Restructuring charges	-	10,954
Decrease over prior period	(17,956)
Decrease - percentage	63%
Percentage of net revenues	3%	8%

Impairment and restructuring decreased by $18.0 million, or 63%, to $10.7 million as compared to Fiscal 2024.

During Fiscal 2025, the Company recorded an impairment loss of $10.7 million primarily related to abandoned materials and supplies held for capital projects, as well as impairment of right-of-use operating lease assets. This is down from Fiscal 2024, where the Company recorded an impairment loss of $17.7 million related to assets under construction and materials and supplies held for capital projects. These assets were deemed no longer necessary for future operations following the implementation of the 2024 Capital Efficiency Plan, which included the decision to cease new market expansions in select Ting markets.

During the year ended December 31, 2024, the Company also incurred $11.0 million in one-time costs related to both the February 2024 Workforce Reduction and the 2024 Capital Efficiency Plan restructurings, which were both accounted for under  ASC 420 - Exit or Disposal Cost Obligations. These costs associated with the February 2024 Workforce Reduction and 2024 Capital Efficiency Plan predominantly consisted of termination benefits for the terminated employees associated with the restructuring, continuation of benefits, outplacement costs, and professional services. No such restructuring charges or events were incurred in Fiscal 2025.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2025	2024
Depreciation of property and equipment	$321	$451
Decrease over prior period	$(130)
Decrease - percentage	(29)%
Percentage of net revenues	-%	-%

Depreciation costs for Fiscal 2025 decreased by $0.1 million to $0.3 million as compared to Fiscal 2024. The slight decrease was due to lower additions to property and equipment in Fiscal 2025 while additions from prior years became fully depreciated.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2025	2024
Amortization of intangible assets	$3,205	$3,834
Decrease over prior period	$(629)
Decrease - percentage	(16)%
Percentage of net revenues	1%	1%

Amortization of intangible assets for Fiscal 2025 decreased by $0.6 million, or 16%, to $3.2 million as compared to Fiscal 2024. This decrease was driven by the completed amortization of Tucows Delaware brand assets acquired in Fiscal 2005, which was completed in March 2025. The decrease was furthered by the completed amortization of customer relationships associated with the Company's Fiscal 2017 acquisition of Enom, which was completed in January 2024, as well as disposition of select customer relationship assets in Cedar Networks, acquired in Fiscal 2020.

Network rights, brand and customer relationships acquired in connection with the following acquisitions are amortized on a straight-line basis over a range of two to seven years: Enom in January 2017, Ascio in March 2019, Cedar in January 2020 and Simply Bits in November 2021.

GAIN ON DISPOSITION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2025	2024
Gain on disposition of property and equipment	$(5,882)	$-
Decrease over prior period	$(5,882)
Decrease - percentage	N/A %
Percentage of net revenues	(2)%	-%

During Fiscal 2025, the Company recorded gains on disposition of property and equipment of $5.9 million. This was primarily driven by a $5.1 million gain related to the sale of Ting assets under construction and materials and supplies held for capital projects, and furthered by a $0.4 million gain on Ting vehicle sales. There were no such dispositions in Fiscal 2024.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2025	2024
Other income (expense), net	$(43,827)	$(36,861)
Increase over prior period	$(6,966)
Increase - percentage	(19)%
Percentage of net revenues	11%	10%

Other income (expense) decreased by $7.0 million when compared to Fiscal 2024. The decrease in income was primarily driven by higher net interest expense, lower income earned on sale of Transferred Assets to EchoStar (as defined in "Note 17. Other Income (Expenses)" to the Consolidated Financial Statements), and lower other income. Net interest expense increased by $4.0 million, driven by the inclusion of $2.6 million interest expense associated with the 2023 and 2024 Term Notes, a $1.9 million increase due to lower interest expense capitalization associated with Fiber network assets under construction, a $1.2 million increase due to reduced money market fund interest income from falling interest rates, and a $1.0 million increase in interest expense associated with the Unit Purchase Agreement with Generate; partially offset by a $2.8 million decrease in interest expense related to the Credit Facility for the Tucows businesses excluding Ting due to the reduction in outstanding principal balance. Other Income decreased by $2.3 million due to a decrease in income earned on the sale of transferred assets to EchoStar as a result of normal churn, as expected. Other income also decreased by $0.6 million driven by the share of the current period impact in the Orange Domains equity-method investment.

INCOME TAXES

The following table presents our provision for income taxes for the periods presented:

(Dollar amounts in thousands of U.S. dollars)	Year ended December 31,
	2025	2024
Provision for income taxes	$8,509	$7,986
Increase in provision over prior period	$(523)
Increase - percentage	7%
Effective tax rate	(13)%	(8)%

Income taxes increased by $0.5 million and the effective tax rate, expressed as a percentage of the loss before provision for income taxes, changed from (8%) for the year ended December 31, 2024 to (13%) for the year ended December 31, 2025.

For the year ended December 31, 2025, we recorded an income tax expense of $8.5 million (2024 - $8.0 million). Our effective tax rate for the year ended December 31, 2025 of (13%) differs from the federal statutory income tax rate of 21%, primarily due to a net increase in the valuation allowances related to deferred taxes and tax owing on foreign earnings.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in “Note 9. Income Taxes” to the Consolidated Financial Statements.

ADJUSTED EBITDA

We believe that the provision of this non-GAAP measure allows investors to evaluate the operational and financial performance of our core business using similar evaluation measures to those used by management. We use Adjusted EBITDA to measure our performance and prepare our budgets. Since Adjusted EBITDA is a non-GAAP financial performance measure, our calculation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. Because Adjusted EBITDA is calculated before recurring cash charges, including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a liquidity measure. For liquidity measures, see the Consolidated Statements of Cash Flows and the "Liquidity and Capital Resources" section below. Non-GAAP financial measures do not reflect a comprehensive system of accounting and may differ from non-GAAP financial measures with the same or similar captions that are used by other companies and/or analysts and may differ from period to period. We endeavor to compensate for these limitations by providing the relevant disclosure of the items excluded in the calculation of Adjusted EBITDA to net income based on GAAP, which should be considered when evaluating the Company's results. Tucows strongly encourages investors to review its financial information in its entirety and not to rely on a single financial measure.

Our Adjusted EBITDA definition excludes provision for income tax, depreciation, amortization of intangible assets, asset impairment, interest expense (net), loss on debt extinguishment, accretion of contingent liabilities, stock-based compensation, gains and losses from unrealized foreign currency transactions, and costs that are one-time in nature and not indicative of ongoing performance (profitability), including acquisition and transition costs. Gains and losses from unrealized foreign currency transactions removes the unrealized effect of the change in the mark-to-market values on outstanding foreign currency contracts not designated in accounting hedges, as well as the unrealized effect from the translation of monetary accounts denominated in non-U.S. dollars to U.S. dollars.

The following table reconciles net income to Adjusted EBITDA:

Reconciliation of Net Loss to Adjusted EBITDA	Twelve months ended December 31,
(In Thousands of U.S. Dollars)	2025	2024	2023

Net Loss for the period	$(75,819)	$(109,860)	$(96,197)
Less:
Provision for income taxes	8,509	7,986	(6,873)
Depreciation of property and equipment	41,580	40,323	36,431
Impairment of property and equipment	11,533	19,167	4,822
Loss (gain) on disposition of property and equipment	(5,882)	-
Amortization of intangible assets	4,667	5,297	10,829
Interest expense, net	55,274	51,275	41,771
Loss on debt extinguishment	-	-	14,680
Accretion of contingent liability	-	-	-
Stock-based compensation	7,139	7,021	8,134
Unrealized loss (gain) on change in fair value of foreign currency forward contracts	-	-	-
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	(391)	(168)	(62)
Acquisition and other costs[1]	3,988	13,876	1,916

Adjusted EBITDA	$50,598	$34,917	$15,451

[1] Acquisition and other costs represent transaction-related expenses and transitional expenses. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA for the year ended December 31, 2025 increased by $15.7 million, or 45% to $50.6 million when compared to the year ended December 31, 2024. The increase in Adjusted EBITDA was primarily driven by the Ting, Tucows Domains, and Wavelo segments. Adjusted EBITDA attributable to the Ting segment, which excludes the restructuring impacts of the February 2024 Workforce Reduction and 2024 Capital Efficiency Plan, improved by $16.3 million, primarily driven by subscriber growth across the markets we serve, recognition of previously deferred contract liabilities for new construction, the reduction in spend across sales and marketing activities, and reduced personnel costs due to the savings realized from the execution of the 2024 Capital Efficiency Plan, and to a lesser extent, the February 2024 Workforce Reduction. Adjusted EBITDA attributable to the Tucows Domains segment increased by $4.3 million from strong expiry and wholesale results through the current period. Adjusted EBITDA attributable to the Wavelo segment increased $3.7 million, primarily driven by the recognition of incremental revenues from both existing and new customers. These increases in Adjusted EBITDA were partially offset by a decrease in Mobile Services and eliminations contribution of $8.6 million, primarily from increasing MNO minimum purchase obligation related penalties and a decrease in income earned on sale of Transferred Assets to EchoStar; partially offset by reduced personnel costs with the execution of the 2024 Capital Efficiency Plan.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2025, our cash and cash equivalents balance decreased $10.1 million, restricted cash included in funds held by trustee increased by $0.7 million, and our secured notes reserve funds balance increased by $0.5 million, respectively, when compared to December 31, 2024. The decrease in our cash balance was primarily driven by $5.8 million from cash used in operating activities, $5.0 million related to the repayment of the 2023 Credit Facility, $0.4 million in financing costs related to the extension of the 2023 Credit Facility, $17.1 million for additions to property and equipment, and $0.2 million related to the acquisition of intangible assets. These uses of cash were partially offset by $19.5 million proceeds on disposal of property and equipment.

As of December 31, 2025, our total current liabilities increased by $130.6 million to $330.4 million when compared to December 31, 2024.

This was primarily the result of the reclassification of the redeemable preferred units of $137.0M to current liabilities following the Return Breach and Trigger Event asserted by Generate in December 2025 as outlined in "Note 13. Redeemable Preferred Units" to the Consolidated Financial Statements. This reclassification reflects the possibility that Generate could make a Redemption Request; however, as of the date of this report, no such request has been submitted. Ting operates as a bankruptcy-remote subsidiary, and its indebtedness has no recourse to Tucows Inc. or its other subsidiaries.

Contract liabilities, current portion, decreased $4.1 million to $131.6 million. Contract liabilities represent amounts billed to customers in advance for domain registrations and other services that will be recognized as revenue over future service periods. Associated deferred costs of fulfillment, current portion are presented in current assets and similarly decreased by $4.3 million to $97.2 million.

Excluding these amounts, total current liabilities decreased by $2.3 million to $61.9 million, driven by a $1.2 million decrease in our foreign currency derivative liability associated with our foreign currency hedge, and other working capital movements.

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

Interest payments on the 2024 Term Notes are payable on a monthly basis. The legal final maturity date of the 2024 Term Notes is in August of 2054, but, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment date of the 2024 Term Notes will be in August 2029. If the Issuer has not repaid or refinanced the 2024 Term Notes prior to the anticipated repayment date, additional interest will accrue on the 2024 Term Notes in an amount equal to the greater of (A) 5.00% per annum and (B) a per annum interest rate equal to the excess, if any, by which the sum of the following exceeds the original interest rate of such 2024 Term Note (i) the yield to maturity (adjusted to a “mortgage equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on such anticipated repayment date of the United States Treasury Security having a term closest to 10 years, plus (ii) 5.00%, plus (iii)  for the 2024 Class A-2 Notes, 2.00% ,for the 2024 Class B Notes, 3.25%, for the 2024 Class C Notes, 7.00%.  Please see the discussion in the Material Cash Requirements section below.

2023 Credit Facility

On September 22, 2023, the Company and its wholly owned subsidiaries, Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Wavelo, Inc. and Tucows (Emerald), LLC (each, a “Borrower” and together, the “Borrowers”) and certain other subsidiaries of the Company, as guarantors, entered into the 2023 Credit Agreement (the “2023 Credit Facility”) with Bank of Montreal, as administrative agent (“BMO” or the “Agent”), and the lenders party thereto, to, among other things, provide the Borrowers with the 2023 Credit Facility in an aggregate amount not to exceed $240 million. The Borrowers may request an increase to the 2023 Credit Facility through new commitments of up to $60M if the Total Funded Debt to Adjusted EBITDA Ratio (as defined in the 2023 Credit Agreement) is less than 3.75:1.00. The Credit Facility was originally due to expire on September 22, 2026.

On September 8, 2025, the Borrowers entered into a one-year Extension Agreement (the "Extension Agreement"). The Extension Agreement extends the term of the 2023 Credit Agreement through September 22, 2027. The material terms of the 2023 Credit Agreement remain unchanged; however, the Extension Agreement amends certain definitions relating to the treatment of specified expenses in the calculation of Adjusted EBITDA for purposes of the Total Funded Debt to Adjusted EBITDA Ratio financial covenant. In connection with the Extension Agreement, the Company incurred $0.4 million of fees paid to the Lenders. These fees have been reflected as reduction to the carrying amount of the loan payable and will be amortized over the extended term to September 2027.

The 2023 Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Agreement requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio by maintaining at all times a Total Funded Debt to Adjusted EBITDA Ratio of not more than 3.75:1:00; and (2) an interest coverage ratio by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio (as defined in the 2023 Credit Agreement) of not less than 3.00:1.00. As of December 31, 2025, the Company's leverage ratio was 3.12:1.00 and Interest Coverage Ratio was 4.17:1.00.

During Fiscal 2025, the Company made net repayments of $5.0 million towards the 2023 Credit Facility. The Company ended December 31, 2025 with a remaining principal balance of $190.4 million, for which the required repayment is due in 2027.

As of December 31, 2025, the Company held contracts in the amount of $27.2 million with BMO to trade U.S. dollars in exchange for Canadian dollars under an uncommitted treasury risk management facility which assists the Company with hedging Canadian dollar exposures. Please see the discussion in the Material Cash Requirements section below.

Cash Flow from Operating Activities

Year ended December 31, 2025

Net cash outflows from operating activities during Fiscal 2025 totaled $5.8 million, compared to net cash outflows of $19.7 million in the prior year, reflecting a 71% decrease. Net loss was $75.8 million, and included non-cash charges and recoveries of $77.9 million including depreciation and amortization, accretion of redeemable preferred units, impairment of property and equipment, stock-based compensation, loss (gain) on disposal of assets, amortization of debt discount and issuance costs, and deferred income taxes (recovery). This was offset by changes in our working capital, which resulted in a net cash outflow of $15.3 million from cash utilization of $19.2 million driven by prepaid expenses and deposits, accounts payable and accrued liabilities, contract liabilities and accounts receivable; partially offset by positive contributions of $3.9 million from movements in deferred costs of fulfillment. This impact was partially offset by changes from other operating assets and liabilities of $7.5 million, including changes in contract assets, inventory, income taxes recoverable, customer deposits and accreditation fees payable.

Cash Flow from Financing Activities

Year ended December 31, 2025

Net cash  outflows from financing activities during Fiscal  2025 totaled  $5.4 million, compared to net cash inflows of $44.5 million in the prior year, reflecting a $49.9 million year-over-year change . Total cash outflows were driven by $5.0 million related to the repayment of the syndicate revolver and $0.4 million related to the syndicate revolver issued. These were partially offset cash inflows of  less than $0.1 million from proceeds received on exercise of stock options.

Cash Flow from Investing Activities

Year ended December 31, 2025

Net cash inflows from investing activities during the Fiscal 2025 totaled $2.2 million, compared to net cash outflows of $56.5 million in the prior year, reflecting a $58.7 million year-over-year change. Total cash inflows were driven by $19.5 million of proceeds on disposal of property and equipment. These were offset by $17.1 million cash outflows related to the investment in property and equipment, primarily to support the continued expansion of our Ting Internet Fiber network footprints in Colorado, North Carolina, and California, as well as $0.2 million for the acquisition of other intangible assets.

Material Cash Requirements

At December 31, 2025, the Company's cash and cash equivalents, restricted cash and secured notes reserve funds balances totaled $64.2 million, of which $41.3 million belonged to Ting and $22.9 million belonged to the other Tucows businesses. Of the $41.3 million which belonged to Ting, $5.3 million is restricted cash and $12.2 million is restricted cash in secured notes reserve funds.

In our 2024 Annual Report, we disclosed our material cash requirements of both the Ting segment as well as the other segments excluding Ting. As of December 31, 2025, other than the items mentioned below, there have been no other material changes to our material cash requirements outside the ordinary course of business.

Ting

As of December 31, 2025, the balance owing on the Unit Purchase Agreement was $137.0 million ("Note 13. Redeemable Preferred Units" to the Consolidated Financial Statements). On May 4, 2023, Tucows, through its indirect and wholly owned subsidiaries, including Ting Fiber, LLC entered into a definitive agreement relating to a securitized financing facility where Ting Issuer LLC, a Delaware limited liability company, issued the 2023 Term Notes for a total value of $238.5 million and 2024 Term Notes for a total value of $63.0 million ("Note 8. Notes Payable" to the Consolidated Financial Statements).

As of December 31, 2025, Ting had not paid the preferred return due under the Unit Purchase Agreement to Generate for three consecutive quarters amounting to $14.7 million in the aggregate. The unpaid interest for these quarters has been treated as payment-in-kind ("PIK") and added to the outstanding balance of the redeemable preferred units. On December 1, 2025, Ting received written notice from Generate asserting that a Return Breach and a Trigger Event had occurred as a result of Ting's failure to pay quarterly preferred return for two consecutive quarters, and Generate reserved its rights to pursue certain remedies as described in "Note 13. Redeemable preferred units" to the Consolidated Financial Statements.

Ting undertook workforce reductions on February 7, 2024 and October 30, 2024, which aimed to reduce Ting’s workforce by 13% and 42%, respectively. Both plans were designed to lower year-over-year operating expenses by streamlining operations, reducing capital activities and reducing operating expenses within the Ting operating segment.

Ting incurred a net loss of $89.8 million and $121.7 million for the year ended December 31, 2025 and the year ended December 31, 2024, respectively. At December 31, 2025, Ting had $23.8 million in unrestricted cash and cash equivalents, $3.6 million in accounts receivable, $1.2 million in accounts payable and $8.7 million in accrued liabilities. At December 31, 2025, Ting’s long-term liabilities included $291.6 million payable on the 2023 and 2024 Term Notes. Ting's current liabilities included $137.0 million payable on the Redeemable Preferred Units. Ting incurred an operating cash flow deficit of $32.2 million and $49.9 million for the year ended December 31, 2025 and the year ended December 31, 2024, respectively. Ting has scheduled interest payments of $20.1 million in the twelve months following December 31, 2025.

Given the ongoing capital needs of Ting, the Company commenced a process to review strategic alternatives for the Ting business during 2025. Ting may not be able to meet its financial obligations over the twelve months following the issuance of this Annual Report without additional financing. Ting has historically relied on the proceeds from its Redeemable Preferred Units as well as its 2023 and 2024 Term Notes to fund its operations and the expansion of the Ting Fiber Internet footprint. Ting currently has limited capacity to expand its borrowings under the Base Indenture. Ting's ability to obtain additional financing if required will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms or complete a sale transaction, we may have to consider other alternatives to raise capital or significantly restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained, and which could result in additional dilution to our stockholders. If we do not have sufficient funds to continue operations, Ting could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us. Any such bankruptcy of Ting would not trigger cross-defaults under the 2023 Credit Facility. Ting operates as a bankruptcy-remote entity and its debt has no recourse to the Company. Accordingly, the Company's direct financial exposure to Ting is limited to certain employee severance and termination benefits, contractual guarantees, termination or exit costs, and professional service and advisory fees associated with services provided at the corporate level, as disclosed in "Note 19. Commitments and Contingencies" to the Consolidated Financial Statements.

Tucows Businesses Excluding Ting

Tucows businesses excluding Ting, acquisitions and capital investments have been funded by the Company's operating income and the Company's existing 2023 Credit Agreement. As of December 31, 2025, the Company’s 2023 Credit Facility had an outstanding balance of $190.4 million. Tucows businesses excluding Ting make principal repayments from time to time.

For Fiscal 2026, the Company plans to fund the cash requirements of Tucows businesses excluding Ting solely through operating income, while making discretionary loan repayments to create greater operating flexibility and access to additional financing.

In the long-term, Tucows businesses excluding Ting may seek additional financing to accelerate the growth of our Tucows Domains or Wavelo businesses, repurchase shares or future acquisitions. The Company's 2023 Credit Facility, which was renewed in 2025, expires on September 22, 2027 and the Company will be required to refinance the 2023 Credit Facility once it becomes due.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of our expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of December 31, 2025.

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

As of December 31, 2025, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

January - March 2026	$14,248	1.3609	$(61)
April - June 2026	12,933	1.3609	(13)
	$27,181	1.3609	$(75)

As of December 31, 2025, the Company had $27.2 million of outstanding foreign exchange forward contracts which will convert to CDN $37.0 million. Of these contracts, $27.2 million met the requirements for hedge accounting.

As of December 31, 2024, the Company had $29.4 million of outstanding foreign exchange forward contracts which will convert to CDN $40.3 million. Of these contracts, $29.4 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure during the year ended December 31, 2025. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the year ended December 31, 2025. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the year ended December 31, 2025 of approximately $5.5 million, before the effects of hedging. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of December 31, 2025, we had an outstanding balance of $190.4 million on the 2023 Credit Facility. The 2023 Credit Agreement added SOFR Loans as a form of advance available under the 2023 Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum). As of December 31, 2025, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on the 2023 Credit Agreement by approximately $1.9 million, assuming that the loan balance as of December 31, 2025 is outstanding for the entire period.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and supplementary data required by this item are attached to this Annual Report beginning on page F-1.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our chief executive officer and chief financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP
●	Provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of our evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2025.

Deloitte LLP ("Deloitte"), our independent registered public accounting firm, has audited our Consolidated Financial Statements and expressed an unqualified opinion thereon. Deloitte has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025. These reports are set forth at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

 Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Laurenz Nienaber	Chair of the Board and Director since May 2025

Laurenz Malte Nienaber, 36,  is the Founder and Managing Director of LMN Capital GmbH, established in 2019. He has held significant leadership roles, and has served on various supervisory boards. Notably, he was Deputy Chairman of the Supervisory Board at EQS Group AG from 2018 to 2024 and a member of the Supervisory Board at AlarmForce Industries in 2017. His experience also includes working as an Investment Professional at Investmentaktiengesellschaft für langfristige Investoren TGV from 2014 to 2019 and as a Consulting Analyst at Roland Berger Strategy Consultants in 2012.

Mr. Nienaber holds a Master of Science in Finance from the Rotterdam School of Management and a Bachelor of Science in Information Management from the Frankfurt School of Finance and Management. He resides in Munich, Germany.

Mr. Nienaber’s hands-on, analytical approach to board governance and expertise in investment strategy, risk management, and business transformation qualifies him to serve as a director of Tucows.

Elliot Noss	Director since August 2001

Mr. Noss, 62, served as President and Chief Executive Officer from August 2001 until November 6, 2025. From May 1999 until completion of the merger in August 2001, Mr. Noss served as President and Chief Executive Officer of Tucows Delaware. Before that, from April 1997 to May 1999, Mr. Noss served as Vice President of Corporate Services of Tucows Interactive Ltd., which was acquired by Tucows Delaware in May 1999.

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

Marlene Carl, 36, became Chief Financial Officer ("CFO") at CHAPTERS Group AG (formerly MEDIQON group AG) in 2021, a German publicly traded company focused on entrepreneurial and long-term investments in companies with scalable business models from a variety of sectors including a number of software companies. Prior to joining CHAPTERS Group AG in 2020, Ms. Carl worked in financing for eight years focusing on digital infrastructure in Europe from FTTH roll-outs in rural areas to data center construction for banks, including Berenberg and NIBC Bank N.V. based in Hamburg, London and Frankfurt.  Ms. Carl holds a Master of Science from Frankfurt School of Finance & Management with focus on Capital Markets.

Ms. Carl’s experience in investment management and infrastructure financing, including FTTH projects, qualifies her to be a director of Tucows.

Lee Matheson	Director since September 2023

Lee Matheson, 45, is a Partner at EdgePoint Investment Group Inc. Previously, Mr. Matheson was a co-founder of Broadview Capital Management Inc. and portfolio manager of the Broadview Dark Horse LP, a long/short fund focused on Canadian small cap securities. Mr. Matheson has extensive public company experience having served on the boards of Echelon Financial Holdings Inc., RDM Corporation, AlarmForce Industries Inc., WesternOne Inc., Medworxx Solutions Inc., exactEarth Ltd. and Strad Inc. Mr. Matheson is currently a director of  Qvantel Oy and is a Chartered Financial Analyst Charterholder.

Mr. Matheson’s experience in investment management, financing, and SaaS businesses qualifies him to be a director of Tucows.

Dr. Sandra Matz	Director since May 2025

Dr. Sandra Matz, 37, is the David W. Zalaznick Associate Professor of Business at Columbia Business School in New York, where she also serves as the Director of the Center for Advanced Technology and Human Performance. As a computational social scientist, she combines Big Data analytics with traditional experimental methods to study human behavior and preferences. Her research focuses on how psychological characteristics influence real-life outcomes in various business-related domains, such as financial well-being, consumer satisfaction, and team performance, aiming to assist businesses and individuals in making better decisions.

Dr. Matz earned her Ph.D. in Psychology from the University of Cambridge and a B.Sc. in Psychology from the Albert-Ludwigs-University Freiburg. Her work has been recognized with several honors, including being named one of Poets & Quants' "40 Under 40" Business School Professors in 2021, one of DataIQ's "100 Most Influential People in Data-Driven Marketing" in 2015 and 2016, and one of Pacific Standard Magazine's "Top 30 Thinkers Under 30." In addition to her academic achievements, Dr. Matz is the author of the forthcoming book "Mindmasters: The Data-Driven Science of Predicting and Changing Human Behavior," scheduled for release in January 2025.

Dr. Matz’s expertise in data analytics and the science of human behavior and consumer preferences qualifies her to serve as a director of Tucows.

Allen Taylor	Director since May 2025

Allen Taylor, 44, is President of GTD Partners, a consulting and advisory firm focused on providing operational and financial advisory and investment management services to a wide range of clients. Prior to this, Mr. Taylor held various key positions throughout an extensive career at Brookfield Asset Management, a leading global alternative asset manager, where he specialized in complex operational and financial turnarounds as well as portfolio management. Mr. Taylor is a Chartered Accountant and whose experience and leadership has been integral in managing complex financial structures and fostering sustainable businesses that return value to investors. Mr. Taylor also serves on the Dye & Durham Limited., a TSX listed company, and also serves on its compensation committee and audit committee.

He is based in Toronto, Ontario.

Mr. Taylor’s experience in private equity operations and portfolio management, complex financial structures, and strategic investments qualifies him to serve as a director of Tucows.

Jeffrey Tory	Director since May 2025

Jeffrey S.D. Tory, 65,  serves as Chair, Partner, Director, and Portfolio Manager at Pembroke Management Ltd., a firm he joined in 1987. Beginning his tenure as an analyst under founders Ian Soutar and Scott Taylor, Mr. Tory has dedicated nearly four decades to investing in North American growth stocks. Prior to Pembroke, he was a junior analyst at Burns Fry from 1982 to 1987, where he contributed to launching the firm's small-cap research product. Mr. Tory holds a Bachelor of Arts degree from Queen's University and is a Chartered Financial Analyst (CFA) charterholder.

Beyond his professional commitments, Mr. Tory is actively involved in philanthropic and educational endeavors. He serves on the investment committees of two foundations and is a guest lecturer in the Applied Investment Program at McGill University. Mr. Tory resides in Montreal, Quebec.

Mr. Tory’s broad leadership background, investment management expertise, and industry knowledge in media and telecom qualifies him to serve as a director of Tucows.

Stephan Uhrenbacher	Director since May 2025

Stephan Uhrenbacher, 56, is the Founder and Managing Director of Density Ventures GmbH, an investment company established to support deep tech startups across Europe and North America. In this capacity, he has been instrumental in launching the Sustainable Aero Lab, the world's first accelerator dedicated to sustainable aviation and energy, which has mentored over 90 startups globally. Under his leadership, the Lab secured funding from Breakthrough Energy in 2023 and 2024, an organization founded by the Gates Foundation.

A seasoned entrepreneur himself, Mr. Uhrenbacher has founded several successful companies, including Qype, a leading European local reviews platform acquired by Yelp; 9flats.com, a global competitor to Airbnb; and Avocado Store, Germany's prominent eco-friendly lifestyle marketplace. His corporate experience encompasses senior management roles such as Chief Operating Officer at DocMorris.com, Head of Content at Bild.de, and Head of Northern Europe at lastminute.com. He holds a Master of Business Administration and Mechanical Engineering from a German institution and completed part of his MBA at Queens University in Canada. Mr. Uhrenbacher resides in Hamburg, Germany.

Mr. Uhrenbacher’s experience in investment management, technology, and operational leadership qualifies him to serve as a director of Tucows.

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

Governance Principles

The governance principles of our Board include the charters of our Audit Committee, our Governance Committee and Compensation Committee. Our governing principles also include our Code of Business Conduct and Ethics which includes specifics for our senior officers, including our Chief Executive Officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Each of these documents can be obtained without charge from our Internet web site at tucows.com. Amendments and waivers of our ethics policy for our senior officers will either be posted on www.tucows.com or filed with the SEC on a Current Report on Form 8-K.

Mr. Nienaber serves as Chair of the Board. The Board currently consists of eight directors, all of whom, except for Elliot Noss, are “independent” within the meaning of the independence requirements prescribed by the listing standards of the NASDAQ Capital Market.  The Board believes that this structure, which provides an overwhelming majority of independent directors, coupled with the Board meeting in executive session without any management directors or non-independent directors present, is an appropriate structure for Tucows’ Board. We believe that this structure provides appropriate and independent oversight by the Board. The Board regularly consults with our Chief Executive Officer, and our Governance and Compensation Committee to review the various types of risk that affect Tucows and the strategies to mitigate such risks. The Board believes that this structure has been effective.

Executive Sessions of Independent Directors

A majority of the independent directors meet quarterly in executive sessions without members of our management present. Mr. Nienaber is responsible for chairing the executive sessions.

Policy Regarding Attendance

Directors are expected, but are not required, to attend board meetings, meetings of committees on which they serve, and shareholder meetings, and to spend the time needed and meet as frequently as necessary to discharge their responsibilities properly.  Elliot Noss attended our 2025 annual meeting of shareholders held virtually.  The remainder of the Board were available on request.

Committees

Our Board has three standing committees, an audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, a governance committee, and a compensation committee. Our committees generally meet in connection with regularly scheduled quarterly and annual meetings of the Board, with additional meetings held as often as its members deem necessary to perform its responsibilities. From time to time, depending on the circumstances, the Board may form a new committee or disband a current committee.

The Audit Committee currently consists of Mr. Taylor (Chair), Ms. Carl and Mr. Tory, all of whom are independent directors as prescribed by the listing standards of the NASDAQ Capital Market.

The Audit Committee held five meetings during Fiscal 2025. Each member of the Audit Committee attended at least 75% of the total number of meetings of the committee during Fiscal 2025. The Audit Committee’s purposes are to:

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

Each of the members of our Audit Committee is an independent director and satisfies the independence standards as prescribed by the listing standards of the NASDAQ Capital Market and Rule 10A-3 under the Exchange Act and is able to read and understand fundamental financial statements including balance sheets, income statements and cash flow statements. Additionally, the Board has determined that Mr. Taylor qualifies as an “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K. The Securities and Exchange Commission has indicated that the designation of a person as an audit committee financial expert does not make such person an “expert” for any purpose, impose any duties, obligations or liabilities on such person that are greater than those imposed generally on members of the audit committee and the board of directors who do not carry this designation, or affect the duties, obligations or liability of any other member of the audit committee or board of directors. The Board has adopted a written charter for the Audit Committee, which the Audit Committee has reviewed and determined to be in compliance with the rules prescribed by the listing standards of the NASDAQ Capital Market and which is available at tucows.com.

The Governance Committee (formerly the Corporate Governance, Nominating and Compensation Committee) currently consists of Mr. Matheson (Chair), Dr. Matz and Mr. Uhrenbacher. Each member of our Governance Committee is an independent director as defined in the listing standards of the NASDAQ Capital Market.

The Governance Committee held five meetings during Fiscal 2025. Each member of the Governance Committee attended at least 75% of the total number of meetings of the committee during Fiscal 2025. The Governance Committee’s purposes are to:

●	Identify individuals qualified to become board members, consistent with criteria approved by the Board.
●	Select, or recommend that the Board select, the director nominees for election at each annual meeting of stockholders.
●	Oversee the evaluation of the Board and management.

Prior to the formation of the Compensation Committee, the Governance Committee also performed the following:

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

The Governance Committee  may delegate authority to one or more members of this committee or one or more members of management when appropriate, but no such delegation is allowed if the authority is required by law, regulation or listing standard to be exercised by the Governance Committee as a whole. The Board has adopted a written charter for the Governance Committee, which the Corporate Governance, Nominating and Compensation Committee has reviewed and determined to be in compliance with the rules prescribed by the listing standards of the NASDAQ Capital Market and which is available at tucows.com.

In May 2025, the Board formed a separate Compensation Committee to oversee executive and director compensation matters. The Compensation Committee currently consists of Mr. Uhrenbacher (Chair), Mr. Nienaber, and Mr. Taylor. Each member of the Compensation Committee is an independent director as defined in the listing standards of the NASDAQ Capital Market and satisfies the applicable compensation committee member independence standards prescribed by the listing standards of the NASDAQ Capital Market and Rule 10C-1 under the Exchange Act.

The Compensation Committee held four meetings during Fiscal 2025 following its formation. Each member attended at least 75% of the total number of meetings of the Compensation Committee during Fiscal 2025 following its formation. The Compensation Committee's purposes are to:

●

Review and approve corporate goals and objectives relevant to the Chief Executive Officer's compensation, evaluate performance in light of those goals and objectives, and, either as a committee or together with the other independent directors (as directed by the Board), determine and approve the Chief Executive Officer's compensation based on this evaluation.

●	Review and approve compensation of all Executive Officers, including incentive compensation and equity-based compensation.
●	Provide oversight of the Company's compensation policies and plans and benefits programs, and overall compensation philosophy.
●	Administer the Company's equity compensation plans for its executive officers and employees and the granting of equity awards pursuant to such plans or outside of such plans; and
●

Review and discuss with management the Compensation Discussion & Analysis required by SEC rules, recommend the CD&A for inclusion in the Company's annual proxy statement, and review and approve the Compensation Committee Report.

●	Approve employment agreements, severance arrangements, and change-in-control agreements for Executive Officers.
●	Oversee the Company's short-and long-term incentive compensation plans and review Say-on-Pay results and shareholder feedback as appropriate.

The Compensation Committee may delegate authority to one or more members of the committee or to members of management when appropriate, except where such authority is required by law, regulation or listing standard to be exercised by the committee as a whole. The Board has adopted a written charter for the Compensation Committee, which is reviewed annually by the Committee and is available at tucows.com.

Our executive officers do not play a formal role in determining their compensation. However, management, including the Vice President, People reviews third-party market compensation surveys, benchmarking data and published compensation trends and, after consulting with the Chief Executive Officer, provides consolidated information outlining management’s recommendation regarding executive officer compensation based on title to the Compensation Committee. The Compensation Committee then reviews and discusses the information provided with our Chief Executive Officer and Vice President, People who then determines the total compensation for each named executive officer, as it deems appropriate.

The Chief Executive Officer does not participate in deliberations or decisions regarding his own compensation.

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

Our Board and its committees meet throughout the year on a set schedule, and also hold special meetings and act by written consent from time to time as appropriate. The independent directors meet without management present at regularly scheduled executive sessions at each quarterly Board meeting and some special Board meetings. Our Board has delegated certain responsibilities and authority to its Audit Committee and Governance Committee and Compensation Committee. The Audit Committee periodically discusses with management the Company's policies and guidelines regarding risk assessment and risk management, as well as the Company's major financial risk exposures and the steps that management has taken to monitor and control such exposures. The Audit Committee also reviews, evaluates and recommends changes to the Company’s financial reporting policies and procedures. The Compensation Committee reviews and evaluates the risks underlying the Company’s compensation policies and plans and recommends changes to these policies and plans accordingly. Our Board believes that risk oversight actions taken by our Board and its committees are appropriate and effective at this time.

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

Currently our Chairperson is Mr. Nienaber, while Mr. Woroch serves as our Chief Executive Officer.  Mr. Nienaber is an independent director. Mr. Nienaber has extensive executive leadership skills, long-standing senior management and board experience, and a strong focus on investment strategy, risk management and business transformation.

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

Role of the Board in Risk Oversight

One of our Board’s key functions is providing oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through our Board as a whole, as well as through Board of Directors standing committees that address risks inherent in their respective areas of oversight. In particular, our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking, monitors our major legal compliance risk exposures and our program for promoting and monitoring compliance with applicable legal and regulatory requirements, and our Board is responsible for monitoring and assessing strategic risk exposure and other risks not covered by our committees.

The full Board (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives reports on the risks we face from our Chief Executive Officer or other members of management to enable the Board to understand our risk identification, risk management and risk mitigation strategies. When a committee receives the report, the chairperson of the relevant committee reports on the discussion to the full Board during that committee’s reports portion of the next Board meeting. However, it is the responsibility of the committee chairs to report findings regarding material risk exposures to our Board as quickly as possible.

Director Nomination

Our Governance Committee is responsible for identifying potential nominees to our Board. In considering candidates for nomination, our Governance Committee seeks individuals who evidence strength of character, mature judgment, career specialization, relevant technical skills or financial acumen, diversity of viewpoint and industry knowledge. As set forth in the charter of our Governance Committee, our Board endeavors to have directors who collectively possess a broad range of skills, expertise, industry and other knowledge and business and other experience useful to the effective oversight of our business. In addition, our Board also seeks members from diverse backgrounds so that our Board consists of members with a broad spectrum of experience and expertise and with a reputation for integrity. In determining whether to nominate a current director for re-election, our Governance Committee will take into account these same criteria as well as the director’s past performance, including their participation in and contributions to the activities of the Board.

Our Governance Committee will evaluate and consider recommendations for director candidates from shareholders using the same criteria described above. As set forth in the charter of the Governance Committee, recommendations submitted by the Company’s shareholders shall be submitted, along with the following to the attention of the Chairperson of the Governance Committee at 96 Mowat Avenue, Toronto, Ontario M6K 3M1 Canada at least 120 days before the first anniversary of the date on which we first mailed our proxy materials for our prior year’s annual meeting of shareholders:

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

Director Compensation

Under the terms of our 2006 Amended and Restated Equity Compensation Plan (the “2006 Plan”), we make automatic formula grants of nonqualified stock options to our non-employee directors and members of committees of our Board as described below. All stock-based compensation for our non-employee directors is governed by our 2006 Plan or its predecessor, our 1996 Equity Compensation Plan (the “1996 Plan”). All options granted under the automatic formula grants vest after one year, have an exercise price equal to the fair market value per common share as determined by the per share price as of the close of business on the date of grant and have a five-year term. Options are granted to directors under the 2006 Plan as follows:

•	on the date a non-employee director becomes a director, he or she is granted options to purchase 4,375 shares of our common stock;

•	on the date a director becomes a member of the Audit Committee, he or she is granted options to purchase 3,750 shares of our common stock;

•	on the date a director becomes a member of the Governance Committee, he or she is granted options to purchase 2,500 shares of our common stock; and

•	on the date a director becomes a member of the Compensation Committee, he or she is granted options to purchase 2,500 shares of our common stock; and

•

on each date on which we hold our annual meeting of shareholders, each non-employee director in office immediately before and after the annual election of directors receives an automatic grant of options to purchase common stock. The initial grant is set at 3,750 options.

Directors who are employees or non-employee consultants receive no additional or special compensation, including no grants of nonqualified stock options, for serving as directors.

All annual fees are paid to our directors in quarterly installments.

Each non-employee member of the Board will receive $50,000 annually, the Chairperson of the Board will additionally receive $15,000; each Chair of the Audit Committee, Governance Committee and Compensation Committee will additionally receive $15,000; and each member of the Audit, Committee Governance Committee and Compensation Committee will additionally receive $12,000.

In recognition of the additional time commitment and responsibilities undertaken by the Board beyond its normal duties during Fiscal 2024, the Company approved a one-time special cash payment of $10,000 (USD) to each non-employee director. The payment was made in March 2025.

The Company also purchases directors and officer's liability insurance for the benefit of its directors and officers as a group in the amount of $30 million. The Company also reimburses its directors for their reasonable out-of-pocket expenses incurred in attending meetings of the Board or its committees.

The table below shows all compensation paid to each of our non-employee directors during 2025.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)(2)	Total ($)
(a)	(b)	(d)	(h)
Stephan Uhrenbacher	$47,250	80,095	127,345
Laurenz Malte Nienaber	47,250	59,109	106,359
Allen Taylor	47,250	90,588	137,838
Jeffrey Tory	47,250	69,602	116,852
Sandra Matz	38,045	59,109	97,154
Elliot Noss	8,333	-	8,333
Lee Matheson	73,841	32,677	106,518
Marlene Carl	72,000	32,677	104,677
Allen Karp	38,591	-	38,591
Erez Gissin	33,955	-	33,955
Gigi Sohn	33,955	-	33,955
Jeffrey Schwartz	39,750	-	39,750
Robin Chase	45,545	-	45,545
	$573,014	$423,857	$996,871

(1)	The amounts reported in this column represent the aggregate grant date fair value of the option grants calculated in accordance with ASC 718 Compensation - Stock Compensation ("ASC 718") and based on the Black-Scholes option-pricing model using the same assumptions that are set forth in “Note 15. Stock Option Plans” to the Consolidated Financial Statements. Under the 2006 Plan, these options vest one year after the grant date and have a five-year term.
(2)

On May 20, 2025 each of our elected non-employee directors at the time were awarded automatic formula option grants with an exercise price of $19.21 and a grant date fair value of $8.71.  The aggregate number of option awards outstanding at December 31, 2025 is as follows for each of the following non-employee directors: Nil for Mr. Karp; Nil for Mr. Gissin; Nil for Ms. Sohn; Nil for Mr. Schwartz; Nil for Ms. Chase; 14,375 for Mr. Matheson; 23,125 for Ms. Carl; 9,375 for Mr. Uhrenbacher; 6,875 for Mr. Nienaber; 10,625 for Mr. Taylor; 8,125 for Mr. Tory; 6,875 for Dr. Matz and Nil for Mr. Noss.

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

Based solely on a review of copies of Section 16 reports furnished to the Company and written representations from the reporting persons, the following reports were not filed on a timely basis during 2025: three Forms 5 filed on February 27, 2025 on behalf of each of Bret Fausett, Michael Koenig (Chief Operating Officer until October 2024) and Davinder Singh (Chief Financial Officer until August 2024); two Forms 4 filed on May 29, 2025 reporting option grants to Ms. Marlene Carl and Mr. Lee Matheson, each with a transaction date of May 20, 2025; three Forms 4 filed on June 20, 2025 reporting option grants to Mr. Woroch, Mr. Fausett and Mr. Noss, each with a transaction date of June 20, 2025; and one Form 4 filed on December 2, 2025 reporting an option grant to Mr. Woroch with a transaction date of November 26, 2025. In addition, in connection with their appointment to the Board of Directors on May 20, 2025, each of Mr. Nienaber, Dr. Matz, Mr. Taylor, Mr. Tory and Mr. Uhrenbacher filed one Form 3 and one Form 4 reporting an option grant, which were not filed on a timely basis due to delays in obtaining required Form ID applications.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Philosophy

We recognize that our success depends to a great degree on the integrity, knowledge, imagination, skill, diversity and teamwork of our employees. To this end, attracting and retaining the level of executive talent we need to be successful in accomplishing our mission of providing simple useful services that help people unlock the power of the Internet is a key objective of our executive compensation program. Our executive compensation program is designed to ensure we have the talent we need to maintain our current high-performance standards and grow our business for the future. As such, we aim to provide competitive compensation packages for all our key positions, including our Named Executive Officers (“NEOs”) that are guided by market rates and tailored to account for the specific needs and responsibilities of the particular position as well as the performance and unique qualifications of the individual employee. For Fiscal 2025, our NEO's included Messrs. Woroch, Ivanov, Reilly, and Fausett. Mr. Noss is also an NEO for Fiscal 2025 due to his position as Chief Executive Officer until November 6, 2025. We do not have any other executive officers.

This Compensation Discussion and Analysis (“CD&A”) provides comprehensive information about our executive compensation program for our Fiscal 2025 NEOs, who are listed below, and provides context for the decisions underlying the compensation reported in the executive compensation tables in this Annual Report. Our NEOs are:

David Woroch*	CEO, Tucows Inc. and Tucows Domains
Ivan Ivanov	Chief Financial Officer (“CFO”) and CEO of Ting
Justin Reilly	Chief Executive Officer, Wavelo
Bret Fausett	Chief Legal Officer & Vice-President, Regulatory Affairs
Elliot Noss*	Former Chief Executive Officer of Tucows Inc. and Ting

 *Mr. Woroch became Chief Executive Officer of Tucows on November 6, 2025, Mr. Ivanov become the Chief Executive Officer of Ting on November 6, 2025. Mr. Noss served as Chief Executive Officer until his resignation effective November 6, 2025.

Our philosophy is to provide a mix of compensation that motivates our executives to achieve our short and long- term performance goals in a market-competitive and fiscally responsible manner, while creating value for our shareholders. We design our executive compensation program so that a substantial amount of our NEOs’ compensation is performance-based to ensure that the actual compensation paid to our executives is appropriately aligned with Company performance and long-term shareholder interests. Beginning Fiscal 2023 the Company enhanced the linkage between individual compensation and Company performance by determining variable compensation based on scorecards comprised of organizational targets aligned to each executive's area of responsibility. In addition, long-term equity awards, including parent company and subsidiary stock options, further align executive interests with shareholder value creation. More specifically, our executive compensation programs are designed to:

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

Annual long-term equity awards, which can be in our Company ("Company Options") that vest over 4 years or non-recurring options in one or more of our subsidiaries of Wavelo or Ting ("Subsidiary Options") that vest over 3 or 4 years

		Provides variable compensation that helps to retain executives and ensures our executives’ interests are aligned with those of shareholders to grow long-term value	• Job responsibilities • Individual contributions • Future potential • Value of vested and unvested outstanding equity awards • Internal pay equity

The weight of each of these components has to date not been determined by any particular formula, although our overall mix of total compensation has historically emphasized retention value. The specific mix of components has been and will continue to be within the discretion and business judgment of our Board and the Compensation Committee, which has placed greater emphasis on considerations specific to the individual holding a particular executive position rather than on general market data.

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

Stock Grant Practices

The Company maintains a structured process for granting stock options to ensure consistency, transparency, and adherence to corporate governance practices. Stock option awards to executive officers and employees are granted by and at meetings of the Compensation Committee on a predetermined schedule. The Compensation Committee does not consider material nonpublic information when determining the timing or terms of stock option awards. Historically, annual equity awards for executive officers have been granted on or around the date of the Company’s annual meeting of shareholders.

In addition to the annual grant cycle, stock awards may be issued at other times throughout the year for new hires, employee promotions, and other special circumstances. The Compensation Committee has delegated the authority to approve off-cycle grants to employees, other than executive officers, to the People Team, subject to the guidelines established by the Compensation Committee.

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

During Fiscal 2025, the Company did not grant equity awards to its named executive officers within the four business days preceding or the one business day following the filing of a periodic report on Form 10-Q or Form 10-K or the filing or furnishing of a Form 8-K that disclosed material nonpublic information. The Company does not time the disclosure of material nonpublic information for the purpose of influencing the value of stock option grants or executive compensation.

Determining Total Compensation

Base Salary

With respect to each NEO, in determining total compensation, the Compensation Committee considers the Company’s compensation philosophy as outlined above, comparative market data and specific factors relative to each NEO’s responsibilities and performance. We do not specifically benchmark compensation for our NEOs in terms of picking a particular percentile relative to other people with similar titles at peer group companies. We believe that many subjective factors unique to each NEO’s responsibilities and performance are not adequately reflected or otherwise accounted for in a percentile-based compensation determination.

In addition, in determining the appropriate level of total compensation for our NEOs, the Compensation Committee (i) reviews and considers the performance of each NEO, and (ii) considers, for each NEO, the estimated amount of total compensation:

●	we would be willing to pay to retain that person;
●	we would have to pay to replace the person; and
●	the individual could otherwise command in the employment marketplace.

Management, including the VP People, reviews comparative data derived from market research and other publicly available information and develops compensation recommendations for the NEOs. The CEO provides input with respect to the compensation of executive officers other than himself, and the Compensation Committee reviews and determines the total compensation for each NEO as it deems appropriate.

The CEO’s total compensation is determined by the Compensation Committee outside the presence of the CEO. The Committee’s decision regarding total compensation for the CEO is based on the philosophy outlined above and includes a review of comparative data and consideration of the accomplishments of the CEO in developing the business strategy for the Company, the performance of the Company relative to this strategy and his ability to attract and retain senior management. In establishing the CEO’s total compensation, the Compensation Committee is also mindful of the prior results of the shareholder’s Advisory Vote on Executive Compensation.

We provide a base salary to our NEOs to compensate them for the scope and responsibilities of their roles and to provide a stable component of total compensation. The base salaries of all NEOs are reviewed annually and adjusted, when appropriate, to reflect individual roles and performance as well as market conditions.

In Fiscal 2025, the Company discontinued the monthly car allowance previously provided to Mr. Noss and Mr. Woroch. To maintain total cash compensation at substantially the same level, the annual value of the automobile allowance was incorporated into their respective base salaries. Mr. Woroch and Mr. Ivanov received base salary adjustments as part of the annual compensation review process.

Annual Cash Incentive Bonuses

We use annual cash incentive bonuses to communicate specific goals that are of primary importance during the coming year and motivate our senior officers and NEOs to achieve these goals. Each year, we assess if our corporate financial and strategic objectives are optimally aligned with our management incentive compensation plan to motivate and reward our senior executives, including our NEOs, to attain specific short-term performance objectives that, in turn, further our long-term business objectives. These objectives are based upon corporate or service-related targets, rather than individual objectives. In setting target payout levels under our management incentive compensation plan, our Compensation Committee considers historical payouts, the total cost to the Company should performance objectives be achieved and our retention needs.

The Compensation Committee determines the initial level of funding for the annual incentive bonus pools during the annual budgeting process and approves provisional semi-annual payments, computed on a pro-rata basis, based on semi-annual minimum year-to-date targets for our senior officers, including NEOs, taking into account the Company’s actual performance on a year-to-date basis. The future holdback percentage could be adjusted for each semi-annual period should circumstances warrant it. The Compensation Committee retains the right to interpret, rescind, prescribe, amend or suspend payment under our management incentive compensation plan at any time. Changes made by the Compensation Committee will however only be on a prospective basis so will not impact any semi-annual rights our NEO’s and senior officers may have up to the date of the change.

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

The table below summarizes the 2026 and 2025 incentive bonus opportunities for our NEOs.

	2026		2025
Named Officer	Target incentive Bonus Opportunity(1)	Basis for Target incentive Bonus for 2026	Target incentive Bonus Opportunity(1)	Basis for Target incentive Bonus for 2025
David Woroch(2)	$474,800	100% Tucows targets	$166,848	100% Tucows Domains targets
Ivan Ivanov	$254,616	100% Tucows targets	$240,000	50% Ting targets, 25% Wavelo targets and 25% Tucows Domains targets
Justin Reilly	$343,609	100% Wavelo targets	$327,022	100% Wavelo targets
Bret Fausett	$216,300	100% Tucows targets	$210,000	50% Ting targets, 25% Wavelo targets and 25% Tucows Domains targets
Elliot Noss(2)	-	Not applicable	$451,880	50% Ting targets, 20% Wavelo targets and 30% Tucows Domains targets

(1)

All dollar amounts below are shown U.S. dollars. Amounts payable in Canadian dollars for 2025 and 2026 have been converted into U.S. dollars based upon the exchange rate of 1.369 Canadian dollars for each U.S. dollar, the average OANDA exchange rate for the year ended  December 31, 2025.

(2)	Mr. Woroch became Chief Executive Officer of Tucows Inc on November 6, 2025. Mr. Noss served as Chief Executive Officer until his resignation effective November 6, 2025.

Our Compensation Committee determined the achievement of the financial objectives applicable under the management incentive compensation plan for 2025 had been partially achieved.

In connection with the Compensation Committee’s annual review process, the Committee also approved a new set of performance goals under our management incentive compensation plan for Fiscal 2026 and decided not to increase the incentive bonus target opportunity for our NEOs.

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

In connection with its annual review process, the Corporate Governance, Nominating and Compensation Committee approved, effective June 17, 2025, the following Company Option awards to Messrs. Noss, Woroch and Fauset. These options vest in equal installments on each of the first four anniversaries of the grant date, generally subject to the NEO's continued employment with us.

In connection with his promotion to Chief Executive Officer, the Compensation Committee approved a grant of 20,000 stock options to Mr. Woroch on November 26, 2025 under the Company’s equity compensation plan. The Committee determined that this award supports the Company’s executive compensation objectives by aligning Mr. Woroch’s interests with long-term shareholder value and promoting retention. The options vest in four equal annual installments beginning one year after the grant date and have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

In September 8, 2025, the Compensation Committee approved a grant of 20,000 stock options to Mr. Ivanov, Chief Financial Officer, in recognition of his increased responsibilities and contributions to the Company. The award was granted under the Company’s equity compensation plan to reinforce alignment with the Company’s long-term performance objectives and support retention. These options vest in four equal annual installments beginning one year after the grant date and have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

Please see “Note 15. Stock Option Plans” to Consolidated Financial Statements, for a detailed description of these plans.

The following table sets forth the number of Company Options granted in Fiscal 2025 and their corresponding aggregate grant date fair value as of  December 31, 2025.

Name	Number of Company Options	Aggregate Grant Date Fair Value (U.S. Dollars)

David Woroch(1)	22,250	$232,598
Ivan Ivanov	20,000	$169,252
Justin Reilly	-	-
Bret Fausett	1,124	$10,566
Elliot Noss (1)	4,500	$42,300

The following table sets forth the number of Subsidiary Options granted in Fiscal 2025 and their corresponding aggregate grant date fair value as of  December 31, 2025

Name	Number of Subsidiary Options	Aggregate Grant Date Fair Value (U.S. Dollars)

Ivan Ivanov	-	-
Justin Reilly	-	-
David Woroch(1)	-	-
Bret Fausett	-	-
Elliot Noss(1)	-	-

(1) Mr. Woroch became Chief Executive Officer of Tucows Inc on November 6, 2025. Mr. Noss served as Chief Executive Officer until his resignation effective November 6, 2025.

During Fiscal 2025 options exercised and vested for our named executive officers were as follows:

Name	Company options exercised during Fiscal 2025	Company options vested during Fiscal 2025	Subsidiary options exercised during Fiscal 2025	Subsidiary options vested during Fiscal 2025 Wavelo	Subsidiary options vested during Fiscal 2025 Ting

David Woroch(1)	-	8,500	-	-	-
Ivan Ivanov	-	8,928	-	15,625	-
Justin Reilly	-	2,250	-	1,125,000	-
Bret Fausett	-	7,843	-	-	-
Elliot Noss(1)	-	22,500	-	250,000	567,568

(1) Mr. Woroch became Chief Executive Officer of Tucows Inc on November 6, 2025. Mr. Noss served as Chief Executive Officer until his resignation effective November 6, 2025.

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

Perquisites

We do not provide any significant perquisites or other personal benefits to our NEOs.

Benefits

We provide the following benefits to our NEOs. We believe these benefits are typical of the companies with which we compete for employees:

•	healthcare insurance;
•	life insurance and accidental death and dismemberment insurance;
•	long term disability insurance;
•	a registered retirement savings and 401(k) matching program;
•	a healthcare spending account;
•	an annual medical; and
•	an employee assistance program.

Certain Corporate Governance Considerations

We currently do not require our executive officers to own a particular number of shares of our common stock. The Compensation Committee is satisfied that stock and option holdings among our executive officers are sufficient at this time to provide motivation and to align their interests with those of our stockholders. However, we prohibit all directors and employees from hedging their economic interest in the Company securities that they hold.

Tax Considerations

We do not provide any tax gross-ups to our executive officers or directors.

In designing our compensation programs, the Compensation Committee considers the financial accounting and tax consequences to Tucows as well as the tax consequences to our employees. In determining the aggregate number and mix of equity grants in any fiscal year, the Compensation Committee and management consider the size and share-based compensation expense of the outstanding and new equity awards.

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

Tax deductibility is not the primary factor used by the Committee in setting compensation, however, and corporate objectives may not necessarily align with the requirements for full deductibility under Section 162(m). Our Compensation Committee has not adopted a formal policy regarding tax deductibility of compensation paid to our NEOs.  We believe it is important and in the best interests of our shareholders to preserve flexibility in administering compensation programs as corporate objectives may not always be consistent with the requirements for full deductibility under Section 162(m).

Compensation Risk Assessment

The Compensation Committee oversaw the performance of a risk assessment of our Executive Compensation Program to ascertain any potential material risks that may be created by this program. Because performance-based incentives are used in our executive compensation program, it is important to ensure that these incentives do not result in our NEOs taking unnecessary or excessive risks or any other actions that may conflict with our long-term interests. The Compensation Committee considered the following attributes of our Executive Compensation Program:

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

The Compensation Committee focuses primarily on the compensation of our NEOs because risk-related decisions depend predominantly on their judgment. The Compensation Committee believes that risks arising from our policies and practices for compensation of other employees are not reasonably likely to have a material adverse effect on us.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing CD&A with management and, based on such review and discussions, the Compensation Committee has recommended to the Board that the CD&A be included in this Annual Report.

Submitted by the following members of the Compensation Committee:

Stephan Uhrenbacher (Chair) Laurenz Nienaber Allen Taylor

Summary Compensation Table

The following Summary Compensation table provides a summary of the compensation earned by our NEOs, comprising our Chief Executive Officer, our Chief Financial Officer, and our two most highly compensated executive officers for services rendered in all capacities during 2025. Specific aspects of this compensation are dealt with in further detail in the tables that follow. All dollar amounts below are shown in U.S. dollars. If necessary, amounts that were paid in Canadian dollars during Fiscal 2025 were converted into U.S. dollars based upon the exchange rate of 1.3979 Canadian dollars for each U.S. dollar, which represents the average exchange rate for 2025.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan (1) ($)	Option Awards (3) ($)	All Other Compensation (4) ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)

David Woroch (6)	2025	$322,440	$227,178	$232,598	$3,035	$785,251
Chief Executive Officer, Tucows Inc and Tucows Domains	2024	292,141	153,502	141,089	8,034	594,766
	2023	296,472	163,982	55,815	7,041	523,310

Ivan Ivanov (7)	2025	406,000	177,292	169,252	14,600	767,144
Chief Financial Officer, and Chief Executive Officer, Ting	2024	166,667	111,756	195,800	109,201	583,424
	2023	-	-	-	-	-

Justin Reilly	2025	560,838	83,159	-	715	644,712
Chief Executive Officer, Wavelo	2024	572,597	-	-	876	573,473
	2023	581,085	355,104	-	1,482	937,671

Bret Fausett	2025	350,000	154,362	10,566	14,600	529,528
Chief Legal Officer and Vice-President, Regulatory Affairs	2024	350,000	186,900	125,297	14,800	676,997
	2023	350,000	167,290	39,070	17,913	574,273

Elliot Noss (6)	2025	410,980	133,008	42,300	2,555,164	3,141,452
Former President and Chief Executive Officer of Tucows and Ting	2024	474,730	390,766	55,815	210,372	1,131,683
	2023	481,767	281,452	73,781	495,571	1,332,571

(1)	Represents bonus earned under our incentive programs during the fiscal years ended December 31, 2025, 2024 and 2023.

Of the 2025 amount, the following amounts representing the bonus for the third and fourth quarter will be paid in March 2026:

David Woroch	$139,132
Ivan Ivanov	$90,698
Justin Reilly	$-
Bret Fausett	$78,593
Elliot Noss	$-

Of the 2024 amount, the following amounts representing the bonus for the third and fourth quarter were paid in March 2025:

David Woroch	$103,828
Ivan Ivanov	$111,756
Justin Reilly	$-
Bret Fausett	$101,457
Elliot Noss	$199,999

Of the 2023 amount, the following amounts representing the bonus for the third and fourth quarter were paid in February 2024:

David Woroch	$84,585
Ivan Ivanov	$-
Justin Reilly	$106,531
Bret Fausett	$79,883
Elliot Noss	$174,887

(3)	Represents the aggregate grant date fair value of such Company Options, calculated in accordance with ASC 718. Please see “Note 15. Stock Option Plans” to the Consolidated Financial Statements, for a discussion of the assumptions underlying these calculations.
(4)	Amounts reported in this column are comprised of the following items:

		Additional
		Health	Car	One-Time	Subsidiary	Retirement	Consulting	All Other
		Spending	Allowance	Payment	Stock Options (5)	Allowance	Fees	Compensation
	Year	Credits ($)	($)	($)	($)	($)	($)	($)

David Woroch (6)	2025	$2,003	$1,032	$-	$-	$-	$-	$3,035
	2024	2,556	5,478	-	-	-	-	8,034
	2023	1,482	5,559	-	-	-	-	7,041

Ivan Ivanov (7)	2025	600	-	-	-	14,000	-	14,600
	2024	-	-	-	109,201	-	-	-
	2023	-	-	-	-	-	-	-

Justin Reilly	2025	715	-	-	-	-	-	715
	2024	876	-	-	-	-	-	876
	2023	1,142	-	-	-	-	-	1,142

Bret Fausett	2025	600	-	-	-	14,000	-	14,600
	2024	1,000	-	-	-	13,800	-	14,800
	2023	-	-	-	5,043	12,870	-	17,913

Elliot Noss(6)	2025	716	1,238	2,508,210	-	-	45,000	2,555,164
	2024	876	6,573	-	-	-	-	7,449
	2023	2,001	6,671	-	201,700	-	-	210,372

(5)	Represents the aggregate grant date fair value of such Subsidiary Options, calculated in accordance with ASC 718. Please see “Note 15. Stock Option Plans” to the Consolidated Financial Statements, for a discussion of the assumptions underlying these calculations.
(6)	Mr. Woroch was appointed Chief Executive Officer of Tucows Inc. effective November 6, 2025. His reported salary reflects compensation earned both prior to and following his appointment as CEO and is therefore blended for the fiscal year. Mr. Noss served as Chief Executive Officer until his resignation, also effective November 6, 2025.
(7)	Mr. Ivanov became Chief Financial Officer on August 5, 2024. Mr. Singh served as Chief Financial Officer until his resignation effective August 2, 2024.

Executive Pay Ratio

During Fiscal 2025 more than one individual served as PEO at different times during the year. In accordance with Instruction 10 to Item 402(u) of Regulation S-K, the Company determined to use the annual total compensation of the individual serving as PEO on December 31, 2025, Mr. Woroch, for purposes of calculating the pay ratio. Mr. Woroch’s compensation was annualized based on his base salary and target annual incentive opportunity in effect as of December 31, 2025. For Fiscal 2025, the annualized total compensation of our PEO was $949,520 and the annual total compensation of our median employee was $75,493. Based on this information, the ratio of the annual total compensation of our PEO to that of our median employee was approximately 13 to 1.

The pay ratio was determined using a measurement date of December 31, 2025 and based on employees active as of that date. To identify the median employee, the company used annual base salary plus target annual incentive opportunity as the consistently applied compensation measure. The Company (i) calculated the sum of annual base salary and target annual incentive opportunity for each employee (excluding the PEO), (ii) ranked such amounts from lowest to highest, and (iii) identified the median employee. For employees paid in currencies other than U.S. dollars, compensation amounts were converted to U.S. dollars using the applicable exchange rates in effect as of December 31, 2025.

Grants of Plan-Based Awards

The following table sets forth information concerning Company plan-based awards granted to our NEOs in 2025:

		Estimated future payouts under non-equity incentive plan awards(1)			All other stock awards: Number of shares of stock or units (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)		($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David Woroch(3)	—	$237,400	$474,800	$474,800	—	—	—
	6/5/2025	—	—	—	2,250	19.57	21,150
	11/26/2025	—	—	—	20,000	21.58	211,448
Ivan Ivanov	—	120,000	240,000	240,000	—	—	—
	9/8/2025	—	—	—	20,000	17.38	169,252
Justin Reilly	—	163,511	327,022	327,022	—	—	—
Bret Fausett	—	105,000	210,000	210,000	—	—	—
	6/5/2025	—	—	—	1,124	19.57	10,566
Elliot Noss(3)	6/5/2025	—	—	—	4,500	19.57	42,300

(1)

The amounts represent the range of payouts under the 2025 Annual Cash Incentive Bonus plan assuming the achievement of corporate and individual performance targets as further described in "Annual Cash Incentive Bonuses." Amounts above reflect adjustment for any changes in base pay and resulting target bonus percentage during 2024.

(2)

Represents the grant date fair value of such awards, calculated in accordance with ASC 718. Please see “Note 15. Stock Option Plans” to the Consolidated Financial Statements, for a discussion of the assumptions underlying these calculations.

(3)	Mr. Woroch became Chief Executive Officer of Tucows Inc on November 6, 2025. Mr. Noss served as Chief Executive Officer until his resignation effective November 6, 2025.

The following table sets forth information concerning Subsidiary plan-based awards granted to our NEOs in 2025:

Name	Grant date	All other option awards: Number of shares underlying Subsidiary Options	Exercise or base price of Subsidiary Option awards	Grant date fair value of Subsidiary Option awards (1)
Ivan Ivanov		-	-	-
Justin Reilly		-	-	-
David Woroch		-	-	-
Bret Fausett		-	-	-
Elliot Noss		-	-	-

(1)

Represents the grant date fair value of such awards, calculated in accordance with FASB ASC 718. Please see “Note 15. Stock Option Plans” to the Consolidated Financial Statements, for a discussion of the assumptions underlying these calculations.

(2)	Mr. Woroch became Chief Executive Officer of Tucows Inc on November 6, 2025. Mr. Noss served as Chief Executive Officer until his resignation effective November 6, 2025.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning Company Stock Options held by the named executive officers as of December 31, 2025:

Name	Number of Securities Underlying Unexercised Company Options (#) Exercisable	Number of Securities Underlying Unexercised Company Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

David Woroch(1)	2,250	-	$62.12	5/28/2026
	2,250	-	60.01	5/28/2027
	4,000	-	79.44	5/12/2028
	7,500	2,500	41.97	6/17/2029
	2,500	2,500	26.78	6/29/2030
	3,750	11,250	20.59	6/17/2031
	-	2,250	19.57	6/5/2032
		20,000	21.58	11/26/2032
	22,250	38,500

Ivan Ivanov	8,928	11,072	$21.88	7/15/2031
	-	20,000	$17.38	9/8/2032
	8,928	31,072

Justin Reilly	6,750	-	$55.19	9/16/2026
	2,250	-	60.01	5/28/2027
	4,000	-	79.44	5/12/2028
	3,750	1,250	41.97	6/17/2029
	16,750	1,250

Bret Fausett	1,124	-	62.12	5/28/2026
	1,124	-	60.01	5/28/2027
	2,498	-	79.44	5/11/2028
	1,875	625	41.97	6/29/2029
	443	1,299	26.78	6/29/2030
	875	2,625	20.59	6/17/2031
	2,500	7,500	20.25	9/3/2031
	-	1,124	19.57	6/5/2032
	10,439	13,173

Elliot Noss(1)	4,500	-	$62.12	5/28/2026
	4,500	-	60.01	5/28/2027
	5,000	-	79.44	5/12/2028
	5,000	-	41.97	6/17/2029
	5,000	-	26.78	6/29/2030
	15,000	-	20.59	6/17/2031
	4,500	-	19.57	6/5/2032
	43,500	-
(1)	Mr. Woroch became Chief Executive Officer of Tucows Inc on November 6, 2025. Mr. Noss served as Chief Executive Officer until his resignation effective November 6, 2025.

The stock options grants listed in the above table were issued under our 2006 Plan.

Under the 2006 Plan, these options primarily vest over a period of four years and have a 7-year term. These options are not exercisable for one year after the grant. Thereafter they become exercisable at the rate of 25% per annum, becoming fully exercisable after the fourth year.

The following table sets forth information concerning subsidiary stock options held by the named executive officers as of December 31, 2025:

Name	Number of Securities Underlying Unexercised Subsidiary Options (#) Exercisable		Number of Securities Underlying Unexercised Subsidiary Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
	Wavelo	Ting	Wavelo	Ting

Ivan Ivanov	15,625	-	134,375	-	1.27	7/14/2031
	15,625	-	134,375	-

Justin Reilly	4,500,000	-	-	-	1.27	11/8/2029
	4,500,000	-	-	-

Bret Fausett	75,000	-	-	-	1.27	11/8/2029
	-	25,000	-	-	6.00	1/15/2030
	75,000	25,000	-	-

Elliot Noss(1)	1,000,000	-	-	-	1.27	11/8/2029
	-	2,000,000	-	-	6.00	1/15/2030
	1,000,000	2,000,000	-	-

(1)       Mr. Noss served as Chief Executive Officer until his resignation effective November 6, 2025.

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

Ivan Ivanov (1)		Termination	Change in
	2025	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)		412,000	412,000
Bonus Plan (3)		247,200	247,200
Acceleration of Unvested Equity Awards (4)		-	-

Benefits (5)
Healthcare Flexible Spending Account		-	-

		$659,200	$659,200

Bret Fausett (1)		Termination	Change in
	2025	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)		$408,333	$408,333
Bonus Plan (3)		245,000	245,000
Acceleration of Unvested Equity Awards (4)			-

Benefits (5)
Healthcare Flexible Spending Account			-

		$653,333	$653,333

Justin Reilly (1)	Termination	Change in
	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance (2)	$841,743	$841,743
Bonus Plan (3)	505,046	505,046
Acceleration of Unvested Equity Awards (4)	-	-

Benefits (5)
Healthcare Flexible Spending Account	730	730

	$1,347,519	$1,347,519

David Woroch (1)	Termination	Change in
	without Cause (Dollar amounts in U.S. dollars)	Control (Dollar amounts in U.S. dollars)
Compensation
Base Salary/Severance	$1,822,227	$1,822,227
Bonus Plan (3)	1,822,227	1,822,227
Acceleration of Unvested Equity Awards (4)	-	405,964

Benefits (5)
Healthcare Flexible Spending Account	7,850	7,850

	$3,652,304	$4,058,268

(1)	For the purpose of the table we assumed an annual base salary at the executive’s level as of December 31, 2025.
(2)

For Mr. Ivanov, severance compensation is twelve (12) months of base salary if termination occurs prior to the 18-month anniversary of his Effective Date of July 15, 2024, and thereafter six (6) months of base salary plus one (1) week of base salary for each completed year of service, subject to a maximum of twenty-four (24) months of base salary.

For Mr. Fausett, severance compensation is six (6) months of base salary plus one additional month of base salary for each completed year of service, subject to a maximum of twenty-four (24) months.

For Mr. Reilly, severance compensation is twelve (12) months of base salary plus one (1) additional month of base salary for each completed year of service, subject to a maximum of twenty-four (24) months.

(3)	For the purpose of the table we assumed that the annual incentive bonus target as of December 31, 2025 had been achieved and that no overachievement bonus or special bonuses would be payable.
(4)

For Messrs. Woroch, Ivanov, Fausett, and Reilly, their options continue to vest through and until the end of any severance period. Amounts disclosed in this table equal the closing market value of our common stock as of December 31, 2025, minus the exercise price, multiplied by the number of unvested shares of our common stock that would vest. The closing market value of our common stock on December 31, 2025 was 22.42.

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

The following details the cash severance payment that will be paid to each of the named executive officers in the event of termination without cause.

Upon termination without cause, Messrs. Ivanov, Reilly and Fausett are each entitled to a severance payment as set forth in their respective employment agreements. Severance payments can be made in equal monthly installments. Messrs. Ivanov, Reilly and Fausett are each bound by a standard non-competition covenant for a period of twelve months following their termination.

For Mr. Ivanov, severance consists of twelve months of base salary if termination occurs prior to the 18-month anniversary of July 15, 2024, and thereafter six months of base salary plus one week of base salary for each completed year of service, subject to a maximum of twenty-four months of base salary.

For Mr. Fausett, severance consists of six months of base salary plus one additional month of base salary for each completed year of service, subject to a maximum of twenty-four months of base salary.

For Mr. Reilly, severance costs of twelve months of base salary plus one additional month of base salary for each completed year of service, subject to a maximum of twenty-four months of base salary.

Effective November 6, 2025, Mr. Woroch was appointed President and Chief Executive Officer and entered into a new fixed-term employment agreement with an initial term ending November 30, 2029. Under this fixed term employment agreement, upon termination without cause, Mr. Woroch is entitled to:

●	Base salary through November 30, 2029, payable in accordance with the Company’s normal payroll practices;
●	Continuation of certain health and dental benefits through November 30, 2029;
●	Pro-rata target annual incentive bonus payments through November 30, 2029, calculated at 100% of base salary and prorated for partial years; and
●	Continued vesting of outstanding equity awards through November 30, 2029 in accordance with the terms of the applicable equity compensation plans.

These payments and benefits are subject to applicable withholdings and deductions and constitute Mr. Woroch’s exclusive contractual entitlements upon termination without Cause, subject to statutory entitlements under applicable employment standards legislation.

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

Employment Agreements—Change in Control

Under his employment agreement, Mr. Woroch’s agreement, in the event of a Change in Control (as defined in the agreement) and a termination of Mr. Woroch’s employment in connection therewith, Mr. Woroch would be entitled to an enhanced severance package consisting of:

●	Base salary through November 30, 2029;
●	Continuation of certain health and dental benefits through November 30, 2029;
●	Pro-rata target annual incentive bonus payments through November 30, 2029, calculated at 100% of base salary and prorated for partial years; and
●	Full acceleration of all unvested stock options, with all outstanding options remaining exercisable for the remainder of their respective terms.

For purposes of the agreement, a “Change in Control” generally includes: (i) the sale or disposition of all or substantially all of the Company’s assets for cash proceeds; (ii) the acquisition by any person or group of more than 50% of the combined voting power of the Company’s outstanding securities; or (iii) the consummation of a merger or similar transaction resulting in cash proceeds to shareholders, unless the Company’s pre-transaction shareholders continue to hold more than 50% of the voting power of the surviving entity in substantially the same proportions.

The employment agreements of Messrs. Ivanov, Fausett and Reilly do not provide for enhanced cash severance upon a Change in Control, and equity awards under the Company's equity compensation plan accelerate only at the discretion of the Plan Administrator.

All payments are subject to applicable withholdings and deductions.

Separation of Elliot Noss

On November 6, 2025, Tucows Inc. (the “Company”) announced that Elliot Noss stepped down from his position as President and Chief Executive Officer of the Company, effective November 6, 2025 (the “Separation Date”), and from any other positions held with the Company and any of the Company’s subsidiaries. In connection with his departure, the Company and Mr. Noss entered into a mutual separation agreement dated as of November 6, 2025 (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Noss is entitled to receive severance benefits, including: (i) a cash payment of $2,500,000; (ii) accelerated vesting of certain outstanding equity awards which had no intrinsic value as of the Seperation Date because the Company's exercise price exceeded the Company's closing stock price on November 6, 2025; (iii) continuation of group health and dental benefits (including executive health benefits) through November 6, 2027 with an estimate aggregate cost of the Company of approximately $25,000; and (iv) reimbursement of legal fees incurred in connection with the Separation Agreement, up to a maximum of $15,000. Receipt of these benefits is conditioned upon Mr. Noss’s execution of a Release and Indemnity Agreement and continued compliance with the post-employment restrictive covenants contained in his employment agreement with the Company dated January 22, 2003 (the “Employment Agreement”), including the confidentiality and non-solicitation provisions therein, except that the Company has waived the requirements of Section 7(a) of the Employment Agreement. For additional information regarding potential payments upon termination of employment, see “Potential Payments Upon Termination or Change in Control” included elsewhere in this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

The members of the Governance Committee, which prior to May 21, 2025 was the Corporate Governance, Nominating and Compensation Committee, are Mr. Matheson (Chair), Dr. Matz, and Mr. Uhrenbacher. As of May 21, 2025, the Company formed a separate Compensation Committee whose members are Mr. Uhrenbacher (Chair), Mr. Nienaber, and Mr. Taylor. To ensure that our compensation policies are administered in an objective manner, our prior Corporate Governance, Nominating and Compensation Committee and, as of May 21, 2025, the Compensation Committee are comprised entirely of independent directors. No member of our prior Corporate Governance, Nominating and Compensation Committee and, as of May 21, 2025, the Compensation Committee has ever been an officer or employee of the Company or its subsidiaries. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers on our Board or our prior Corporate Governance, Nominating and Compensation Committee and, as of May 21, 2025, the Compensation Committee.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock, as of March 12, 2026, by each of our directors and NEOs, as well as by all of our directors and executive officers as a group. The information on beneficial ownership in the table and related footnotes is based upon data furnished to us by, or on behalf of, the persons referred to in the table. Unless otherwise indicated in the footnotes to the table, each person named has sole voting power and sole investment power with respect to the shares included in the table.

	Beneficial Ownership of Company Stock
Name	Company Stock Beneficially Owned Excluding Options		Company Stock Options Exercisable within 60 Days of March 12, 2026	Total Common Stock Beneficially Owned	Percent of Class(1)

Elliot Noss 96 Mowat Avenue Toronto, Ontario, Canada	568,077	(2)	43,500	611,577	5.5%
David Woroch	125,348	(4)	22,250	147,598	1.3%
Ivan Ivanov	755	(3)	10,357	11,112	*
Justin Reilly	1,944		16,750	18,694	*
Bret Fausett	33,128	(5)	10,439	43,567	*
Marlene Carl	18		19,375	19,393	*
Lee Matheson	-		10,625	10,625	*
Stephan Uhrenbacher	1,388		-	1,388	*
Laurenz Malte Nienaber	100	(7)	-	100	*
Allen Taylor	15,600		-	15,600	*
Jeffrey Tory	2,900		-	2,900	*
Sandra Matz	-		-	-	*
Gigi Sohn	-		-	-	*
Robin Chase	29,172		-	29,172	*
Erez Gissin	17,887		-	17,887	*
Jeffrey Schwartz	12,375		-	12,375	*
Allen Karp	18,014	(6)	-	18,014	*
All directors (including former directors) and executive officers as a group (17 persons)	826,706		133,296	960,002	8.6%

*	Less than 1%.

(1)	Based on 11,128,972 shares outstanding as of March 10, 2026, and stock options exercisable within 60 days of March 12, 2026.

(2)

Includes an aggregate of 114,670 shares of common stock that are held in Mr. Noss’s RRSP accounts and 6,000 held by Mr. Noss's US Retirement Savings account. Includes 1,639 shares of common stock that are held in Mr. Noss’s TFSA account. Includes 2,470 shares held by Mr. Noss's spouse, for which Mr. Noss disclaims ownership, and and 38,968 shares of common stock that are held in Mr. Noss’s former spouses name, over which he has voting power only. Includes approximately 198,729 shares of Common Stock (the number of shares is dynamic and represent $5 million CAD value) that are subject to a loan and pledge arrangement entered into by Mr. Noss in order to satisfy the required Canadian taxes and exercise price due in connection with the exercise of expiring options. The amount also includes 20,250 shares held in a charitable organization over which Mr. Noss has shared voting and investment power.

(3)	Includes 755 shares held in Mr. Ivanov's 401(K) retirement savings plan.

(4)	Includes 54,984 shares of common stock that are held in Mr. Woroch’s RRSP account and 10,750 shares of common stock held in his wife’s RRSP account.

(5)	Includes 2,023 shares held in Mr. Fausett's 401(K) retirement savings plan.

(6)	Includes 3,000 shares of common stock that are held directly by Mr. Karp’s wife.

(7)	Includes 100 shares of common stock that are held directly by Mr. Nienaber's wife.

Share Ownership of Certain Beneficial Owners

The following table sets forth information with respect to each shareholder known to us to be the beneficial owner of more than 5% of our outstanding common stock as of March 12, 2026 except for Mr. Noss, whose beneficial ownership of shares is described in the table above.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class (1)

Edgepoint Investment Group, Inc.	2,118,575	(2)	19.0%
150 Bloor Street West, Suite 500
Toronto, Ontario, Canada, M5S 2X9

Norman Rentrop	1,413,439	(3)	12.7%
Ruengsdorfer Str. 2e
53173 Bonn, Germany

Blacksheep Fund Management Limited	1,091,985	(4)	9.8%
Rock House, Main Street, Blackrock, Co
Dublin, Ireland A94 YY39

Monega Kapitalanlagegesellschaft mbH	627,539	(5)	5.4%
Stolkgasse 25-45, 50667 Koln,
Germany.

(1)	Based on 11,128,972 shares outstanding as of March 10, 2026.

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

(4)

Blacksheep Fund Management Ltd. has shared voting power and shared dispositive power over 1,091,985 shares of common stock. This information is based solely on a review of a Schedule 13G/A filed with the SEC on May 15, 2025 by Blacksheep Fund Management Limited.

(5)	Monega Kapitalanlagegesellschaft mbH has sole voting and sole dispositive power over 601,155 shares of common stock. This information is based solely on a review of a Schedule 13G/A filed with the SEC on May 15, 2025 by Monega Kapitalanlagegesellschaft mbH.

Equity Compensation Plan Information

 The following table provides information for our Company equity compensation plans as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding Company Options, warrants and rights (#)	Weighted average exercise price of outstanding Company Options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2006 Equity Compensation Plan	961,376	$39.65	1,193,590
Equity compensation plans not approved by security holders	-	-	-
Total	961,376	$39.65	1,193,590

 The following table provides information for our Wavelo equity compensation plans as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding Subsidiary Options, warrants and rights (#)	Weighted average exercise price of outstanding Subsidiary Options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2022 Wavelo Equity Compensation Plan	15,305,714	$1.34	9,636,116
Equity compensation plans not approved by security holders	-	-	-
Total	15,305,714	$1.34	9,636,116

The following table provides information for our Ting equity compensation plans as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding Subsidiary Options, warrants and rights (#)	Weighted average exercise price of outstanding Subsidiary Options, warrants and rights ($)	Number of securities remaining available for future issuance under the plan (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders:
2023 Ting Equity Compensation Plan	4,646,012	$6.00	5,353,988
Equity compensation plans not approved by security holders	-	-	-
Total	4,646,012	$6.00	5,353,988

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee of the Board is responsible for reviewing and, if appropriate, approving all related party transactions between us and any officer or director that would potentially require disclosure pursuant to the Audit Committee charter. As of the date of this Annual Report on Form 10-K, we expect that any transactions in which related persons have a direct or indirect interest will be presented to the Audit Committee for review and approval. While neither the Audit Committee nor the board have adopted a written policy regarding related party transactions, the Audit Committee makes inquiries to our management and our auditors when reviewing such transactions. Neither we nor the Audit Committee are aware of any transaction that was required to be reported with the SEC where such policies and procedures either did not require review or were not followed. In connection with Mr. Noss's resignation as Chief Executive Officer effective November 6, 2025, Mr. Noss entered into a consulting agreement pursuant to which he will provide consulting services relating to Ting at a monthly fee of $25,000. This arrangement was reviewed and approved by the Audit Committee in accordance with the Company's the Company's customary policies and practices.

Director Independence

Our Board has determined that each of Messrs. Nienaber, Matheson, Taylor, Tory, and Uhrenbacher, Dr. Matz, and Ms. Carl are independent directors, as prescribed by the listing standards of the NASDAQ Capital Market. In this Annual Report, each of these seven directors are referred to individually as an “independent director” and collectively as the “independent directors”. In addition, our Board has determined that each member of our Audit Committee satisfies the applicable audit committee independence standards as prescribed by the listing standards of the NASDAQ Capital Market and Rule 10A-3 under the Exchange Act, and that each member of our Corporate Governance, Nomination and Compensation Committee satisfies the applicable compensation committee member independence standards as prescribed by the listing standards of the NASDAQ Capital Market and Rule 10C-1 under the Exchange Act.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the fees of Deloitte LLP for the year ended December 31, 2025 and December 31, 2024 are set forth below:

	2025 Fees	2024 Fees
Audit Fees (1)	$2,890,423	$1,872,000
Audit-Related Fees (2)	34,863	24,000
Tax Fees (3)	95,780	157,000
All Other Fees (4)	355,000	310,000
Total Fees	$3,376,066	$2,363,000

(1)

Consists of fees and expenses for (a) the annual audits of our Consolidated Financial Statements and the accompanying attestation report regarding our ICFR contained in our Annual Report on Form 10-K, (b) fees for statutory audits required for certain subsidiaries and (c) the review of quarterly financial information included in our Quarterly Reports on Form 10-Q.

(2)	Consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Consists of fees and expenses for tax compliance and advisory services.

(4)	Consists of permitted services other than those included above, in respect of certain transaction-related services.

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

Exhibit No.	Description

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

10.2

Lease between 707932 Ontario Limited and Tucows International Corporation, dated as of December 10, 1999 (Incorporated by reference to exhibit number 10.9 filed with Tucows’ Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on April 1, 2002).

10.3

Lease extension between 707932 Ontario Limited and Tucows Inc. and Tucows.com Co., dated as of September 18, 2004 (Incorporated by reference to Exhibit 10.8 filed with Tucows’ Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).

10.4	Third Lease Extension and Amending Agreement, dated as of January 1, 2019, by and between 707921 Ontario Limited and Tucows (Delaware) Inc. and Tucows.com Co., (Incorporated by reference to Exhibit 10.5 filed with Tucows’ Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 4, 2020).

10.5*	Description of Tucows Fiscal 2004 At Risk Compensation Plan (Incorporated by reference to Exhibit 10.9 filed with Tucows’ Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 24, 2005).

10.6	Amended and Restated Senior Secured Credit Agreement, dated as of June 14, 2019, by and among Tucows.com Co., Ting Fiber, Inc., Ting, Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, as Borrowers, Tucows, Inc., as parent, Royal Bank of Canada, as Administrative Agent, and Royal Bank of Canada, Bank of Montreal, Bank of Nova Scotia, HSBC Bank Canada and Canadian Imperial Bank of Commerce, as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on June 18, 2019).

10.7	Amending Agreement No. 1, dated as of November 27, 2019, to the Amended and Restated Senior Secured Credit Agreement, dated as of June 14, 2019 (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on December 4, 2019).

10.8	Second Amended and Restated Senior Secured Credit Agreement, dated as of October 26, 2021, by and among Tucows.com Co., Ting Fiber, Inc., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders (Incorporated by reference to Exhibit 10.1 filed with Tucows' Current Report on Form 8-K, as filed with the SEC on November 18, 2021).

10.9	Asset Purchase Agreement, dated as of August 1, 2020, by and between Tucows Inc., and DISH WIRELESS L.L.C. (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Quarterly Report on Form 10-Q on November 5, 2020).

10.10	Mobile Virtual Network Enabler (“MVNE”) Master Services Agreement, dated as of August 1, 2020, by and between Ting Inc., and DISH WIRELESS L.L.C (Incorporated by reference to Exhibit 10.2 filed with Tucows’ Quarterly Report on Form 10-Q on November 5, 2020).

10.11	Third Amended and Restated Senior Secured Credit Agreement, dated as of August 8, 2022, by and among Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, Wavelo Inc., as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders (Incorporated by reference to Exhibit 10.3 filed with Tucows Quarterly Report on Form 10-Q on November 3, 2022).

10.12	Amending Agreement No. 1 to the Third Amended and Restated Senior Secured Credit Agreement, dated as of November 2, 2022, by and among Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, Wavelo, Inc. as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders. (Incorporated by reference to Exhibit 10.13 filed with Tucows' Quarterly Report on Form 10-K on March 15, 2023).

10.13	Amending Agreement No. 2 to the Third Amended and Restated Senior Secured Credit Agreement, dated as of March 14, 2023, by and among Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Tucows (Emerald), LLC, Wavelo, Inc. as Borrowers, Tucows Inc. and certain other subsidiaries thereof, as Guarantors, Royal Bank of Canada, as Administrative Agent, and Bank of Montreal, Royal Bank of Canada, The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, HSBC Bank Canada and Toronto Dominion-Bank as Lenders. (Incorporated by reference to Exhibit 10.14 filed with Tucows' Quarterly Report on Form 10-K on March 15, 2023).

10.14	Series A Preferred Unit Purchase Agreement, dated as of August 8, 2022, by and among Ting Fiber, LLC, a Delaware limited liability company and Generate TF Holdings, LLC (Incorporated by reference to Exhibit 10.4 filed with Tucows' Quarterly Report on Form 10-Q on November 3, 2022).

10.15	Wavelo, Inc. 2022 Equity Compensation Plan (September 22, 2022) (Incorporated by reference to Exhibit 10.16 filed with Tucows' Quarterly Report on Form 10-K on March 13, 2023).

10.16	Ting Fiber, LLC 2022 Equity Compensation Plan (December 15, 2022) (Incorporated by reference to Exhibit 10.17 filed with Tucows' Quarterly Report on Form 10-K on March 13,2023).

10.17	Credit Agreement, dated as of September 22, 2023, by and among, Tucows Inc. and its wholly owned subsidiaries, Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Wavelo Inc., and Tucows (Emerald), LLC, Bank of Montreal as Agent and other parties thereto as amended by that certain Extension agreement dated September 8, 2025 (Incorporated by references to Exhibit 10.1 filed with Tucows' Current Report on Form 8-K, as filed with the SEC on September 8, 2025).

10.18	Note Purchase Agreement, dated as of May 4, 2023, by and among Ting Issuer LLC, the asset entities party thereto, Ting Holdco LLC, Ting Fiber, LLC, and each of the Purchasers listed on the Purchaser Schedule thereto (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on May 5, 2023)

10.19	Note Purchase Agreement, dated as of August 20, 2024, by and among Ting Issuer LLC, the asset entities party thereto, Ting Holdco LLC, Ting Fiber, LLC, and each of the Purchasers listed in Purchaser Schedule thereto (Incorporated by reference to Exhibit 10.1* filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on August 23, 2024).

10.20	Sixth Amendment to Mobile Virtual Network Enable (“MNVE”) Master Service Agreement effective as of January 1, 2025, by and between Wavelo, Inc. and DISH Wireless L.L.C. (Incorporated by reference to Exhibit 10.1 filed with Tucows’ Quarterly Report on Form 10-Q, as filed with SEC on May 8, 2025).

10.21#	Mutual Separation Agreement and Release and Indemnity Agreement, dated as of November 6, 2025, by and between Tucows Inc. and Elliot Noss

10.22#	Consulting Agreement, dated as of November 6, 2025, by and between Tucows Inc. and Elliot Noss

10.24*#	Employment Agreement, dated as of November 6, 2025, by and between Tucows Inc. and David Woroch

Exhibit No.	Description

19.1#	Insider Trading Policy.

21.1#	Subsidiaries of Tucows Inc.

23.1#	Consent of Deloitte LLP, Independent Registered Public Accounting Firm.

31.1#	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2#	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1†	Chief Executive Officer’s Section 1350 Certification.

32.2†	Chief Financial Officer’s Section 1350 Certification.

97.1	Compensation Recoupment Policy of Tucows Inc., dated November 17, 2023 (Incorporated by reference to Exhibit 97.1 filed with Tucows’ Annual Report on Form 10-K, filed with the SEC on March 13, 2025)

101.INS#	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH#	Inline XBRL Taxonomy Extension Schema

101.CAL#	Inline XBRL Taxonomy Extension Calculation

101.DEF#	Inline XBRL Taxonomy Extension Definition

101.LAB#	Inline XBRL Taxonomy Extension Labels

101.PRE#	Inline XBRL Taxonomy Extension Presentation

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

*	Management or compensatory contract.
#	Filed herewith.
†	Furnished herewith.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Tucows Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tucows Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Tucows Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 12, 2026, expressed an unqualified opinion on those financial statements.

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
March 12, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Tucows Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tucows Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the Parent Company Condensed Financial Statements of Tucows Inc. (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Revenue Recognition — Refer to Notes 10 and 20 to the financial statements

Critical Audit Matter Description

The Company generates a significant portion of its revenue from domain name registration contracts within the Tucows Domains segment. Domain name contracts typically range from one to ten years, and the related revenue is recognized over time based on the underlying service period. Revenue is derived from a high volume of transactions and is highly automated to facilitate the registration, renewal, and management of domain names on behalf of customers.

Revenue derived from domain name registration contracts is a critical audit matter, given the automated nature of the processes and the high volume of transactions. As such, auditing domains revenue required an increased extent of audit effort, including the involvement of information technology (“IT”) specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to domains revenue included the following, among others:

●

With the assistance of IT specialists, evaluated the design and operating effectiveness of key systems and related controls (including general IT controls, business process controls, and other relevant controls) supporting the processing of domains revenue transactions, including the recording of these transactions into the general ledger.

●

For a sample of the domain‑level transactional data used in our substantive procedures, agreed them to underlying source documentation (third party registry information, ICANN database and payment records).

●	Using the domain‑level transactional data for fiscal 2025, designed and performed a substantive recalculation procedure and compared the results to the revenue recorded by the Company.

/s/ Deloitte LLP

Chartered Professional Accountants

Licensed Public Accountants

Toronto, Canada
March 12, 2026

We have served as the Company’s auditor since 2023.

Tucows Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

	December 31,	December 31,
	2025	2024

Assets

Current assets:
Cash and cash equivalents	$46,759	$56,903
Restricted cash	5,315	4,628
Accounts receivable, net of expected credit losses of $1,259 as of December 31, 2025 and $923 as of December 31, 2024	24,494	20,878
Deferred costs of fulfillment, current portion	97,151	101,467
Prepaid expenses and other	29,375	21,506
Total current assets	203,094	205,382

Deferred costs of fulfillment, long-term portion	15,883	15,508
Secured notes reserve funds	12,171	11,707
Property and equipment, net	281,955	331,049
Right of use lease asset	63,315	35,640
Intangible assets	19,703	24,755
Goodwill	130,410	130,410
Other assets	4,378	4,345
Total assets	$730,909	$758,796

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$35,272	$40,236
Derivative instrument liability	75	1,270
Operating lease liability, current portion	5,771	5,150
Contract liabilities, current portion	131,581	135,649
Redeemable preferred units - no par value, 33,333,333 units authorized; 15,243,600 units issued and outstanding as of December 31, 2025, current portion	136,963	-
Other current liabilities	20,765	17,546
Total current liabilities	330,427	199,851

Contract liabilities, long-term portion	21,354	21,155
Operating lease liability, long-term portion	57,823	25,899
Syndicated revolver	189,531	194,426
Notes payable	291,646	287,646
Redeemable preferred units - no par value, 33,333,333 units authorized; 15,243,600 units issued and outstanding as of December 31, 2024, long-term portion	-	122,156
Other long-term liability	1,366	-
Deferred tax liability	2,962	2,963

Stockholders' deficit
Common stock - no par value, 250,000,000 shares authorized; 11,111,453 shares issued and outstanding as of December 31, 2025 and 11,014,655 shares issued and outstanding as of December 31, 2024	38,308	36,581
Additional paid-in capital	23,526	19,241
Accumulated deficit	(225,977)	(150,158)
Accumulated other comprehensive loss	(57)	(964)
Total stockholders' deficit	(164,200)	(95,300)
Total liabilities and stockholders' deficit	$730,909	$758,796

See accompanying notes to Consolidated Financial Statements

Tucows Inc.

Consolidated Statements of Comprehensive Income (Loss)

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

	For the For the Year Ended December 31,
	2025	2024	2023

Net revenues	$390,300	$362,275	$339,337

Cost of revenues
Direct cost of revenues	230,593	209,747	202,256
Network, other costs	23,032	28,164	33,044
Network, depreciation and amortization	42,721	41,335	37,370
Total cost of revenues	296,346	279,246	272,670

Gross profit	93,954	83,029	66,667

Expenses:
Sales and marketing	48,381	59,382	67,806
Technical operations and development	17,813	18,627	19,217
General and administrative	42,875	37,068	33,406
Gain on disposition of property and equipment	(5,882)	-	-
Depreciation and amortization	3,526	4,285	9,890
Restructuring charges	-	10,954	-
Impairment of property and equipment	10,724	17,726	-
Total expenses	117,437	148,042	130,319

Loss from operations	(23,483)	(65,013)	(63,652)

Other income (expenses):
Interest expense, net	(55,274)	(51,275)	(41,771)
Loss on debt extinguishment	-	-	(14,680)
Other income, net	11,447	14,414	17,033
Total other income (expenses)	(43,827)	(36,861)	(39,418)

Loss before provision for income taxes	(67,310)	(101,874)	(103,070)

Provision (recovery) for income taxes	8,509	7,986	(6,873)

Net loss for the period	(75,819)	(109,860)	(96,197)

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities	(89)	(2,681)	1,830
Net amount reclassified to earnings	996	(11)	(886)
Other comprehensive income (loss) net of tax expense (recovery) of $288, ($858) and $299 for the years ended December 31, 2025, 2024 and 2023, respectively.	907	(2,692)	944

Comprehensive loss, for the period	$(74,912)	$(112,552)	$(95,253)

Basic and diluted loss per common share	$(6.85)	$(10.02)	$(8.85)

Shares used in computing basic and diluted loss per common share	11,065,708	10,967,581	10,864,086

See accompanying notes to Consolidated Financial Statements

Tucows Inc.

Consolidated Statements of Stockholders’ Equity

(Dollar amounts in thousands of U.S. dollars)

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained earnings	comprehensive	stockholders'
	Number	Amount	capital	(Accumulated deficit)	income (loss)	equity

Balances, December 31, 2022	10,817,110	$31,868	$8,106	$55,899	$784	$96,657

Stock-based compensation	86,295	2,505	5,966	-	-	8,471
Net loss	-	-	-	(96,197)	-	(96,197)
Other comprehensive income	-	-	-	-	944	944
Balances, December 31, 2023	10,903,405	$34,373	$14,072	$(40,298)	$1,728	$9,875

Exercise of stock options	-	-	43	-	-	43
Stock-based compensation	111,250	2,208	5,126	-	-	7,334
Net loss	-	-	-	(109,860)	-	(109,860)
Other comprehensive loss	-	-	-	-	(2,692)	(2,692)
Balances, December 31, 2024	11,014,655	$36,581	$19,241	$(150,158)	$(964)	$(95,300)

Exercise of stock options	-	-	31	-	-	31
Stock-based compensation	96,798	1,727	4,254	-	-	5,981
Net loss	-	-	-	(75,819)	-	(75,819)
Other comprehensive income	-	-	-	-	907	907
Balances, December 31, 2025	11,111,453	$38,308	$23,526	$(225,977)	$(57)	$(164,200)

See accompanying notes to Consolidated Financial Statements

Tucows Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

	For the Year Ended December 31,
	2025	2024	2023
Cash provided by:
Operating activities:
Net loss for the period	$(75,819)	$(109,860)	$(96,197)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,247	45,620	47,260
Amortization of debt discount and issuance costs	4,662	4,479	3,331
Gain on disposal of assets	(5,882)	-	-
Impairment of property and equipment	11,533	19,167	4,822
Deferred income taxes (recovery)	(289)	854	(13,040)
Accretion of redeemable preferred units	14,456	9,758	14,163
Loss on debt extinguishment	-	-	14,680
Write off of debt discount and issuance cost	-	-	277
Loss on change in the fair value of forward contracts	-	-	1,624
Amortization of discontinued cash flow hedge	-	-	(1,144)
Stock-based compensation expense	7,139	7,021	8,134
Change in non-cash operating working capital
Accounts receivable	(3,616)	1,328	(3,802)
Prepaid expenses and deposits	(7,060)	331	(382)
Deferred costs of fulfillment	3,941	(5,907)	(394)
Accounts payable and accrued liabilities	(4,668)	(1,565)	3,725
Contract liabilities	(3,869)	8,721	2,952
Other operating assets and liabilities	7,467	308	9,220
Net cash provided by (used in) operating activities	(5,758)	(19,745)	(4,771)

Financing activities:
Proceeds received on exercise of stock options	31	43	-
Proceeds from issuance of notes payable	-	62,991	227,258
Redeemable preferred units redemption	-	-	(45,718)
Proceeds from redeemable preferred units	-	-	35,000
Deferred notes payable financing costs	-	(2,011)	(6,738)
Deferred preferred financing costs	-	-	145
Contingent payments for acquisitions	-	-	(1,600)
Proceeds received on syndicated revolver	-	-	52,382
Repayment of syndicated revolver	(5,000)	(16,500)	(80,182)
Payment of syndicated revolver costs	(423)	(25)	(1,711)
Net cash provided by (used in) financing activities	(5,392)	44,498	178,836

Investing activities:
Proceeds on disposal of property and equipment and intangible asset	19,477	542	-
Additions to property and equipment	(17,114)	(56,460)	(92,055)
Acquisition of intangible assets	(206)	(575)	(528)
Net cash provided by (used in) investing activities	2,157	(56,493)	(92,583)

Increase (decrease) in cash and cash equivalents, restricted cash, and restricted cash equivalents	(8,993)	(31,740)	81,482

Cash and cash equivalents, restricted cash, and restricted cash equivalents beginning of year	73,238	104,978	23,496
Cash and cash equivalents, restricted cash, and restricted cash equivalents end of year	$64,245	$73,238	$104,978

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:

Cash and cash equivalents	46,759	56,903	92,687
Restricted cash included in funds held by trustee	5,315	4,628	3,639
Restricted cash included in secured notes reserve funds	12,171	11,707	8,652
Total cash and cash equivalents, restricted cash, and restricted cash equivalents end of year	$64,245	$73,238	$104,978

Supplemental cash flow information:
Interest paid	$43,778	$37,961	$24,736
Income taxes paid, net	$5,651	$7,653	$4,929
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$2,224	$3,572	$6,948

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

2. Significant Accounting Policies:

The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and are stated in U.S. dollars, except where otherwise noted.

(a) Basis of presentation

These Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

Subsidiary financial condition

The Company's subsidiary, Ting, has negative operating cash flows and continues to make net losses. The Company has commenced a process to review strategic alternatives for the Ting business, however, Ting may not be able to meet its financial obligations over the twelve months following the date of the issuance of the financial statements without additional financing. Ting operates as a bankruptcy-remote entity and its debt has no recourse to the Company. Accordingly, the Company's direct financial exposure to Ting is limited to certain contractual guarantees as disclosed in “Note 19. Commitments and Contingencies”. The Company does not believe that Ting's financial condition gives rise to substantial doubt about the Company's ability to continue as a going concern.

Change in presentation of Consolidated Financial Statements

Effective as of the Form 10-Q for the quarter ended March 31, 2025, filed on May 8, 2025, the Company has updated the format of its Consolidated Financial Statements. This revision condenses certain previously displayed line items to streamline presentation and improve clarity for the users of the financial statements.

Change in presentation of Consolidated Balance Sheet

Prior period balances have been adjusted to combine following line items:

1. “Inventory”, “Income taxes receivable”, "Other assets" and "Assets held for sale" within the line item “Prepaid expenses and other”

2. “Investments” and “Contract costs” and Contract asset - long term" within the line item “Other assets”

3. “Accounts payable” and “Accrued liabilities” within the line item “Accounts payable and accrued liabilities”

4. “Customer deposits”, “Accreditation fees payable” and “Income taxes payable” within the line item “Other current liabilities”

These line items are adjusted on the Company’s Consolidated Balance Sheets to conform to the current period presentation. The Company continues to present the line item information in “Note 22. Additional Financial Information”.

Change in presentation of Consolidated Statements of Operations and Comprehensive Income (Loss)

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

3. “Income earned on sale of transferred assets, net” within the line item “Other income (expense)”

These line items are adjusted on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) to conform to the current period presentation. In addition, the Company provides additional disclosures related to “Income earned on sale of transferred assets, net” in “Note 17. Other income (Expenses)”

Change in presentation of Consolidated Statements of Cash flows

Prior period balances have been adjusted to combine following line items:

1. “Net amortization contract costs”, “Net Right of use operating assets/Operating lease liability”, “Disposal of domain names”, “Undistributed earnings of equity method investee”, “Contract assets”, “Inventory”, “Income taxes recoverable”, “Customer deposits” and “Accreditation fees payable” within the line item “Other operating assets and liabilities”

These line items are adjusted on the Company’s Consolidated Statements of Cash flows to conform to the current period presentation.

These presentational changes do not impact previously reported financial results and are intended to improve readability and align with industry best practices.

Comparative periods have been revised to conform to the current period’s presentation where applicable.

(b) Use of estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. These estimates and assumptions are based on historical experience, available market information as applicable, third party analysis and on various other assumptions that are believed to be reasonable under the circumstances at the time they are made. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company’s control.

Significant areas requiring use of estimates include, among others, the recoverability of property and equipment and other long-lived assets, goodwill and intangible assets, fair value measurements, revenue recognition, lease liabilities and right of use assets, income taxes, and contingencies.

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

(d) Restricted cash

Restricted cash is solely in connection with the 2023 Term Notes and 2024 Term Notes as defined in "Note 8. Notes Payable" and consists of (i) cash receipts held by trustee related to securitized assets and (ii) liquidity reserve funds. The non-current portion of the restricted cash is presented in "Secured notes reserve funds" on the Consolidated Balance Sheet.

(e) Inventory

Inventory primarily consists of Internet optical network terminals and customer installation equipment. All inventory is stated at the lower of cost or net realizable value, with cost being determined on a weighted average cost basis.

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

The Company reviews the carrying values of its property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Where such indicators exist, the Company performs impairment testing at the asset group level unless an asset generates independent cash flows. The Company first performs a qualitative assessment to determine whether events or circumstances indicate that that the carrying amount of the asset (group) may not be recoverable. The Company compares the carrying amount of the asset (group) to the undiscounted cash flows expected to be generated over its remaining useful life. If the carrying value exceeds the undiscounted future cash flows, the relevant asset (group) is considered to be impaired, and an impairment loss is recognized in the amount by which the carrying value of the asset (group) exceeds fair value.

 For certain assets that the Company determined would be disposed of by abandonment, management estimates the salvage value. The salvage value is estimated based on management’s judgment regarding realizability in secondary markets. Management bases its estimates on historical experience, available market information as applicable, third party analysis and on various other assumptions that are believed to be reasonable under the circumstances at the time they are made. Management regularly reviews its estimates of salvage values based on current market information and data, and recognizes additional impairment where salvage values decrease.

The determination of salvage value of the materials and supplies held for capital projects involves significant estimates, and it is reasonably possible that salvage value could materially change in the near term due to changing market conditions, market demand and subsequent asset sales.

In instances where assets are found to be damaged and have no salvage value, they are fully impaired.

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

Costs capitalized during the application development stage consist of payroll and related costs for employees who are directly associated with, and who devote time directly to, a project to develop software for internal use. External contractor costs who are directly associated with, and who devote time directly to, a project to develop software for internal use are also capitalized. We do not capitalize any general and administrative or overhead costs or costs incurred during the application development stage related to research and development, training or data conversion costs. Research and development costs and data conversion costs may be recorded as Costs to fulfill a contract, if they relate to a specific professional services customer contract (see "Note 11. Costs to obtain and fulfill a contract"). Costs related to upgrades and enhancements to internal-use software, if those upgrades and enhancements result in additional functionality, are capitalized. If upgrades and enhancements do not result in additional functionality, those costs are expensed as incurred.

In determining and reassessing the estimated useful life over which the cost incurred for the software should be amortized, we consider the effects of obsolescence, technology, competition and other economic factors.

(g) Derivative Financial Instruments

The Company uses derivative financial instruments to manage foreign currency exchange risk.

The Company accounts for these instruments in accordance with ASC 815 Derivatives and Hedging ("ASC 815"), which requires that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value as of the reporting date. ASC 815 also requires that changes in our derivative financial instruments’ fair values be recognized in earnings, unless specific hedge accounting and documentation criteria are met (i.e., the instruments are accounted for as hedges). The Company recorded the effective portions of the gain or loss on derivative financial instruments that were designated as cash flow hedges in accumulated other comprehensive income (loss) in our accompanying Consolidated Balance Sheets.

The fair value of the forward exchange contracts is determined using an estimated credit adjusted mark-to-market valuation which takes into consideration the Company's and the counterparty's credit risk. The valuation technique used to measure the fair values of the derivative instruments is a discounted cash flow technique, with all significant inputs derived from or corroborated by observable market data, as no quoted market prices exist for the derivative instruments. The discounted cash flow techniques use observable market inputs, such as foreign currency spot rate, Secured Overnight Financing Rate (SOFR), forward currency and interest rates.

(h) Goodwill and Other Intangible assets

Goodwill

Goodwill represents the excess of purchase price over the fair values assigned to the net assets acquired in business combinations. The Company does not amortize goodwill. Impairment testing for goodwill is performed annually in the fourth quarter of each year or more frequently if impairment indicators are present. Impairment testing is performed at the operating segment level, which the Company has assessed to be our reporting units. The Company has determined that it has three operating segments, Ting, Wavelo and Tucows Domains.

The Company performs a qualitative assessment to determine whether there are events or circumstances which would lead to a determination that it is more-likely-than-not that goodwill has been impaired. If, after this qualitative assessment, the Company determines that it is not more-likely-than-not that goodwill has been impaired, then no quantitative testing is necessary. In performance of the qualitative test, consideration is given to factors such as macro-economic, industry and market conditions including the capital markets, the competitive environment, in addition to other internal factors including changes to our market capitalization, cash flows, obligations and access to capital of our segments. In the event that the qualitative tests indicate that there may be impairment, quantitative impairment testing is required.

If required to perform the quantitative test, the Company compares the reporting unit's carrying amount to its fair value, which is typically estimated using an income approach in which future expected cash flows at the operating segment level are converted to present value using factors that consider the timing and risk of the future cash flows. The estimate of cash flows used is prepared on an unleveraged debt-free basis. The discount rate reflects a market-derived weighted average cost of capital. The Company believes that this approach is appropriate because it provides a fair value estimate based upon the expected long-term operating and cash flow performance for its operating segment. The projections are based upon the Company’s best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures.

Other significant estimates and assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures and changes in future working capital. If assumptions and estimates used to assess impairment prove to be inaccurate, future asset impairment charges could be required.

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

Intangible Assets Subject to Amortization

Intangible assets subject to amortization consist of brand, customer relationships, technology and network rights and are amortized on a straight-line basis over their estimated useful lives as follows:

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

(i) Revenue recognition

See “Note 10. Revenue” for a description of the Company’s revenue recognition policy and a further description of the principal activities – disaggregated by reportable segments – from which the Company generates its revenue.

(j) Contract balances

The Company accounts for contract assets and liabilities on a contract-by-contract basis, with each contract presented as either a net contract asset or a net contract liability accordingly. Contract assets are recorded for services delivered under contracts, to the extent that the services delivered exceed the services which have been billed to the customer at the reporting date. Contract assets are transferred to receivables when the rights to consideration become unconditional. Contract assets primarily relate to long-term mobile platform services contracts. Contract liabilities primarily relate to the unearned portion of revenues received in advance related to the unexpired term of registration fees from domain name registrations and other domain related Internet services, on both a wholesale and retail basis. To a lesser extent, contract liabilities also include the unearned portion of construction services in the Ting segment received in advance of performance of the services, and a portion of the transaction price received from other professional services.

(k) Contract Costs

See “Note 11. Costs to obtain and fulfill a contract” for a description of the Company’s contract cost recognition policy.

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

(n) Translation of foreign currency transactions

The Company's functional currency is the U.S. dollar. Monetary assets and liabilities of the Company and of its wholly owned subsidiaries that are denominated in foreign currencies are translated into United States dollars at the exchange rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the historical exchange rates. Transactions included in operations are translated at the rate at the date of the transactions.

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

(p) Redeemable preferred units

See "Note 13. Redeemable preferred units" for the description and treatment of the Company's Series A Preferred Unit Purchase Agreement.

(q) Stock-based compensation

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest, we have elected to account for forfeitures when they occur. The Company recognizes stock-based compensation for both public company stock and private subsidiary stock - see "Note 15. Stock Option Plans."

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

(u) Investments

The Company accounts for investments in entities over which it has the ability to exert significant influence, but does not control and is not the primary beneficiary of, using the equity method of accounting. The Company includes the proportionate share of earnings (loss) of the equity method investees in Other Income in the Consolidated Statements of Comprehensive Income (Loss). The proportional shares of affiliate earnings or losses accounted for under the equity method of accounting were not material for all periods presented. Equity investments in which the Company does not have significant influence are accounted for under ASC 321 - Accounting for Equity Interests. These investments are recorded in Investments on the Consolidated Balance Sheets, please see "Note 22. Additional Financial Information". If the fair value of these investments is readily determinable, they are measured at fair value, with changes recognized in Other Income (Expense), net. If the fair value is not readily determinable, the Company applies the measurement alternative, recording investment at cost, less any impairment, and adjusting for subsequent observable price changes when an observable transaction occurs. These adjustments are recorded in Other Income (Expense). The Company has determined that the fair value of its equity investments is not readily determinable and, therefore, applies the measurement alternative, recording investments at cost, less any impairment, and adjusting for observable price changes when applicable.

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

Our reportable operating segments and their principal activities consist of the following:

Ting	This segment derives revenue from the retail high speed Internet access to individuals and small businesses primarily through the Ting website. Revenues are generated in the United States
Wavelo	This segment derives revenue from platform and other professional services related to communication service providers, including Mobile Network Operators and Internet Service Providers, and are primarily generated in the United States.
Tucows Domains	This segment includes wholesale and retail domain name registration services and value-added services. The Company primarily earns revenues from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations; the sale of retail Internet domain name registration and email services to individuals and small businesses. Domain Services revenues are attributed to the country in which the contract originates, primarily Canada and the United States.

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

(w) Government Grants

The Company was the beneficiary of government grants from the City of Greenwood Village, Colorado, to support the construction of a fiber-to-the-premises (FTTP) network. The grant was intended to subsidize network construction, with the goal of providing broadband internet access service (BIAS) to all serviceable addresses within the city. The government grant was accounted for as a reduction of the cost basis of property and equipment in the Company's Consolidated Balance Sheet. Depreciation was calculated based on the reduced cost of the asset over its estimated useful life. In the second quarter of 2025, the Greenwood Village network was subsequently disposed of in connection with the sale of certain property and equipment and intangible assets.

The Company was awarded a grant under the Growing Rural Economies with Access to Technology (“GREAT”) program administered by the North Carolina Department of Information Technology to support broadband deployment in Lee County, North Carolina. The grant provides reimbursement for qualifying construction costs incurred in connection with making broadband services available to designated locations within the awarded project area. Grant reimbursements are accounted for as a reduction of the cost basis of the related property and equipment. As of December 31, 2025, the Company had received reimbursements under the GREAT grant program, which were recorded as reductions to property and equipment in the Consolidated Balance Sheets.

(x)     Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU enhances the transparency and decision usefulness of income tax disclosures by requiring, among other things, additional disaggregation within the effective tax rate reconciliation and disclosure of income taxes paid by jurisdiction.

The Company adopted this ASU effective January 1, 2025. The adoption of this guidance impacted the Company’s income tax disclosures but did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Recent Accounting Pronouncements Not Yet Adopted

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

In September 2025, FASB issued ASU 2025‑06 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The amendments update the accounting model for internal-use software by eliminating the prescriptive “development stage” framework and replacing it with a “probable-to-complete” threshold and a “significant development uncertainty” evaluation. The amendments also remove separate guidance for website development costs and require entities to apply the property, plant, and equipment disclosure requirements in Subtopic 360-10 to capitalized internal-use software. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.

3. Property and Equipment:

Property and equipment consist of the following (Dollar amounts in thousands of U.S. dollars):

	December 31,	December 31,
	2025	2024
Computer equipment	$26,665	$53,907
Computer software	2,041	1,935
Capitalized internal use software	60,233	50,706
Furniture and equipment	1,662	1,893
Vehicles and tools	5,010	10,638
Fiber network(1)	272,713	272,959
Customer equipment and installations	28,010	58,883
Land	1,109	1,109
Buildings	9,389	9,208
Assets under construction	8,246	25,810
Leasehold improvements	428	743
	415,506	487,791
Less:
Accumulated depreciation	133,551	156,742
	$281,955	$331,049

(1) Fiber network is presented net of $0.1 million government grants (2024: $1.6 million), with an impact of $0.1 million on accumulated depreciation (2024: $0.1 million).

Depreciation of property and equipment (Dollar amounts in thousands of U.S. dollars):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2025	2024	2023
Depreciation of property and equipment	$41,580	$40,323	$36,431

Impairment of Property and Equipment

During the year ended December 31, 2025, the Company recognized a total impairment expense of $11.5 million, related to abandoned materials and supplies held for capital projects and right-of-use ("ROU") assets. For financial statement presentation purposes, depending on the nature and stage of deployment, materials and supplies held for capital projects is included within "Assets under construction," and "Computer equipment" in the Consolidated Financial Statements.

2025 Impairment Charges

In the third quarter of 2025, management completed a review of remaining construction assets following the implementation of the 2024 Capital Efficiency Plan (as discussed and defined in "Note 21. Restructuring Costs") as well as the disposal of certain assets under construction in the second and third quarters of Fiscal 2025. As part of this review, certain assets were determined to no longer be usable or recoverable in ongoing operations or future network builds. Management concluded that these assets met the definition of ‘assets disposed of by abandonment’ under ASC 360-10 - Impairment and Disposal of Long-Lived Assets ("ASC 360-10").

Management also reassessed its estimated salvage values of the abandoned materials and supplies held for capital projects in 2024, based on current market conditions and updated expected recoveries. This reassessment resulted in a reduction in estimated recoverable amounts, and a corresponding write-down was recorded to reflect the updated estimates.

In total, assets with a carrying value of $14.9 million were impaired, with an estimated salvage value of $4.9 million, resulting in a recorded impairment charge of $10.0 million during the year ended December 31, 2025. These assets consisted of materials and supplies held for capital projects that were no longer intended for deployment in the Company’s fiber network expansion. Additionally an impairment loss of $0.7 million was recognized related to ROU assets which is discussed under the "Note 12. Leases."

The remaining $0.8 million of impairment charges relate to specific network assets that were identified through routine inspections as being damaged and no longer in use and are recorded under “Network, other costs” in the Consolidated Statements of Comprehensive Income (Loss).

2024 Impairment Charges

During the year ended December 31, 2024, as part of the 2024 Capital Efficiency plan, management conducted a review of Assets under construction, Computer equipment, Fiber network and Customer and equipment installation to determine if there were specific assets that would no longer contribute to future operations.

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

The remaining $1.4 million impairment charges relate to specific network assets that were identified through routine inspections as being damaged and no longer in use and are recorded under “Network, other costs” in the Consolidated Statements of Comprehensive Income (Loss).

2023 Impairment Charges

During the year ended December 31, 2023, property and equipment with a net book value of $4.8 million were written off and included in "Network, other costs" in the Consolidated Statement of Comprehensive Income (Loss). The impairment losses incurred in 2023 related to specific network assets that were identified as being damaged and no longer in use. The full cost of the identified assets was recorded as an impairment loss.

Asset Dispositions

During the year ended December 31, 2025, the Company sold property and equipment and intangibles for gross proceeds of $20.8 million, comprising cash proceeds and a $1.0 million indemnification holdback. The net book value of the assets at the time of the sales was $15.0 million, resulting in a gain of $5.9 million, which is included in "Gain on disposition of property and equipment" in the Consolidated Statements of Operations and Comprehensive Income (Loss).

4. Goodwill and Other Intangible Assets:

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

Goodwill consists of the following (Dollar amounts in thousands of U.S. dollars):

	Ting	Wavelo	Tucows Domains	Total

Balances, December 31, 2024	$22,724	$-	$107,686	$130,410
Balances, December 31, 2025	$22,724	$-	$107,686	$130,410

The Company's Goodwill balance is $130.4 million as of  December 31, 2025 and  December 31, 2024. The Company's goodwill relates 83% ($107.7 million) to its Tucows Domains operating segment and 17% ($22.7 million) to its Ting operating segment.

Goodwill is not amortized, but is subject to an annual impairment test. The Company performed an impairment analysis as outlined in “Note 2(h). Significant Accounting Policies.” For the year ended December 31, 2025 ("Fiscal 2025") and the year ended December 31, 2024 ("Fiscal 2024"), the Company performed a qualitative assessment to determine whether events or changes in circumstances indicated that it was more likely than not that the fair value of any reporting unit was less than its carrying amount. Based on this assessment, for the year ended December 31, 2025, the Company identified indicators of potential impairment and therefore performed a quantitative impairment test in the Ting operating segment (reporting unit). The Company determined that the estimated fair value of the reporting unit exceeded its carrying value, and accordingly, no goodwill impairment charge was recorded for Fiscal 2025.

Other Intangible Assets

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized, but are subject to an annual impairment assessment, during which the Company evaluates whether changes in circumstances indicate potential impairment. Additionally, throughout the year, management assessed specific domain names acquired through the acquisition of Mailbank.com Inc. in June 2006, that were due for renewal, and decided to renew. During the years ended December 31, 2025,  December 31, 2024, and  December 31, 2023, no impairment of indefinite life intangible assets was recorded.

Finite-life intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years. The weighted average amortization period for all finite-life intangible assets is 5.4 years.

Throughout 2025, the Company purchased $0.2 million in customer relationship assets through hosting agreements whereby customer assets and domain names were obtained. These customer assets are being amortized over seven years.

Acquired intangible assets consist of the following (Dollar amounts in thousands of U.S. dollars):

	December 31, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Brand	$15,765	15,675	$90	$15,764	15,340	$424
Customer relationships	64,148	58,361	5,787	66,467	56,719	9,748
Technology	10,157	9,264	893	10,157	8,631	1,526
Network Rights	1,468	798	670	1,515	730	785
Surname domain names	11,139	-	11,139	11,145	-	11,145
Direct navigation domain names	1,124	-	1,124	1,127	-	1,127
	$103,801	$84,098	$19,703	$106,175	$81,420	$24,755

	Surname domain names	Direct navigation domain names	Brand	Customer relationships	Technology	Network rights	Total
Amortization period	indefinite life	indefinite life	7 years	3 - 7 years	2 -7 years	15 years

Balances, December 31, 2023	$11,151	$1,128	$870	$13,303	$2,148	$884	$29,484
Acquisition of customer relationship	-	-	-	575	-	-	575
Additions to/(disposals from) domain portfolio, net	(6)	(1)	-	-	-	-	(7)
Amortization expense	-	-	(446)	(4,130)	(622)	(99)	(5,297)
Balances December 31, 2024	$11,145	$1,127	$424	$9,748	$1,526	$785	$24,755
Acquisition of customer relationship	-	-	-	206	-	-	206
Additions to/(disposals from) domain portfolio, net	(6)	(3)	-	-	-	-	(9)
Write-down of Cedar intangible assets	-	-	-	(136)	(12)	(17)	(165)
Disposal of Cedar intangible assets	-	-	-	(417)	-	-	(417)
Amortization expense	-	-	(334)	(3,614)	(621)	(98)	(4,667)
Balances December 31, 2025	$11,139	$1,124	$90	$5,787	$893	$670	$19,703

The following table shows the estimated amortization expense for each of the next 5 years and thereafter, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
2026	$3,469
2027	1,896
2028	1,520
2029	306
2030	151
Thereafter	98
Total	$7,440

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as of  December 31, 2025 (Dollar amounts in thousands of U.S. dollars):

	December 31, 2025
	Fair Value Measurement Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset (liability), net	$-	$(75)	$-	$(75)

Total assets (liabilities), net	$-	$(75)	$-	$(75)

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

Since October 2012, the Company has employed a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on its future cash flows related to a portion of payroll, taxes, rent and payments to Canadian domain name registry suppliers that are denominated in Canadian dollars and are expected to be paid by its Canadian operating subsidiary. In May 2020, the Company entered into a pay-fixed, receive-variable interest rate swap with a Canadian chartered bank to limit the potential interest rate fluctuations incurred on its future cash flows related to variable interest payments on the Second Amended 2019 Credit Facility. The notional value of the interest rate swap was $70 million. During the third quarter of fiscal year 2022, the Company elected to discontinue its application of hedge accounting to its interest rate swaps prospectively. Until the interest rate swaps matured in June 2023, the derivatives continued to be carried at fair value in the accompanying Consolidated Balance Sheets with changes in their fair value from the date of discontinuance recognized in current period earnings in Interest expense, net in the Consolidated Statements of Operations and Comprehensive Income (Loss). Unrealized gains and losses in Accumulated other comprehensive income ("AOCI") as of the date of discontinuance were realized in net income over the remaining term of the underlying forecasted interest payments into interest expense over the original term of the hedged debt. Prior to the discontinuance, for the interest rate swap contracts, unrealized gains or losses on the effective portion of these contracts had been included in other comprehensive income (OCI) and reclassified to earnings when the hedged transaction settled. As of December 31, 2025, there are no interest swaps held by the Company.

The Company does not use hedging forward contracts for trading or speculative purposes. The foreign exchange contracts typically mature between one and twelve months, and the interest rate swap fully matured as of June 30, 2023.

The Company has designated its foreign exchange contracts as hedging instruments in cash flow hedges of forecast transactions. Where the critical terms of the hedging instrument and the entire hedged forecasted transaction are the same, in accordance with Topic 815, the Company concludes that changes in fair value and cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. The Company designated the foreign exchange hedge as a cash flow hedge of expected future payments at the inception of the contract. Accordingly, for the foreign exchange contracts, unrealized gains or losses on the effective portion of these contracts were included within other comprehensive income (loss) and reclassified to earnings when the hedged transaction is settled. Cash flows from hedging activities were classified under the same category as the cash flows from the hedged items in the Consolidated Statements of Cash Flows.  The fair value of the contracts, as of  December 31, 2025 and December 31, 2024, is recorded as derivative instrument assets or liabilities. Where hedged transactions are no longer probable to occur, the loss on the associated forward contract would be recognized in earnings.

As of December 31, 2025, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $27.2 million, of which $27.2 million met the requirements of ASC 815 and were designated as hedges.

As of  December 31, 2024 the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $29.4 million, of which $29.4 million met the requirements of ASC 815 and were designated as hedges.

As of December 31, 2025, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value

January - March 2026	$14,248	1.3609	$(61)
April - June 2026	12,933	1.3609	(13)
	$27,181	1.3609	$(75)

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our Consolidated Financial Statements as of, and for the years ended  December 31, 2025 and 2024, were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the consolidated balance sheets (see “Note 5. Fair Value Measurement”)

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of December 31, 2025 Fair Value Asset (Liability)	As of December 31, 2024 Fair Value Asset (Liability)
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$(75)	$(1,270)
Total foreign currency forward contracts (net)	Derivative instruments	$(75)	$(1,270)

Movement in AOCI balance for the year ended  December 31, 2025 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2024	$(1,275)	$311	$(964)
Other comprehensive income (loss) before reclassifications	(117)	28	(89)
Amount reclassified from AOCI	1,313	(317)	996
Other comprehensive income (loss) for the year ended December 31, 2025	1,196	(289)	907

Ending AOCI Balance - December 31, 2025	$(79)	$22	$(57)

Movement in AOCI balance for the year ended  December 31, 2024 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2023	$2,275	$(547)	$1,728
Other comprehensive income (loss) before reclassifications	(3,536)	855	(2,681)
Amount reclassified from AOCI	(14)	3	(11)
Amortization of discontinued cash flow hedge	-	-	-
Other comprehensive income (loss) for the year ended December 31, 2024	(3,550)	858	(2,692)

Ending AOCI Balance - December 31, 2024	$(1,275)	$311	$(964)

Movement in AOCI balance for the year ended  December 31, 2023 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2022	$1,032	$(248)	$784
Other comprehensive income (loss) before reclassifications	2,413	(583)	1,830
Amount reclassified from AOCI	(52)	14	(38)
Amortization of discontinued cash flow hedge	(1,118)	270	(848)
Other comprehensive income (loss) for the year ended December 31, 2023	1,243	(299)	944

Ending AOCI Balance - December 31, 2023	$2,275	$(547)	$1,728

Effects of derivative instruments on income and other comprehensive income (OCI) (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$268
Foreign currency forward contracts for the year ended December 31, 2025	$(89)	Cost of revenues	$1,046

		Operating expenses	$(20)
Foreign currency forward contracts for the year ended December 31, 2024	$(2,681)	Cost of revenues	$6

		Operating expenses	$46
Foreign currency forward contracts for the year ended December 31, 2023	$1,830	Cost of revenues	$6

Interest rate swap contract for the year ended December 31, 2023	$-	Interest expense, net	$-

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

On September 8, 2025, the Borrowers entered into a one-year Extension Agreement (the “Extension Agreement”). The Extension Agreement extends the term of the 2023 Credit Agreement through September 22, 2027. The material terms of the 2023 Credit Agreement remain unchanged; however, the Extension Agreement amends certain definitions relating to the treatment of specified expenses in the calculation of Adjusted EBITDA for purposes of the Total Funded Debt to Adjusted EBITDA Ratio financial covenant. In connection with the Extension Agreement, the Company incurred $0.4 million of fees paid to the Lenders. These fees have been reflected as reduction to the carrying amount of the loan payable and will be amortized over the extended term from September 2026 to September 2027.

During the twelve months ended December 31, 2025, the Company made repayments of $5.0 million on the 2023 Credit Facility. During the year ended December 31, 2024, the Company made net cash repayments of $16.5 million. During the year ended December 31, 2023, the Company made net cash repayments of $17.8 million and $10.0 million under the 2019 Credit Facility and the 2023 Credit Facility, respectively.

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

2023 Credit Facility Terms

The 2023 Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Agreement requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio, by maintaining at all times; Total Funded Debt to Adjusted EBITDA Ratio, of not more than 3.75:1.00; and (2) an interest coverage ratio, by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio, (as defined in the Credit Agreement) of not less than 3.00:1.00. The required principal repayment of $190.4 million is due in September 2027.

During the years ended December 31, 2025 and December 31, 2024 the Company was in compliance with the covenants under its credit agreements in effect at the time. During the year ended December 31, 2025 and December 31, 2024 the Company recognized $0.6 million and $0.6 million, respectively, of interest expense related to the amortization of the debt issuance costs of the 2023 Credit Facility.

Borrowings under the 2023 Credit Agreement will accrue interest and standby fees based on the Company's Total Funded Debt to Adjusted EBITDA ratio and the availment type as follows:

	If Total Funded Debt to Adjusted EBITDA is:
Availment type or fee	Less than 2.00	Greater than or equal to 2.00 and less than 2.75	Greater than or equal to 2.75 and less than 3.50	Greater than or equal to 3.50 and less than 3.75
Canadian dollar borrowings based on the Canadian overnight repo rate average or U.S. dollar borrowings based on SOFR and letter of credit fees (Margin)	1.50%	2.00%	2.50%	3.00%
Canadian borrowings based on Prime Rate or Canadian or U.S. dollar borrowings based on Base Rate (Margin)	0.25%	0.75%	1.25%	1.75%
Standby fees	0.30%	0.40%	0.50%	0.60%

The following table summarizes the Company’s borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	December 31, 2025	December 31, 2024

Revolver	$190,400	$195,400
Less: unamortized debt discount and issuance costs	(869)	(974)
Total Syndicated Revolver, long-term portion	$189,531	$194,426

The following table summarizes our scheduled principal repayments as of  December 31, 2025 (Dollar amounts in thousands of U.S. dollars):

2026	$-
2027	190,400
$190,400

8. Notes Payable:

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

As of December 31, 2025, the Company was in compliance with all required covenants. As of December 31, 2025, the Company's scheduled principal repayment of $238.5 million on the 2023 Term Notes is due in April 2028 and the repayment of $63.0 million on the 2024 Term Notes is due in August 2029.

During the twelve months ended December 31, 2025, the Company recognized $4.0 million of interest expense related to the amortization of the debt discount and issuance costs of the 2023 Term Notes and 2024 Term Notes. During the twelve months ended December 31, 2024, the Company recognized $3.7 million of interest expense related to the amortization of the debt discount and issuance costs of the 2023 Term Notes and 2024 Term Notes.

The following table summarizes Ting Issuer LLC. borrowings under the 2023 Term Notes and 2024 Term Notes (Dollar amounts in thousands of U.S. dollars):

	December 31, 2025	December 31, 2024

Principal	$301,505	$301,505
Less: unamortized issuance costs	(4,589)	(6,341)
Less: unamortized discount	(5,270)	(7,518)
Note payable, long-term portion(1)	$291,646	$287,646

(1) The Company capitalizes interest expenses directly attributable to the development of qualifying assets. Qualifying assets include internal use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the year ended December 31, 2025, the Company capitalized $0.2 million of interest pertaining to the 2023 and 2024 Notes that were directly attributable to the development of certain AUC assets. During the year ended December 31, 2024, the Company capitalized $1.2 million of interest expenses pertaining to the 2023 and 2024 Term Notes that were directly attributable to the development of certain AUC assets

Restricted Cash

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

As of December 31, 2025 and December 31, 2024, Restricted cash totaled $5.3 million and $4.6 million, respectively.

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

As of December 31, 2025 and December 31, 2024, Secured notes reserve funds totaled $12.2 million and $11.7 million, respectively.

9. Income Taxes:

Income (loss) Before Taxes by Jurisdiction

Income (loss) before taxes by tax jurisdiction for the years ended  December 31, 2025,  December 31, 2024 and  December 31, 2023, consisted of the following (Dollar amounts in thousands of U.S. dollars):

	Year ended December 31,
	2025	2024	2023
United States	$(97,552)	$(119,526)	$(121,527)
Canada	27,555	16,511	17,567
Other	2,687	1,141	890
	$(67,310)	(101,874)	(103,070)

Income Tax Expense (Recovery) by Jurisdiction

Income tax expense (recovery) by tax jurisdiction for the years ended  December 31, 2025,  December 31, 2024 and  December 31, 2023, consisted of the following (Dollar amounts in thousands of U.S. dollars):

	Year ended December 31,
	2025	2024	2023
Current income tax expense (recovery):
Federal	$952	$649	$829
State	224	485	336
Canada	6,528	5,196	4,377
Other	1,094	802	625
	8,798	7,132	6,167

Deferred income tax expense (recovery):
Federal	(8)	1,443	(8,368)
State	21	168	(4,006)
Canada	147	(323)	(172)
Other	(449)	(434)	(494)
	(289)	854	(13,040)
Income tax expense (recovery)	$8,509	$7,986	$(6,873)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes for the years ended  December 31, 2025,  December 31, 2024 and  December 31, 2023, as a result of the following (Dollar amounts in thousands of U.S. dollars):

	Year ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent

Income (loss) for the year before income taxes	$(67,310)		$(101,874)		$(103,070)
U.S. federal statutory tax rate	(14,135)	21.0%	(21,394)	21.0%	(21,644)	21.0%

State and local income taxes, net of federal income tax effect(1)	287	(0.4%)	251	(0.2%)	(837)	0.8%
Foreign tax effects	-	0.0%	-	0.0%	-	0.0%
Canada	6,580	(9.8%)	5,678	(5.6%)	5,033	(4.9%)
Other foreign jurisdiction	557	(0.8%)	257	(0.3%)	99	(0.1%)
Effect of changes in tax laws or rates enacted in the current period	-	0.0%	-	0.0%	-	0.0%
Effect of cross-border tax laws	(1,752)	2.6%	(1,301)	1.3%	(1,558)	1.5%
Tax credits	-	0.0%	-	0.0%	-	0.0%
Changes in valuation allowances	13,924	(20.7%)	19,558	(19.2%)	8,632	(8.4%)
Nontaxable or nondeductible items	-	0.0%	-	0.0%	-	0.0%
Changes in unrecognized tax benefits	573	(0.9%)	-	0.0%	-	0.0%
Other adjustments	2,475	(3.7%)	4,937	(4.8%)	3,402	(3.3%)
Effective tax rate	$8,509	(12.7%)	$7,986	(7.8%)	$(6,873)	7.0%

(1) In 2025, state and local taxes in North Carolina made up the majority of the tax effect in this category.

Our effective tax rate is impacted by an increase in valuation allowances on net operating losses and interest expense limitations that we are not expected to realize in future years, and the tax owing on foreign earnings.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2025, and  December 31, 2024 are presented below (Dollar amounts in thousands of U.S. dollars):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating losses	$74,093	$71,429
Foreign tax credits	12,534	12,534
Share based compensation	7,035	6,093
Contract liabilities	5,129	5,086
Interest expense limitation	16,022	10,723
Limited life intangible assets	3,226	629
Fixed assets	-	-
Accruals, including foreign exchange and other	1,568	1,442
Total deferred tax assets	119,607	107,936
Valuation allowance	(68,144)	(51,653)
Total deferred tax assets, net	$51,463	$56,283
Deferred tax liabilities:
Investment in partnership	$(28,853)	$(33,436)
Prepaid registry fees and expenses	(19,115)	(20,640)
Indefinite life intangible assets	(2,962)	(2,965)
Fixed assets	(3,495)	(2,205)
Limited life intangible assets	-	-
Foreign branch deferred tax liabilities	-	-
Total deferred tax liabilities	$(54,425)	$(59,246)

Net deferred tax liabilities	$(2,962)	$(2,963)

In assessing the need for a valuation allowance, historical and future levels of income, expectations, and risks associated with estimates of future taxable income and tax planning strategies are considered. In 2025, we believe that it is more likely than not that the tax benefit from deferred tax assets will not be realized. As of December 31, 2025, a valuation allowance of $68.1 million is recorded against net deferred tax assets. The increase in the valuation allowance was primarily attributable to an increase in deferred tax assets resulting from net operating losses and interest expense limitations.

As of December 31, 2025, the Company had net federal and state operating loss carryforwards of approximately $306.7 million and interest expense carryforwards of $66.1 million. The majority of the net operating loss and interest expense carryforwards can be carried forward indefinitely.

As of December 31, 2025, the Company had foreign tax credit carryforwards of $12.5 million. Foreign tax credits will start to expire beginning in the year ending December 31, 2027 if not otherwise utilized.

The Company had $0.1 million total gross unrecognized tax benefits as of December 31, 2025 and nil total gross unrecognized tax benefits as of December 31, 2024.

The Company recognizes interest and penalties related to income tax matters within the provision for income taxes. As of December 31, 2025, the Company recorded $0.8 million of interest in income taxes, primarily due to Internal Revenue Code Sec. 453A interest on deferred tax liability for U.S. tax purposes. No other material interest and penalties were recognized as of December 31, 2025.

Income Taxes Paid by Jurisdiction

	Year ended December 31,
	2025	2024	2023
United States	$739	$735	$580
State	170	(234)	(903)
Canada	4,004	6,158	4,797
Denmark	518	679	(86)
Germany	93	315	541
Other foreign	127	-	-
	$5,651	7,653	4,929

10. Revenue:

Significant accounting policy

The Company’s revenues are derived from (a) the provisioning of retail fiber Internet services and the design and construction of Fiber Optic Networks for specific customer contracts through Ting, (b) Communication Service Providers ("CSP") solutions and professional services through Wavelo; and from (c) domain name registration contracts, other domain related value-added services, domain sale contracts, other advertising revenue, and registry services through Tucows Domains Services. Certain revenues are disclosed under Corporate and all other as they are considered non-core business activities including retail mobile services, Transition Services Agreement ("TSA") revenue and eliminations of intercompany revenue. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as contract liabilities. All products are generally sold without the right of return or refund.

Revenue is measured based on the consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

Nature of goods and services

The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments See "Note 20. Segment Reporting".

(a)	Ting

The Company generates Ting revenues primarily through the provisioning of fixed high-speed Internet access, Ting Internet, and the design and construction of fiber optic network assets for a specific customer.

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

Our construction services relates to revenue earned from the design, construction and installation of a fiber optic network for a specific customer contract. Control of the network infrastructure transfers to the customer as it is constructed.

Revenue from network construction is recognized over time, as Ting’s performance creates or enhances an asset that the customer controls as it is being constructed. Progress toward completion is measured using an output method, based primarily on network build milestones such as served addresses completed and accepted by the customer. Amounts billed in advance of revenue recognition are recorded as contract liabilities, while amounts recognized in excess of billings are recorded as contract assets.

The Company has determined that it acts as principal in providing construction services, as it is primarily responsible for fulfilling the contract, controls construction inputs, and bears the risk associated with design, materials procurement, and subcontracted construction activities. Accordingly, construction revenue is recognized on a gross basis.

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

Domain registration contracts, which can be purchased for terms of one to ten years, provide our resellers and retail registrant customers with the exclusive right to a personalized internet address from which to build an online presence. The Company enters into domain registration contracts in connection with each new, renewed and transferred-in domain registration. At the inception of the contract, the Company charges and collects the registration fee for the entire registration period. Although fees are collected upfront, revenue from domain registrations is recognized ratably over the registration period as the Company provides the customer with a domain registration service, which represents a distinct performance obligation satisfied over time. The registration period begins once the Company has confirmed that the requested domain name has been appropriately recorded in the registry under contractual performance standards.

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

Tucows Registry Services (“TRS”) provides registry platform and related technical services to operators of generic top-level domains (“gTLDs”), branded top-level domains, and country code top-level domains. These services include processing domain name transactions and maintaining the related infrastructure and support systems required to operate the registry. Revenue is primarily transaction-based and is calculated as a fixed fee per financial transaction processed during the month. Because customers simultaneously receive and consume the benefits of the registry services as they are provided, revenue is recognized in the period in which the transactions occur. Service level credits are treated as variable consideration and are recorded as a reduction of revenue in the period in which they are incurred.

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	2025	2024	2023

Ting:
Fiber Internet Services	$66,178	$59,732	$50,937
Construction services	2,044	-	-
Total Ting	68,222	59,732	50,937

Wavelo:
Platform Services	47,623	39,824	37,082
Other professional services	-	37	1,588
Total Wavelo	47,623	39,861	38,670

Tucows Domains:
Wholesale
Domain Services	204,150	197,113	189,013
Value-Added Services	24,047	19,882	17,712
Total Wholesale	228,197	216,995	206,725

Retail	38,902	37,644	35,372
Total Tucows Domains	267,099	254,639	242,097

Corporate and all other*:
Mobile Services and eliminations	7,356	8,043	7,633

	$390,300	$362,275	$339,337

 *Corporate and all other includes revenues from Ting Mobile, corporate overhead functions, and other activities that do not meet the criteria for separate reportable segment disclosure under ASC 280. Ting Mobile is not managed as a separate reportable segment and is included within Corporate and all other for purposes of segment reporting. Intersegment revenues and expenses are eliminated in consolidation.

As of December 31, 2025, one customer represented 44% of total accounts receivable. As of December 31, 2024 one customer represented 56% of total accounts receivable.

During the years ended December 31, 2025,  December 31, 2024 and   December 31, 2023, one customer within the Wavelo segment accounted for 11.7%, 10.7% and 10.7% of revenue, amounting to $45.5 million, $38.8 million and $36.2 million, respectively.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	2025	2024	2023

Ting:
Fiber Internet Services	$27,306	$18,754	$20,151
Construction services	1,016	-	-
Total Ting	28,322	18,754	20,151

Wavelo:
Platform Services	1,111	1,248	1,337
Other professional services	-	25	1,289
Total Wavelo	1,111	1,273	2,626

Tucows Domains:
Wholesale
Domain Services	163,951	158,383	150,664
Value-Added Services	1,828	2,075	2,249
Total Wholesale	165,779	160,458	152,913

Retail	17,205	16,625	16,501
Total Tucows Domains	182,984	177,083	169,414

Corporate and all other*:
Mobile Services and eliminations	18,176	12,637	10,065

Network Expenses:
Network, other costs	23,032	28,164	33,044
Network, depreciation and amortization costs	42,721	41,335	37,370
Total Network Expenses	65,753	69,499	70,414

	$296,346	$279,246	$272,670

 *Corporate and all other includes cost of revenues from Ting Mobile, corporate overhead functions, and other activities that do not meet the criteria for separate reportable segment disclosure under ASC 280. Ting Mobile is not managed as a separate reportable segment and is included within Corporate and all other for purposes of segment reporting. Intersegment revenues and expenses are eliminated in consolidation.

Contract Balances

The following table provides information about contract liabilities from contracts with customers. The Company accounts for contract assets and liabilities on a contract-by-contract basis, with each contract presented as either a net contract asset or a net contract liability accordingly.

Some of the Company’s long-term contracts with customers are billed in advance of service, such as domain contracts, construction services and some professional service contracts. Consideration received from customers related to performance obligations which have not yet been satisfied are recorded as contract liabilities.

Contract liabilities primarily relate to the portion of the transaction price received in advance related to the unexpired term of domain name registrations and other domain related value-added services, on both a wholesale and retail basis, net of external commissions.

Significant changes in contract liabilities for the years ended December 31, 2025 and December 31, 2024 were as follows (Dollar amounts in thousands of U.S. dollars):

	Year ended December 31, 2025	Year ended December 31, 2024

Balance, beginning of period	$156,804	$148,083
Contract liabilities	275,540	241,863
Recognized revenue	(279,409)	(233,142)
Balance, end of period	$152,935	$156,804

Remaining Performance Obligations:

As the Company fulfills its performance obligations, the following table includes revenues expected to be recognized in the future related performance obligations that are unsatisfied (or partially unsatisfied) as of  December 31, 2025 (Dollar amounts in thousands of U.S. dollars)

December 31, 2025

2026	$128,491
2027	10,485
2028	4,523
2029	2,534
2030	1,539
Thereafter	2,273
Total	$149,845

For retail mobile and internet access services, where the performance obligation is part of contracts that have an original expected duration of one year or less (typically one month), the Company has elected to apply a practical expedient to not disclose revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied).

Although domain registration contracts are deferred over the lives of the individual contracts, which can range from one to ten years, approximately 86 percent of our contract liabilities balance related to domain contracts is expected to be recognized within the next twelve months.

Professional services revenue related to platform services agreements is deferred and recognized as hours are incurred over the contract term. Any revenue for unused professional service hours is recognized as revenue at the end of the contract period.

11. Costs to obtain and fulfill a contract:

(a)	Deferred costs of acquisition

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the period of benefit of those costs to be longer than one year and those costs are expected to be recoverable under the term of the contract. We have identified certain sales incentive programs and other customer acquisition fees that meet the requirements to be capitalized, and therefore, capitalized them as contract costs in the amount of $2.3 million at December 31, 2025.

Capitalized contract acquisition costs are amortized into operating expense typically over three years, based on the transfer of goods or services to which the assets relate. The breakdown of the movement in the deferred costs of acquisition balance for the year ended  December 31, 2025 and December 31, 2024 is as follows (Dollar amounts in thousands of U.S. dollars):

	Year ended December 31, 2025	Year ended December 31, 2024

Balance, beginning of period	$2,333	$2,581
Capitalization of costs	1,777	1,451
Amortization of costs	(1,858)	(1,699)
Balance, end of period	$2,252	$2,333

When the amortization period for costs incurred to obtain a contract with a customer is less than one year, we have elected to apply a practical expedient to expense the costs as incurred.  These costs include our internal sales compensation program, certain partner sales incentive programs and other customer acquisition fees.

(b)	Deferred costs of fulfillment

Deferred costs to fulfill contracts primarily consist of domain registration costs which have been paid to a domain registry, and are capitalized as deferred costs of fulfillment. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. The Company also defers certain technology design and data migration costs it incurs to fulfil its performance obligations contained in our platform services arrangements. There were no impairment losses recognized in relation to the costs capitalized during the year ended December 31, 2025. Amortization expense is primarily included in cost of revenue. The breakdown of the movement in the deferred costs of fulfillment balance for the year ended  December 31, 2025 and December 31, 2024 is as follows (Dollar amounts in thousands of U.S. dollars):

	Year ended December 31, 2025	Year ended December 31, 2024

Balance, beginning of period	$116,975	$111,068
Deferral of costs	188,420	185,174
Recognized costs	(192,361)	(179,267)
Balance, end of period	$113,034	$116,975

12. Leases:

We lease datacenters, corporate offices, antenna towers and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Operating lease expense (leases with a total term greater than 12 months)	$10,553	$7,134
Short-term lease expense (leases with a total term of 12 months or less)	47	34
Variable lease expense	1,840	2,343
Total lease expense	$12,440	$9,511

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

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	Year Ended	Year Ended
Supplemental cashflow information:	December 31, 2025	December 31, 2024
Operating lease - operating cash flows (fixed payments)	$9,395	$7,623
Operating lease - operating cash flows (liability reduction)	$5,916	$5,940
New right of use assets - operating leases	$39,059	$14,206

Supplemental balance sheet information related to leases:	December 31, 2025	December 31, 2024
Weighted average discount rate	8.79%	8.09%
Weighted average remaining lease term	15.32 yrs	14.60 yrs

Maturity of lease liability as of  December 31, 2025 (Dollar amounts in thousands of U.S. dollars):

December 31, 2025
2026	$10,902
2027	10,118
2028	9,673
2029	10,307
2030	5,434
Thereafter	73,459
Total future lease payments	119,893
Less: interest	56,299
Total	$63,594

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

During the second quarter of Fiscal 2025, the Company identified an immaterial error in the application of lease accounting for a long-term fiber network access agreement. Upon reassessment, the Company determined that only the initial three-year exclusive-use period under the agreement met the definition of a lease under ASC 842. The remaining term represents a service arrangement and should not have been included in the ROU asset or operating lease liability calculation. As a result, the Company recorded a cumulative adjustment in the second quarter of Fiscal 2025 to reduce previously recognized ROU assets and operating lease liabilities, and to recognize a catch-up lease expense totaling $3.0 million with a corresponding reduction in the ROU asset. The adjustment was recorded in the current period as the error was not material to previously issued financial statements.

As of December 31, 2025, we have not entered into any lease agreements that have not yet commenced, and therefore are not included in the lease liability.

Impairment of ROU asset

During the year ended December 31, 2025, the Company recognized an impairment loss of $0.7 million related to two warehouse-related ROU assets. The impairment was triggered by management’s decision to cease use of the two warehouses and to implement a plan of abandonment for those locations.

In accordance with ASC 842 and the impairment guidance in ASC 360, the Company performed a recoverability assessment and determined that the carrying amounts of the ROU assets were not recoverable. The ROU assets were written down to their estimated fair value. In accordance with ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The impairment loss is recorded within “Impairment of property and equipment” in the Consolidated Statement of Operations and Comprehensive Income (Loss) and the related lease liabilities remain on the balance sheet and continue to be measured using the effective interest method.

13. Redeemable preferred units:

On August 8, 2022 (the “Effective Date”), Ting Fiber, LLC (“Ting”) entered into a Series A Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with Generate, and closed the transaction on August 11, 2022 (the “Transaction Close”). Ting issued and sold 10,000,000 Series A Preferred Units to Generate at $6.00 per unit, resulting in gross proceeds of $60.0 million. The investment provided an additional $140 million of capital commitments available to Ting over the subsequent three-year period, if certain  milestones were achieved.

On December 5, 2022, Ting issued and sold an additional 4,583,333 Series A Preferred Units for gross proceeds of $27.5 million. During the year ended December 31, 2023, Ting issued an aggregate of 5,833,333 additional Series A Preferred Units for gross proceeds of $35.0 million.

On May 4, 2023, Ting redeemed 5,173,067 Series A Preferred Units for $45.7 million, including a make-whole premium of $14.7 million. The redemption was accounted for as a debt extinguishment, and the associated loss was recognized in other income (expense).

As of December 31, 2025, the redeemable preferred units have an aggregate liquidation preference of  $91.5 million, plus a make-whole premium should redemption occur before the fourth anniversary of the Transaction Close and are senior to the Ting Fiber, LLC common units with respect to sale, dissolution, liquidation or winding up of the Company.

Ting had the option to issue additional Series A Preferred Units through August 8, 2025, subject to milestone achievement. Until this date, Ting was required to pay a standby fee of 0.50% per annum on the undrawn commitment, payable quarterly.

The Series A Preferred Units accrue a preferred return at 15% per annum, subject to adjustment between 13% and 17% based on certain project approval and contribution conditions. The preferred return accrues daily and compounds quarterly. The preferred return accrued during the first two years is not payable unless and until the Series A Preferred Units are redeemed. The preferred return accrued after the second anniversary of the Transaction Close is payable by the Company quarterly.

Ting incurred $0.8 million of legal fees related to the redeemable preferred unit issuance, which have been reflected as a reduction to the carrying amount of the redeemable preferred unit balance and will be amortized to interest expense, net in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) over the expected six-year term of the instrument.

The liability was initially recorded at fair value and subsequently recorded at the present value of the settlement amount, which includes the preferred return payments required until the instrument's expected maturity on the sixth anniversary of the Transaction Close, August 10, 2028 using the implicit rate of return of the instrument, 15%. Ting recorded an interest expense of $19.3 million, of which $14.7 million was accreted, for the year ended December 31, 2025. Ting recorded an interest expense of $18.3 million, of which $10.7 million was accreted, for the year ended December 31, 2024. Interest expense related to amortization of issuance costs was $0.1 million in each of those years.

Commencing in the second quarter of 2025, Ting has not paid the quarterly preferred return. The unpaid amount as of December 31, 2025 is $14.7 million and has been added to the redeemable preferred units balance in the Consolidated Balance Sheets. The impact of this failure to pay is outlined below under Return Breach and Trigger Event.

The following table summarizes the Company’s borrowings under the preferred unit agreement (Dollar amounts in thousands of U.S. dollars):

	December 31, 2025	December 31, 2024

Opening Balance	$122,556	$111,899
Add: Accretion of redeemable preferred units(1)	14,696	10,657
Redeemable preferred units balance	137,252	122,556
Less: Deferred preferred financing costs	(289)	(400)
Total Redeemable preferred units	$136,963	$122,156

(1) The Company capitalizes interest expenses directly attributable to the development of qualifying assets. Qualifying assets include internal use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the years ended December 31, 2025, and December 31, 2024 the Company capitalized $0.2 million and $1.3 million of interest expenses pertaining to the redeemable preferred units directly attributable to the development of certain AUC assets, respectively.

Return Breach and Trigger Event

On December 1, 2025, Ting received written notice from Generate asserting that a Return Breach had occurred due to Ting’s failure to pay the quarterly preferred return for the second and third quarter of 2025 and to cure such nonpayment within 60 days. Generate further asserted that such Return Breach constituted a Trigger Event under the Ting Fiber LLC Amended and Restated Limited Liability Company Agreement, dated as of August 11, 2022 (the "LLC Agreement") and reserved its rights to pursue available remedies under the LLC Agreement and applicable law. Such remedies include the right to elect conversion of the Series A Preferred Units into common units of Ting or a call right to purchase certain fiber network assets of Ting at the lower of the fair market value of such assets, and the aggregate invested capital in such assets plus 10%. Generate has not exercised either of these rights as of December 31, 2025.

Additionally, as a result of the Return Breach and related Trigger Event asserted by Generate on December 1, 2025, Generate has the ability, at its option, to make a request for redemption of all Series A Preferred Units, requiring Ting redeem all outstanding Series A Preferred Units within 30 days of such request (a "Redemption Request"). The redemption price under such a request includes the original issue price, any unsatisfied preferred return, as well as a make-whole premium. As Ting would be required to settle the obligation within 30 days of a Redemption Request being submitted, the redeemable preferred units were reclassified from long-term to current liabilities in the Consolidated Balance Sheet as of December 31, 2025. If Ting did receive a Redemption Request from Generate, Ting would be required to pay Generate an estimated $204.9 million, representing the redemption price. As of December 31, 2025, Generate had not submitted a redemption request, and payment of the Redemption Price was due.

The rights asserted by Generate in connection with the Return Breach relate to Ting and its subsidiaries, and such rights under the LLC Agreement do not extend to, or otherwise impose any liability upon, Tucows Inc. or its other subsidiaries. Under the LLC Agreement, the remedies available to Generate following a Return Breach are limited to the equity interests and assets of Ting and its subsidiaries, and are subordinate to the rights of the secured noteholders under Ting's asset-backed securitization facilities. Accordingly, the occurrence of the Return Breach and any exercise of rights by Generate do not affect Ting's securitized debt structure and have no impact on the ABS facilities or the collateral securing them. Further, there is no impact of the Return Breach or Trigger Event on the Company's 2023 Credit Facility described in "Note 7. Syndicated Revolver."

14. Common Shares:

The Company’s authorized common share capital is 250 million shares of common stock without nominal or par value. On December 31, 2025, there were 11,111,453 shares of common stock outstanding ( December 31, 2024: 11,014,655).

Repurchase of common shares:

(a) Normal Course Issuer Bids:

2026 Stock Buyback Program

On February 12, 2026, the Company announced that its Board of Directors (“Board”) had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 13, 2026 and is expected to terminate on or before February 12, 2027.

2025 Stock Buyback Program

On February 13 2025, the Company announced that its Board had approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on  February 14, 2025 and terminated on February 12, 2026. The Company did not repurchase shares under this program.

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

The Company did not repurchase any shares of common stock during the years ended December 31, 2025, 2024, or 2023. In addition, no common stock was received in connection with share-based compensation during any of these periods.

15. Stock Option Plans:

2006 Tucows Equity Compensation Plan

On November 22, 2006, the shareholders of the Company approved the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), which was amended and restated effective July 29, 2010 and which serves as a successor to the 1996 Plan. The 2006 Plan has been established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which had initially been set aside for issuance under the 2006 Plan is 1.25 million shares. On October 8, 2010, the 2006 Plan was amended to increase the number of shares set aside for issuance by an additional 0.475 million shares to 1.725 million shares. In September 2015, the 2006 Plan was amended to increase the number of shares set aside for issuance by an additional 0.75 million shares to 2.475 million shares. In November 2020, the 2006 Plan was amended to increase the number of shares set aside for issuance by an additional 1.53 million shares to 4.0 million shares. Generally, options issued under the 2006 Plan vest over a four-year period and have a term not exceeding seven years, except for automatic formula grants of nonqualified stock options, which vest after one year and have a five-year term. Prior to the September 2015 amendment to the 2006 Plan, automatic formula grants of nonqualified stock options vested immediately upon grant.

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

The fair value of Company Options granted during the years ended December 31, 2025,  December 31, 2024 and  December 31, 2023 was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2025	2024	2023

Volatility	56.2%	48.4%	42.6%
Risk-free interest rate	3.9%	4.2%	4.2%
Expected life (in years)	4.75	4.45	4.46
Dividend yield	0.0%	0.0%	0.0%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$9.14	9.61	$10.34

Details of Company Option transactions are as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	1,122,700	$45.86	1,132,632	54.61	1,036,748	59.97
Granted	149,814	19.29	323,358	21.02	172,305	25.04
Exercised	-	-	-	-	-	-
Forfeited	(51,033)	29.32	(135,098)	27.76	(41,126)	58.89
Expired	(260,105)	56.76	(198,192)	56.86	(35,295)	68.58
Outstanding, end of period	961,376	39.65	1,122,700	45.86	1,132,632	54.61
Options exercisable, end of period	564,616	$51.47	602,505	58.58	731,945	61.05

As of December 31, 2025, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were for Company Options were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$16.47 - $19.93	146,937	$18.96	6.2	$508	23,875	$19.27	4.6	$75
$20.25 - $28.37	374,111	22.71	5.3	302	131,706	23.34	5.1	96
$30.70 - $30.74	5,000	30.74	3.9	-	3,750	30.74	3.9	-
$40.04 - $48.00	127,914	42.00	3.5	-	98,371	42.02	3.5	-
$51.82 - $59.98	13,350	55.53	1.0	-	13,350	55.53	1.0	-
$60.01 - $68.41	143,891	60.93	1.0	-	143,891	60.93	1.0	-
$70.13 - $79.51	141,173	78.46	2.1	-	140,673	78.48	2.1	-
$80.61 - $82.07	9,000	80.61	2.8	-	9,000	80.61	2.8	-
	961,376	$39.65	4.0	$810	564,616	$51.47	2.8	$171

Total unrecognized compensation cost relating to unvested Company Options at December 31, 2025 , prior to the consideration of expected forfeitures, is approximately $3.0 million and is expected to be recognized over a weighted average period of 2.6 years.

There were no exercises of Company Options during the years ended  December 31, 2025,  December 31, 2024 and December 31, 2023.

The Company recorded stock-based compensation for Company options amounting to $4.1 million, $5.2 million and $6.0 million for the years ended December 31, 2025, 2024 and 2023 respectively. Stock-based compensation for the Company stock has been included in operating expenses as follows (Dollar amounts in thousands of U.S. dollars):

	Year Ended December 31,
	2025	2024	2023
Network, other costs	$223	$395	$399
Sales and marketing	749	962	1,423
Technical operations and development	455	601	634
General and administrative	2,640	3,235	3,577
	$4,067	$5,193	$6,033

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

The fair value of stock options granted during the year ended  December 31, 2025 was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2025	2024	2023

Volatility	40.3%	42.7%	40.6%
Risk-free interest rate	4.3%	4.6%	4.3%
Expected life (in years)	4.11	4.38	4.17
Dividend yield	0.0%	0.0%	0.0%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$0.50	$0.52	$0.49

Details of Wavelo's stock option transactions are as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	15,887,997	$1.28	16,333,233	$1.28	15,975,528	$1.27
Granted	783,250	1.80	1,415,000	1.75	865,000	1.37
Exercised	(24,420)	1.27	(33,750)	1.27	-	-
Forfeited	(319,299)	1.57	(1,430,832)	1.28	(451,708)	1.27
Expired	(1,021,814)	1.29	(395,654)	1.27	(55,587)	1.27
Outstanding, end of period	15,305,714	1.34	15,887,997	1.28	16,333,233	1.28
Options exercisable, end of period	13,442,199	$1.29	11,009,285	$1.27	7,752,114	$1.27

During the year ended December 31, 2025 and December 31, 2024, the total intrinsic value of the Wavelo stock options exercised was $0.1 million, and the cash received from the exercise of those stock options was $0.1 million, respectively.

As of December 31, 2025, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were for Wavelo stock options were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $1.81	15,305,714	$1.34	3.8	$7,200	13,442,199	$1.29	3.8	$7,037
	15,305,714	$1.34	3.8	$7,200	13,442,199	$1.29	3.8	$7,037

Total unrecognized compensation cost relating to unvested Wavelo stock options at December 31, 2025, prior to the consideration of expected forfeitures, is approximately $2.2 million and is expected to be recognized over a weighted average period of 2.9 years.

The Company recorded stock-based compensation for Wavelo options amounting to $1.6 million, $1.6 million and $1.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Stock-based compensation for the Wavelo stock has been included in operating expenses as follows (Dollar amounts in thousands of U.S. dollars):

	Year Ended December 31,
	2025	2024	2023
Network, other costs	$114	$104	$131
Sales and marketing	307	950	931
Technical operations and development	312	261	259
General and administrative	838	325	434
	$1,571	$1,640	$1,755

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

The fair value of stock options granted during the year ended  December 31, 2025 was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2025	2024	2023

Volatility	35.8%	36.3%	35.8%
Risk-free interest rate	3.8%	3.8%	3.8%
Expected life (in years)	4.29	4.36	4.18
Dividend yield	0.0%	0.0%	0.0%
The weighted average grant date fair value for options issued, with the exercise price equal to market value on the date of grant	$0.13	$0.13	$0.11

Details of Ting's stock option transactions are as follows:

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	5,959,660	$6.00	7,504,269	$6.00	-	$-
Granted	-	-	123,000	6.00	8,044,000	6.00
Exercised	-	-	-	-	-	-
Forfeited	(104,081)	6.00	(1,382,845)	6.00	(438,381)	6.00
Expired	(1,209,567)	6.00	(284,764)	6.00	(101,350)	6.00
Outstanding, end of period	4,646,012	6.00	5,959,660	6.00	7,504,269	6.00
Options exercisable, end of period	4,431,538	$6.00	4,462,430	$6.00	3,156,281	6.00

As of December 31, 2025, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were for Ting stock options were as follows:

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $6.00	4,646,012	$6.00	4.3	$-	4,431,538	$6.00	4.3	$-
	4,646,012	$6.00	4.3	$-	4,431,538	$6.00	4.3	$-

Total unrecognized compensation cost relating to unvested stock options at December 31, 2025, prior to the consideration of expected forfeitures, is approximately $0.4 million and is expected to be recognized over a weighted average period of 1.2 years.

The Company recorded stock-based compensation for Ting options amounting to $1.5 million, $0.2 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023 respectively. Stock-based compensation for the Ting stock has been included in operating expenses as follows (Dollar amounts in thousands of U.S. dollars):

	Year Ended December 31,
	2025	2024	2023
Network, other costs	$14	$34	$45
Sales and marketing	1,402	71	139
Technical operations and development	-	-	6
General and administrative	85	83	156
	$1,501	$188	$346

The Company recorded stock-based compensation expense of $7.1 million for year ended December 31, 2025 and $7.0 million and $8.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. The Company details of the stock-based compensation expense are as follows:

	Year Ended December 31,
	2025	2024	2023
Company options	$4,108	$5,288	$6,060
Wavelo options	1,749	1,858	2,065
Ting options	1,501	188	346
Capitalized stock-based compensation	(219)	(313)	(337)
Total Stock Based-Compensation expense	$7,139	$7,021	$8,134

The Company capitalizes stock-based compensation costs directly attributable to the development of qualifying assets. Qualifying assets include internal use software (IUS), assets under construction (AUC), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the year ended December 31, 2025 and December 31, 2024, the Company capitalized $0.2 million and $0.3 million of stock-based compensation respectively, directly attributable to the development of certain IUS assets.

During the fourth quarter of Fiscal 2025, the Company identified an immaterial error in stock-based compensation expense related to the omission from the financial statements of a stock-based compensation arrangement. The Company determined that this stock-based compensation agreement should have been accounted for under ASC 718 as a liability measured as of each reporting period at fair value, with a corresponding stock-based compensation expense recorded in the Consolidated Statements of Comprehensive Loss over the service period to June 2027. As a result, the Company recorded a cumulative adjustment in the fourth quarter of Fiscal 2025 to recognize a catch-up expense totaling $1.4 million, with a corresponding long-term liability on the balance sheet. The adjustment was recorded in the current period as the error was not material to previously issued financial statements.

16. Foreign Exchange:

A foreign exchange loss amounting to $0.1 million has been recorded in general and administrative expenses during the year ended December 31, 2025, 2024 and 2023, respectively.

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

The Company earned the amounts noted in the table below during the years ended December 31, 2025, December 31, 2024 and December 31, 2023 (Dollar amounts in thousands of U.S. dollars.)

	Year Ended December 31,
	2025	2024	2023
Income earned on sale of transferred assets	$11,644	$13,978	$17,033
Equity in earnings (loss) of unconsolidated businesses	(197)	258	-
Other income	-	178	-
Total other income	$11,447	$14,414	$17,033

The following table provides additional information relating to Interest expense, net (Dollar amounts in thousands of U.S. dollars):

	Year Ended December 31,
	2025	2024	2023
Interest expense	$(57,181)	$(54,433)	$(46,256)
Interest income	1,907	3,158	4,485
Interest expense, net	$(55,274)	$(51,275)	$(41,771)

18. Earnings Per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted loss per common share computation (Dollar amounts in thousands of U.S. dollars, except for share data):

	Year ended December 31,
	2025	2024	2023

Numerator for basic and diluted loss per common share:
Net loss for the period	$(75,819)	$(109,860)	$(96,197)

Denominator for basic and diluted loss per common share:
Basic weighted average number of common shares outstanding	11,065,708	10,967,581	10,864,086
Effect of outstanding stock options	-	-	-
Diluted weighted average number of shares outstanding	11,065,708	10,967,581	10,864,086

Basic and diluted loss per common share	$(6.85)	$(10.02)	$(8.85)

For the year ended  December 31, 2025,   December 31, 2024  and December 31, 2023 the Company recorded a net loss, thus all outstanding options were considered anti-dilutive and excluded from the computation of diluted income per common share.

19. Commitments and Contingencies:

(a)       The Company has several non-cancelable purchase obligations primarily for service contracts for mobile telephone services and equipment that expire over the next ten years. Future minimum payments under these agreements are as follows (Dollar amounts in thousands of U.S. dollars):

Contractual Obligations for the year ending December 31,	Capital Purchase Obligations	Purchase Obligations (1)(2)	Total Obligations

2026	$3,535	$3,176	$6,711
2027	-	1,121	1,121
2028	-	752	752
2029	-	635	635
2030	-	433	433
Thereafter	-	1,005	1,005
	3,535	$7,121	$10,656

(1) Purchase obligations include all other legally binding service contracts for mobile telephone services and other operational agreements to be delivered during Fiscal 2026 and subsequent years.

(2) Purchase obligations include minimum revenue commitments of $0.9 million with the Company's Mobile Network Operator partner for 2026.

(b)        On February 9, 2015 Ting, entered into a lease and network operation agreement with the City of Westminster, Maryland (the “City”) relating to the deployment of a new fiber network throughout the Westminster area (“WFN”).

Under the agreement, the City will finance, construct, and maintain the WFN which will be leased to Ting for a period of ten years. The network will be constructed in phases, the scope and timing of which shall be determined by the City, in cooperation with Ting.

Under the terms of the agreement, Ting may be required to advance funds to the City in the event of a quarterly shortfall between the City’s revenue from leasing the network to Ting and the City’s debt service requirements relating to financing of the network. Ting could be responsible for shortfalls between $50,000 and $150,000 per quarter. In Fiscal 2016, the City has entered into financing for the construction of the WFN which allows the City to draw up to $21.0 million from their lenders over the next five years with interest only payments during that period with a loan maturity of 30 years. As of December 31, 2025, the City has drawn $16.2 million and the City’s revenues from Ting exceed the City’s debt service requirements. The Company does not believe it will be responsible for any shortfall in Fiscal 2026.

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

Ting is responsible for paying a fee per subscriber to SiFi. Through a “take or pay” arrangement, Ting has agreed to certain minimum charges based on minimum subscriber rates. These minimum fees are variable based on the percentage completion of the fiber optic network, and thus have not been considered an unconditional purchase obligation for the purposes of the table in Note 19 (a). Ting is currently disputing certain charges from SiFi and has ceased accruing for these amounts which amount to $2.0 million as of December 31, 2025, as it believes payment is unlikely. The commitment amounts disclosed in the schedule reflect only the charges that Ting continues to accrue. Given the ongoing dispute, these amounts may be subject to change.

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

Ting is responsible for paying a fee per subscriber to Netly, as well as an unlit door fee for each serviceable address not subscribed. Through a “take or pay” arrangement, Ting has agreed to certain minimum charges based on minimum subscriber rates. To the extent that construction of the fiber optic network is complete, our minimum commitments have been included in the contractual lease obligations in "Note 12. Leases". The Company has an ongoing billing dispute with Netly regarding the rates and methodology under which it can invoice our Ting Fiber division for our operations. The Company reflected its future commitment under this agreement consistent with the amounts it has historically accrued in accordance with ASC 450-20 and, in accordance with the definition of probable loss described therein, and paid. At this time the Company believes that the probability that this dispute will have a material adverse effect on the business, operating results or financial condition is remote.

(e)     On January 7, 2022, Ting Fiber, Inc., entered into a 25-year lease agreement with Colorado Springs Utilities (“CSU”), a municipally owned utility. The lease agreement named Ting Fiber the anchor tenant on a city-wide fiber network that is intended to pass a maximum of 275,000 homes in Colorado Springs, Colorado. CSU began construction in Q2 of 2023. The lease obligates Ting, and its ultimate parent Tucows, Inc., to pay a per month fee for addresses passed by the network (as they are passed and become serviceable for customers to connect to the network) and for certain fiber infrastructure, including co-location space. Based on the Company's current projection of approximately 150,000 homes to be passed, total lease costs over the twenty-five-year term are estimated at approximately $327.6 million, however the minimum fees are variable based on the percentage completion of the fiber optic network and these costs may be higher should the timing of delivery or amount of addresses passed be different from our estimate. Future committed fees associated with completed portions of the network have been included in the contractual lease obligations. Future fees associated with portions of the network that have yet to be constructed have not been considered an unconditional purchase obligation.

(f)      On May 11, 2022, Ting Fiber, LLC, entered into a "Rights-of-Way" agreement with the City of Alexandria, Virginia whereby the City granted Ting Fiber the obligation to install, place, construct, maintain, operate, upgrade, repair, and replace a Communications System to provide Broadband Services within the Public Rights-of-Way (a space in, upon, above, along, across, over and below the public and City-owned property that is used as a public rights-of-way) for a fee. Per the agreement, Ting Fiber is to pay the City throughout the 20-year term of the agreement, an amount equal to 3% of Ting Fiber's Broadband Revenues once the network is live, and subscribers are obtained, and this fee is to be paid on a quarterly basis. The agreement commenced once Ting Fiber launched its network in Alexandria in March 2023. Since these fees are currently variable in nature, they have not been considered an unconditional purchase obligation for the purposes of the table in Note 19(a).

(g)     On November 1, 2023, the Company, entered into a Network Access and Use Agreement with Blue Suede Networks, LLC, which granted Ting Fiber the right to use the fiber communications network to be constructed by Blue Suede Networks, LLC to provide high-speed broadband Internet Access services to end-user residential and small and medium sized business customers in the city of Memphis, Tennessee. The agreement grants the Company an exclusivity period of 5 years. The agreement requires the Company to pay the greater of a minimum revenue commitment based on minimum subscriber rates and a revenue share. Future fees associated with portions of the network have not been considered an unconditional purchase obligation.

(h)     In the normal course of its operations, the Company becomes involved in various legal claims and lawsuits. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of December 31, 2025 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial position.

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

3. Tucows Domains – This segment includes wholesale and retail domain name registration services, value-added services and portfolio services. The Company primarily earns revenues from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations; the sale of retail Internet domain name registration and email services to individuals and small businesses. Domain Services revenues are attributed to the country in which the contract originates, primarily Canada and the United States.

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

We calculate this as segment revenue together with recurring income earned on sale of transferred assets, less cost of revenue, network expenses and certain operating expenses attributable to each segment, such as sales and marketing, technical operations and development, general and administration expenses. Segment Adjusted EBITDA excludes unrealized gains (losses) on foreign exchange, stock-based compensation and transactions that are not indicative of ongoing performance, including acquisition and transition costs. Certain revenues and expenses are excluded from segment Adjusted EBITDA results as they are centrally managed and not monitored by or reported to our CEO by segment, including mobile retail services, eliminations of intercompany transactions, portions of Finance and Human Resources that are centrally managed, Legal and Corporate IT.

The Company believes that Adjusted EBITDA is an important indicator of the operational strength and performance of its segments, by identifying those items that are not directly a reflection of each segment’s performance or indicative of ongoing operational and profitability trends.

The Chief Operating Decision Maker ("CODM") uses Adjusted EBITDA to evaluate the overall recurring profitability of each operating segment after accounting for overhead costs. Adjusted EBITDA is evaluated by the CODM by comparing current period to historical and forecasted results and is used to inform strategic decisions over segment profitability, operational efficiency, pricing strategies, cost optimization, customer churn, competitor benchmarking and cash flow.

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in “Note 10. Revenue”), which is regularly reported to the chief operating decision maker, and the reconciliations thereof to our income before taxes, are set out in the following tables (Dollar amounts in thousands of U.S. dollars):

	Year Ended December 31, 2025
	Ting	Wavelo	Tucows Domain	Total Reportable Segments
Revenue from external customers	$68,222	$45,838	$267,099	$381,159
Intersegment revenue(1)	-	1,785	-	1,785
Total net revenues	68,222	47,623	267,099	382,944
Less:
Cost of revenue	24,486	1,111	182,984	208,581
Network, other cost(2)	9,009	9,416	7,134	25,559
Sales and marketing	21,064	10,197	15,147	46,408
Technical operations and development	1,937	7,721	7,787	17,445
General and administrative	19,652	4,219	5,973	29,844
Other segment items(3)	(1,678)	(2,526)	(601)	(4,805)
Segment Adjusted EBITDA	$(6,248)	$17,485	$48,675	$59,912

	Year Ended December 31, 2024
	Ting	Wavelo	Tucows Domain	Total Reportable Segments
Revenue from external customers	$59,732	$39,003	$254,639	$353,374
Intersegment revenue(1)	-	858	-	858
Total net revenues	59,732	39,861	254,639	354,232
Less:
Cost of revenue	11,162	1,273	177,083	189,518
Network, other cost(2)	16,918	9,710	6,974	33,602
Sales and marketing	35,502	7,585	13,776	56,863
Technical operations and development	3,230	6,826	7,106	17,162
General and administrative	16,550	3,395	5,686	25,631
Other segment items(3)	(1,113)	(2,734)	(376)	(4,223)
Segment Adjusted EBITDA	$(22,517)	$13,806	$44,390	$35,679

	Year Ended December 31, 2023
	Ting	Wavelo	Tucows Domain	Total Reportable Segments
Revenue from external customers	$50,937	$35,979	$242,097	$329,013
Intersegment revenue(1)	-	2,691	-	2,691
Total net revenues	50,937	38,670	242,097	331,704
Less:
Cost of revenue	12,727	2,626	169,414	184,767
Network, other cost(2)	17,872	9,649	6,123	33,644
Sales and marketing	44,823	7,012	13,586	65,421
Technical operations and development	3,792	8,124	6,371	18,287
General and administrative	16,567	3,080	4,576	24,223
Other segment items(3)	(693)	(2,394)	(596)	(3,683)
Segment Adjusted EBITDA	$(44,151)	$10,573	$42,623	$9,045

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

The following table reconciles Segment Adjusted EBITDA for the period to Net loss before tax for the years ended December 31, 2025, 2024 and 2023.

	Year ended December 31,
Reconciliation of Net loss to Segment Adjusted EBITDA	2025	2024	2023
(In Thousands of U.S. Dollars)
Segment Adjusted EBITDA	$59,912	$35,679	$9,045
Reconciling items:
Corporate and other(1)	(9,314)	(762)	6,406
Depreciation of property and equipment	(41,580)	(40,323)	(36,431)
Impairment of property and equipment	(11,533)	(19,167)	(4,822)
Loss (gain) on disposition of property and equipment	5,882
Amortization of intangible assets	(4,667)	(5,297)	(10,829)
Interest expense, net	(55,274)	(51,275)	(41,771)
Loss on debt extinguishment	-	-	(14,680)
Accretion of contingent liability	-	-	-
Stock-based compensation	(7,139)	(7,021)	(8,134)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	391	167	62
Acquisition and other costs(2)	(3,988)	(13,875)	(1,916)
Net loss before tax	$(67,310)	$(101,874)	$(103,070)

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

Revenue from sources outside of Canada and The United States of America comprises less than 10% of our total operating revenue.

(b)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of U.S. dollars):

	December 31, 2025	December 31, 2024

Canada	$797	$897
United States	281,158	330,148
Europe	-	4
	$281,955	$331,049

(c)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of U.S. dollars):

	December 31, 2025	December 31, 2024

Canada	$695	$1,258
United States	6,745	11,225
	$7,440	$12,483

Under ASC 326, the Company assesses the adequacy of its allowance for expected credit losses based on historical loss experience, current economic conditions and reasonable forecasts. Our evaluation considers the short-term nature of our receivables and the high credit quality of our customer base, which mitigates significant credit risk exposure.

(d)          The following table summarizes our expected credit losses (Dollar amounts in thousands of U.S. dollars):

Expected credit losses	Balance at beginning of period	Charged to costs and expenses	Write-offs during period	Balance at end of period

Year Ended December 31, 2025	$923	$370	$(34)	$1,259
Year Ended December 31, 2024	$511	$412	$-	$923

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

During the year ended December 31, 2025, and December 31, 2024, the Company incurred NIL and $3.2 million, respectively, in costs related to the February 2024 Workforce Reduction, which were accounted for under ASC 420 - Exit or Disposal Cost Obligations. These costs associated with the February 2024 Workforce Reduction predominantly consisted of termination benefits for the terminated employees associated with the restructuring, and to a lesser extent, continuation of benefits and outplacement costs.

2024 Capital Efficiency Plan

On October 30, 2024, the Company expanded its cost-reduction efforts with the implementation of a 2024 Capital Efficiency Plan (the "2024 Capital Efficiency Plan"). The Plan was designed to further align operations with strategic priorities, improve operational efficiency, and reduce operating expenses within Ting.

In connection with the 2024 Capital Efficiency Plan, the Company incurred restructuring charges of NIL and $7.7 million during the years ended December 31, 2025 and December 31, 2024, respectively. These charges primarily consisted of termination benefits for the terminated employees associated with the restructuring, continuation of benefits, outplacement costs and professional services.

The components of the restructuring charges were as follows (Dollar amounts in thousands of U.S. dollars):

Cost Description	For the year ended December 31, 2025	For the year ended December 31, 2024
One-time pay	$-	$6,566
Continuation of benefits	-	2,601
Outplacement costs	-	641
Professional service fees	-	1,146
Total restructuring charges	$-	$10,954

The liability for the February 2024 Workforce Reduction and 2024 Capital Efficiency Plan were included in "Accounts Payable and Accrued liabilities" in the consolidated balance sheet, and the following tables summarize the related activity for the February 2024 workforce reduction and 2024 Capital Efficiency Plan for the years ended December 31, 2024 and  December 31, 2025 (Dollar amounts in thousands of U.S. dollars):

Cost Description	As of December 31, 2024	Charges for the year ended December 31, 2025	Cash payments/adjustments made for the year ended December 31, 2025	Balances as of December 31, 2025
One-time pay	$591	$-	$(591)	$-
Outplacement costs	118	-	(118)	-
Professional service fees	420	-	(420)	-
Total	$1,129	$-	$(1,129)	$-

22. Additional Financial Information:

The following tables provide additional financial information related to our Consolidated Financial Statements (Dollar amounts in thousands of U.S dollars):

Balance Sheet Information
	December 31,	December 31,
Prepaid expenses and other	2025	2024
Prepaid expenses and deposits	$24,177	$17,314
Income tax receivable	111	217
Inventory	3,872	3,975
Other assets	1,004	-
Assets held for sale	211	-
Prepaid expenses and other	$29,375	$21,506

Other Assets
Investments	$2,012	$2,012
Contract costs	2,252	2,333
Contract asset - long term	114	-
Total other assets	$4,378	$4,345

Accounts payable and accrued liabilities
Accounts payable	$9,898	$9,009
Accrued liabilities	25,374	31,227
Total accounts payable and accrued liabilities	$35,272	$40,236

Other Current Liabilities
Customer deposits	$17,369	$16,660
Accreditation fees payable	594	623
Income taxes payable	2,802	263
Total other current liabilities	$20,765	$17,546

Inventories

The components of the inventories as of December 31, 2025 and December 31, 2024 were as follows (Dollar amounts in thousands of U.S dollars):

	December 31,	December 31,
	2025	2024
Raw materials	$1,923	$2,051
Finished goods	1,949	1,924
Total Inventories	$3,872	$3,975

23. Subsequent Events:

2026 Stock Buyback Program

On February 12, 2026, the Company announced that its Board of Directors (“Board”) has approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 13, 2026 and is expected to terminate on February 12, 2027. The previously announced $40 million buyback program for the period February 13, 2025 to February 12, 2026 was terminated.

CONDENSED FINANCIAL STATEMENTS OF TUCOWS INC.

(PARENT COMPANY)

All operating activities of Tucows Inc. (the “Parent Company”) are primarily conducted by its operating subsidiaries, Tucows.com Co (“Tucows.com Co”), Enom LLC ("Enom"), EPAG Domainservices GmbH (“EPAG”), Ascio Technologies, Corp (“Ascio”), Ting Inc. (“Ting Inc”), Wavelo, Inc. (“Wavelo”) and Ting Fiber, LLC (“Ting Fiber”), Ting Internet, LLC ("Ting Internet"), Simply Bits, LLC ("Simply Bits"), Zippytech, LLC ("Zippytech"), Ting-Memphis Co, ("Ting Memphis").

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

PARENT COMPANY INFORMATION

TUCOWS INC

SCHEDULE I - CONDENSED BALANCE SHEETS

(Dollar amounts in thousands of U.S. dollars)

	December 31, 2025	December 31, 2024

Assets
Cash and cash equivalents	$19,350	$7,634
Prepaid expenses and deposits	582	711
Income taxes recoverable	714	571
Investment in non-controlled entities	2,012	2,012
Intangible assets	-	59
Total Assets	22,658	10,987

Liabilities
Accrued liabilities	1,483	1,611
Income taxes payable	143	-
Customer deposits	-	188
Equity in net deficit of subsidiaries	84,666	20,373
Due to related parties	88,520	72,370
Deferred tax liability	12,046	11,745
Total Liabilities	186,858	106,287

Equity
Share capital	38,308	36,581
Additional paid-in capital	23,526	19,241
Accumulated surplus (deficit)	(225,977)	(150,158)
Accumulated other comprehensive Income	(57)	(964)
Total Equity	(164,200)	(95,300)
Total Liabilities and Equity	$22,658	$10,987

The accompanying notes to the condensed financial statements are an integral part of these financial statements

PARENT COMPANY INFORMATION

TUCOWS INC

SCHEDULE I - CONDENSED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands of U.S. dollars)

	For the year ended December 31,
	2025	2024	2023

Income (loss) of equity method investments	$(67,105)	$(99,393)	$(101,352)
Operating expenses	(8,487)	(8,726)	(8,192)
Interest income (expense)	-	1	1,016
Income tax recovery	(227)	(1,742)	12,331
Net income (loss)	(75,819)	(109,860)	(96,197)
Other comprehensive income (loss) - Parent Company	-	-	(848)
Other comprehensive income (loss) - Subsidiaries	907	(2,692)	1,792
Comprehensive income (loss)	$(74,912)	$(112,552)	$(95,253)

The accompanying notes to the condensed financial statements are an integral part of these financial statements

PARENT COMPANY INFORMATION

TUCOWS INC

SCHEDULE I - CONDENSED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands of U.S. dollars)

	For the year ended December 31,
	2025	2024	2023

Operating activities
Net income (loss)	$(75,819)	$(109,860)	$(96,197)
Non-cash items affecting net income
Stock-based compensation	4,107	5,288	6,035
Deferred income taxes (recovery)	301	755	(11,804)
Amortization of discontinued cash flow hedge from Accumulated other income	-	-	(1,144)
Loss (gain) on change in the fair value of forward contracts	-	-	1,624
Undistributed earnings of equity method investments	67,105	99,393	101,352
Changes in non-cash balances related to operations
Accounts receivable	-	-	381
Prepaid expenses and deposits	128	(99)	(82)
Income taxes recoverable	(143)	(63)	1,208
Income taxes payable	143	-	-
Accounts payable	-	(147)	(492)
Accrued liabilities	(127)	1,151	195
Customer deposits	(188)	187	-
Cash from operating activities	(4,493)	(3,395)	1,076

Financing activities
Net proceeds received from (paid to) subsidiaries	16,150	3,978	2,078
Cash from financing activities	16,150	3,978	2,078

Investing activities
Transfer of intangible assets	59	-	-
Cash from investing activities	59	-	-

Increase (decrease) in cash and cash equivalents	11,716	583	3,154

Cash and cash equivalents, beginning of period	7,634	7,051	3,897
Cash and cash equivalents, end of year	$19,350	$7,634	$7,051

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

As of December 31, 2025, Ting Fiber LLC, had restricted net assets of $(120.3) million. These restrictions primarily limit our ability to transfer funds from our subsidiaries without violating contractual agreements. The Company continuously evaluates the impact of these restrictions on liquidity and capital resource planning.

The Company operates within a consolidated tax group, comprising the Parent Company and its wholly-owned subsidiaries. Deferred taxes are not separately identified and recorded at the parent level.

No dividends have been received from any of our subsidiaries in the past three years.

Change in basis of presentation for Investments in non controlled entities account and adjustment of prior period reported amounts

Certain immaterial amounts in the 2024 Parent Company Condensed Financial Statements have been adjusted to change the basis of presentation of the Investments in non-controlled entities. These changes had no impact on total net income and total shareholders' equity previously reported in the comparative figures presented in the Parent Company Condensed Financial Statements.

NOTE 2. COMMITMENTS AND CONTINGENCIES

The Parent Company and its subsidiaries, excluding Ting Fiber, LLC, have revolving credit facilities through third-party financial institutions. The total available amount on the credit facilities is $240 million, and as of December 31, 2025, $190.4 million was drawn on the credit facilities. The Parent Company had no other material commitments or contingencies during the reported periods.

NOTE 3. SHARE CAPITAL

The Company's authorized common share capital is 250 million shares of common stock without nominal or par value. As of December 31, 2025, and 2024, the number of outstanding shares of common stock was 11,111,453 and 11,014,655, respectively. The Parent Company issued 96,798, 111,250, and 86,295 common stock during the twelve months ended  December 31, 2025, December 31, 2024 and December 31, 2023, respectively related to stock-based compensation. The Parent Company retired NIL common stock during each of the twelve months ended  December 31, 2025, December 31, 2024 and  December 31, 2023, related to stock options exercised.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tucows Inc.
DATE: March 12, 2026	By:	/s/ David Woroch
Name: David Woroch
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Woroch	President, Chief Executive Officer	March 12, 2026
David Woroch	(Principal Executive Officer) and Director

/s/ Ivan Ivanov	Chief Financial Officer	March 12, 2026
Ivan Ivanov	(Principal Financial and Accounting Officer)

/s/ Allen Taylor	Director	March 12, 2026
Allen Taylor

/s/ marlene carl	Director	March 12, 2026
Marlene Carl

/s/ Stephan Uhrenbacher	Director	March 12, 2026
Stephan Uhrenbacher

/s/ Laurenz Malte Nienaber	Director	March 12, 2026
Laurenz Malte Nienaber

/s/ Sandra Matz	Director	March 12, 2026
Sandra Matz

/s/ Elliot Noss	Director	March 12, 2026
Elliot Noss

/s/ Lee Matheson	Director	March 12, 2026
Lee Matheson

/s/ Jeffrey Tory	Director	March 12, 2026
Jeffrey Tory