Form 10-Q
period 2026-03-31
TUCOWS INC /PA/
filed 2026-05-07
CIK 909494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, there were 11,149,173 outstanding shares of common stock, no par value, of the registrant.

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

PART I.    FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Tucows Inc.

Condensed Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	March 31,	December 31,
	2026	2025

Assets

Current assets:
Cash and cash equivalents	$44,306	$46,759
Restricted cash	5,360	5,315
Accounts receivable, net of expected credit losses of $1,383 as of March 31, 2026 and $1,259 as of December 31, 2025	27,791	24,494
Deferred costs of fulfillment, current portion	101,408	97,151
Prepaid expenses and other	21,177	29,375
Total current assets	200,042	203,094

Deferred costs of fulfillment, long-term portion	16,368	15,883
Secured notes reserve funds	12,272	12,171
Property and equipment, net	275,543	281,955
Right of use lease asset	70,578	63,315
Intangible assets	19,479	19,703
Goodwill	130,410	130,410
Other assets	4,550	4,378
Total assets	$729,242	$730,909

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$33,083	$35,272
Derivative instrument liability	251	75
Operating lease liability, current portion	6,382	5,771
Contract liabilities, current portion	135,786	131,581
Redeemable preferred units - no par value, 33,333,333 units authorized; 15,243,600 units issued and outstanding as of March 31, 2026 and December 31, 2025	142,024	136,963
Other current liabilities	19,577	20,765
Total current liabilities	337,103	330,427

Contract liabilities, long-term portion	22,008	21,354
Operating lease liability, long-term portion	64,848	57,823
Syndicated revolver	189,645	189,531
Notes payable	292,639	291,646
Other long-term liability	1,366	1,366
Deferred tax liability	2,961	2,962

Stockholders' deficit
Common stock - no par value, 250,000,000 shares authorized; 11,134,174 and 11,111,453 shares issued and outstanding as of March 31, 2026 and December 31, 2025	38,788	38,308
Additional paid-in capital	24,158	23,526
Accumulated deficit	(244,084)	(225,977)
Accumulated other comprehensive loss	(190)	(57)
Total stockholders' deficit	(181,328)	(164,200)
Total liabilities and stockholders' deficit	$729,242	$730,909

See accompanying notes to the Condensed Consolidated Financial Statements

Tucows Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Dollar amounts in thousands of U.S. dollars, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025

Net revenues	$96,657	$94,609

Cost of revenues:
Direct cost of revenues	56,884	55,161
Network, other costs	5,868	5,175
Network, depreciation and amortization	9,775	10,742
Total cost of revenues	72,527	71,078

Gross profit	24,130	23,531

Expenses:
Sales and marketing	12,103	10,991
Technical operations and development	4,431	4,407
General and administrative	9,828	9,242
Loss on disposition of property and equipment	876	-
Depreciation and amortization	1,199	924
Total expenses	28,437	25,564

Loss from operations	(4,307)	(2,033)

Other income (expenses):
Interest expense, net	(13,865)	(13,613)
Other income, net	2,457	2,679
Total other income (expenses)	(11,408)	(10,934)

Loss before provision for income taxes	(15,715)	(12,967)

Provision (recovery) for income taxes	2,392	2,166

Net loss for the period	(18,107)	(15,133)

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities	(213)	42
Net amount reclassified to earnings	80	558
Other comprehensive income (loss) net of tax expense (recovery) of $39 and ($196) for the three months ended March 31, 2026 and March 31, 2025	(133)	600

Comprehensive loss for the period	$(18,240)	$(14,533)

Basic and diluted loss per common share	$(1.63)	$(1.37)

Shares used in computing basic and diluted loss per common share	11,124,592	11,032,086

See accompanying notes to the Condensed Consolidated Financial Statements

Tucows Inc.

Condensed Consolidated Statements of Cash Flows

(Dollar amounts in thousands of U.S. dollars)

(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash provided by:
Operating activities:
Net loss for the period	$(18,107)	$(15,133)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,974	11,666
Amortization of debt discount and issuance costs	1,153	1,167
Loss on disposal of assets	876	-
Impairment of property and equipment	280	204
Deferred income taxes (recovery)	43	(191)
Accretion of redeemable preferred units	4,989	-
Stock-based compensation expense	1,094	1,505
Change in non-cash operating working capital
Accounts receivable	(3,297)	(3,242)
Prepaid expenses and deposits	6,763	875
Deferred costs of fulfillment	(4,742)	(4,017)
Accounts payable & accrued liabilities	(1,600)	(10,622)
Contract liabilities	4,859	5,538
Other operating assets and liabilities	239	999
Net cash provided by (used in) operating activities	3,524	(11,251)

Financing activities:
Repayment of syndicated revolver	-	(2,500)
Net cash provided by (used in) financing activities	-	(2,500)

Investing activities:
Proceeds on disposal of property and equipment	578	966
Additions to property and equipment	(5,528)	(5,437)
Acquisition of intangible assets	(881)	-
Net cash provided by (used in) investing activities	(5,831)	(4,471)

Increase (decrease) in cash and cash equivalents, restricted cash, and restricted cash equivalents	(2,307)	(18,222)

Cash and cash equivalents, restricted cash, and restricted cash equivalents beginning of period	64,245	73,238
Cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$61,938	$55,016

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the interim consolidated balance sheets to the amounts shown in the interim consolidated statements of cash flows above:

Cash and cash equivalents	44,306	38,076
Restricted cash included in funds held by trustee	5,360	5,116
Restricted cash included in secured notes reserve funds	12,272	11,824
Total cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$61,938	$55,016

Supplemental cash flow information:
Interest paid	$8,380	$18,332
Income taxes paid, net	$4,008	$1,299
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$941	$1,435

See accompanying notes to the Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

1. Organization of the Company

Tucows Inc. (referred to as the “Company”, “Tucows”, “we”, “us” or through similar expressions) is a corporate parent, allocating capital and providing efficient shared services to its three businesses: Ting, Wavelo and Tucows Domains Services. Ting provides retail consumers and businesses with high-speed fixed Internet access in a number of towns and cities across the United States. Wavelo offers platform services which provide solutions to support Communication Service Providers ("CSPs") including subscription and billing management, network orchestration and provisioning, individual developer tools, and other professional services. Tucows Domains Services is a global distributor of Internet services, including domain name registration, digital certificates, and email. It provides these services primarily through a global Internet-based distribution network of Internet Service Providers, web hosting companies and other providers of Internet services to end-users.

2. Basis of Presentation

The accompanying unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the financial position of Tucows and its subsidiaries as of March 31, 2026 and the results of operations and cash flows for the interim periods ended March 31, 2026 and 2025. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared by Tucows in conformity with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim Condensed Consolidated Financial Statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in Tucows' 2025 Annual Report on Form 10-K filed with the SEC on March 12, 2026 (the “2025 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three months ended March 31, 2026 as compared to the significant accounting policies and estimates described in our 2025 Annual Report.

Subsidiary financial condition

The Company's subsidiary, Ting, has negative operating cash flows and continues to incur net losses. The Company has commenced a process to review strategic alternatives for the Ting business, however, Ting may not be able to meet its financial obligations over the twelve months following the date of the issuance of the financial statements without additional financing. Ting operates as a bankruptcy-remote entity and its debt has no recourse to the Company. Accordingly, the Company's direct financial exposure to Ting is limited to certain contractual guarantees as disclosed in “Note 20. Commitments and Contingencies.” The Company does not believe that Ting's financial condition gives rise to substantial doubt about the Company's ability to continue as a going concern.

3. Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (ASU 2024-03), which requires that a public entity disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation and (d) intangible asset amortization included in each relevant expense caption presented on the face of the income statement. The standard also requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively as well as disclose the total amount of selling expenses and, annually, the entity’s definition of selling expenses. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026, with either retrospective or prospective application. The standard allows for early adoption of these requirements; we are currently evaluating the disclosure impacts of our adoption.

In September 2025, the FASB issued ASU 2025‑06 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The amendments update the accounting model for internal-use software by eliminating the prescriptive “development stage” framework and replacing it with a “probable-to-complete” threshold and a “significant development uncertainty” evaluation. The amendments also remove separate guidance for website development costs and require entities to apply the property, plant, and equipment disclosure requirements in Subtopic 360-10 to capitalized internal-use software. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

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

The Company designates its foreign exchange contracts as hedging instruments in cash flow hedges for forecasted transactions. Where the critical terms of the hedging instrument and the entire hedged forecasted transaction are the same, in accordance with ASC 815 Derivatives and Hedging ("ASC 815"), the Company concludes that changes in fair value and cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. The Company designated the foreign exchange hedge as a cash flow hedge of expected future payments at the inception of the contract. Accordingly, for the foreign exchange contracts, unrealized gains or losses on the effective portion of these contracts were included within other comprehensive income (loss) and reclassified to earnings when the hedged transaction is settled. Cash flows from hedging activities were classified under the same category as the cash flows from the hedged items in the Consolidated Statements of Cash Flows. The fair value of the foreign exchange contract, as of  March 31, 2026 and December 31, 2025, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.

As of March 31, 2026, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $12.9 million, all of which met the requirements of ASC 815 and were designated as hedges.

As of December 31, 2025, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $27.2 million, all of which met the requirements of ASC 815 and were designated as hedges.

As of March 31, 2026, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset (Liability)

April - June 2026	12,933	1.3609	(251)
	$12,933	1.3609	$(251)

Fair value of derivative instruments and effect of derivative instruments on financial performance

The effect of these derivative instruments on our Condensed Consolidated Financial Statements were as follows (amounts presented do not include any income tax effects).

Fair value of derivative instruments in the Condensed Consolidated Balance Sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of March 31, 2026 Fair Value Asset (Liability)	As of December 31, 2025 Fair Value Asset (Liability)
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$(251)	$(75)
Total foreign currency forward contracts (net)	Derivative instruments	$(251)	$(75)

Movement in Accumulated other comprehensive income (AOCI) balance for the three months ended March 31, 2026 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI Balance - December 31, 2025	$(79)	$22	$(57)
Other comprehensive income (loss) before reclassifications	(281)	68	(213)
Amount reclassified from AOCI	109	(29)	80
Other comprehensive income (loss) for the three months ended March 31, 2026	(172)	39	(133)

Ending AOCI Balance - March 31, 2026	$(251)	$61	$(190)

Effects of derivative instruments on income and AOCI for the three months ended March 31, 2026 and 2025 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(87)
Foreign currency forward contracts for the three months ended March 31, 2026	$(213)	Cost of revenues	$(22)

		Operating expenses	$(593)
Foreign currency forward contracts for the three months ended March 31, 2025	$42	Cost of revenues	$(143)

5. Property and Equipment

  Property and equipment consist of the following (Dollar amounts in thousands of U.S. dollars):

	March 31,	December 31,
	2026	2025
Computer equipment	$26,637	$26,665
Computer software	1,767	2,041
Capitalized internal use software	62,317	60,233
Furniture and equipment	1,662	1,662
Vehicles and tools	4,973	5,010
Fiber network(1)	272,875	272,713
Customer equipment and installations	29,575	28,010
Land	1,109	1,109
Buildings	9,389	9,389
Assets under construction	7,852	8,246
Leasehold improvements	428	428
	418,584	415,506
Less:
Accumulated depreciation	143,041	133,551
	$275,543	$281,955

(1) Fiber network is presented net of $0.2 million of government grants ($0.1 million as of December 31, 2025), with an impact of $0.1 million on accumulated depreciation ($0.1 million as of December 31, 2025).

Depreciation of property and equipment (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended March 31,
	2026	2025
Depreciation of property and equipment	9,871	10,460

Impairment of Property and Equipment

During the three months ended March 31, 2026 and March 31, 2025, the Company recognized a total impairment expense of $0.3 million and $0.2 million, respectively, related to specific network assets that were identified through routine inspections as being damaged and no longer in use and are recorded under “Network, other costs” in the Consolidated Statements of Operations and Comprehensive Loss.

6. Goodwill and Other Intangible Assets

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.

The Company's Goodwill balance remained consistent at $130.4 million as of  March 31, 2026 and December 31, 2025. The Company's goodwill relates 83% ($107.7 million) to the Tucows Domains operating segment and 17% ($22.7 million) to the Ting operating segment.

Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present. No impairment charge was recognized during the three months ended March 31, 2026 and 2025.

Other Intangible Assets:

Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to impairment assessments performed throughout the year. As part of the normal renewal evaluation process during the periods ended  March 31, 2026 and March 31, 2025, the Company assessed that all domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should be renewed.

Finite-life intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years. The weighted average amortization period for all finite-life intangible assets is 2.6 years.

For the three months ended March 31, 2026, the Company acquired customer relationship assets through hosting agreements for $0.9 million. These assets are being amortized over seven years.

Net book value of acquired intangible assets consists of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Brand	Customer relationships	Technology	Network rights (1)	Total
Amortization period	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, December 31, 2025	$12,263	$90	$5,787	$893	$670	$19,703
Acquisition of customer relationships	-	-	881	-	-	881
Disposals from domain portfolio, net	(2)	-	-	-	-	(2)
Amortization expense	-	(68)	(856)	(155)	(24)	(1,103)
Balances, March 31, 2026	$12,261	$22	$5,812	$738	$646	$19,479

(1) Includes $0.1 million of indefinite life intangible assets

The following table shows the estimated amortization expense for each of the next 5 years and thereafter, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending
December 31,
Remainder of 2026	$2,127
2027	1,982
2028	1,608
2029	370
2030	227
Thereafter	884
Total	$7,197

7. Long Term Debt

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

During the three months ended March 31, 2026 and March 31, 2025,  the Company made repayments of NIL and $2.5 million, respectively, on the 2023 Credit Facility.

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

During the three months ended March 31, 2026, and March 31, 2025, the Company was in compliance with the covenants under its credit agreements in effect at the time. During the three months ended March 31, 2026, and March 31, 2025, the Company recognized $0.1 million and $0.1 million of interest expense related to the amortization of the debt issuance costs of the 2023 Credit Facility, respectively.

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

The following table summarizes the Tucows businesses excluding Ting's borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	March 31, 2026	December 31, 2025

Principal	$190,400	$190,400
Less: unamortized debt discount and issuance costs	(755)	(869)
Syndicated Revolver, long-term portion	$189,645	$189,531

Unused Commitments and Lines of Credit

As of March 31, 2026, the 2023 Credit Facility provided for aggregate borrowings of up to $240.0 million, of which $190.4 million was drawn and $4.3 million was committed to letters of credit, leaving $45.3 million available for future borrowings.

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

The 2023 Term Notes are issued under an indenture, dated May 4, 2023 (the “Base Indenture”) between the Issuer and Citibank, N.A., as trustee (the “Indenture Trustee”) as supplemented by the Series 2023-1 supplemental indenture dated May 4, 2023, (the “Series 2023-1 Supplement” and, together with the Base Indenture, the “Indenture”), between the Issuer and the Trustee. Interest payments on the 2023 Term Notes are payable on a monthly basis. The legal final maturity date of the 2023 Term Notes is in April of 2053, but, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment date of the 2023 Term Notes will be in April 2028. If the Issuer has not repaid or refinanced the 2023 Term Notes prior to the anticipated repayment date, additional interest will accrue on the 2023 Term Notes in an amount equal to the greater of (A) 5.00% per annum and (B) a per annum interest rate equal to the excess, if any, by which the sum of the following exceeds the original interest rate of such 2023 Term Note (i) the yield to maturity (adjusted to a “mortgage equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on such anticipated repayment date of the United States Treasury Security having a term closest to 10 years, plus (ii) 5.00%, plus (iii) for the 2023 Class A-2 Notes, 3.50%, for the 2023 Class B Notes, 5.00% and for the 2023 Class C Notes, 7.82%.

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

As of  March 31, 2026, the Company was in compliance with all required covenants. As of March 31, 2026, the Company’s scheduled principal repayments for the 2023 Term Notes of $238.5 million is due in April 2028 and 2024 Term Notes of $63.0 million is due in August 2029.

During the three months ended March 31, 2026 and March 31, 2025, the Company recognized $1.0 million and $1.0 million of interest expense related to the amortization of the debt discount and issuance costs of the 2023 and 2024 Notes.

The following table summarizes Ting's borrowings under the 2023 and 2024 Term Notes (Dollar amounts in thousands of U.S. dollars):

	March 31, 2026	December 31,2025

Principal	$301,505	$301,505
Less: unamortized issuance costs	(4,151)	(4,589)
Less: unamortized discount	(4,715)	(5,270)
Note payable, long-term portion(1)	$292,639	$291,646

(1) During the three months ended March 31, 2026 and March 31, 2025, the Company capitalized $0.1 million and $0.1 million of interest expenses pertaining to the 2023 and 2024 Term Notes directly attributable to the development of certain AUC assets, respectively.

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

As of March 31, 2026, and December 31, 2025, Restricted cash totaled $5.4 million and $5.3 million, respectively.

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

As of  March 31, 2026, and December 31, 2025, secured notes reserve funds totaled $12.3 million and $12.2 million, respectively.

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

For the three months ended March 31, 2026, the Company recorded an income tax expense of $2.4 million on net loss before income taxes of $15.7 million, using an estimated effective tax rate for the fiscal year ending December 31, 2026. Our effective tax rates for the three months ended March 31, 2026 differ from the U.S. federal statutory rate primarily due to an increase in valuation allowance on net operating losses and the impact of foreign earnings.

Comparatively, for the three months ended March 31, 2025, the Company recorded an income tax expense of $2.2 million on net loss before income taxes of $13.0 million, using an estimated effective tax rate for the fiscal year ending December 31, 2025. Our effective tax rates for the three months ended March 31, 2025 differ from the U.S. federal statutory rate primarily due to an increase in valuation allowance on net operating losses and the impact of foreign earnings.

10. Basic and Diluted Loss per Common Share:

The following table reconciles the numerators and denominators of the basic and diluted loss per common share computation (Dollar amounts in thousands of U.S. dollars, except for share data):

	Three Months Ended March 31,
	2026	2025

Numerator for basic and diluted loss per common share:
Net loss for the period	$(18,107)	$(15,133)

Denominator for basic and diluted loss per common share:
Basic and diluted weighted average number of common shares outstanding	11,124,592	11,032,086

Basic and diluted loss per common share	$(1.63)	$(1.37)

For the three months ended March 31, 2026 and March 31, 2025, the Company recorded a net loss, thus all outstanding options were considered anti-dilutive and excluded from the computation of diluted income per common share.

11. Revenue

Significant accounting policy

The Company’s revenues are derived from (a) the provisioning of retail fiber Internet services and the design and construction of Fiber Optic Networks for specific customer contracts through Ting, (b) Communication Service Providers ("CSP") solutions and professional services through Wavelo; and (c) domain name registration contracts, other domain related value-added services, domain sale contracts, other advertising revenue, and registry services through Tucows Domains Services. Certain revenues are disclosed under Corporate and all other as they are considered non-core business activities including retail mobile services, Transition Services Agreement ("TSA") revenue and eliminations of intercompany revenue. Amounts received in advance of meeting the revenue recognition criteria described below are recorded as contract liabilities. All products are generally sold without the right of return or refund.

Revenue is measured based on the consideration specified in a contract with a customer and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

Nature of goods and services

The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments, see "Note 14. Segment Reporting."

(a)	Ting

The Company generates Ting revenues primarily through the provisioning of fixed high-speed Internet access, and the design and construction of fiber optic network assets for a specific customer.

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

Our construction services relate to revenue earned from the design, construction and installation of a fiber optic network for a specific customer contract. Control of the network infrastructure transfers to the customer as it is constructed.

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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended March 31,
	2026	2025
Ting:
Fiber Internet Services	$17,128	$16,315
Construction services	2,246	-
Total Ting	19,374	16,315

Wavelo:
Platform Services	11,561	11,396
Other professional services	-	-
Total Wavelo	11,561	11,396

Tucows Domains
Wholesale
Domain Services	48,805	50,004
Value Added Services	5,460	5,903
Total Wholesale	54,265	55,907

Retail	9,835	9,348
Total Tucows Domains	64,100	65,255

Corporate and all other*:
Mobile Services and eliminations	1,622	1,643

	$96,657	$94,609

*Corporate and all other includes revenues from Ting Mobile, corporate overhead functions, and other activities that do not meet the criteria for separate reportable segment disclosure under ASC 280 Segment Reporting ("ASC 280"). Ting Mobile is not managed as a separate reportable segment and is included within Corporate and all other for purposes of segment reporting. Intersegment revenues and expenses are eliminated in consolidation.

One customer in the Company's Wavelo operating segment accounted for 11% ($11.0 million) and 12% ($10.9 million) of total revenue during the three months ended March 31, 2026 and March 31, 2025, respectively.

At March 31, 2026, one customer represented 50% of total accounts receivable. As of December 31, 2025, one customer represented 44% of total accounts receivable.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended March 31,
	2026	2025

Ting:
Fiber Internet Services	$6,620	$5,837
Construction services	2,007	-
Total Ting	8,627	5,837

Wavelo:
Platform Services	326	137
Other professional services	-	-
Total Wavelo	326	137

Tucows Domains:
Wholesale
Domain Services	38,782	40,381
Value Added Services	320	480
Total Wholesale	39,102	40,861

Retail	4,253	4,179
Total Tucows Domains	43,355	45,040

Corporate and all other*:
Mobile Services and eliminations	4,576	4,147

Network Expenses:
Network, other costs	5,868	5,175
Network, depreciation and amortization costs	9,775	10,742
Total Network Expenses	15,643	15,917

	$72,527	$71,078

*Corporate and all other includes costs from Ting Mobile, corporate overhead functions, and other activities that do not meet the criteria for separate reportable segment disclosure under ASC 280. Ting Mobile is not managed as a separate reportable segment and is included within Corporate and all other for purposes of segment reporting. Intersegment revenues and expenses are eliminated in consolidation.

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

Contract liabilities primarily relate to the portion of the transaction price received in advance related to the unexpired term of domain name registrations and other domain related value-added services, on both a wholesale and retail basis.

Significant changes in contract liabilities for the three months ended March 31, 2026 were as follows (Dollar amounts in thousands of U.S. dollars):

March 31, 2026

Balance, beginning of period	$152,935
Contract liabilities	67,289
Recognized revenue	(62,430)
Balance, end of period	$157,794

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

12. Costs to obtain and fulfill a Contract

Deferred costs of fulfillment

Deferred costs to fulfill contracts primarily consist of domain registration costs which have been paid to a domain registry and are capitalized as deferred costs of fulfillment. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. The Company also defers certain technology design and data migration costs it incurs to fulfill its performance obligations contained in our platform services arrangements. There were no impairment losses recognized in relation to the costs capitalized during the three months ended March 31, 2026. Amortization expense is included in cost of revenue.

The breakdown of the movement in the deferred costs of fulfillment balance for the three months ended March 31, 2026 is as follows (Dollar amounts in thousands of U.S. dollars).

March 31, 2026

Balance, beginning of period	$113,034
Deferral of costs	50,683
Amortized expense included in cost of revenue	(45,941)
Balance, end of period	$117,776

13. Leases

We lease datacenters, corporate offices, warehouses and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.

Our leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended March 31,
	2026	2025
Operating lease expense (leases with a total term greater than 12 months)	$3,524	$2,253
Short-term lease expense (leases with a total term of 12 months or less)	20	6
Variable lease expense	523	112
Total lease expense	$4,067	$2,371

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

Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended March 31,
Supplemental cash flow information:	2026	2025
Operating lease - operating cash flows (fixed payments)	$3,017	$2,112
Operating lease - operating cash flows (liability reduction)	$1,615	$1,551
New right of use assets - operating leases	$14,367	$5,084

Supplemental balance sheet information related to leases:	March 31, 2026	December 31, 2025
Weighted average discount rate	8.86%	8.79%
Weighted average remaining lease term	15.62 yrs	15.32 yrs

Maturity of lease liability as of  March 31, 2026 (Dollar amounts in thousands of U.S. dollars):

March 31, 2026
Remaining of 2026	$9,236
2027	11,455
2028	10,880
2029	11,410
2030	6,269
Thereafter	86,411
Total future lease payments	135,660
Less imputed interest	64,430
Total	$71,230

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

Our reportable operating segments and their principal activities consist of the following:

1.     Ting - This segment derives revenue from providing retail high speed Internet access services to individuals and businesses. Revenues are generated in the United States.

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

Key measure of segment performance

The CEO, as the chief operating decision maker ("CODM"), regularly reviews the operations and performance by segment. The CEO reviews Segment Adjusted EBITDA (as defined below) as (i) key measures of performance for each segment and (ii) to make decisions about the allocation of resources. Depreciation of property and equipment, amortization of intangible assets, impairment of indefinite life intangible assets, gain on currency forward contracts and other income, net are organized along functional lines and are not included in the measurement of segment profitability. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the CEO.

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

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in "Note 11. Revenue" which is regularly reported to the chief operating decision maker, and the reconciliations thereof to our income before taxes, are set out in the following tables (Dollar amounts in thousands of U.S. dollars):

	Ting	Wavelo	Tucows Domains	Consolidated Totals
For the Three Months Ended March 31, 2026

Revenue from external customers	$19,374	$11,084	$64,100	$94,558
Intersegment revenues (1)	-	477	-	477
Total net revenues	19,374	11,561	64,100	95,035
Less:
Cost of revenues	8,627	326	43,355	52,308
Network, other costs (2)	1,157	2,300	1,878	5,335
Sales and marketing (2)	5,368	2,444	3,750	11,562
Technical operations and development (2)	449	1,843	1,890	4,182
General and administrative (2)(3)	4,226	1,027	1,620	6,873
Other segment items (4)	(23)	5	(20)	(38)
Segment Adjusted EBITDA	$(430)	$3,616	$11,627	$14,813

	Ting	Wavelo	Tucows Domains	Consolidated Totals
For the Three Months Ended March 31, 2025

Revenue from external customers	$16,315	$10,952	$65,255	$92,522
Intersegment revenues (1)	-	444	-	444
Total net revenues	16,315	11,396	65,255	92,966
Less:
Cost of revenues	5,837	137	45,040	51,014
Network, other costs (2)	896	2,249	1,654	4,800
Sales and marketing (2)	4,275	2,327	3,563	10,165
Technical operations and development (2)	245	1,694	2,154	4,093
General and administrative (2)(3)	4,411	1,013	1,266	6,690
Other segment items (4)	1,505	(474)	38	1,069
Segment Adjusted EBITDA	$(854)	$4,449	$11,540	$15,135

(1) Intercompany revenues earned for provision of services on the ISOS and SM platforms between Wavelo and Ting are included in Wavelo's segment revenues for purposes of segment analysis, but are ultimately eliminated upon consolidation.

(2) Effective beginning in 2026, Network, other costs, Sales and marketing, Technical operations and development and General and administrative costs presented in segment reporting to the CODM are shown excluding stock‑based compensation expenses for all business units. This presentation reflects a change from prior periods, in which stock‑based compensation expenses was included within each expense category and subsequently adjusted in “Other segment” line items. To ensure comparability, the 2025 segment expense figures have been recast to conform to the 2026 presentation.

(3) Effective beginning in 2026, General and administrative costs presented in segment reporting to the CODM are shown excluding Gains and losses from unrealized foreign currency. This presentation reflects a change from prior periods, in which gains and losses from unrealized foreign currency was included within each expense category and subsequently adjusted in “Other segment” line items. To ensure comparability, the 2025 segment expense figures have been recast to conform to the 2026 presentation.

(4) Other segment items for each reportable segment includes other income, as well as adjustments to add back (deduct) acquisition and transition costs, which are included in other line items but are excluded from our definition of Segment Adjusted EBITDA.

The following table reconciles Segment Adjusted EBITDA for the period to Net loss before tax for the three months ended March 31, 2026 and March 31, 2025 (Dollar amounts in thousands of U.S. dollars):

Reconciliation of Segment Adjusted EBITDA to Net loss before tax	Three Months Ended March 31,
(In Thousands of U.S. Dollars)	2026	2025

Segment Adjusted EBITDA	$14,813	$15,135
Reconciling items:
Corporate and other (1)	(3,146)	(1,464)
Depreciation of property and equipment	(9,871)	(10,460)
Impairment and loss on disposition of property and equipment	(1,156)	(204)
Amortization of intangible assets	(1,103)	(1,205)
Interest expense, net	(13,865)	(13,613)
Stock-based compensation	(1,094)	(1,505)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	(194)	364
Acquisition and other costs (2)	(99)	(15)

Net loss before tax	$(15,715)	$(12,967)

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

Revenue from sources outside of Canada and the United States of America comprises less than 10% of our total operating revenue.

(b)           The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of U.S. dollars):

	March 31, 2026	December 31, 2025

Canada	$734	$797
United States	274,809	281,158
	$275,543	$281,955

(c)           The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of U.S. dollars):

	March 31, 2026	December 31, 2025

Canada	$557	$695
United States	6,640	6,745
	$7,197	$7,440

Under ASC 326 Financial Instruments - Credit Losses, the Company assesses the adequacy of its allowance for expected credit losses based on historical loss experience, current economic conditions and reasonable forecasts. Our evaluation considers the short-term nature of our receivables and the high credit quality of our customer base, which mitigates significant credit risk exposure.

(d)           The following table summarizes our expected credit losses ("ECL") (Dollar amounts in thousands of U.S. dollars):

Expected credit losses	Balance at beginning of period	Increase in ECL provision	Write-offs during period	Balance at end of the period

Three Months Ended March 31, 2026	$1,259	$144	$(20)	1,383
Twelve months ended December 31, 2025	$923	$370	$(34)	1,259

15. Stockholders' Deficit

The following table summarizes stockholders' deficit transactions for the three months ended March 31, 2026 (Dollar amounts in thousands of U.S. dollars):

					Accumulated
			Additional		other	Total
	Common stock		paid in	Retained earnings	comprehensive	stockholders'
	Number	Amount	capital	(Accumulated Deficit)	income (loss)	deficit

Balances, December 31, 2025	11,111,453	$38,308	$23,526	$(225,977)	$(57)	$(164,200)

Stock-based compensation(1)	22,721	480	632	-	-	1,112
Net loss	-	-	-	(18,107)	-	(18,107)
Other comprehensive loss	-	-	-	-	(133)	(133)
Balances, March 31, 2026	11,134,174	$38,788	$24,158	$(244,084)	$(190)	$(181,328)

(1) The Company capitalizes stock-based compensation costs directly attributable to the development of qualifying assets. Qualifying assets include internal use software (“IUS”), assets under construction (“AUC”), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350 Intangibles - Goodwill and Other ("ASC 350"). During the three months ended March 31, 2026 and March 31, 2025, the Company capitalized less than $0.1 million of stock-based compensation directly attributable to the development of certain IUS assets.

2026 Stock Buyback Program

On February 12, 2026, the Company announced that its Board of Directors (“Board”) approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 13, 2026 and is expected to terminate on February 12, 2027. For the three months ended March 31, 2026, the Company did not repurchase shares under this program.

2025 Stock Buyback Program

On February 13, 2025, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 14, 2025 and terminated on February 12, 2026. For the three months ended March 31, 2026, and March 31, 2025 the Company did not repurchase shares under this program.

2024 Stock Buyback Program

On February 22, 2024, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The stock buyback program commenced on February 23, 2024 and terminated on February 22, 2025. For the three months ended March 31, 2025 the Company did not repurchase shares under this program.

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

Details of Company stock option transactions for the three months ended  March 31, 2026 and  March 31, 2025 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	961,376	$39.65	1,122,700	$45.86
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(3,975)	22.01	(18,228)	40.76
Expired	(3,721)	49.72	(60,509)	60.30
Outstanding, end of period	953,680	39.69	1,043,963	45.11
Options exercisable, end of period	562,467	$51.44	557,558	$57.68

As of March 31, 2026, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$16.47 - $19.93	146,262	$18.96	5.9	$3	23,875	$19.27	4.4	$3
$20.25 - $28.37	369,564	22.70	5.1	-	131,531	23.30	4.8	-
$30.70 - $30.74	5,000	30.74	3.7	-	3,750	30.74	3.7	-
$40.04 - $48.00	127,465	42.00	3.2	-	97,922	42.02	3.2	-
$51.82 - $59.98	13,350	55.53	0.8	-	13,350	55.53	0.8	-
$60.01 - $68.41	142,416	60.94	0.7	-	142,416	60.94	0.7	-
$70.13 - $79.51	140,623	78.45	1.8	-	140,623	78.45	1.8	-
$80.61 - $82.07	9,000	80.61	2.5	-	9,000	80.61	2.5	-
	953,680	$39.69	3.7	$3	562,467	$51.44	2.6	$3

Total unrecognized compensation cost relating to unvested stock options at March 31, 2026, prior to the consideration of expected forfeitures, is approximately $2.5 million and is expected to be recognized over a weighted average period of 2.4 years.

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

Details of Wavelo's stock option transactions for the three months ended  March 31, 2026 and  March 31, 2025 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	15,305,714	$1.34	15,887,997	$1.28
Granted	15,500	1.81	226,000	1.78
Exercised	-	-	-	-
Forfeited	(6,250)	1.27	(72,063)	1.45
Expired	(22,812)	1.36	(301,132)	1.27
Outstanding, end of period	15,292,152	1.34	15,740,802	1.32
Options exercisable, end of period	13,765,473	$1.30	11,656,385	$1.28

As of March 31, 2026, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $1.81	15,292,152	$1.34	3.6	$7,186	13,765,473	$1.30	3.6	$7,075
	15,292,152	$1.34	3.6	$7,186	13,765,473	$1.30	3.6	$7,075

Total unrecognized compensation cost relating to unvested stock options at March 31, 2026, prior to the consideration of expected forfeitures, is approximately $2.1 million and is expected to be recognized over a weighted average period of 2.6 years.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. As option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. Ting calculates expected volatility based on the actual volatility of comparable publicly traded companies. The risk-free rate assumed in valuing the options is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company assumes the expected dividend yield to be zero.

Details of Ting's stock option transactions for the three months ended  March 31, 2026 and  March 31, 2025 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	4,646,012	$6.00	5,959,660	$6.00
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(71,925)	6.00	(91,658)	6.00
Expired	(36,756)	6.00	(930,891)	6.00
Outstanding, end of period	4,537,331	6.00	4,937,111	6.00
Options exercisable, end of period	4,490,653	$6.00	3,797,940	$6.00

As of March 31, 2026, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $6.00	4,537,331	$6.00	4.0	$-	4,490,653	$6.00	4.0	$-
	4,537,331	$6.00	4.0	$-	4,490,653	$6.00	4.0	$-

Total unrecognized compensation cost relating to unvested stock options at March 31, 2026, prior to the consideration of expected forfeitures, is approximately $0.4 million and is expected to be recognized over a weighted average period of 1.1 years.

The Company recorded total stock-based compensation expense of $1.1 million and $1.5 million for the three months ended March 31, 2026 and March 31, 2025. The Company details of the stock-based compensation expense are as follows:

	Three Months Ended March 31,
	2026	2025
Company options	$953	$1,102
Wavelo options	148	442
Ting options	11	31
Capitalized stock-based compensation	(18)	(70)
Total stock-based compensation expense	$1,094	$1,505

During the three months ended March 31, 2026 and  March 31, 2025, the Company capitalized less than $0.1 million of stock-based compensation directly attributable to the development of certain IUS assets.

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

The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as of  March 31, 2026 (Dollar amounts in thousands of U.S. dollars):

	March 31, 2026
	Fair Value Measurement Using			Asset (Liability)
	Level 1	Level 2	Level 3	at Fair value

Derivative instrument asset (liability), net	$-	$(251)	$-	$(251)

Total assets (liabilities), net	$-	$(251)	$-	$(251)

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

The Company earned the amounts noted in the table below during the three months ended March 31, 2026 and March 31, 2025.

(Dollar amounts in thousands of U.S. dollars)	Three Months Ended March 31,
	2026	2025
Income earned on sale of transferred assets	$2,516	$2,741
Equity in earnings (loss) of unconsolidated businesses	(59)	(62)
Total other income	$2,457	$2,679

The following table provides additional information relating to Interest expense, net (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended March 31,
	2026	2025
Interest expense	$(14,168)	$(14,128)
Interest income	303	515
Interest expense, net	$(13,865)	$(13,613)

19. Redeemable Preferred Units

On August 8, 2022 (the “Effective Date”), Ting Fiber, LLC (“Ting”) entered into a Series A Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with Generate TF Holdings ("Generate"), and closed the transaction on August 11, 2022 (the “Transaction Close”). Ting issued and sold 10,000,000 Series A Preferred Units to Generate at $6.00 per unit, resulting in gross proceeds of $60.0 million. The investment provided an additional $140 million of capital commitments available to Ting over the subsequent three year period, if certain milestones were achieved.

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

As of March 31, 2026, the redeemable preferred units have an aggregate liquidation preference of $91.5 million, plus a make-whole premium should redemption occur before the fourth anniversary of the Transaction Close and are senior to the Ting Fiber, LLC common units with respect to sale, dissolution, liquidation or winding up of Ting.

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

Ting incurred $0.8 million of legal fees related to the redeemable preferred unit issuance, which have been reflected as a reduction to the carrying amount of the redeemable preferred unit balance and will be amortized to interest expense, net in the accompanying Consolidated Statements of Operations and Comprehensive Loss over the expected six-year term of the instrument.

The liability was initially recorded at fair value and subsequently recorded at the present value of the settlement amount, which includes the preferred return payments required until the instrument's expected maturity on the sixth anniversary of the Transaction Close, August 10, 2028 using the implicit rate of return of the instrument, 15%. For the period ended March 31, 2026, Ting recorded an interest expense of $5.0 million, the total of which was accreted. For the year ended December 31, 2025, Ting recorded an interest expense of $19.3 million, of which $14.7 million was accreted. Interest expense related to amortization of issuance costs was $0.1 million in each of those periods.

Commencing in the second quarter of 2025, Ting has not paid the quarterly preferred return for more than two consecutive quarters. The unpaid amount as of March 31, 2026 is $19.7 million and has been added to the redeemable preferred units balance in the Consolidated Balance Sheets. The impact of this failure to pay is outlined below under Return Breach and Trigger Event.

The following table summarizes Ting's borrowings under the Unit Purchase Agreement (Dollar amounts in thousands of U.S. dollars):

	March 31, 2026	December 31, 2025

Opening Balance	$137,252	$122,556
Add: Accretion of redeemable preferred units(1)	5,032	14,696
Redeemable preferred shares balance	142,284	137,252
Less: Deferred preferred financing costs	(260)	(289)
Total Redeemable preferred units	$142,024	$136,963

(1) Ting capitalizes interest expenses directly attributable to the development of qualifying assets. Qualifying assets include IUS, AUC, equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the three months ended March 31, 2026 and March 31, 2025 Ting capitalized $0.1 million of interest expenses pertaining to the redeemable preferred units directly attributable to the development of certain AUC assets.

Return Breach and Trigger Event

On December 1, 2025, Ting received written notice from Generate asserting that a Return Breach had occurred due to Ting’s failure to pay the quarterly preferred return for the second and third quarter of 2025 and the failure to cure such nonpayment within 60 days of notice from Generate thereof. Generate further asserted that such Return Breach constituted a Trigger Event under the Ting Fiber LLC Amended and Restated Limited Liability Company Agreement, dated as of August 11, 2022 (the "LLC Agreement") and reserved its rights to pursue available remedies under the LLC Agreement and applicable law. Such remedies include the right to elect conversion of the Series A Preferred Units into common units of Ting and a call right to purchase certain fiber network assets of Ting at the lower of the fair market value of such assets, and the aggregate invested capital in such assets plus 10%. Generate has not exercised either of these rights as of March 31, 2026.

Additionally, as a result of the Return Breach and related Trigger Event asserted by Generate on December 1, 2025, Generate has the ability, at its option, to make a request for redemption of all Series A Preferred Units, requiring Ting to redeem all outstanding Series A Preferred Units within 30 days of such request (a "Redemption Request"). The redemption price under such a request includes the original issue price, any unsatisfied preferred return, as well as a make-whole premium. As Ting would be required to settle the obligation within 30 days of a Redemption Request being submitted, the redeemable preferred units were reclassified from long term to current liabilities in the Consolidated Balance Sheet as of December 31, 2025. If Ting did receive a Redemption Request from Generate, Ting would be required to pay Generate an estimated $204.9 million, representing the redemption price. As of March 31, 2026, Generate had not submitted a redemption request, and payment of the Redemption Price was not due.

The rights asserted by Generate in connection with the Return Breach relate to Ting and its subsidiaries, and such rights under the LLC Agreement do not extend to, or otherwise impose any liability upon, Tucows Inc. or its other subsidiaries. Under the LLC Agreement, the remedies available to Generate following a Return Breach are limited to the equity interests and assets of Ting and its subsidiaries, and are subordinate to the rights of the secured noteholders under Ting's asset-backed securitization facilities. Accordingly, the occurrence of the Return Breach and any exercise of rights by Generate do not affect Ting's securitized debt structure and have no impact on the ABS facilities or the collateral securing them. Further, there is no impact of the Return Breach or Trigger Event on the Company's 2023 Credit Facility described in "Note 7. Long Term Debt."

20. Commitments and Contingencies

(a) The Company has several non-cancelable lease and purchase obligations primarily for general office facilities, service contracts for mobile telephone services and equipment that expire over the next ten years. Future minimum payments under these agreements are as follows (Dollar amounts in thousands of U.S. dollars):

Contractual Obligations for the period ended March 31, 2026	Capital Purchase Obligations	Purchase Obligations (1)	Total Obligations

Remainder of 2026	$3,522	$1,871	$5,393
2027	-	1,390	1,390
2028	-	864	864
2029	-	737	737
2030	-	532	532
Thereafter	-	1,074	1,074
	$3,522	$6,468	$9,990

(1) Purchase obligations include all other legally binding service contracts for mobile telephone services and other operational agreements to be delivered during the remainder of 2026 and subsequent years.

(b)  On February 9, 2015 Ting Fiber, Inc.(“Ting”) entered into a lease and network operation agreement with the City of Westminster, Maryland (the “City”) relating to the deployment of a new fiber network throughout the Westminster area (“WFN”). The agreement had an initial term of ten years, which expired in 2024. Following the expiration of the initial term, Ting and the City have continued to operate under the existing terms of the agreement while actively negotiating a new agreement.

Under the agreement, the City will finance, construct, and maintain the WFN which will be leased to Ting for a period of ten years. The network will be constructed in phases, the scope and timing of which shall be determined by the City, in cooperation with Ting.

Under the terms of the agreement, Ting may be required to advance funds to the City in the event of a quarterly shortfall between the City’s revenue from leasing the network to Ting and the City’s debt service requirements relating to financing of the network. Ting could be responsible for shortfalls between $50,000 and $150,000 per quarter. In 2016, the City entered into financing for the construction of the WFN which allows the City to draw up to $21.0 million from their lenders over the next five years with interest only payments during that period with a loan maturity of 30 years. As of March 31, 2026, the City has drawn $16.2 million and the City’s revenues from Ting exceeded the City’s debt service requirements. The Company does not believe it will be responsible for any shortfall in the remainder of 2026.

(c) On September 17, 2018 Ting entered into a non-exclusive access and use agreement with SiFi Networks Fullerton, LLC (“SiFi”). The agreement established a fifteen-year term during which Ting has the non-exclusive right to act as an Internet service provider for a fiber-optic network constructed in the city of Fullerton, California. Under the terms of the agreement, SiFi is fully responsible for constructing, operating and maintaining a wholesale fiber-optic network, as well as the financing of those activities.

Ting is responsible for paying a fee per subscriber to SiFi. Through a “take or pay” arrangement, Ting has agreed to certain minimum charges based on minimum subscriber rates. These minimum fees are variable based on the percentage completion of the fiber optic network, and thus have not been considered an unconditional purchase obligation for the purposes of the table in Note 20 (a). Ting is currently disputing certain charges from SiFi and has ceased accruing for these amounts. The Company expects the maximum exposure from these disputed charges is $0.3 million as of March 31, 2026. The commitment amounts disclosed in the schedule reflect only the charges that Ting continues to accrue. Given the ongoing dispute, these amounts may be subject to change.

(d) On November 4, 2019 Ting entered into an access and use agreement with Netly, LLC, acquired by Ubiquity Management, LLC ("Ubiquity") in Fiscal 2022. The agreement establishes twelve-year term wherein Ting will be granted the right to act as an Internet service provider for fiber-optic networks being constructed in and around the cities of Solana Beach, California. Under the terms of the agreement, Ting will have a 3-year “Headstart” period over each completed segment of the network, whereby Ting shall be the exclusive provider of services to subscribers during the “Headstart” period. Ubiquity is fully responsible for constructing, operating and maintaining a wholesale fiber optic network, as well as the financing of those activities.

Ting is responsible for paying a fee per subscriber to Ubiquity, as well as an unlit door fee for each serviceable address not subscribed. Through a “take or pay” arrangement, Ting has agreed to certain minimum charges based on minimum subscriber rates. To the extent that construction of the fiber optic network is complete, our minimum commitments have been included in the contractual lease obligations of the table in Note 20 (a). The Company has an ongoing billing dispute with Ubiquity regarding the rates and methodology under which it can invoice our Ting Fiber division for our operations. For the purposes of calculating the table in Note 20 (a), the Company reflected its future commitment under this agreement consistent with the amounts it has historically accrued in accordance with ASC 450-20 Loss Contingencies and, in accordance with the definition of probable loss described therein, and paid. At this time the Company believes that the probability that this dispute will have a material adverse effect on the business, operating results or financial condition is remote.

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

(h) In the normal course of its operations, the Company becomes involved in various legal claims and lawsuits. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of March 31, 2026 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial position.

21. Additional Financial Information

The following tables provide additional financial information related to our Condensed Consolidated Financial statements:

Balance Sheet Information
	March 31,	December 31,
Prepaid expenses and other	2026	2025
Prepaid expenses and deposits	$17,355	$24,177
Income tax receivable	149	111
Inventory	3,188	3,872
Contract asset	485	1,004
Assets held for sale	-	211
Prepaid expenses and other	$21,177	$29,375

Other Assets
Investments	$2,012	$2,012
Contract costs	2,538	2,252
Contract asset - long term	-	114
Total other assets	$4,550	$4,378

Accounts payable and accrued liabilities
Accounts payable	$9,537	$9,898
Accrued liabilities	23,546	25,374
Total accounts payable and accrued liabilities	$33,083	$35,272

Other Current Liabilities
Customer deposits	$17,558	$17,369
Accreditation fees payable	659	594
Income taxes payable	1,360	2,802
Total other current liabilities	$19,577	$20,765

Inventories

The components of the inventories as of March 31, 2026 and December 31, 2025 were as follows (Dollar amounts in thousands of U.S. dollars):

	March 31,	December 31,
	2026	2025
Raw materials	$1,875	$1,923
Finished goods	1,313	1,949
Total Inventories	$3,188	$3,872

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the competition we expect to encounter as our business develops and competes in a broader range of Internet services, the Company's foreign currency requirements, specifically for the Canadian dollar, Euro and Indian Rupee; Wavelo, and Ting subscriber growth and retention rates; the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential generic top level domain (“gTLD”) expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and the impact it may have on related revenues; our belief regarding the underlying platform for our domain services; our expectation regarding the trend of sales of domain names; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our credit losses; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding liquidity and capital requirements of the Ting internet business as well as the outcome of any process to access strategic alternatives for this business; our expectations regarding the evaluation of our strategic alternatives for Ting; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds; our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; our partnership arrangement with an affiliate of Generate (as defined below); and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:

•	Our ability to continue to generate sufficient working capital to meet our operating requirements;

•	Our ability to service our debt commitments and preferred unit commitments;

•	Our ability to maintain a good working relationship with our vendors and customers;

•	The ability of vendors to continue to supply our needs;

•	Actions by our competitors;

•	Our ability to attract and retain qualified personnel in our business and address operational efficiencies;

•	Our ability to effectively manage our business;

•	The effects of any material impairment of our goodwill or other indefinite-lived intangible assets;

•	Our ability to obtain and maintain approvals from regulatory authorities on regulatory issues;

•

Our ability to invest in the build-out of fiber networks into selected towns and cities to provide Internet access services to residential and commercial customers while maintaining the development and sales of our established services;

•

Adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, including with respect to the impact of the Tax Cuts and Jobs Act of 2017 and, the Organization for Economic Cooperation and Development ("OECD") model global minimum tax rules;

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

•

Factors set forth under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 12, 2026 (the “2025 Annual Report”) and in "Item 1A Risk Factors" in Part II of this Quarterly Report.

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

For the three months ended March 31, 2026 and March 31, 2025, we reported net revenue of $96.7 million and $94.6 million, respectively.

Ting

Ting and its wholly owned subsidiaries - Cedar and Simply Bits, includes the provision of high-speed Internet access services to select towns throughout the United States, with operations focused on serving existing markets. Our primary sales channel is through the Ting website. The primary focus of this segment is to provide reliable Gigabit Fiber and Fixed Internet services to consumer and business customers. Revenues from Ting Internet are all generated in the U.S. and are billed on a monthly basis and have no fixed contract terms, aside from certain bespoke contracts with business customers.

As of March 31, 2026, Ting Internet had access to 126,000 owned infrastructure serviceable addresses, 123,000 partner infrastructure serviceable addresses and 57,000 active subscribers under its management; compared to having access to 133,000 owned infrastructure serviceable addresses, 54,000 partner infrastructure serviceable addresses and 52,000 active subscribers under its management as of March 31, 2025. These figures exclude any changes in serviceable addresses and accounts attributable to Simply Bits.

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

Wholesale, primarily branded as OpenSRS, ENom, EPAG and Ascio, derives revenue from its domain name registration service. Together the OpenSRS, ENom, EPAG and Ascio Domain Services manage 21.5 million domain names under the Tucows, ENom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management have decreased by 2.8 million since March 31, 2025.

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

Retail, primarily Hover, derives revenues from the sale of domain name registration and email services to individuals and small businesses. Our retail domain services also include our Personal Names Service – based on over 34,000 surname domains – that allows roughly two-thirds of Americans to purchase an email address based on their last name. The retail segment now includes the sale of the rights to its portfolio of surname domains used in connection with our RealNames email service and our Exact Hosting Service, that provides Linux hosting services for individuals and small business websites.

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

Ting Internet	March 31,
	2026	2025
	(in '000's)
Ting Internet accounts under management	57	52
Ting Internet owned infrastructure serviceable addresses (1)	126	133
Ting Internet partner infrastructure serviceable addresses (1)	123	54

(1)	Defined as premises to which Ting has the capability to provide a customer connection in a service area.

Tucows Domains	March 31,
	2026	2025
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisioned (1)	5,190	5,624
Domains under management	21,458	24,286

(1)	Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

Adjusted EBITDA

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

Ting

As an ISP, we have invested and expect to continue to invest in selective fiber to the home (“FTTH”) deployments in select markets in the United States. The investments are a reflection of our ongoing efforts to build FTTH networks via strategic partnerships in communities we identify as having strong, unmet demand for FTTH services. Given the significant upfront build and operational investments for these FTTH deployments, there is risk that we may not fully recover these investments as a result of future technological and regulatory changes, competitive responses from incumbent local providers, and slower than expected market penetration or otherwise.

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

In addition, as previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on December 5, 2025, on December 1, 2025, Ting received written notice from Generate, the holder of Ting’s Series A Preferred Units, asserting that under the Ting Fiber LLC Amended and Restated Limited Liability Company Agreement, dated as of August 11, 2022 (the “LLC Agreement”), a Return Breach and a Trigger Event has occurred as a result of Ting’s failure to pay the quarterly preferred return for two consecutive quarters. Generate has reserved its right to pursue remedies available under the LLC Agreement and applicable law, including the ability to make a request for redemption of all Series A Preferred Units (a “Redemption Request”). As of the date of this report, Generate has not submitted a request for the redemption of all Series A Preferred Units nor sought to exercise any of its remedies under the LLC Agreement. Refer to “Note 19. Redeemable Preferred Units” to the Consolidated Financial Statements for further details.

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

Substantially all of our Tucows Domains revenue is derived from domain name registrations and related value-added services from wholesale and retail customers using our provisioning and management platforms. The market for wholesale registrar services is both price sensitive and competitive and is evolving with the introduction of new gTLDs, particularly for large volume customers, such as large web hosting companies and owners of large portfolios of domain names. We have a relatively limited ability to increase the pricing of domain name registrations without negatively impacting our ability to maintain or grow our customer base. Growth in our Tucows Domains revenue is dependent upon our ability to continue to attract and retain customers by maintaining consistent domain name registration and value-added service renewal rates and to grow our customer relationships through refining, evolving and improving our provisioning platforms and customer service for both resellers and end-users. In addition, Tucows Domains also generate revenues through the sale of names from our portfolio of domain names and through the OpenSRS, ENom, and Ascio Domain Expiry Streams. Our domains under management and transactions saw a moderate decrease in the latter half of Fiscal 2025, largely as a result of select, low margin customers taking their business in-house. These fluctuations occur occasionally in our business, and with broad, diverse and global nature of our reseller base ensures that margin remains healthy, and will be augmented by the strategies discussed above to continue to grow our revenue base.

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

Additionally, as part of the EchoStar Purchase Agreement, the Company retained a small number of customer accounts associated with one MNO agreement that was not reassigned to EchoStar at time of sale. The Company was subject to the minimum commitments previously agreed to with this excluded MNO agreement. The Company was able to continue adding customers under the excluded MNO network in order to meet the commitment. However, with no direct ability to change customer pricing and limited ability to renegotiate contract costs or significant terms, the Company was unable to meet the minimum commitments with this MNO partner and incurred significant penalties through the prior year; and continued to incur penalties until such a time that the term of the contract completed in January 2026. As of March 31, 2026, the Company accrued $0.2 million in penalties associated with the minimum commitment shortfall in the current period. Beyond the term of the contract, the agreement continues month-to-month thereafter, with no expected penalties in the month-to-month arrangement. However, if the Company seeks negotiation to renew the contract for an extended term in support of more favorable per-subscriber rates to improve the margin profile associated with the business, we may be bound by minimum commitments once again. These could be in excess of our customer-based usage, which could increase our cost of revenues and negatively impact our financial results.

Critical Accounting Estimates

The preparation of our Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience, available market information, as applicable, and on various other assumptions that are believed to be reasonable under the circumstances at the time they are made. Under different assumptions or conditions, the actual results will differ, potentially materially, from those previously estimated. Many of the conditions impacting these assumptions and estimates are outside of the Company's control. Management evaluates its estimates on an on-going basis. There have been no material changes to the critical accounting estimates as previously disclosed in Part II, Item 8 of our 2025 Annual Report as of the reporting date.

RESULTS OF OPERATIONS FOR THE three months ended March 31, 2026 AS COMPARED TO THE three months ended March 31, 2025

NET REVENUES

Ting

Ting and its subsidiaries, Cedar and Simply Bits, includes the provision of high-speed Internet access services to select towns throughout the United States. Our primary sales channel is through the Ting website. The primary focus of this segment is to provide reliable Gigabit Fiber and Fixed Wireless Internet services to consumer and business customers. Generally, Ting Internet services have no fixed contract terms, aside from certain bespoke contracts with business customers.

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

Our construction services generate revenue from the design, construction, and installation of a fiber optic network for a specific customer contract. Control of the network infrastructure transfers to the customer as it is constructed. Revenue from network construction is recognized over time, as Ting’s performance creates or enhances an asset that the customer controls as it is being constructed. Progress toward completion is measured using an output method, based primarily on network build milestones such as served addresses completed and accepted by the customer. Amounts billed in advance of revenue recognition are recorded as contract liabilities, while amounts recognized in excess of billings are recorded as contract assets. Where services require installation, revenue is not recognized until a customer's service is activated.

In each case, the Company records a reduction of revenues that reflects expected refunds, rebates, and credit card charge-backs at the time of the sale based on historical experiences and current expectations.

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

Corporate and other - Mobile services and eliminations

Although we still provide mobile telephony services to a small subset of customers retained through the Ting Mobile brand as part of the EchoStar Purchase Agreement executed in Fiscal 2020, this revenue stream no longer represents the Company's strategic focus going forward. Instead, we have transitioned towards being a platform provider for CSPs globally via Wavelo. Retail telephony services and transition services revenues are not part of our reportable segments under ASC 280 Segment Reporting ("ASC 280") and their results are presented as part of the All Other category.

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

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2026	2025

Ting:
Fiber Internet Services	$17,128	$16,315
Construction services	2,246	-
Total Ting	19,374	16,315

Wavelo:
Platform Services	11,561	11,396
Other professional services	-	-
Total Wavelo	11,561	11,396

Tucows Domains:
Wholesale
Domain Services	48,805	50,004
Value Added Services	5,460	5,903
Total Wholesale	54,265	55,907

Retail	9,835	9,348
Total Tucows Domains	64,100	65,255

Corporate and all other*:
Mobile services and eliminations	1,622	1,643

	$96,657	$94,609
Increase over prior period	$2,048
Increase - percentage	2%

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

The following table presents our net revenues, by revenue source, as a percentage of total net revenues (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2026	2025

Ting:
Fiber Internet Services	18%	17%
Construction services	2%	0%
Total Ting	20%	17%

Wavelo:
Platform Services	12%	12%
Other professional services	0%	0%
Total Wavelo	12%	12%

Tucows Domains:
Wholesale
Domain Services	50%	53%
Value Added Services	6%	6%
Total Wholesale	56%	59%

Retail	10%	10%
Total Tucows Domains	66%	69%

Corporate and all other*:
Mobile services and eliminations	2%	2%

	100%	100%

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

Total net revenues for the three months ended March 31, 2026 increased by $2.1 million, or 2%, to $96.7 million when compared to the three months ended March 31, 2025. The increase in net revenue was driven by Ting and Wavelo; partially offset by a decline in revenues from Tucows Domains and Mobile Services and eliminations. The Ting segment increased $3.1 million in the current period as a result of subscriber growth on our Fiber network across the United States, as well as new construction revenue in Laguna Woods Village, California, United States. The Wavelo segment increased $0.2 million in the current period primarily driven by increased revenues from both existing and new customers. The Tucows Domains segment decreased $1.2 million primarily driven by a decline in domain names under management.

Contract liabilities at March 31, 2026 increased by $4.9 million to $157.8 million from $152.9 million at December 31, 2025. This was primarily driven by Tucows Domains as a result of the increase in current period billings for domain name registrations and service renewals, characteristic of the seasonal renewal pattern we see during the beginning of a fiscal year. This was furthered by a small increase in Wavelo from deferral of bundled professional services available in select customer contracts, that will be recognized into revenue as we provide those services.

A customer, EchoStar, within our Wavelo segment accounted for 11.4% of total net revenue during the three months ended March 31, 2026 and 11.5% of total net revenues during the three months ended March 31, 2025. EchoStar accounted for 50% of total accounts receivable at March 31, 2026 and 44% of total accounts receivable at December 31, 2025. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Our expected credit losses were $1.4 million and $1.3 million as of March 31, 2026 and December 31, 2025, respectively. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Ting

Ting generated $19.4 million in net revenue during the three months ended March 31, 2026, up $3.1 million, or 19%, compared to the three months ended March 31, 2025. This growth is driven primarily by new construction revenue and service revenue from Laguna Woods Village, California, United States, as well as by subscriber growth across our Fiber network and the continued growth of available serviceable addresses in Ting towns throughout the United States.

As of March 31, 2026, Ting Internet had access to 126,000 owned infrastructure serviceable addresses, 123,000 partner infrastructure serviceable addresses and 57,000 active subscribers under its management; compared to having access to 133,000 owned infrastructure serviceable addresses, 54,000 partner infrastructure serviceable addresses and 52,000 active subscribers under its management as of March 31, 2025. These figures exclude any changes in serviceable addresses and accounts attributable to the Simply Bits acquisition.

Wavelo

Platform Services

Net revenues from Wavelo Platform Services for the three months ended March 31, 2026, increased by $0.2 million, or 1%, to $11.6 million as compared to the three months ended March 31, 2025. The increase in net revenue is driven by incremental revenues from existing customers, as well as new customers. Wavelo revenues continue to benefit from our customer's own subscriber growth. Intersegment revenues earned for provision of services on the ISOS and SM platforms between Wavelo and Ting are included in Wavelo's segment revenues for purposes of segment analysis, but are ultimately eliminated upon consolidation. The elimination impact is presented below in Corporate and all other - Mobile Services and Eliminations.

Other Professional Services

Net revenues from Other Professional Services was NIL million for both the three months ended March 31, 2026 and the three months ended March 31, 2025. These revenues relate to the provision of standalone technology services development work for our CSP customers and are non-recurring and often one-time in nature, and can be expected to fluctuate period over period. These revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed no standalone professional services for our customers.

Tucows Domains

Wholesale - Domain Services

During the three months ended March 31, 2026, Wholesale domain services net revenue decreased by $1.2 million, or 2%, to $48.8 million as compared to the three months ended March 31, 2025. Decreases from Wholesale domain registrations were driven by lower billings due to a decline in domain names under management since March 31, 2025.

As of March 31, 2026, together, the OpenSRS, ENom, EPAG, and Ascio Domain Services manage 21.5 million domain names under the Tucows, ENom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management was down by 2.8 million domain names, or 12%, since March 31, 2025, driven by some resellers migrating management of their domains in-house.

Wholesale - Value Added Services

During the three months ended March 31, 2026, value-added services net revenue decreased by $0.4 million, or 7%, to $5.5 million as compared to the three months ended March 31, 2025. The decrease in value-added service revenue was driven by both a reduction of expired names going to auction as well as a reduction in share of auction proceeds from the underlying auctioneer.

Retail

During the three months ended March 31, 2026, retail domain services net revenue increased by $0.5 million, or 5%, to $9.8 million as compared to the three months ended March 31, 2025. This was driven by increased retail names sales in the current period due to passthrough price increases driven by registry side cost increases.

Corporate and all other - Mobile Services and Eliminations

Net revenues from Mobile Services and eliminations for the three months ended March 31, 2026 decreased by less than $0.1 million to $1.6 million, as compared to the three months ended March 31, 2025. This decrease was a result of increased elimination impact for Intersegment revenues as underlying subscriber growth in both Ting and Mobile Services increases the revenues earned by Wavelo for providing platform services to these businesses.

COST OF REVENUES

Ting

Cost of revenues primarily includes the costs for provisioning high speed Internet access for Ting and its subsidiaries, Cedar and Simply Bits, which is comprised of network access fees paid to third-parties to use their network, leased circuit costs to directly support enterprise customers, the personnel and related expenses (excluding costs eligible for capitalization) for the physical planning, design, construction, and build out of the physical Fiber network, and as well as personnel and related expenses (excluding costs eligible for capitalization) for the installation, activation, repair, maintenance and overall field service delivery of the Ting business. Other costs include field vehicle expenses, and small sundry equipment and supplies consumed in building the Fiber network.

Cost of revenues for construction services relate to costs for the design, construction, and installation of a fiber optic network for a specific customer contract. Control of the network infrastructure transfers to the customer as it is constructed.

Wavelo

Platform Services

Cost of revenues to provide the MONOS, ISOS and SM platforms, as well as our legacy Platypus ISP Billing software services including network access, provisioning and billing services for CSPs. This includes the amortization of any capitalized contract fulfillment costs over the period consistent with the pattern of transferring network access, provisioning and billing services to which the cost relates. Additionally, this includes any fees paid to third-party public cloud hosting or other service providers for customer-specific platform deployment or delivery costs.

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

Network Expenses

Network expenses include personnel and related expenses related to platform and network site reliability engineering, network operations centers, IT infrastructure, and supply chain teams that support our various business segments. It also includes the depreciation and any impairment charges of property and equipment related to our networks and platforms, amortization of any intangible assets related to our networks and platforms, communication and productivity tool costs, and equipment maintenance costs. Communication and productivity tool costs include collaboration, customer support, bandwidth, co-location and provisioning costs we incur to support the supply of all our services across our segments.

The following table presents our cost of revenues, by revenue source:

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2026	2025

Ting:
Fiber Internet Services	$6,620	$5,837
Construction services	2,007	-
Total Ting	8,627	5,837

Wavelo:
Platform Services	326	137
Other professional services	-	-
Total Wavelo	326	137

Tucows Domains:
Wholesale
Domain Services	38,782	40,381
Value Added Services	320	480
Total Wholesale	39,102	40,861

Retail	4,253	4,179
Total Tucows Domains	43,355	45,040

Corporate and all other*:
Mobile services and eliminations	4,576	4,147

Network Expenses:
Network, other costs	5,868	5,175
Network, depreciation and amortization	9,775	10,742
	15,643	15,917

	$72,527	$71,078
Increase over prior period	$1,449
Increase - percentage	2%

*Corporate and all other includes costs from Ting Mobile, corporate overhead functions, and other activities that do not meet the criteria for separate reportable segment disclosure under ASC 280. Ting Mobile is not managed as a separate reportable segment and is included within Corporate and all other for purposes of segment reporting. Intersegment revenues and expenses are eliminated in consolidation.

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	For the Three Months Ended March 31,
	2026	2025

Ting:
Fiber Internet Services	9%	8%
Construction services	3%	0%
Total Ting	12%	8%

Wavelo:
Platform Services	0%	0%
Other professional services	0%	0%
Total Wavelo	0%	0%

Tucows Domains:
Wholesale
Domain Services	54%	57%
Value Added Services	0%	1%
Total Wholesale	54%	58%

Retail	6%	6%
Total Tucows Domains	60%	64%

Corporate and all other*:
Mobile services and eliminations	7%	5%

Network Expenses:
Network, other costs	8%	7%
Network, depreciation and amortization	13%	16%
	21%	23%

	100%	100%

*Corporate and all other includes costs from Ting Mobile, corporate overhead functions, and other activities that do not meet the criteria for separate reportable segment disclosure under ASC 280. Ting Mobile is not managed as a separate reportable segment and is included within Corporate and all other for purposes of segment reporting. Intersegment revenues and expenses are eliminated in consolidation.

Total cost of revenues for the three months ended March 31, 2026, increased by $1.4 million, or 2%, to $72.5 million from $71.1 million in the three months ended March 31, 2025. The three-month increase in cost of revenues was driven by increases across Ting, Mobile Service and eliminations, and Wavelo of $2.8 million, $0.4 million, and $0.2 million, respectively. The increase in Ting of $2.8 million was driven by the costs of revenues associated with growth in active subscribers, as well as new costs associated with construction services. The increase in Mobile Services and eliminations of $0.4 million was primarily a result of higher mobile telephony services costs due to plan mix changes impacting usage in the current period. The increase in Wavelo of $0.2 million was primarily driven by the recognition of project costs related to bundled professional services. These increases were partially offset by decreases in Tucows Domains and Network Expenses of $1.7 million and $0.3 million, respectively. The decrease in Tucows Domains of $1.7 million was primarily driven by a decline in domain names under management. The decrease in Network Expenses of $0.3 million was primarily driven by depreciation of all non-network assets, some of which were previously depreciated in network depreciation, being reclassified to operating expenses.

Deferred costs of fulfillment as of March 31, 2026, increased by $4.8 million, or 4%, to $117.8 million from $113.0 million at December 31, 2025. This was primarily driven by Tucows Domains with an increase of $3.3 million from the increase in current period billings for domain name registrations and service renewals, characteristic of the seasonal renewal pattern we see during the beginning of a Fiscal Year. This was furthered by an increase in Ting of $1.4 million related to Laguna Woods Village, California, United States construction mobilization.

Ting

During the three months ended March 31, 2026, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar and Simply Bits, increased by $2.8 million, or 48%, to $8.6 million as compared to the three months ended March 31, 2025. This is aligned with the subscriber and serviceable address growth across our Fiber network, as well as new costs associated with construction services, consistent with the discussion in the Net Revenue section above. This was furthered by a one-time activation costs accounting adjustment.

Wavelo

Platform Services

Cost of revenues from Wavelo Platform Services for the three months ended March 31, 2026 increased by $0.2 million, or  138%, to $0.3 million as compared to the three months ended March 31, 2025. This was primarily driven by the recognition of project costs related to providing bundled professional services to EchoStar.

Other Professional Services

Cost of revenues from Other Professional Services was NIL million for both the three months ended March 31, 2026 and for the three months ended March 31, 2025. Costs of revenues to provide other professional services change depending on the nature and scope of work we are engaged to perform for our customers for select statements of work. These cost of revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed no standalone professional services for our customers. This is aligned to the net revenues from other professional services discussed above.

Tucows Domains

Wholesale - Domain Services

Costs for Wholesale domain services for the three months ended March 31, 2026, decreased by $1.6 million, or 4%, to $38.8 million, as compared to $40.4 million for the three months ended March 31, 2025. Decreases from Wholesale domain registrations were primarily driven by a decline in domain names under management since March 31, 2025 as some resellers migrated management of their domains in-house. The decrease is aligned to the decrease in Net Revenues discussed above.

Wholesale - Value-Added Services

Costs for wholesale value-added services for the three months ended March 31, 2026, decreased by $0.2 million, or 33%, to $0.3 million, as compared to $0.5 million for the three months ended March 31, 2025. This decrease was driven by a reduction in share commission rate, as well as a reduction in expiry names going to auction. This is aligned to the discussion in Net Revenues above.

Retail

Costs for retail domain services for the three months ended March 31, 2026, increased by $0.1 million, or 2%, to $4.3 million, as compared to $4.2 million for the three months ended March 31, 2025. Increases were driven by an increase in retail name sales as well as various registry gTLD cost increases. This is aligned to the discussion in Net Revenues above.

Corporate and all other - Mobile Services and Eliminations

Cost of revenues from Mobile Services and Eliminations for the three months ended March 31, 2026, increased by $0.4 million or 10%, to $4.6 million, as compared to $4.1 million for the three months ended March 31, 2025. The increase is primarily driven by increased costs associated with mobile telephony services from the small group of customers retained by the Company as part of the EchoStar Purchase Agreement. The Company accrued $0.2 million in minimum penalties associated with the MNO minimum commitment shortfall in the three months ended March 31, 2026, as compared to $1.3 million in the three months ended March 31, 2025. The company incurred penalties through January 2026, at which point the initial term of the contract was complete. The contract automatically continued month-to-month thereafter, with no expected penalties in the month-to-month arrangement.

Network Expenses

Network expenses for the three months ended March 31, 2026, decreased by $0.3 million or 2%, to $15.6 million, as compared to $15.9 million for the three months ended March 31, 2025. The decrease was primarily driven by depreciation of all non-network assets, some of which were previously depreciated in network depreciation, being reclassified to operating expenses.

SALES AND MARKETING

Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2026	2025
Sales and marketing	$12,103	$10,991
Increase over prior period	$1,112
Increase - percentage	10%
Percentage of net revenues	13%	12%

Sales and marketing expenses for the three months ended March 31, 2026 increased by $1.1 million, or 10%, to $12.1 million as compared to the three months ended March 31, 2025. The increase was primarily driven by marketing, commissions, and contracted labor spend as Ting ramps up marketing and customer acquisition efforts. This was furthered by a slight increase in contracted labor and marketing spend as Wavelo attempts to grow its pipeline and team in support of top line growth.

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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2026	2025
Technical operations and development	$4,431	$4,407
Increase (decrease) over prior period	$24
Increase (decrease) - percentage	1%
Percentage of net revenues	5%	5%

Technical operations and development expenses for the three months ended March 31, 2026 remained flat at $4.4 million when compared to the three months ended March 31, 2025.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2026	2025
General and administrative	$9,828	$9,242
Increase over prior period	$586
Increase - percentage	6%
Percentage of net revenues	10%	10%

General and administrative expenses for the three months ended March 31, 2026, increased by $0.6 million or 6%, to $9.8 million as compared to the three months ended March 31, 2025. The increase was primarily driven by unfavorable foreign exchange impact in the current period, as well as increase in professional fees incurred.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2026	2025
Depreciation of property and equipment	$461	$84
Increase over prior period	$377
Increase - percentage	449%
Percentage of net revenues	0%	0%

Depreciation costs for the three months ended March 31, 2026, increased by $0.4 million, to $0.5 million as compared to the three months ended March 31, 2025. The increase was primarily driven by depreciation of all non-network assets, some of which were previously depreciated in network depreciation, being reclassified to operating expenses.

AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2026	2025
Amortization of intangible assets	$738	$840
Decrease over prior period	$(102)
Decrease - percentage	(12)%
Percentage of net revenues	1%	1%

Amortization of intangible assets for the three months ended March 31, 2026, decreased by $0.1 million, or 12%, to $0.7 million as compared to the three months ended March 31, 2025. The decrease was driven by the disposition of select customer relationship assets in Cedar Networks, acquired in Fiscal 2020, as well as the completed amortization of Tucows Delaware brand assets acquired in the fiscal year ending December 31, 2005 (“Fiscal 2005”), which was completed in March 2025.

LOSS (GAIN) ON DISPOSITION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2026		2025
Loss (gain) on disposition of property and equipment	$876		$-
Increase over prior period	$876
Increase - percentage	N/A	%
Percentage of net revenues	1%		-%

In the three months ended March 31, 2026, the Company recorded a loss on disposition of property and equipment of $0.9 million. This was primarily related to the disposition of Ting contract assets and materials and supplies held for capital projects. There were no such dispositions in the three months ended March 31, 2025.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2026	2025
Other income (expense), net	$(11,408)	$(10,934)
Increase (decrease) over prior period	$(474)
Increase (decrease) - percentage	4%
Percentage of net revenues	12%	12%

Other income (expenses) during the three months ended March 31, 2026, decreased by $0.5 million when compared to the three months ended March 31, 2025. The decrease in income was primarily driven by lower interest income and lower income earned on sale of Transferred Assets to EchoStar. Interest income decreased by $0.2 million due to reduced money market fund interest income from falling interest rates. Other income decreased by $0.2 million due to a decrease in income earned on the sale of transferred assets to EchoStar as a result of normal churn, as expected.

INCOME TAXES

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended March 31,
	2026	2025
Provision for income taxes	$2,392	$2,166
Increase in provision over prior period	$226
Increase - percentage	10%
Effective tax rate	(15)%	(17)%

Income tax expense for the  three months ended March 31, 2026, increased by $0.2 million, when compared to the three months ended March 31, 2025. The change in the effective tax rate is primarily due to the impact of foreign operations.

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

The following table reconciles net income (loss) to adjusted EBITDA:

Reconciliation of Net income (loss) before Provision for Income Taxes to Adjusted EBITDA	Three Months Ended March 31,
(In Thousands of U.S. Dollars)	2026	2025

Net Income (Loss) for the period	$(18,107)	$(15,133)
Less:
Provision for income taxes	2,392	2,166
Depreciation of property and equipment	9,871	10,460
Impairment and loss (gain) on disposition of property and equipment	1,156	204
Amortization of intangible assets	1,103	1,205
Interest expense, net	13,865	13,613
Stock-based compensation	1,094	1,505
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	194	(364)
Acquisition and other costs (1)	99	15

Adjusted EBITDA	$11,667	$13,671

1 Acquisition and other costs represent transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.

Adjusted EBITDA decreased by $2.0 million, or 15%, to $11.7 million for the three months ended March 31, 2026, when compared to the three months ended March 31, 2025. The decrease in Adjusted EBITDA was primarily driven by decreases in Corporate and all other - Mobile Services and eliminations and Wavelo. The decrease in Corporate and all other - Mobile Services and eliminations contribution of $1.7 million was driven by increased corporate operating expenses, primarily foreign exchange and professional fees incurred in the current period, as well as increasing MNO minimum commitments and increasing subscriber usage costs. Wavelo's contribution decreased by $0.8 million, primarily driven by operating cost expansion and increased sales and marketing spend in service of growth and go-to-market activities. These decreases in Adjusted EBITDA were partially offset by increases in Ting and Tucows Domains. Ting contribution increased by $0.4 million, primarily driven by subscriber growth across the markets we serve and new construction revenue. Tucows Domains contribution increased by $0.1 million despite declining domain names under management due strong retail performance and the timing of prior period cost adjustments.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, our cash and cash equivalents balance decreased by $2.5 million, our funds held by trustee balance remained flat, and our secured notes reserve funds balance increased by $0.1 million when compared to December 31, 2025. The decrease in our cash balance was driven primarily by $5.5 million for additions to property and equipment and $0.9 million related to the acquisition of intangible assets. These decreases were offset by $3.5 million from cash provided by operating activities and $0.6 million proceeds on disposal of property and equipment by Ting.

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

On September 8, 2025, the Borrowers entered into a one-year Extension Agreement (the “Extension Agreement”). The Extension Agreement extends the term of the 2023 Credit Agreement through September 22, 2027. The material terms of the 2023 Credit Agreement remain unchanged; however, the Extension Agreement amends certain definitions relating to the treatment of specified expenses in the calculation of Adjusted EBITDA for purposes of the Total Funded Debt to Adjusted EBITDA Ratio financial covenant. In connection with the Extension Agreement, the Company incurred $0.4 million of fees paid to the Lenders. These fees have been reflected as reduction to the carrying amount of the loan payable and will be amortized over the extended term from September 2026 to September 2027

The 2023 Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Agreement requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio by maintaining at all times a Total Funded Debt to Adjusted EBITDA Ratio of not more than (i) 3.75:1.00; and (2) an interest coverage ratio by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio (as defined in the Extension Agreement) of not less than 3.00:1.00. As of March 31, 2026, the Company's leverage ratio was 3.29:1.00 and Interest Coverage Ratio was 4.12:1.00.

During the three months ended March 31, 2026, the Company did not make any repayments towards the 2023 Credit Facility. The Company ended March 31, 2026 with a remaining principal balance of $190.4 million, for which the required repayment is due in 2027.

As of March 31, 2026, the Company held contracts in the amount of $12.9 million with BMO to trade U.S. dollars in exchange for Canadian dollars under an uncommitted treasury risk management facility which assists the Company with hedging Canadian dollar exposures. Please see the discussion in the Material Cash Requirements section below.

Cash Flow from Operating Activities

Net cash inflows from operating activities during the three months ended March 31, 2026 totaled $3.5 million, compared to net cash outflows of $11.3 million when compared to the three months ended March 31, 2025, reflecting a $14.8 million year-over-year change.

Net loss during the three months ended March 31, 2026 was $18.1 million, and included non-cash charges and recoveries of $19.5 million such as depreciation, impairment of property and equipment, accretion of redeemable preferred shares, loss (gain) on disposal of assets, stock-based compensation, amortization of debt discount and issuance costs, amortization of intangible assets, and deferred income taxes (recovery). This was offset by changes in our working capital, which resulted in a net cash inflow of $2.2 million from cash utilization of $9.6 million driven by deferred costs of fulfillment, accounts receivable, accrued liabilities, and accounts payable; partially offset by positive contributions of $11.6 million from prepaid expenses and deposits, and contract liabilities. This impact was partially offset by changes from other operating assets and liabilities of $0.2 million, including changes in contract assets, inventory, income taxes recoverable, customer deposits, and accreditation fees payable.

Cash Flow from Financing Activities

Net cash outflows from financing activities during the three months ended March 31, 2026 was zero, compared to a net cash outflow of $2.5 million in the three months ended March 31, 2025.

Cash Flow from Investing Activities

Net cash outflows from investing activities during the three months ended March 31, 2026 totaled $5.8 million, an increase of 29% when compared to the three months ended March 31, 2025. Cash outflows totaled $6.4 million, with $5.5 million primarily related to investment in property and equipment to support the continued expansion of select Ting Internet Fiber network footprints, and $0.9 million related to acquisition of intangible assets in Tucows Domains. These cash outflows were partially offset by $0.6 million cash inflow related to proceeds on disposal of Ting property and equipment.

Material Cash Requirements

As of March 31, 2026, the Company's Cash and cash equivalents, restricted cash and secured notes reserve funds balances totaled $61.9 million, of which $34.6 million belonged to Ting Internet and $27.3 million belonged to the other Tucows' segments.

In our 2025 Annual Report, we disclosed our material cash requirements of both the Ting segment as well as the other segments excluding Ting. As of March 31, 2026, other than the items mentioned below, there have been no other material changes to our material cash requirements outside the ordinary course of business.

Ting

As of March 31, 2026, the balance owing on the Unit Purchase Agreement was $142.0 million ("Note 19. Redeemable preferred units" of the Notes to the Condensed Consolidated Financial Statements included in Part I, of this report). On May 4, 2023, Tucows, through its indirect and wholly owned subsidiaries, including Ting Fiber, LLC entered into a definitive agreement relating to a securitized financing facility where Ting Issuer LLC, a Delaware limited liability company, issued the 2023 Term Notes for a total value of $238.5 million and 2024 Term Notes for a total value of $63.0 million ("Note 8. Notes Payable" of the Notes to the Condensed Consolidated Financial Statements included in Part I, of this report).

As of March 31, 2026, Ting had not paid the preferred return due under the Unit Purchase Agreement to Generate for four consecutive quarters amounting to $19.7 million in the aggregate. The unpaid interest for these quarters has been treated as payment-in-kind ("PIK") and added to the outstanding balance of the redeemable preferred units. On December 1, 2025, Ting received written notice from Generate asserting that a Return Breach and a Trigger Event had occurred as a result of Ting's failure to pay quarterly preferred return for two consecutive quarters and Generate reserved its rights to pursue certain remedies as described in "Note 19. Redeemable preferred units" to the Consolidated Financial Statements.

Ting incurred a net loss of $20.3 million and $20.2 million for the three months ended March 31, 2026 and March 31, 2025, respectively. As of March 31, 2026, Ting had $16.9 million in unrestricted cash and cash equivalents, $3.8 million in accounts receivable, $1.4 million in accounts payable, and $7.6 million in accrued liabilities. Comparatively, as of December 31, 2025, Ting had $23.8 million in unrestricted cash and cash equivalents, $3.6 million in accounts receivable, $1.2 million in accounts payable and $8.7 million in accrued liabilities. At March 31, 2026, Ting's current liabilities included $142.0 million on the redeemable preferred units, which were reclassified from long-term to current liabilities as of December 31, 2025. At March 31, 2026, Ting’s long-term liabilities included $292.6 million payable on the 2023 and 2024 Term Notes. Ting incurred an operating cash flow deficit of $3.7 million and $17.0 million for the three months ended March 31, 2026 and March 31, 2025, respectively. Ting has scheduled interest payments of $20.1 million in the twelve months following March 31, 2026.

Given the ongoing capital needs of Ting, the Company has commenced a process to review strategic alternatives for the Ting business. Ting may not be able to meet its financial obligations over the twelve months following March 31, 2026 without additional financing. Ting has historically relied on the proceeds from its redeemable preferred units as well as its 2023 and 2024 Term Notes to fund its operations and the expansion of the Ting Fiber Internet footprint. Ting currently has limited capacity to expand its borrowings under the Base Indenture and it is uncertain whether Ting will be able to access additional Milestone Funding under the redeemable preferred unit facility. Ting's ability to obtain additional financing if required will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms or complete a sale transaction, we may have to consider other alternatives to raise capital or significantly restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained, and which could result in additional dilution to our stockholders. If we do not have sufficient funds to continue operations, Ting could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in Ting. Any such bankruptcy of Ting would not trigger cross-defaults under the 2023 Credit Facility. Ting operates as a bankruptcy-remote entity and its debt has no recourse to the Company. Accordingly, the Company's direct financial exposure to Ting is limited to certain employee severance and termination benefits, contractual guarantees, termination or exit costs, and professional service and advisory fees associated with services provided at the corporate level, as disclosed in "Note 20. Commitments and Contingencies" to the of the Notes to the Condensed Consolidated Financial Statements.

Tucows Businesses Excluding Ting

Tucows businesses excluding Ting, acquisitions and capital investments have been funded by the Company's operating income and the Company's existing 2023 Credit Agreement. As of March 31, 2026, the Company’s 2023 Credit Facility had an outstanding balance of $190.4 million. Tucows businesses excluding Ting make principal repayments from time to time.

For Fiscal 2026, the Company plans to fund the cash requirements of Tucows businesses excluding Ting solely through operating income, while making discretionary loan repayments to create greater operating flexibility and access to additional financing.

In the long-term, Tucows businesses excluding Ting may seek additional financing to accelerate the growth of our Wavelo business, repurchase shares or future acquisitions. The Company's 2023 Credit Facility, which was renewed in on September 8, 2025, expires on September 22, 2027 and the Company will be required to refinance the 2023 Credit Facility once it becomes due.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of March 31, 2026.

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

As of March 31, 2026, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset (Liability)

April - June 2026	12,933	1.3609	(251)
	$12,933	1.3609	$(251)

As of March 31, 2026, the Company had $12.9 million of outstanding foreign exchange forward contracts which will convert to CDN $17.6 million. Of these contracts, $12.9 million met the requirements for hedge accounting.

As of December 31, 2025, the Company had $27.2 million of outstanding foreign exchange forward contracts which would convert to CDN $37.0 million. Of these contracts, $27.2 million met the requirements for hedge accounting.

We have performed a sensitivity analysis model for foreign exchange exposure over the three months ended March 31, 2026. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the three months ended March 31, 2026. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the three months ended March 31, 2026 of approximately $1.4 million, before the effects of hedging. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.

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

As of March 31, 2026, we had an outstanding balance of $190.4 million on the 2023 Credit Facility. The 2023 Credit Agreement added SOFR Loans as a form of advance available under the 2023 Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum). As of March 31, 2026, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on 2023 Credit Agreement by approximately $1.9 million, assuming that the loan balance as of March 31, 2026 is outstanding for the entire period.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation as of March 31, 2026 management has concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should carefully consider the risks and uncertainties referenced below, together with all of the other information in this Quarterly Report on Form 10-Q, including our Condensed Consolidated Financial Statements and related notes. Any of those risks could materially and adversely affect our business, operating results, financial condition, or prospects and cause the value of our common stock to decline, which could cause you to lose all or part of your investment.

There have been no material changes to the Risk Factors described under "Part I - Item 1A. Risk Factors" in our Annual Report on Form 10-K for Fiscal 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2026, the Company announced that its Board of Directors (“Board”) approved a stock buyback program to repurchase up to $40 million of its common stock in the open market (the “2026 Buyback Program”). The 2026 Buyback Program commenced on February 13, 2026 and is expected to terminate on February 12, 2027. For the three months ended March 31, 2026, the Company did not repurchase any shares under the 2025 and 2026 Buyback Program.

Item 3.  Defaults Upon Senior Securities

As of March 31, 2026, Ting has not paid the preferred return due to Generate for four consecutive quarters amounting to $19.7 million in the aggregate. Ting received a notice from Generate on December 1, 2025 stating that Ting is in a Return Breach and a Trigger Event under the LLC Agreement, and Generate has the right to pursue certain remedies as described in "Note 19. Redeemable Preferred Units" of the Notes to the Condensed Consolidated Financial Statements included in Part I, of this Quarterly Report.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)       None.

(b)      None.

(c)      During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5 1(c) of the Exchange Act (a “Rule 10b5-1 trading arrangement”) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

10.1	Credit Agreement, dated as of September 22, 2023, by and among, Tucows Inc. (the “Company”) and its wholly owned subsidiaries, Tucows.com Co., Ting Inc., Tucows (Delaware) Inc. Wavelo, Inc. and Tucows (Emerald), LLC, Bank of Montreal, as Agent and other parties thereto, as amended by that certain Extension Agreement dated September 8, 2025 (Incorporated by Reference to Exhibit 10.1 filed with Tucows’ Current Report on Form 8-K, as filed with the SEC on September 10, 2025).
31.1#	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification.
31.2#	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification.
32.1†	Chief Executive Officer's Section 1350 Certification.
32.2†	Chief Financial Officer's Section 1350 Certification.
101.INS#	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2026	TUCOWS INC.

	By:	/s/ DAVID WOROCH
David Woroch
President and Chief Executive Officer

	By:	/s/ IVAN IVANOV
Ivan Ivanov Chief Financial Officer
(Principal Financial and Accounting Officer)