Form 10-Q
period 2026-06-30
TUCOWS INC /PA/
filed 2026-08-06
CIK 909494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 5, 2026, there were 11,182,112 outstanding shares of common stock, no par value, of the registrant.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Tucows Inc.
Condensed Consolidated Balance Sheets

(Dollar amounts in thousands of U.S. dollars)
(unaudited)

	June 30, 2026	December 31, 2025

Assets

Current assets:
Cash and cash equivalents	$44,164	$46,759
Restricted cash	5,019	5,315
Accounts receivable, net of expected credit losses of $1,313 as of June 30, 2026 and $1,259 as of December 31, 2025	23,072	24,494
Deferred costs of fulfillment, current portion	99,725	97,151
Prepaid expenses and other	25,726	29,375
Total current assets	197,706	203,094

Deferred costs of fulfillment, long-term portion	16,389	15,883
Secured notes reserve funds	11,020	12,171
Property and equipment, net	268,383	281,955
Right of use lease asset	80,438	63,315
Intangible assets	18,755	19,703
Goodwill	130,410	130,410
Other assets	4,598	4,378
Total assets	$727,699	$730,909

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$36,125	$35,272
Derivative instrument liability	171	75
Operating lease liability, current portion	6,896	5,771
Contract liabilities, current portion	133,474	131,581
Redeemable preferred units - no par value, 33,333,333 units authorized; 15,243,600 units issued and outstanding as of June 30, 2026 and December 31, 2025	147,447	136,963
Other current liabilities	21,564	20,765
Total current liabilities	345,677	330,427

Contract liabilities, long-term portion	21,877	21,354
Operating lease liability, long-term portion	74,481	57,823
Syndicated revolver	189,778	189,531
Notes payable	293,637	291,646
Other long-term liabilities	59	1,366
Deferred tax liability	2,961	2,962

Stockholders' deficit
Common stock - no par value, 250,000,000 shares authorized; 11,161,011 shares issued and outstanding as of June 30, 2026 and 11,111,453 shares issued and outstanding as of December 31, 2025	39,205	38,308
Additional paid-in capital	24,709	23,526
Accumulated deficit	(264,555)	(225,977)
Accumulated other comprehensive loss	(130)	(57)
Total stockholders' deficit	(200,771)	(164,200)
Total liabilities and stockholders' deficit	$727,699	$730,909
See accompanying notes to condensed consolidated financial statements

Tucows Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Dollar amounts in thousands of U.S. dollars, except per share amounts)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Net revenues	$100,556	$98,463	$197,213	$193,072

Cost of revenues:
Direct cost of revenues	58,272	59,069	115,156	114,230
Network, other costs	6,239	6,458	12,107	11,633
Network, depreciation and amortization	10,261	10,826	20,036	21,568
Total cost of revenues	74,772	76,353	147,299	147,431

Gross profit	25,784	22,110	49,914	45,641

Expenses:
Sales and marketing	12,553	11,945	24,656	22,936
Technical operations and development	4,860	4,344	9,291	8,751
General and administrative	13,097	9,660	22,925	18,902
(Gain) loss on disposition of property and equipment	(48)	(1,788)	828	(1,788)
Depreciation and amortization	778	828	1,977	1,752
Total expenses	31,240	24,989	59,677	50,553

Loss from operations	(5,456)	(2,879)	(9,763)	(4,912)

Other income (expenses):
Interest expense, net	(14,450)	(13,621)	(28,315)	(27,234)
Other income, net	2,565	3,128	5,022	5,807
Total other expenses, net	(11,885)	(10,493)	(23,293)	(21,427)

Loss before provision for income taxes	(17,341)	(13,372)	(33,056)	(26,339)

Provision for income taxes	3,130	2,265	5,522	4,431

Net loss for the period	(20,471)	(15,637)	(38,578)	(30,770)

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities	(96)	635	(309)	677
Net amount reclassified to earnings	156	91	236	649
Other comprehensive income (loss) net of tax expense (recovery) of $20 and $231 for the three months ended June 30, 2026 and June 30, 2025, and $(19) and $427 for the six months ended June 30, 2026 and June 30, 2025.	60	726	(73)	1,326

Comprehensive loss, for the period	$(20,411)	$(14,911)	$(38,651)	$(29,444)

Basic and diluted loss per common share	$(1.84)	$(1.41)	$(3.46)	$(2.79)

Shares used in computing basic and diluted loss per common share	11,148,826	11,060,818	11,136,776	11,046,531
See accompanying notes to the condensed consolidated financial statements

Tucows Inc.
Condensed Consolidated Statements of Cash Flows
(Dollar amounts in thousands of U.S. dollars)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Cash provided by:
Operating activities:
Net loss for the period	$(20,471)	$(15,637)	$(38,578)	$(30,770)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,039	11,654	22,013	23,320
Amortization of debt discount and issuance costs	1,159	1,174	2,312	2,341
(Gain) loss on disposition of property and equipment	(48)	(1,788)	828	(1,788)
Impairment of property and equipment	334	435	614	639
Deferred income taxes (recovery)	(20)	(231)	23	(422)
Accretion of redeemable preferred units	5,429	-	10,418	-
Stock-based compensation expense	1,164	1,386	2,258	2,890
Change in non-cash operating working capital
Accounts receivable	4,719	(104)	1,422	(3,346)
Prepaid expenses and deposits	(3,086)	(3,098)	3677	(2,223)
Deferred costs of fulfillment	1,662	2031	(3,080)	(1,986)
Accounts payable & accrued liabilities	3,254	6,766	1,654	(3,855)
Contract liabilities	(2,443)	363	2,416	5,901
Other operating assets and liabilities	(756)	3,615	(517)	4,614
Net cash provided by (used in) operating activities	1,936	6,566	5,460	(4,685)

Financing activities:
Proceeds received on exercise of stock options	-	31	-	31
Repayment of syndicated revolver	-	-	-	(2,500)
Net cash provided by (used in) financing activities	-	31	-	(2,469)

Investing activities:
Proceeds on disposal of property and equipment	1,358	10,670	1,936	11,636
Additions to property and equipment	(5,054)	(3,468)	(10,582)	(8,905)
Acquisition of intangible assets	25	(213)	(856)	(213)
Net cash provided by (used in) investing activities	(3,671)	6,989	(9,502)	2,518

Increase (decrease) in cash and cash equivalents, restricted cash, and restricted cash equivalents	(1,735)	13,586	(4,042)	(4,636)

Cash and cash equivalents, restricted cash, and restricted cash equivalents beginning of period	61,938	55,016	64,245	73,238
Cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$60,203	$68,602	$60,203	$68,602

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the interim consolidated balance sheets to the amounts shown in the interim consolidated statements of cash flows above:
Cash and cash equivalents	44,164	52,020	44,164	52,020
Restricted cash included in funds held by trustee	5,019	4,640	5,019	4,640
Restricted cash included in secured notes reserve funds	11,020	11,942	11,020	11,942
Total cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$60,203	$68,602	$60,203	$68,602

Supplemental cash flow information:
Interest paid	$7,954	$8,475	$16,334	$26,807
Income taxes paid, net	$3,279	$2,092	$7,287	$3,391
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$711	$1,610	$711	$1,610
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
2. Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the financial position of Tucows and its subsidiaries as of June 30, 2026 and the results of operations and cash flows for the interim periods ended June 30, 2026 and 2025. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.
The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared by Tucows in conformity with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim Condensed Consolidated Financial Statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in Tucows' 2025 Annual Report on Form 10-K filed with the SEC on March 12, 2026 (the “2025 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three and six months ended June 30, 2026 as compared to the significant accounting policies and estimates described in our 2025 Annual Report.
Subsidiary financial condition
Beginning in the fourth quarter of 2025, the Company initiated and continues to conduct a review of strategic alternatives for the Company's subsidiary, Ting Fiber, LLC ( "Ting"). Ting continues to have negative operating cash flows and incurs net losses. In our first quarter 2026 financial statements, the Company disclosed that substantial doubt existed regarding Ting's ability to meet its obligations within one year of the issuance date of the first quarter Form 10-Q, unless Ting secured additional financing. These conditions continued to exist on June 30, 2026. See "Note 22. Subsequent events" for information regarding Ting Financing transactions post-quarter end.

Ting's third-party debt has no recourse to the Company. Accordingly, the Company's direct financial exposure to Ting is limited to the $5.0 million loan as described in "Note 22. Subsequent Events" and certain contractual guarantees as disclosed in "Note 20. Commitments and Contingencies." The Company does not believe that Ting's financial condition gives rise to substantial doubt about the Company's ability to continue as a going concern.

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
4. Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed using derivative instruments is foreign exchange rate risk.
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
The Company has designated certain of these foreign exchange transactions as cash flow hedges for forecasted transactions. Where the critical terms of the hedging instrument and the entire hedged forecasted transaction are the same, in accordance with ASC 815 Derivatives and Hedging ("ASC 815"), the Company concludes that changes in fair value and cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. The Company designated the foreign exchange hedge as a cash flow hedge of expected future payments at the inception of the contract. Accordingly, for the foreign exchange contracts, unrealized gains or losses on the effective portion of these contracts were included within other comprehensive income (loss) and reclassified to earnings when the hedged transaction is settled. Cash flows from hedging activities were classified under the same category as the cash flows from the hedged items in the Consolidated Statements of Cash Flows. The fair value of the foreign exchange contract, as of June 30, 2026 and December 31, 2025, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.
As of June 30, 2026, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $24.0 million, all of which met the requirements of ASC Topic 815 and were designated as hedges.
As of December 31, 2025, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $27.2 million, all of which met the requirements of ASC Topic 815 and were designated as hedges.
As of June 30, 2026, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset (Liability)

July - September 2026	14,607	1.4021	(129)
October - December 2026	9,372	1.4021	(42)
	23,979	1.4021	(171)
Fair value of derivative instruments and effect of derivative instruments on financial performance
The effect of these derivative instruments on our Condensed Consolidated Financial Statements were as follows (amounts presented do not include any income tax effects).
Fair value of derivative instruments in the Condensed Consolidated Balance Sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of June 30, 2026 Fair Value Asset (Liability)	As of December 31, 2025 Fair Value Asset (Liability)
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$(171)	$(75)
Total foreign currency forward contracts (net)	Derivative instruments	$(171)	$(75)
Movement in Accumulated other comprehensive income (AOCI) balance for the three months ended June 30, 2026 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI Balance - March 31, 2026	$(251)	$61	$(190)
Other comprehensive income (loss) before reclassifications	(126)	30	(96)
Amount reclassified from AOCI	206	(50)	156
Other comprehensive income (loss) for the three months ended June 30, 2026	80	(20)	60

Ending AOCI Balance - June 30, 2026	$(171)	$41	$(130)
Movement in AOCI balance for the six months ended June 30, 2026 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2025	$(79)	$22	$(57)
Other comprehensive income (loss) before reclassifications	(407)	98	(309)
Amount reclassified from AOCI	315	(79)	236
Other comprehensive income (loss) for the six months ended June 30, 2026	(92)	19	(73)

Ending AOCI Balance - June 30, 2026	$(171)	$41	$(130)

Effects of derivative instruments on income and AOCI for the three months ended June 30, 2026 and 2025 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(160)
Foreign currency forward contracts for the three months ended June 30, 2026	$(96)	Cost of revenues	$(46)

		Operating expenses	$(94)
Foreign currency forward contracts for the three months ended June 30, 2025	$635	Cost of revenues	$(26)

Effects of derivative instruments on income and AOCI for the six months ended June 30, 2026 and 2025 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(248)
Foreign currency forward contracts for the six months ended June 30, 2026	$(309)	Cost of revenues	$(68)

		Operating expenses	$(686)
Foreign currency forward contracts for the six months ended June 30, 2025	$677	Cost of revenues	$(170)
5. Property and Equipment
Property and equipment consist of the following (Dollar amounts in thousands of U.S. dollars):

	June 30, 2026	December 31, 2025
Computer equipment	$26,399	$26,665
Computer software	1,654	2,041
Capitalized internal use software	64,155	60,233
Furniture and equipment	1,465	1,662
Vehicles and tools	4,863	5,010
Fiber network (1)	273,429	272,713
Customer equipment and installations	32,215	28,010
Land	1,109	1,109
Buildings	9,314	9,389
Assets under construction	6,152	8,246
Leasehold improvements	428	428
	421,183	415,506
Less:
Accumulated depreciation	152,800	133,551
	$268,383	$281,955
(1) Fiber network is presented net of $0.2 million of government grants ($0.1 million as of December 31, 2025), with an impact of $0.1 million on accumulated depreciation ($0.1 million as of December 31, 2025).
Depreciation of property and equipment (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation of property and equipment	$10,341	$10,539	$20,212	$20,999
Impairment of Property and Equipment
During the three months ended June 30, 2026 and June 30, 2025, the Company recognized a total impairment expense of $0.3 million and $0.4 million, respectively, related to specific network assets that were identified through routine inspections as being damaged and no longer in use and are recorded under "Network, other costs" in the Consolidated Statements of Operations and Comprehensive Loss.

During the six months ended June 30, 2026 and June 30, 2025, the Company recognized a total impairment expense of $0.6 million and $0.6 million, respectively, related to specific network assets that were identified through routine inspections as being damaged and no longer in use and are recorded under "Network, other costs" in the Consolidated Statements of Operations and Comprehensive Loss.
6. Goodwill and Other Intangible Assets
Goodwill:
Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.
The Company's Goodwill balance remained consistent at $130.4 million as of June 30, 2026 and December 31, 2025. The Company's goodwill relates 83% ($107.7 million) to the Tucows Domains operating segment and 17% ($22.7 million) to the Ting operating segment.
Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present. No impairment charge was recognized during the three and six months ended June 30, 2026 and 2025.
Other Intangible Assets:
Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to annual impairment assessments and more frequently if events or changes in circumstances indicate that the assets may be impaired. As part of the normal renewal evaluation process during the periods ended June 30, 2026 and June 30, 2025, the Company assessed that all domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should be renewed.
Finite-life intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years. The weighted average amortization period for all finite-life intangible assets is 2.5 years.
For the three and six months ended June 30, 2026, the Company acquired customer relationship assets through hosting agreements for $0.9 million and $0.9 million. These assets are being amortized over seven years.
Net book value of acquired intangible assets consists of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Brand	Customer relationships	Technology	Network rights (1)	Total
Amortization period	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, March 31, 2026	$12,261	$22	$5,812	$738	$646	$19,479
Adjustment to acquisition of customer relationships	-	-	(25)	-	-	(25)
Disposals from domain portfolio, net	(1)	-	-	-	-	(1)
Amortization expense	-	(2)	(516)	(156)	(24)	(698)
Balances, June 30, 2026	$12,260	$20	$5,271	$582	$622	$18,755

	Surname domain names	Brand	Customer relationships	Technology	Network rights (1)	Total
Amortization period	indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, December 31, 2025	$12,263	$90	$5,787	$893	$670	$19,703
Acquisition of customer relationships	-	-	856	-	-	856
Disposals from domain portfolio, net	(3)	-	-	-	-	(3)
Amortization expense	-	(70)	(1,372)	(311)	(48)	(1,801)
Balances, June 30, 2026	$12,260	$20	$5,271	$582	$622	$18,755
(1) Includes $0.1 million of indefinite life intangible assets.

The following table shows the estimated amortization expense for each of the next 5 years and thereafter, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending, December 31
Remainder of 2026	$1,630
2027	2,050
2028	1,681
2029	410
2030	293
Thereafter	411
Total	$6,475
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
During the three and six months ended June 30, 2026, the Company made repayments of NIL. During the three months and six months ended June 30, 2025, the Company made repayments of NIL and $2.5 million, respectively, on the 2023 Credit Facility.
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
During the three and six months ended June 30, 2026, and June 30, 2025 the Company was in compliance with the covenants under its credit agreements in effect at the time. During the three and six months ended June 30, 2026 and June 30, 2025, the Company recognized $0.1 million, and $0.1 million, $0.1 million and $0.1 million of interest expense related to the amortization of the debt issuance costs of the 2023 Credit Facility, respectively.
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
The following table summarizes the Tucows businesses excluding Ting's borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	June 30, 2026	December 31, 2025

Principal	$190,400	$190,400
Less: unamortized debt discount and issuance costs	(622)	(869)
Syndicated Revolver, long-term portion	$189,778	$189,531

Unused Commitments and Lines of Credit

As of June 30, 2026, the 2023 Credit Facility provided for aggregate borrowings of up to $240 million, of which $190.4 million was drawn and $4.3 million was committed to letters of credit, leaving $45.3 million available for future borrowings.
See “Note 22. Subsequent Events” for the terms of a third amendment to the 2023 Credit Facility executed after the end of the quarter.

8. Notes Payable
2023 Term Notes
On May 4, 2023 (the “Closing Date”), Tucows Inc. through its indirect and wholly owned subsidiaries, including Ting entered into a definitive agreement relating to a securitized financing facility related to a privately placed securitization transaction. On the Closing Date, Ting Issuer LLC, a Delaware limited liability company (the “Issuer”), a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company issued (i) $168,357,000 of its 5.95% Secured Fiber Revenue Notes, Series 2023-1, Class A-2, (ii) $23,289,000 of its 7.40% Secured Fiber Revenue Notes, Series 2023-1, Class B and (iii) $46,859,000 initial principal amount of 9.95% Secured Fiber Revenue Notes, Series 2023-1, Class C, together, the “2023 Term Notes”. The offering was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the issuance of the 2023 Term Notes were $220.5 million, after deducting a debt discount of $11.2 million and issuance costs of $6.7 million.
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
2024 Term Notes
On August 20, 2024, Tucows Inc., through its indirect and wholly owned subsidiaries, including Ting, entered into a definitive agreement relating to a securitized financing facility related to a privately placed securitization transaction. On August 20, 2024, Ting Issuer LLC, the Issuer, a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company, issued: (i) $55,000,000 of its 5.63% Secured Fiber Revenue Notes, Series 2024-1, Class A-2 (the “2024 Class A-2 Notes”), (ii) $8,000,000 of its 6.85% Secured Fiber Revenue Notes, Series 2024-1, Class B (the “2024 Class B Notes”), and (iii) $16,000,000 initial principal amount of 9.15% Secured Fiber Revenue Notes, Series 2024-1, (the “Class C Notes” together with the 2024 Class A-2 Notes and the 2024 Class B Notes, the “2024 Term Notes”). The Tranche C notes were not sold in this transaction, and they remain available for future sale depending on market conditions. The net proceeds from the issuance of the 2024 Term Notes were $61.0 million, after deducting a debt discount of NIL and issuance costs of $2.0 million.
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
As of June 30, 2026, the Company was in compliance with all required covenants. As of June 30, 2026, the Company’s scheduled principal repayments for the 2023 Term Notes of $238.5 million is due in April 2028 and 2024 Term Notes of $63.0 million is due in August 2029.
During the three and six months ended June 30, 2026, the Company recognized $1.0 million and $2.0 million, respectively, and during the three and six months ended June 30, 2025, the Company recognized $1.0 million and $2.0 million, respectively, of interest expense related to the amortization of the debt discount and issuance costs of the 2023 Notes and 2024 Notes.

The following table summarizes Ting's borrowings under the 2023 and 2024 Term Notes (Dollar amounts in thousands of U.S. dollars):

	June 30, 2026	December 31, 2025

Principal	$301,505	$301,505
Less: unamortized issuance costs	(3,713)	(4,589)
Less: unamortized discount	(4,155)	(5,270)
Note payable, long-term portion(1)	$293,637	$291,646
(1)During each of the three and six months ended June 30, 2026, the Company capitalized less than $0.1 million of interest expenses pertaining to the 2023 and 2024 Term Notes directly attributable to the development of certain AUC assets, respectively. Comparatively, for each of the three and six months ended June 30, 2025, the Company capitalized $0.1 million of interest expenses pertaining to the 2023 Term Notes and 2024 Term Notes directly attributable to the development of certain AUC assets.
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
As of June 30, 2026, and December 31, 2025, Restricted cash totaled $5.0 million and $5.3 million, respectively.
Under the terms of the Indenture, the Company is also required to maintain a liquidity reserve fund equal to the sum of (A) six times the total amount of fund administration fees payable on each payment date after May 20, 2023 and (B) six times the total amount of monthly interest on the 2024 and 2023 Term Notes due and payable on each payment date after May 20, 2023. The liquidity reserve is maintained with the Indenture Trustee until the maturity of the 2024 and 2023 Term Notes and the balance is presented as “Secured notes reserve funds” on the Company’s Condensed Consolidated Balance Sheet.
As of June 30, 2026, and December 31, 2025, secured notes reserve funds totaled $11.0 million and $12.2 million, respectively.
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
For the three and six months ended June 30, 2026, the Company recorded an income tax expense of $3.1 million and $5.5 million, respectively, on net loss before income taxes of $17.3 million and $33.1 million respectively, using an estimated effective tax rate for the fiscal year ending December 31, 2026. Our effective tax rates for the three and six months ended June 30, 2026 differ from the U.S. federal statutory rate primarily due to an increase in valuation allowance on net operating losses and the impact of foreign earnings and tax return adjustments.
Comparatively, for the three and six months ended June 30, 2025, the Company recorded an income tax expense of $2.3 million and $4.4 million, respectively, on net loss before income taxes of $13.4 million and $26.3 million, respectively, using an estimated effective tax rate for the fiscal year ending December 31, 2025. Our effective tax rates for the three months and six months ended June 30, 2025 differ from the U.S. federal statutory rate primarily due to an increase in valuation allowance on net operating losses and the impact of foreign earnings.
10. Basic and Diluted Loss per Common Share:
The following table reconciles the numerators and denominators of the basic and diluted loss per common share computation (Dollar amounts in thousands of U.S. dollars, except for share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Numerator for basic and diluted loss per common share:
Net loss for the period	$(20,471)	$(15,637)	$(38,578)	$(30,770)

Denominator for basic and diluted loss per common share:
Basic and diluted weighted average number of common shares outstanding	11,148,826	11,060,818	11,136,776	11,046,531

Basic and diluted loss per common share	$(1.84)	$(1.41)	$(3.46)	$(2.79)
For the three and six months ended June 30, 2026 and June 30, 2025, the Company recorded a net loss, thus all outstanding options were considered anti-dilutive and excluded from the computation of diluted income per common share.

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
Nature of goods and services
The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments, see "Note 14. Segment Reporting".
(a)Ting
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
(b)Wavelo
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
(c)Tucows Domains
The Company generates Tucows Domains revenues primarily through Wholesale Domains Services, Wholesale Value Added Services and Retail.
Wholesale Domains Services comprise Domain registration services provided to resellers, Tucows Registry Services and WHOIS Privacy Services.
Wholesale Value Added Services comprise Domain-related value-added services provided to resellers, as well as expiry and advertising revenue streams.
Retail services comprise Domain registration contracts provided to retail customers along with related email and WHOIS privacy services.
The Company is an ICANN accredited registrar. The Company is the primary obligor with our reseller and retail registrant customers and is responsible for the fulfillment of our registrar services to those parties. As a result, the Company reports revenue in the amount of the fees we receive directly from our reseller and retail registrant customers. Our reseller customers maintain the primary obligor relationship with their retail customers, establish pricing and retain credit risk to those customers. Accordingly, the Company does not recognize any revenue related to transactions between our reseller customers and their ultimate retail customers.
Domain registration and WHOIS Privacy Services
Domain registration contracts, which can be purchased for terms of one to ten years, provide our resellers and retail registrant customers with the exclusive right to a personalized internet address from which to build an online presence. The Company enters into domain registration contracts in connection with each new, renewed and transferred-in domain registration. At the inception of the contract, the Company charges and collects the registration fee for the entire registration period. Though fees are collected upfront, revenue from domain registrations are recognized ratably over the registration period as domain registration contracts contain a ‘right to access’ license of IP, which is a distinct performance obligation measured over time. The registration period begins once the Company has confirmed that the requested domain name has been appropriately recorded in the registry under contractual performance standards.
WHOIS Privacy is an ongoing service that protects the personal information of Registrants from public access.
Tucows Registry Services
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
Value Added Services
Domain related value-added services like digital certifications and hosted email provide our resellers and retail registrant customers with tools and additional functionality to be used in conjunction with domain registrations. All domain related value-added services are considered distinct performance obligations which transfer the promised service to the customer over the contracted term. Fees charged to customers for domain related value-added services are collected at the inception of the contract, and revenue is recognized on a straight-line basis over the contracted term, consistent with the satisfaction of the performance obligations.
Expiry
The Company also sells the rights to the Company’s portfolio domains or names acquired through the Company’s domain expiry stream. The domain expiry stream involves domain names whose registration has expired and as per ICANN regulations are placed into a 40-day grace period. Though the domain names do not belong to the registrant during the 40-day grace period, the Company is restricted from allowing others to register them. The Company monetizes its domain expiry stream both through the sale of names and by allowing advertisers to place parked pages advertisements on the domains. Revenue from the sale of domain-name rights through the domain expiry stream is recognized at a point in time when control of the domain-name rights is transferred to the customer.
Advertising
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

Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Ting:
Fiber Internet Services	$17,463	$16,410	$34,591	$32,725
Construction revenue	4,132	-	6,378	-
Total Fiber	21,595	16,410	40,969	32,725

Wavelo:
Platform Services	11,755	12,656	23,316	24,052
Total Wavelo	11,755	12,656	23,316	24,052

Tucows Domains
Wholesale
Domain Services	48,836	51,557	97,641	101,561
Value Added Services	6,303	5,757	11,763	11,660
Total Wholesale	55,139	57,314	109,404	113,221

Retail	9,854	10,290	19,689	19,638
Total Tucows Domains	64,993	67,604	129,093	132,859

Corporate and other*:
Mobile Services and eliminations	2,213	1,793	3,835	3,436

	$100,556	$98,463	$197,213	$193,072
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
During the three and six months ended June 30, 2026, one customer within the Wavelo segment accounted for 11% of the Company's total revenue amounting to $11.2 million and $22.2 million, respectively. During the three and six months ended June 30, 2025, one customer within the Wavelo segment accounted for 12% of the Company's total revenue amounting to $12.2 million and $23.1 million, respectively.
At June 30, 2026, one customer represented 42% of accounts receivables. As of December 31, 2025, one customer represented 44% of total accounts receivable.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Ting:
Fiber Internet Services	$6,397	$8,706	$13,017	$14,543
Construction revenue	3,248	-	5,255	-
Total Fiber	9,645	8,706	18,272	14,543

Wavelo:
Platform Services	392	95	718	232
Other professional services	-	-	-	-
Total Wavelo	392	95	718	232

Tucows Domains:
Wholesale
Domain Services	38,800	41,193	77,582	81,575
Value Added Services	317	456	637	936
Total Wholesale	39,117	41,649	78,219	82,511

Retail	4,299	4,395	8,552	8,573
Total Tucows Domains	43,416	46,044	86,771	91,084

Corporate and other*:
Mobile Services and eliminations	4,819	4,224	9,395	8,371

Network Expenses:
Network, other costs	6,239	6,458	12,107	11,633
Network, depreciation and amortization cost	10,261	10,826	20,036	21,568
Total Network Expenses	16,500	17,284	32,143	33,201

	$74,772	$76,353	$147,299	$147,431
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
Significant changes in contract liabilities for the six months ended June 30, 2026 and year ended December 31, 2025 were as follows (Dollar amounts in thousands of U.S. dollars):

	June 30, 2026	December 31, 2025

Balance, beginning of period	$152,935	$156,804
Contract liabilities	129,069	275,540
Recognized revenue	(126,653)	(279,409)
Balance, end of period	$155,351	$152,935

Remaining Performance Obligations
As the Company fulfills its performance obligations, the following table includes revenues expected to be recognized in to future related performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2026 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2026	$104,765
2027	52,195
2028	16,591
2029	10,134
2030	8,925
Thereafter	38,140
Total	$230,750
The table above presents the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration greater than one year. These amounts primarily relate to fixed consideration associated with long-term customer contracts and are expected to be recognized as the related performance obligations are satisfied over the remaining contract terms.
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
Deferred costs to fulfill contracts primarily consist of domain registration costs which have been paid to a domain registry and are capitalized as deferred costs of fulfillment. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. The Company also defers certain technology design and data migration costs it incurs to fulfill its performance obligations contained in our platform services arrangements. There were no impairment losses recognized in relation to the costs capitalized during the six months ended June 30, 2026. Amortization expense is included in cost of revenue.
The breakdown of the movement in the deferred costs of fulfillment balance for the six months ended June 30, 2026 and year ended December 31, 2025 is as follows (Dollar amounts in thousands of U.S. dollars).

	June 30, 2026	December 31, 2025

Balance, beginning of period	$113,034	$116,975
Deferral of costs	95,172	188,420
Amortized expense included in cost of revenue	(92,092)	(192,361)
Balance, end of period	$116,114	$113,034
13. Leases
The Company leases datacenters, corporate offices, warehouses and fiber-optic cables under operating leases. The Company does not have any leases classified as finance leases.
The Company's leases have remaining lease terms of 1 year to 20 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year .
The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense (leases with a total term greater than 12 months)	$4,229	$2,212	$7,767	$4,466
Short-term lease expense (leases with a total term of 12 months or less)	20	6	40	12
Variable lease expense	523	182	1,065	294
Total lease expense	$4,772	$2,400	$8,872	$4,772

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
Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Supplemental cash flow information:	2026	2025	2026	2025
Operating lease - operating cash flows (fixed payments)	$3,550	$2,070	$6,581	$4,182
Operating lease - operating cash flows (liability reduction)	1,876	1,405	3,504	2,956
New right of use assets - operating leases	12,067	6,271	26,433	11,355

Supplemental balance sheet information related to leases:	June 30, 2026	December 31, 2025
Weighted average discount rate	8.93%	8.79%
Weighted average remaining lease term	16.01 years	15.32 years
Maturity of lease liability as of June 30, 2026 (Dollar amounts in thousands of U.S. dollars):

June 30, 2026
Remaining of 2026	$6,934
2027	13,020
2028	12,490
2029	12,983
2030	7,405
Thereafter	104,115
Total future lease payments	156,947
Less imputed interest	75,570
Total	$81,377
Operating lease payments include payments under the non-cancellable term, without any additional amounts related to options to extend lease terms that are reasonably certain of being exercised.
The Company has agreements with several third-party network partners who construct and operate fiber networks used to deliver our internet services. Under these arrangements, the partners build and activate new serviceable addresses each month. The financial terms of these arrangements may include fixed fees, variable fees, or a combination of both. The partners control and manage the construction. The Company does not control the construction process and are therefore not considered the owner during buildout. The leases for these addresses will commence once the lessor makes the underlying assets available for the Company's use, to deliver services to its customers.
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
14. Segment Reporting
Reportable operating segments
The Company is organized and managed based on three operating segments which are differentiated primarily by their services, the markets they serve and the regulatory environments in which they operate. No operating segments have been aggregated to determine the Company's reportable segments.
The Company's reportable operating segments and their principal activities consist of the following:
1.Ting - This segment derives revenue from providing retail high speed Internet access services to individuals and small businesses. Revenues are generated in the United States.
2.Wavelo – This segment derives revenue from platform and other professional services related to communication service providers, including Mobile Network Operators and Internet Service Providers, and are primarily generated in the United States.
3.Tucows Domains – This segment includes wholesale and retail domain name registration services, value added services and portfolio services. The Company primarily earns revenues from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations; the sale of retail Internet domain name registration and email services to individuals and small businesses. Domain Services revenues are attributed to the country in which the contract originates, primarily Canada and the United States.
The Company's segmented results include shared services allocations, including a profit margin, for Finance, Human Resources and other technical services, to the operating units. In addition, Wavelo charges Ting a subscriber based monthly charge for services rendered. Financial impacts from these allocations and cross segment charges are eliminated as part of the consolidation.

Key measure of segment performance
The CEO, as the chief operating decision maker ("CODM"), regularly reviews the operations and performance by segment. The CEO reviews Segment Adjusted EBITDA (as defined below) as (i) key measures of performance for each segment and (ii) to make decisions about the allocation of resources. Depreciation of property and equipment, amortization of intangible assets, impairment of indefinite life intangible assets, gain on currency forward contracts and other expenses, net are organized along functional lines and are not included in the measurement of segment profitability. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the CEO.
The Company's key measure of segment performance is Segment Adjusted EBITDA.
The Company calculates this as segment revenue together with recurring income earned on sale of transferred assets, less cost of revenue, network expenses and certain operating expenses attributable to each segment, such as sales and marketing, technical operations and development, general and administration expenses. Segment Adjusted EBITDA excludes unrealized gains (losses) on foreign exchange, stock-based compensation and transactions that are not indicative of on-going performance, including acquisition, transaction and transition costs. Certain revenues and expenses are excluded from segment Adjusted EBITDA results as they are centrally managed and not monitored by or reported to the CEO by segment, including mobile retail services, eliminations of intercompany transactions, portions of Finance and Human Resources that are centrally managed, Legal and Corporate IT.
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
Information by reportable segments (with the exception of disaggregated revenue, which is discussed in “Note 11. Revenue”), which is regularly reported to the chief operating decision maker, and the reconciliations thereof to the Company's income before taxes, are set out in the following tables (Dollar amounts in thousands of U.S. dollars):

	Ting	Wavelo	Tucows Domains	Consolidated Totals
For the Three Months Ended June 30, 2026

Revenue from external customers	$21,595	$11,271	$64,993	$97,859
Intersegment revenues (1)	-	484	-	484
Total net revenues	21,595	11,755	64,993	98,343
Less:
Cost of revenues	9,645	392	43,416	53,453
Network, other costs (2)	1,093	2,341	2,089	5,523
Sales and marketing (2)	5,063	3,062	3,745	11,870
Technical operations and development (2)	396	2,151	2,032	4,579
General and administrative (2) (3)	4,906	1,195	3,174	9,275
Other segment items (4)	(1,028)	(214)	(1,340)	(2,582)
Segment Adjusted EBITDA	$1,520	$2,828	$11,877	$16,225

	Ting	Wavelo	Tucows Domains	Consolidated Totals
For the Three Months Ended June 30, 2025

Revenue from external customers	$16,410	$12,228	$67,604	$96,242
Intersegment revenues (1)	-	428	-	428
Total net revenues	16,410	12,656	67,604	96,670
Less:
Cost of revenues	8,706	95	46,044	54,845
Network, other costs (2)	1,464	2,355	2,005	5,824
Sales and marketing (2)	4,801	2,726	3,829	11,356
Technical operations and development (2)	513	1,752	1,907	4,172
General and administrative (2) (3)	4,682	705	1,420	6,807
Other segment items (4)	(105)	(337)	(144)	(586)
Segment Adjusted EBITDA	$(3,651)	$5,360	$12,543	$14,252

	Ting	Wavelo	Tucows Domains	Consolidated Totals
For the Six Months Ended June 30, 2026

Revenue from external customers	$40,968	$22,355	$129,093	$192,416
Intersegment revenues (1)	-	961	-	961
Total net revenues	40,968	23,316	129,093	193,377
Less:
Cost of revenues	18,272	718	86,769	105,759
Network, other costs (2)	2,250	4,642	3,966	10,858
Sales and marketing (2)	10,430	5,505	7,495	23,430
Technical operations and development (2)	845	3,994	3,922	8,761
General and administrative (2) (3)	9,132	2,222	4,790	16,144
Other segment items (4)	(1,051)	(209)	(1,353)	(2,613)
Segment Adjusted EBITDA	$1,090	$6,444	$23,504	$31,038

	Ting	Wavelo	Tucows Domains	Consolidated Totals
For the Six Months Ended June 30, 2025

Revenue from external customers	$32,725	$23,180	$132,859	$188,764
Intersegment revenues (1)	-	872	-	872
Total net revenues	32,725	24,052	132,859	189,636
Less:
Cost of revenues	14,543	232	91,084	105,859
Network, other costs (2)	2,454	4,578	3,659	10,691
Sales and marketing (2)	9,380	4,978	7,392	21,750
Technical operations and development (2)	973	3,370	4,061	8,404
General and administrative (2) (3)	9,886	1,509	2,686	14,081
Other segment items (4)	(6)	(424)	(106)	(536)
Segment Adjusted EBITDA	$(4,505)	$9,809	$24,083	$29,387
(1)Intercompany revenues earned for provision of services on the ISOS and Subscriber Management ("SM") platforms between Wavelo and Ting are included in Wavelo's segment revenues for purposes of segment analysis, but are ultimately eliminated upon consolidation.
(2)Effective beginning in 2026, Network, other costs, Sales and marketing, Technical operations and development and General and administrative costs presented in segment reporting to the CODM are shown excluding stock‑based compensation expenses for all business units. This presentation reflects a change from prior periods, in which stock‑based compensation expenses was included within each expense category and subsequently adjusted in “Other segment” line items. To ensure comparability, the 2025 segment expense figures have been recast to conform to the 2026 presentation.
(3)Effective beginning in 2026, General and administrative costs presented in segment reporting to the CODM are shown excluding Gains and losses from unrealized foreign currency. This presentation reflects a change from prior periods, in which gains and losses from unrealized foreign currency was included within each expense category and subsequently adjusted in “Other segment” line items. To ensure comparability, the 2025 segment expense figures have been recast to conform to the 2026 presentation.
(4)Other segment items for each reportable segment includes other income, as well as adjustments to add back (deduct) acquisition and transition costs, which are included in other line items but are excluded from our definition of Segment Adjusted EBITDA.

The following table reconciles Segment Adjusted EBITDA for the period to Net loss before tax for the three and six months ended June 30, 2026 and June 30, 2025:

Reconciliation of Segment Adjusted EBITDA to Net loss before tax	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands of U.S. Dollars)	2026	2025	2026	2025

Segment Adjusted EBITDA	$16,225	$14,252	$31,038	$29,387
Reconciling items:
Corporate and other (1)	(3,928)	(1,675)	(7,074)	(3,140)
Depreciation of property and equipment	(10,341)	(10,539)	(20,212)	(20,999)
Impairment and loss (gain) on disposition of property and equipment	(286)	1,353	(1,442)	1,149
Amortization of intangible assets	(698)	(1,115)	(1,801)	(2,321)
Interest expense, net	(14,450)	(13,621)	(28,315)	(27,234)
Stock-based compensation	(1,164)	(1,386)	(2,258)	(2,890)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	(29)	72	(223)	437
Acquisition and other costs (2)	(2,670)	(713)	(2,769)	(728)

Net loss before tax	$(17,341)	$(13,372)	$(33,056)	$(26,339)
(1)Items that are centrally managed and not monitored by or reported to the CEO by segment, including retail mobile services, eliminations of intercompany transactions, portions of Finance and Human Resources that are centrally managed, Legal and Corporate IT.
(2)Acquisition and other costs represent transaction-related expenses and transitional expenses. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.
Revenue from sources outside of Canada and the United States of America comprises less than 10% of the Company's total operating revenue.
(b) The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of U.S. dollars):

	June 30, 2026	December 31, 2025

Canada	$808	$797
United States	267,575	281,158
	$268,383	$281,955
(c) The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of U.S. dollars):

	June 30, 2026	December 31, 2025

Canada	$419	$695
United States	6,056	6,745
	$6,475	$7,440
Under ASC 326, "Financial Instruments - Credit Losses", the Company assesses the adequacy of its allowance for expected credit losses based on historical loss experience, current economic conditions and reasonable forecasts. The Company's evaluation considers the short-term nature of receivables and the high credit quality of the Company's customer base, which mitigates significant credit risk exposure.
(d) The following table summarizes the Company's expected credit losses ("ECL") (Dollar amounts in thousands of U.S. dollars):

Expected credit losses	Balance at beginning of period	Increase in ECL provision	Write-offs during period	Balance at end of the period

Six months ended June 30, 2026	$1,259	$289	$(236)	$1,312
Twelve months ended December 31, 2025	$923	$370	$(34)	$1,259

15. Stockholders' Deficit
The following table summarizes stockholders' deficit transactions for the three and six months ended June 30, 2026 (Dollar amounts in thousands of U.S. dollars):

	Common stock		Additional paid in capital	Retained earnings (Accumulated Deficit)	Accumulated other comprehensive income (loss)	Total stockholders' deficit
	Number	Amount

Balances, March 31, 2026	11,134,174	$38,788	$24,158	$(244,084)	$(190)	$(181,328)

Stock-based compensation(1)	26,837	417	551	-	-	968
Net loss	-	-	-	(20,471)	-	(20,471)
Other comprehensive loss	-	-	-	-	60	60
Balances, June 30, 2026	11,161,011	$39,205	$24,709	$(264,555)	$(130)	$(200,771)

	Common stock		Additional paid in capital	Retained earnings (Accumulated Deficit)	Accumulated other comprehensive income (loss)	Total stockholders' deficit
	Number	Amount

Balances, December 31, 2025	11,111,453	$38,308	$23,526	$(225,977)	$(57)	$(164,200)
Exercise of stock options	-	-	—	-	-	—
Stock-based compensation(1)	49,558	897	1,183	-		2,080
Net loss	-	-	-	(38,578)	-	(38,578)
Other comprehensive loss	-	-	-	-	(73)	(73)
Balances, June 30, 2026	11,161,011	$39,205	$24,709	$(264,555)	$(130)	$(200,771)
(1)The Company capitalizes stock-based compensation costs directly attributable to the development of qualifying assets. Qualifying assets include internal use software (“IUS”), assets under construction (“AUC”), equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350 "Intangibles - Goodwill and Other" ("ASC 350"). During the three and six months ended June 30, 2026, the Company capitalized less than $0.1 million of stock-based compensation directly attributable to the development of certain IUS assets. During each of the three and six months ended June 30, 2025, the Company capitalized $0.1 million of stock-based compensation directly attributable to the development of certain IUS assets.
2026 Stock Buyback Program
On February 12, 2026, the Company announced that its Board of Directors (“Board”) approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 13, 2026 and is expected to terminate on February 12, 2027. For the three and six ended June 30, 2026, the Company did not repurchase shares under this program.
2025 Stock Buyback Program
On February 13, 2025, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 14, 2025 and terminated on February 12, 2026. For the three and six months ended June 30, 2026, the Company did not repurchase shares under this program.
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
16. Share-based Payments
2006 Tucows Equity Compensation Plan
On November 22, 2006, the shareholders of the Company approved the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), which was amended and restated effective July 29, 2010 and which serves as a successor to the 1996 Plan. The 2006 Plan has been established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which had initially been set aside for issuance under the 2006 Plan is 1.25 million shares. The plan was amended to increase the number of shares set aside for issuance by an additional 0.475 million shares, 0.75 million shares and 1.53 million shares in October 2010, September 2015 and November 2020, respectively increasing the maximum to a total of 4.0 million shares. Generally, options issued under the 2006 Plan vest over a four-year period and have a term not exceeding seven years, except for automatic formula grants of non-qualified stock options, which vest after one year and have a five-year term. Prior to the September 2015 amendment to the 2006 Plan, automatic formula grants of non-qualified stock options vested immediately upon grant.
The Company's current equity-based compensation plans include provisions that allow for the “net exercise” of stock options by all plan participants. In a net exercise, any required payroll taxes, federal withholding taxes and exercise price of the shares due from the option holder can be paid for by having the option holder tender back to the Company a number of shares at fair value equal to the amounts due. These transactions are accounted for by the Company as a purchase and retirement of shares.

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
Details of Company stock option transactions for the three and six months ended June 30, 2026 and June 30, 2025 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	953,680	$39.69	1,043,963	$45.11
Granted	26,250	14.66	106,814	19.27
Exercised	-	-	-	-
Forfeited	(5,700)	22.65	(27,540)	22.60
Expired	(71,900)	62.40	(77,018)	63.17
Outstanding, end of period	902,330	37.26	1,046,219	39.82
Options exercisable, end of period	629,166	$44.43	616,031	$53.52

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	961,376	$39.65	1,122,700	$45.86
Granted	26,250	14.66	106,814	19.27
Exercised	-	-	-	-
Forfeited	(9,675)	22.38	(45,768)	29.83
Expired	(75,621)	61.78	(137,527)	61.91
Outstanding, end of period	902,330	37.26	1,046,219	39.82
Options exercisable, end of period	629,166	$44.43	616,031	$53.52
As of June 30, 2026, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$14.66 -$19.93	172,287	$18.30	5.6	$-	85,716	$19.11	5.4	$-
$20.25 - $28.37	362,489	22.70	4.8	-	177,646	23.30	4.5	-
$30.70 - $30.74	5,000	30.74	3.4	-	3,750	30.74	3.4	-
$40.04 - $48.00	127,465	42.00	3.0	-	126,965	42.01	3.0	-
$51.82 - $59.98	13,350	55.53	0.5	-	13,350	55.53	0.5	-
$60.01 - $68.41	77,116	60.01	0.9	-	77,116	60.01	0.9	-
$70.13 - $79.51	135,623	78.41	1.7	-	135,623	78.41	1.7	-
$80.61 - $82.07	9,000	80.61	2.3	-	9,000	80.61	2.3	-
	902,330	$37.26	3.8	$-	629,166	$44.43	3.2	$-
Total unrecognized compensation cost relating to unvested stock options at June 30, 2026, prior to the consideration of expected forfeitures, is approximately $2.2 million and is expected to be recognized over a weighted average period of 2.2 years.

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
Details of Wavelo's stock option transactions for the three and six months ended June 30, 2026 and June 30, 2025 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	15,292,152	$1.34	15,740,802	$1.32
Granted	867,000	1.81	163,000	1.78
Exercised	-	-	(24,420)	1.27
Forfeited	(41,357)	1.60	(134,118)	1.57
Expired	(574,000)	1.27	(119,251)	1.67
Outstanding, end of period	15,543,795	1.37	15,626,013	1.33
Options exercisable, end of period	13,349,382	$1.30	12,351,945	$1.28

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	15,305,714	$1.33	15,887,997	$1.27
Granted	882,500	1.81	389,000	1.78
Exercised	-	-	(24,420)	1.27
Forfeited	(47,607)	1.56	(206,181)	1.53
Expired	(596,812)	1.27	(420,383)	1.29
Outstanding, end of period	15,543,795	1.37	15,626,013	1.33
Options exercisable, end of period	13,349,382	$1.30	12,351,945	$1.28
As of June 30, 2026, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 -$1.81	15,543,795	$1.37	3.5	$6,868	13,349,382	$1.30	3.3	$6,793
	15,543,795	$1.37	3.5	$6,868	13,349,382	$1.30	3.3	$6,793
Total unrecognized compensation cost relating to unvested stock options at June 30, 2026, prior to the consideration of expected forfeitures, is approximately $2.6 million and is expected to be recognized over a weighted average period of 3.0 years.

2022 Ting Equity Compensation Plan
On January 16, 2023, the Board of Ting approved Ting's Equity Compensation Plan (Ting ECP), which has been established for the benefit of the employees, officers, directors and certain consultants of Ting or Tucows. The Ting stock options were introduced in order to provide variable compensation that helps retain executives and ensure that our executives' interests are aligned with those stakeholders of the business to grow the long-term value. The maximum number of Ting common units that have been set aside for issuance under the plan is 10 million units, currently there are 100 million common units outstanding. Generally, options issued under the Ting ECP vest over a four-year period and have a term not exceeding seven years. Compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of the share-based instrument at the time of the grant and are recognized as expense over the vesting period of the share-based instrument.
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
Details of Ting's stock option transactions for the three and six months ended June 30, 2026 and June 30, 2025 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	4,537,331	$6.00	4,937,111	$6.00
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(1,834)	6.00	-	6.00
Expired	(103,075)	6.00	(219,342)	6.00
Outstanding, end of period	4,432,422	6.00	4,717,769	6.00
Options exercisable, end of period	4,398,599	$6.00	3,871,117	$6.00

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	4,646,012	$6.00	5,959,660	$6.00
Granted	-	-	—	—
Exercised	-	-	-	-
Forfeited	(73,759)	6.00	(91,658)	6.00
Expired	(139,831)	6.00	(1,150,233)	6.00
Outstanding, end of period	4,432,422	6.00	4,717,769	6.00
Options exercisable, end of period	4,398,599	$6.00	3,871,117	$6.00
As of June 30, 2026, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $6.00	4,432,422	$6.00	3.8	$-	4,398,599	6.0	3.8	$-
	4,432,422	$6.00	3.8	$-	4,398,599	6.0	3.8	$-
Total unrecognized compensation cost relating to unvested stock options at June 30, 2026, prior to the consideration of expected forfeitures, is approximately $0.4 million and is expected to be recognized over a weighted average period of 0.9 years.
The Company recorded total stock-based compensation expense of $1.2 million and $2.3 million for the three and six months ended June 30, 2026, respectively. The Company recorded total stock-based compensation expense of $1.4 million and $2.9 million for the three and six months ended June 30, 2025, respectively. The Company details of the stock-based compensation expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Company options	$846	$967	$1,799	$2,050
Wavelo options	120	453	268	895
Ting options	211	30	222	61
Capitalized stock based compensation	(13)	(65)	(31)	(116)
Total stock based compensation expense	$1,164	$1,385	$2,258	$2,890
During the three and six months ended June 30, 2026 and June 30, 2025, the Company capitalized $0.1 million, $0.1 million, $0.1 million and $0.1 million, respectively, of stock based compensation directly attributable to the development of certain IUS assets.
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
The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as of June 30, 2026 (Dollar amounts in thousands of U.S. dollars):

	June 30, 2026
	Fair Value Measurement Using			Asset (Liability) at Fair value
	Level 1	Level 2	Level 3

Derivative instrument asset (liability), net	$-	$(171)	$-	$(171)

Total assets (liabilities), net	$-	$(171)	$-	$(171)
The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as of December 31, 2025 (Dollar amounts in thousands of U.S. dollars):

	December 31, 2025
	Fair Value Measurement Using			Asset (Liability) at Fair value
	Level 1	Level 2	Level 3

Derivative instrument asset (liability), net	$-	$(75)	$-	$(75)

Total assets (liabilities), net	$-	$(75)	$-	$(75)
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
The Company accounts for investment in entities over which it has the ability to exert significant influence, but does not control and is not the primary beneficiary of, using the equity method of accounting. The Company includes the proportionate share of earnings (loss) of the equity method investees in Other Income. The Company also earned other non-operational income during the period amounting to less than $0.1 million.

The Company earned the amounts noted in the table below during the three and six months ended June 30, 2026 and June 30, 2025.

(Dollar amounts in thousands of U.S. dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income earned on sale of transferred assets	$2,479	$3,112	$4,995	$5,853
Equity in (earnings) losses of unconsolidated businesses	(2)	16	(61)	(46)
Other income	88	-	88	-
Total other income	$2,565	$3,128	$5,022	$5,807
The following table provides additional information relating to Interest expense, net (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$(14,660)	$(14,081)	$(28,828)	(28,209)
Interest income	210	460	513	975
Interest expense, net	$(14,450)	$(13,621)	$(28,315)	(27,234)
19. Redeemable Preferred Units
On August 8, 2022 (the “Effective Date”), Ting and certain affiliated entities (the "Ting Entities") entered into a Series A Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with Generate TF Holdings, LLC ("Generate"); and certain affiliated entities (the "Generate Entities") and closed the transaction on August 11, 2022 (the “Transaction Close”). Ting issued and sold 10,000,000 Series A Preferred Units to Generate at $6.00 per unit, resulting in gross proceeds of $60.0 million. The investment provided an additional $140 million of capital commitments available to Ting over the subsequent three year period, if certain milestones were achieved.
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
As of June 30, 2026, the Series A Preferred Units have an aggregate liquidation preference of $91.5 million, plus a make-whole premium should redemption occur before the fourth anniversary of the Transaction Close and are senior to the Ting common units with respect to sale, dissolution, liquidation or winding up of Ting.
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
The liability was initially recorded at fair value and subsequently recorded at the present value of the settlement amount, which includes the preferred return payments required until the instrument's expected maturity on the sixth anniversary of the Transaction Close, August 10, 2028 using the implicit rate of return of the instrument, 15%. For the six month period ended June 30, 2026, Ting recorded an interest expense of $10.4 million, the total of which was accreted. For the year ended December 31, 2025, Ting recorded an interest expense of $19.3 million, of which $14.7 million was accreted. Interest expense related to amortization of issuance costs was $0.1 million in each of those periods.
Commencing in the second quarter of 2025, Ting had not paid the quarterly preferred return for more than two consecutive quarters. The unpaid amount as of June 30, 2026 is $25.1 million and has been added to the redeemable preferred units balance in the Consolidated Balance Sheets. The impact of this failure to pay is outlined below under Return Breach and Trigger Event.

The following table summarizes Ting's borrowings under the Unit Purchase Agreement (Dollar amounts in thousands of U.S. dollars):

	June 30, 2026	December 31, 2025

Opening Balance	$137,252	$122,556
Add: Accretion of redeemable preferred units(1)	10,427	14,696
Redeemable preferred shares balance	147,679	137,252
Less: Deferred preferred financing costs	(232)	(289)
Total Redeemable preferred units	$147,447	$136,963
(1)Ting capitalizes interest expenses directly attributable to the development of qualifying assets. Qualifying assets include IUS, AUC, equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the three and six months ended June 30, 2026 Ting capitalized less than $0.1 million of interest expenses pertaining to the redeemable preferred units directly attributable to the development of certain AUC assets. During the three and six months ended June 30, 2025 Ting capitalized $0.1 million of interest expenses pertaining to the redeemable preferred units directly attributable to the development of certain AUC assets.

Return Breach and Trigger Event
On December 1, 2025, Ting received written notice from Generate asserting that a Return Breach had occurred due to Ting’s failure to pay the quarterly preferred return for the second and third quarter of 2025 and the failure to cure such nonpayment within 60 days of notice from Generate thereof. Generate further asserted that such Return Breach constituted a Trigger Event under the Ting Fiber LLC Amended and Restated Limited Liability Company Agreement, dated as of August 11, 2022 (the "LLC Agreement") and reserved its rights to pursue available remedies under the LLC Agreement and applicable law. Such remedies include the right to elect conversion of the Series A Preferred Units into common units of Ting and a call right to purchase certain fiber network assets of Ting at the lower of the fair market value of such assets, and the aggregate invested capital in such assets plus 10%. Generate has not exercised either of these rights as of June 30, 2026.
Additionally, as a result of the Return Breach and related Trigger Event asserted by Generate on December 1, 2025, Generate has the ability, at its option, to make a request for redemption of all Series A Preferred Units, requiring Ting to redeem all outstanding Series A Preferred Units within 30 days of such request (a "Redemption Request"). The redemption price under such a request includes the original issue price, any unsatisfied preferred return, as well as a make-whole premium. As Ting would be required to settle the obligation within 30 days of a Redemption Request being submitted, the redeemable preferred units were reclassified from long term to current liabilities in the Consolidated Balance Sheet as of December 31, 2025. If Ting did receive a Redemption Request from Generate, Ting would be required to pay Generate an estimated $204.9 million, representing the redemption price. As of June 30, 2026, Generate had not submitted a redemption request, and payment of the Redemption Price was not due.
The rights asserted by Generate in connection with the Return Breach relate to Ting and its subsidiaries, and such rights under the LLC Agreement do not extend to, or otherwise impose any liability upon, Tucows Inc. or its other subsidiaries. Under the LLC Agreement, the remedies available to Generate following a Return Breach are limited to the equity interests and assets of Ting and its subsidiaries, and are subordinate to the rights of the secured noteholders under Ting's asset-backed securitization facilities. Accordingly, the occurrence of the Return Breach and any exercise of rights by Generate do not affect Ting's securitized debt structure and have no impact on the ABS facilities or the collateral securing them. Further, there is no impact of the Return Breach or Trigger Event on the Company's 2023 Credit Facility described in "Note 7. Long Term Debt." In addition, see “Note 22. Subsequent Events” for information regarding the Generate Exit Transaction (as defined therein) that occurred post-quarter end.

20. Commitments and Contingencies
(a)The Company has several non-cancelable lease and purchase obligations primarily for general office facilities, service contracts for mobile telephone services and equipment that expire over the next ten years. Future minimum payments under these agreements are as follows (Dollar amounts in thousands of U.S. dollars):

Contractual Obligations for the period ended June 30, 2026	Capital Purchase Obligations	Purchase Obligations (1)	Total Obligations

Remainder of 2026	$7,363	$1,018	$8,381
2027	-	1,017	1,017
2028	-	477	477
2029	-	360	360
2030	-	139	139
Thereafter	-	18	18
	$7,363	$3,029	$10,392
(1)Purchase obligations include all other legally binding service contracts for mobile telephone services and other operational agreements to be delivered during the remainder of 2026 and subsequent years

(b)On February 9, 2015 Ting Fiber, Inc. (“Ting Fiber”) entered into a lease and network operation agreement with the City of Westminster, Maryland (the “City”) relating to the deployment of a new fiber network throughout the Westminster area (“WFN”).
Under the agreement, the City will finance, construct, and maintain the WFN which will be leased to Ting for a period of ten years. The network will be constructed in phases, the scope and timing of which shall be determined by the City, in cooperation with Ting.

Under the terms of the agreement, Ting may be required to advance funds to the City in the event of a quarterly shortfall between the City’s revenue from leasing the network to Ting and the City’s debt service requirements relating to financing of the network. Ting could be responsible for shortfalls between $50,000 and $150,000 per quarter. In 2016, the City entered into financing for the construction of the WFN which allows the City to draw up to $21.0 million from their lenders over the next five years with interest only payments during that period with a loan maturity of 30 years. As of June 30, 2026, the City has drawn $16.2 million and the City’s revenues from Ting exceeded the City’s debt service requirements. The Company does not believe it will be responsible for any shortfall in the remainder of 2026.
(c)On November 4, 2019 Ting entered into an access and use agreement with Netly, LLC (“Netly”). The agreement establishes twelve-year term wherein Ting will be granted the right to act as an Internet service provider for fiber-optic networks to be constructed in and around the cities of Solana Beach, California. Under the terms of the agreement, Ting will have a 3-year “Headstart” period over each completed segment of the network, whereby Ting shall be the exclusive provider of services to subscribers during the “Headstart” period. Netly is fully responsible for constructing, operating and maintaining a wholesale fiber optic network, as well as the financing of those activities.
Ting is responsible for paying a fee per subscriber to Netly, as well as an unlit door fee for each serviceable address not subscribed. Through a “take or pay” arrangement, Ting has agreed to certain minimum charges based on minimum subscriber rates. To the extent that construction of the fiber optic network is complete, our minimum commitments have been included in the contractual lease obligations in "Note 13. Leases". The Company has had an ongoing billing dispute with Netly regarding the rates and methodology under which it can invoice our Ting Fiber division for our operations. In July 2026, Netly executed a release of approximately $0.9 million of previously accrued amounts relating to periods prior to the settlement, in full and final resolution of the dispute. The release did not require any payment by the Company and relates only to the historical disputed invoicing; Netly has agreed to apply a corrected invoicing methodology prospectively.
(d)On January 7, 2022, Ting Fiber entered into a 25-year lease agreement with Colorado Springs Utilities (“CSU”), a municipally owned utility. The lease agreement named Ting Fiber the anchor tenant on a city-wide fiber network that is intended to pass a maximum of 275,000 homes in Colorado Springs, Colorado. CSU began construction in Q2 of 2023. The lease obligates Ting Fiber, and its ultimate parent the Company, to pay a per month fee for addresses passed by the network (as they are passed and become serviceable for customers to connect to the network) and for certain fiber infrastructure, including co-location space. Based on the Company's current projection of approximately 150,000 homes to be passed, total lease costs over the twenty-five-year term are estimated at approximately $322.8 million, however the minimum fees are variable based on the percentage completion of the fiber optic network and these costs may be higher should the timing of delivery or amount of addresses passed be different from our estimate. Future committed fees associated with completed portions of the network have been included in the contractual lease obligations. Future fees associated with portions of the network that have yet to be constructed have not been considered an unconditional purchase obligation.
(e)On May 11, 2022, Ting, entered into a "Rights-of-Way" agreement with the City of Alexandria, Virginia whereby the City granted Ting the right to install, place, construct, maintain, operate, upgrade, repair, and replace a Communications System to provide Broadband Services within the Public Rights-of-Way (a space in, upon, above, along, across, over and below the public and City-owned property that is used as a public rights-of-way) for a fee. Per the agreement, Ting is to pay the City throughout the 20-year term of the agreement, an amount equal to 3% of Ting's Broadband Revenues once the network is live, and subscribers are obtained, and this fee is to be paid on a quarterly basis. The agreement commenced once Ting Fiber launched its network in Alexandria in March 2023. Since these fees are currently variable in nature, they have not been considered an unconditional purchase obligation for the purposes of the table in Note 20 (a).
(f)On November 1, 2023, the Company, entered into a Network Access and Use Agreement with Blue Suede Networks, LLC, which granted Ting Fiber the right to use the fiber communications network to be constructed by Blue Suede Networks, LLC to provide high-speed broadband Internet Access services to end-user residential and small and medium sized business customers in the city of Memphis, Tennessee. The agreement grants the Company an exclusivity period of 5 years. The agreement requires the Company to pay the greater of a minimum revenue commitment based on minimum subscriber rates and a revenue share. Future fees associated with portions of the network have not been considered an unconditional purchase obligation for the purposes of the table in Note 20 (a).
(g)In the normal course of its operations, the Company becomes involved in various legal claims and lawsuits. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of June 30, 2026 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial position.

21. Additional Financial Information
The following tables provide additional financial information related to our Condensed Consolidated Financial statements:

Balance Sheet Information
Prepaid expenses and other	June 30, 2026	December 31, 2025
Prepaid expenses and deposits	$20,440	$24,177
Income tax receivable	210	111
Inventory	3,967	3,872
Contract asset	1,109	1,004
Assets held for sale	-	211
Prepaid expenses and other	$25,726	$29,375

Other Assets
Investments	$2,012	$2,012
Contract costs	2,586	2,252
Contract asset - long term	-	114
Total other assets	$4,598	$4,378

Accounts payable and accrued liabilities
Accounts payable	$9,056	$9,898
Accrued liabilities	27,069	25,374
Total accounts payable and accrued liabilities	$36,125	$35,272

Other Current Liabilities
Customer deposits	$18,068	$17,369
Accreditation fees payable	604	594
Income taxes payable	1,317	2,802
Other liabilities - current portion	$1,575	$-
Total other current liabilities	$21,564	$20,765

Inventories
The components of the inventories as of June 30, 2026 and December 31, 2025 were as follows (Dollar amounts in thousands of U.S. dollars):

	June 30, 2026	December 31, 2025
Raw materials	$1,612	$1,923
Finished goods	2,355	1,949
Total Inventories	$3,967	$3,872
22. Subsequent Events
(a) Generate Exit Transaction and related agreements

On July 27, 2026, the Company, Ting and certain of the Ting Entities entered into a series of related, definitive agreements (collectively, the "Generate Exit Transaction") with Generate and the Generate Entities. The Generate Exit Transaction resolved the items discussed in "Note.19 Redeemable Preferred Units" and the conditions disclosed with respect to Ting, including the accrued and unpaid preferred return and the Return Breach and corresponding Trigger Event asserted by Generate and described in the Company's Current Report on Form 8-K filed on December 5, 2025 and in "Note.19 Redeemable Preferred Units". The principal agreements are as follows:

Purchase and cancellation of Series A Preferred Units:

Under the Unit Purchase and Exit Agreement dated July 27, 2026 ("the Unit Purchase and Exit Agreement"), the Company acquired from Generate all of the issued and outstanding Series A Preferred Units of Ting for cash consideration of $3.0 million and contingent consideration as described below. The Company was also required to make an investment in Ting Fiber LLC of $5.0 million, which was effected via an intercompany loan. Immediately following the acquisition, the Series A Preferred Units were surrendered, cancelled and retired. In connection with the transaction, Generate ceased to be a preferred member of Ting, waived and released all rights, powers and preferences associated with the Series A Preferred Units (including all redemption, mandatory-redemption, conversion and call rights), and withdrew all outstanding notices, including the notice asserting a Return Breach and Trigger Event. The parties also exchanged mutual releases. As of June 30, 2026, the carrying amount of the redeemable preferred units presented on the Condensed Consolidated Balance Sheet was $147.4 million (net of $0.2 million of deferred preferred financing costs), which was classified as a current liability as previously disclosed.

Contingent consideration:

Under the Unit Purchase and Exit Agreement, the Company may be required to make additional payments to Generate, including (i) a payment of up to $5.0 million if an additional investment of $12.5 million in Ting is not made within twelve months of closing, (ii) a payment of $2.0 million if a separately granted option for Generate to acquire certain partner markets is not exercised by Generate within twelve months, and (iii) a payment of any excess proceeds should a sale of Ting be consummated within twelve months of closing, being an amount in excess of the sum of; the outstanding balance of the 2023 and 2024 Term Notes, the investments in Ting, and any consideration paid to Generate in connection with the Generate Exit Transaction, in each case subject to the terms and priorities set out in the agreement. Interest accrues on any overdue payment at 10% per annum.

(b) Amendment to Credit Agreement

On the same date, the Company entered into a Third Amendment to the 2023 Credit Agreement, which (i) extended the maturity date of the facility from September 22, 2027 to July 27, 2029 (with the exception of one syndicate member holding a $27.5 million commitment, which the Company has commenced discussions to replace with an existing or new syndicate member), and (ii) amended the negative covenants to permit the Company to invest in the Ting business, subject to specified conditions and the existing financial covenants. Key financial covenants remained substantially the same, including a maximum Total Funded Debt to Adjusted EBITDA ratio of 3.75x and a minimum interest coverage ratio of 3.0x.

(c) Transactions between the Company and Ting

In addition, on July 27, 2026, the Company provided an interest-bearing loan to Ting of $5.0 million and acquired a data center asset from Ting for aggregate consideration of $6.0 million, thereby providing Ting with funding sufficient to meet its obligations as they come due within one year of the issuance date.

The Company is evaluating the accounting for the Generate Exit Transaction, the Company expects to recognize a gain on the extinguishment of the preferred units in the third quarter of 2026. The final amount and its classification are subject to completion of the Company's assessment of the contingent consideration and the applicable accounting treatment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the competition we expect to encounter as our business develops and competes in a broader range of Internet services, the Company's foreign currency requirements, specifically for the Canadian dollar and Euro; Wavelo, and Ting subscriber growth and retention rates; the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential generic top level domain (“gTLD”) expansion by the Internet Corporation for Assigned Names and Numbers (“ICANN”) on the number of domains we register and the impact it may have on related revenues; our belief regarding the underlying platform for our domain services; our expectation regarding the trend of sales of domain names; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our credit losses; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding liquidity and capital requirements of the Ting Internet business, as well as the outcome of any process to access strategic alternatives for this business; our expectations regarding the evaluation of our strategic alternatives for Ting; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds; our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; our partnership with an affiliate of Generate (as defined below); and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:
•Our ability to continue to generate sufficient working capital to meet our operating requirements;
•Our ability to service our debt commitments and preferred unit commitments;
•Our ability to maintain a good working relationship with our vendors and customers;
•The ability of vendors to continue to supply our needs;
•Actions by our competitors;
•Our ability to attract and retain qualified personnel in our business and address operational efficiencies;
•Our ability to effectively manage our business;
•The effects of any material impairment of our goodwill or other indefinite-lived intangible assets;
•Our ability to obtain and maintain approvals from regulatory authorities on regulatory issues;
•Our ability to invest in the build-out of fiber networks into selected towns and cities to provide Internet access services to residential and commercial customers while maintaining the development and sales of our established services;
•Adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, including with respect to the impact of the Tax Cuts and Jobs Act of 2017 and, the Organization for Economic Cooperation and Development ("OECD") model global minimum tax rules;
•Our ability to effectively respond or comply with new data protection regulations and any conflicts that may arise between such regulations and our ICANN contractual requirements;
•The application of business judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given that the ultimate tax determination is uncertain;
•Our ability to effectively integrate acquisitions;
•Our ability to effectively manage any impact of the Generate Exit Transaction;
•Our ability to monitor, assess and respond to changing geopolitical and economic environments including rising inflation and interest rates, tariffs and trade disputes, and geopolitical conflict;
•Our ability to collect anticipated payments from EchoStar in connection with the 10-year payment stream that is a function of the margin generated by the transferred subscribers over a 10-year period pursuant to the terms of the Asset Purchase Agreement dated August 1, 2020 between the Company and DISH Wireless LLC ("EchoStar", DISH's post-merger parent) (the “EchoStar Purchase Agreement”);
•Our ability to maintain compliance with the operational and financial covenants of the 2023 and 2024 Notes as defined in "Note 8. Notes Payable" of the Notes to the Condensed Consolidated Financial Statements included in Part I, of this Quarterly Report, which provides the Company with financing to invest in the expansion of fiber networks;
•Our ability to maintain the safety and security of our systems and data;
•Our ability to successfully identify and implement any potential strategic alternatives for Ting;
•Pending or new litigation; and

•Factors set forth under the caption “Item 1A Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 12, 2026 (the “2025 Annual Report”) and in "Item 1A Risk Factors" in Part II of this Quarterly Report.
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

For the three months ended June 30, 2026 and June 30, 2025, we reported net revenue of $100.6 million and $98.5 million, respectively.
For the six months ended June 30, 2026 and June 30, 2025, we reported net revenue of $197.2 million and $193.1 million, respectively.
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
As of June 30, 2026, Ting Internet had access to 126,000 owned infrastructure serviceable addresses, 137,000 partner infrastructure serviceable addresses and 60,500 active subscribers under its management; compared to having access to 132,000 owned infrastructure serviceable addresses, 66,000 partner infrastructure serviceable addresses and 52,000 active subscribers under its management as of June 30, 2025. These figures exclude any changes in serviceable addresses and accounts attributable to Simply Bits.
On July 27, 2026, the Company, Ting and certain of its affiliated entities, the “Ting Entities,” entered into a series of related, definitive agreements (collectively, the "Generate Exit Transaction") with Generate TF Holdings, LLC (“Generate”) and certain of its affiliated entities (the “Generate Entities”). See "Note 22. Subsequent Events” in the Notes to the Condensed Consolidated Financial Statements included in Part I, of this Quarterly Report for further information. The Generate Exit Transaction resolved the conditions disclosed with respect to Ting, including the accrued and unpaid preferred return and the Return Breach and corresponding Trigger Event asserted by Generate and described in the Company's Current Report on Form 8-K filed on December 5, 2025 and the items discussed above in “Note 19. Redeemable Preferred Units” of the Notes to the Condensed Consolidated Financial Statements included in Part I, of this Quarterly Report. As a result of the Generate Exit Transaction, Generate ceased to be a preferred member of Ting, waived and released all rights, powers and preferences associated with the Series A Preferred Units (including all redemption, mandatory-redemption, conversion and call rights), and withdrew all outstanding notices, including the notice asserting a Return Breach and Trigger Event. The parties also exchanged mutual releases.
Wavelo

Wavelo includes the provision of full-service platforms and professional services providing a variety of solutions that support CSPs, including subscription and billing management, network orchestration and provisioning, and individual developer tools. Wavelo's focus is to provide accessible telecom software to CSPs globally, minimizing network and technical barriers and improving Internet access worldwide. Wavelo's suite of flexible, cloud-based software simplifies the management of mobile and Internet network access, enabling CSPs to better utilize their existing infrastructure, focus on customer experience and scale their businesses faster. Wavelo launched as a proven asset for CSPs, with EchoStar using Wavelo’s MONOS software to drive additional value within its Digital Operator Platform, and Ting integrating Wavelo’s ISOS and SM software to enable faster subscriber growth and footprint expansion. The Wavelo segment also includes the Platypus brand and platform, our legacy billing solution for ISPs. The revenues from Wavelo's MONOS, ISOS, SM and professional services are all generated in the U.S. and our customer agreements have set contract lengths with the underlying CSP. Similarly, Wavelo's revenues from Platypus are largely generated in the U.S., with a small portion earned in Canada and other countries.

Tucows Domains

Tucows Domains includes whole sale and retail domain name registration services, as well as value added services derived through our OpenSRS, ENom, Ascio, EPAG, and Hover brands. Tucows Domains generates revenues primarily from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations. In addition, we earn revenues from the sale of retail domain name registration and email services to individuals and small businesses. Tucows Domains revenues are attributed to the country in which the contract originates, which is primarily in Canada and the U.S for OpenSRS and ENom brands whereas it is primarily in European nations for Ascio and EPAG.

Our primary distribution channel is a global network of 32,000 resellers that operate in approximately 200 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of gTLD and country code top-level domain options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface, easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale Domains Services comprise Domain registration services provided to resellers, Tucows Registry Services and WHOIS Privacy Services.
Wholesale, primarily branded as OpenSRS, ENom, EPAG and Ascio, derives revenue from its domain name registration service Together the OpenSRS, ENom, EPAG and Ascio Domain Services manage 21.3 million domain names under the Tucows, ENom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management have decreased by 2.7 million since June 30, 2025.
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

Ting Internet	June 30,
	2026	2025
	(in '000's)
Internet subscribers accounts under management	61	52
Internet owned infrastructure serviceable addresses[1]	126	132
Internet partner infrastructure serviceable addresses[1]	137	66
(1)Defined as premises to which Ting has the capability to provide a customer connection in a service area.

Tucows Domains	June 30,
	2026	2025
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisions (1)	9,886	10,749
Domains under management	21,324	24,019
(1)Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

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
Subsequent to June 30, 2026, on July 27, 2026, Tucows acquired all of the outstanding Series A Preferred Units of Ting from Generate, and the units were surrendered, cancelled and retired. See "Note 22. Subsequent Events" in the Notes to the Condensed Consolidated Financial Statements included in Part I, of this Quarterly Report for further information.
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
Substantially all of our Tucows Domains revenue is derived from domain name registrations and related value-added services from wholesale and retail customers using our provisioning and management platforms. The market for wholesale registrar services is both price sensitive and competitive and is evolving with the introduction of new gTLDs, particularly for large volume customers, such as large web hosting companies and owners of large portfolios of domain names. We have a relatively limited ability to increase the pricing of domain name registrations without negatively impacting our ability to maintain or grow our customer base. Growth in our Tucows Domains revenue is dependent upon our ability to continue to attract and retain customers by maintaining consistent domain name registration and value added service renewal rates and to grow our customer relationships through refining, evolving and improving our provisioning platforms and customer service for both resellers and end-users. In addition, Tucows Domains also generate revenues through the sale of names from our portfolio of domain names and through the OpenSRS, ENom, and Ascio Domain Expiry Streams. Our domains under management and transactions saw a moderate decrease in the latter half of Fiscal 2025, largely as a result of select, low margin customers taking their business in-house. These fluctuations occur occasionally in our business, and with broad, diverse and global nature of our reseller base ensures that margin remains healthy, and will be augmented by the strategies discussed above to continue to grow our revenue base.
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
Additionally, as part of the EchoStar Purchase Agreement, the Company retained a small number of customer accounts associated with one MNO agreement that was not reassigned to EchoStar at time of sale. We were subject to the minimum revenue commitments previously agreed to with this excluded MNO agreement. The Company was able to continue adding customers under the excluded MNO network in order to meet the commitment. However, with no direct ability to change customer pricing and limited ability to renegotiate contract costs or significant terms, the Company was unable to meet the minimum commitments with this MNO partner and incurred significant penalties through the prior year; and continued to incur penalties until such a time that the term of the contract completed in January 2026. As of June 30, 2026, the Company did not accrue any further penalties associated with the minimum commitment shortfall in the current period, as the term of the contract was completed. Beyond the term of the contract, the agreement continues month-to-month thereafter, with no expected penalties in the month-to-month arrangement. However, if the Company seeks negotiation to renew the contract for an extended term in support of more favorable per-subscriber rates to improve the margin profile associated with the business, we may be bound by minimum commitments once again. These could be in excess of our customer-based usage, which could increase our cost of revenues and negatively impact our financial results.
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
RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 NET REVENUES

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

Tucows Domains
The Company generates Tucows Domains revenues primarily through Wholesale Domains Services, Wholesale Value Added Services and Retail.
Wholesale Domains Services comprise Domain registration services provided to resellers, Tucows Registry Services and WHOIS Privacy Services.
Wholesale Value Added Services comprise Domain-related value-added services provided to resellers, as well as expiry and advertising revenue streams.
Retail services comprise Domain registration contracts provided to retail customers along with related email and WHOIS privacy services.
The Company is an ICANN accredited registrar. The Company is the primary obligor with our reseller and retail registrant customers and is responsible for the fulfillment of our registrar services to those parties. As a result, the Company reports revenue in the amount of the fees we receive directly from our reseller and retail registrant customers. Our reseller customers maintain the primary obligor relationship with their retail customers, establish pricing and retain credit risk to those customers. Accordingly, the Company does not recognize any revenue related to transactions between our reseller customers and their ultimate retail customers.
Domain registration and WHOIS Privacy Services
Domain registration contracts, which can be purchased for terms of one to ten years, provide our resellers and retail registrant customers with the exclusive right to a personalized internet address from which to build an online presence. The Company enters into domain registration contracts in connection with each new, renewed and transferred-in domain registration. At the inception of the contract, the Company charges and collects the registration fee for the entire registration period. Though fees are collected upfront, revenue from domain registrations are recognized ratably over the registration period as domain registration contracts contain a ‘right to access’ license of IP, which is a distinct performance obligation measured over time. The registration period begins once the Company has confirmed that the requested domain name has been appropriately recorded in the registry under contractual performance standards.
WHOIS Privacy is an ongoing service that protects the personal information of Registrants from public access.
Tucows Registry Services
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
Value Added Services
Domain related value-added services like digital certifications and hosted email provide our resellers and retail registrant customers with tools and additional functionality to be used in conjunction with domain registrations. All domain related value-added services are considered distinct performance obligations which transfer the promised service to the customer over the contracted term. Fees charged to customers for domain related value-added services are collected at the inception of the contract, and revenue is recognized on a straight-line basis over the contracted term, consistent with the satisfaction of the performance obligations.
Expiry
The Company also sells the rights to the Company’s portfolio domains or names acquired through the Company’s domain expiry stream. The domain expiry stream involves domain names whose registration has expired and as per ICANN regulations are placed into a 40-day grace period. Though the domain names do not belong to the registrant during the 40-day grace period, the Company is restricted from allowing others to register them. The Company monetizes its domain expiry stream both through the sale of names and by allowing advertisers to place parked pages advertisements on the domains. Revenue from the sale of domain-name rights through the domain expiry stream is recognized at a point in time when control of the domain-name rights is transferred to the customer.
Advertising
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
Corporate and other - Mobile services and eliminations
Although we still provide mobile telephony services to a small subset of customers retained through the Ting Mobile brand as part of the EchoStar Purchase Agreement executed in Fiscal 2020, this revenue stream no longer represents the Company's strategic focus going forward. Instead, we have transitioned towards being a platform provider for CSPs globally via Wavelo. Retail telephony services and transition services revenues are not part of our reportable segments under ASC 280 and their results are presented as part of the All Other category.
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
The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Ting:
Fiber Internet Services	$17,463	$16,410	$34,591	$32,725
Construction revenue	4,132	-	6,378	-
Total Fiber	21,595	16,410	40,969	32,725

Wavelo:
Platform Services	11,755	12,656	23,316	24,052
Other professional services	-	-	-	-
Total Wavelo	11,755	12,656	23,316	24,052

Tucows Domains
Wholesale
Domain Services	48,836	51,557	97,641	101,561
Value Added Services	6,303	5,757	11,763	11,660
Total Wholesale	55,139	57,314	109,404	113,221

Retail	9,854	10,290	19,689	19,638
Total Tucows Domains	64,993	67,604	129,093	132,859

Corporate and other*:
Mobile Services and eliminations	2,213	1,793	3,835	3,436

	$100,556	$98,463	$197,213	$193,072
*Corporate and all other includes revenues from Ting Mobile, corporate overhead functions, and other activities that do not meet the criteria for separate reportable segment disclosure under ASC 280. Ting Mobile is not managed as a separate reportable segment and is included within Corporate and all other for purposes of segment reporting. Intersegment revenues and expenses are eliminated in consolidation.

The following table presents our net revenues, by revenue source, as a percentage of total net revenues (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Ting:
Fiber Internet Services	17%	17%	18%	17%
Construction revenue	4%	0%	3%	0%
Total Fiber	21%	17%	21%	17%

Wavelo:
Platform Services	12%	13%	12%	12%
Other professional services	0%	0%	0%	0%
Total Wavelo	12%	13%	12%	12%

Tucows Domains:
Wholesale
Domain Services	49%	52%	50%	53%
Value Added Services	6%	6%	6%	6%
Total Wholesale	55%	58%	55%	59%

Retail	10%	10%	10%	10%
Total Tucows Domains	65%	68%	65%	69%

Corporate and other*:
Mobile services and eliminations	2%	2%	2%	2%

	100%	100%	100%	100%
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

Total net revenues for the three months ended June 30, 2026 increased by $2.1 million, or 2%, to $100.6 million when compared to the three months ended June 30, 2025. The increase in net revenue was driven by Ting and Mobile Services and eliminations; partially offset by a decline in revenues from Tucows Domains and Wavelo. The Ting segment increased $5.2 million in the current period as a result of new construction revenue in Laguna Woods Village, California, United States, as well as from subscriber growth on our Fiber network across the United States. Mobile Services and eliminations increased by $0.4 million, also attributable to subscriber growth. The Tucows Domains segment decreased $2.6 million primarily driven by a decline in domain names under management. The Wavelo segment decreased $0.9 million in the current period primarily driven by less bundled professional services provided to customers in the current period.
Total net revenues for the six months ended June 30, 2026 increased by $4.1 million, or 2%, to $197.2 million when compared to the six months ended June 30, 2025. The increase in net revenue was driven by Ting and Mobile Services and eliminations; partially offset by a decline in revenues from Tucows Domains and Wavelo. The Ting segment increased $8.2 million in the current period as a result of new construction revenue in Laguna Woods Village, California, United States, as well as from subscriber growth on our Fiber network across the United States. Mobile Services and eliminations increased by $0.4 million attributable to subscriber growth. The Tucows Domains segment decreased $3.8 million primarily driven by a decline in domain names under management. The Wavelo segment decreased $0.7 million in the current period primarily driven by a less bundled professional services provided to customers in the current period.
Contract liabilities at June 30, 2026, increased by $2.5 million to $155.4 million from $152.9 million at December 31, 2025. This was primarily driven by Tucows Domains as a result of the increase in current period billings for domain name registrations and service renewals, characteristic of the seasonal renewal pattern we see. This was partially offset by a decrease in Ting driven by the drawdown of previously deferred revenue recognized based on construction progress for the Laguna Woods Village project.
During both the three and six months ended June 30, 2026, a customer, EchoStar, within our Wavelo segment accounted for 11% of total net revenues. EchoStar accounted for 12% of total net revenues during both the three and six months ended June 30, 2025. EchoStar accounted for 42% of total accounts receivable at June 30, 2026 and 44% of total accounts receivable at December 31, 2025. Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Our allowance for doubtful accounts was $1.3 million as of June 30, 2026 and $1.3 million as of December 31, 2025, respectively. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Ting
Ting generated $21.6 million in net revenue during the three months ended June 30, 2026, up $5.2 million, or 32%, compared to the three months ended June 30, 2025. This growth is driven primarily by new construction revenue and service revenue from Laguna Woods Village, California, United States, as well as from subscriber growth across our Fiber network and the continued growth of available serviceable addresses in Ting towns throughout the United States.
Ting generated $41.0 million in net revenue during the six months ended June 30, 2026, up $8.2 million, or 25%, compared to the six months ended June 30, 2025. This growth is driven primarily by new construction revenue and service revenue from Laguna Woods Village, California, United States, as well as from subscriber growth across our Fiber network and the continued growth of available serviceable addresses in Ting towns throughout the United States.
As of June 30, 2026, Ting Internet had access to 126,000 owned infrastructure serviceable addresses, 137,000 partner infrastructure serviceable addresses and 60,500 active subscribers under its management; compared to having access to 132,000 owned infrastructure serviceable addresses, 66,000 partner infrastructure serviceable addresses and 52,000 active subscribers under its management as of June 30, 2025. These figures exclude any changes in serviceable addresses and accounts attributable to the Simply Bits acquisition.
Wavelo
Platform Services
Net revenues from Wavelo Platform Services for the three months ended June 30, 2026, decreased by $0.9 million, or 7%, to $11.8 million as compared to the three months ended June 30, 2025. The decrease in net revenue is driven by less bundled professional services provided to customers in the current period. This decrease was partially offset by incremental revenues from both existing and new customers. Wavelo revenues continue to benefit from our customer's own subscriber growth. Intersegment revenues earned for provision of services on the ISOS and SM platforms between Wavelo and Ting are included in Wavelo's segment revenues for purposes of segment analysis, but are ultimately eliminated upon consolidation. The elimination impact is presented below in Corporate and all other - Mobile Services and Eliminations.
Net revenues from Wavelo Platform Services for the six months ended June 30, 2026, decreased by $0.7 million, or 3%, to $23.3 million as compared to the six months ended June 30, 2025. The decrease in net revenue is driven by less bundled professional services provided to customers in the six months ended June 30, 2025. This decrease was partially offset by incremental revenues from both existing and new customers. Wavelo revenues continue to benefit from our customer's own subscriber growth. Intersegment revenues earned for provision of services on the ISOS and SM platforms between Wavelo and Ting are included in Wavelo's segment revenues for purposes of segment analysis, but are ultimately eliminated upon consolidation. The elimination impact is presented below in Corporate and all other - Mobile Services and Eliminations.
Other Professional Services
Net revenues from Other Professional Services was NIL for both the three months ended June 30, 2026 and June 30, 2025, as well as the six months ended June 30, 2026 and the six months ended June 30, 2025. These revenues relate to the provision of standalone technology services development work for our CSP customers and are non-recurring and often one-time in nature, and expectedly can fluctuate period over period. These revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed no standalone professional services for our customers.
Tucows Domains
Wholesale - Domain Services
During the three months ended June 30, 2026, Wholesale domain services net revenue decreased by $2.7 million, or 5%, to $48.8 million as compared to the three months ended June 30, 2025. Decreases from Wholesale domain services domain registrations were driven by lower billings due to a decline in domain names under management since June 30, 2025.
During the six months ended June 30, 2026, Wholesale domain services net revenue decreased by $3.9 million, or 4%, to $97.6 million as compared to the six months ended June 30, 2025. Decreases from Wholesale domain services domain registrations were driven by lower billings due to a decline in domain names under management since June 30, 2025.
As of June 30, 2026, together, the OpenSRS, ENom, EPAG, and Ascio Domain Services manage 21.3 million domain names under the Tucows, ENom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management have decreased by 2.7 million since June 30, 2025, driven by some resellers migrating management of their domains in-house.
Wholesale - Value Added Services
During the three months ended June 30, 2026, value-added services net revenue increased by $0.5 million, or 9%, to $6.3 million as compared to the three months ended June 30, 2025. The increase in value-added service revenue was driven by strong expiry auction sales in the current period, slightly offset by a small decrease in certificates sales and storefront revenue.
During the six months ended June 30, 2026, value-added services net revenue increased by $0.1 million, or 1%, to $11.8 million as compared to the six months ended June 30, 2025. The increase in value-added service revenue was driven by strong expiry auction sales in the current period, along with increased Email revenue, slightly offset by a small decrease in certificates sales and storefront revenue.
Retail
During the three months ended June 30, 2026, retail domain services net revenue decreased by $0.4 million, or 4%, to $9.9 million as compared to the three months ended June 30, 2025. This was driven by a decrease in portfolio sales, slightly offset by Exact hosting acquisition revenue.
During the six months ended June 30, 2026, retail domain services net revenue increased by $0.1 million, or less than 1%, to $19.7 million as compared to the six months ended June 30, 2025. This was primarily driven by Exact hosting acquisition revenue and passthrough price increases in RealNames in the current period, slightly offset by a decrease in portfolio sales.

Corporate and other - Mobile Services and Eliminations
Net revenues from Mobile Services and eliminations for the three months ended June 30, 2026 increased by $0.4 million or 23%, to $2.2 million as compared to the three months ended June 30, 2025. This was driven by subscriber growth across both Ting and Mobile Services.
Net revenues from Mobile Services and eliminations for the six months ended June 30, 2026 increased by $0.4 million or 12%, to $3.8 million as compared to the six months ended June 30, 2025. This was driven by subscriber growth across both Ting and Mobile Services.
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
The following table presents our cost of revenues, by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Ting:
Fiber Internet Services	$6,397	$8,706	$13,017	$14,543
Construction revenue	3,248	-	5,255	-
Total Fiber	9,645	8,706	18,272	14,543

Wavelo:
Platform Services	392	95	718	232
Other professional services	-	-	-	-
Total Wavelo	392	95	718	232

Tucows Domains
Wholesale
Domain Services	38,800	41,193	77,582	81,575
Value Added Services	317	456	637	936
Total Wholesale	39,117	41,649	78,219	82,511

Retail	4,299	4,395	8,552	8,573
Total Tucows Domains	43,416	46,044	86,771	91,084

Corporate and other*:
Mobile Services and eliminations	4,819	4,224	9,395	8,371

Network Expenses:
Network, other costs	6,239	6,458	12,107	11,633
Network, depreciation and amortization cost	10,261	10,826	20,036	21,568
Total Network Expenses	16,500	17,284	32,143	33,201

	$74,772	$76,353	$147,299	$147,431
Decrease	$(1,581)		$(132)
Decrease - percentage	(2%)		0%
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

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Ting:
Fiber Internet Services	9%	11%	9%	10%
Construction services	4%	0%	4%	0%
Total Ting	13%	11%	12%	10%

Wavelo:
Platform Services	1%	0%	0%	0%
Other professional services	0%	0%	0%	0%
Total Wavelo	1%	0%	0%	0%

Tucows Domains:
Wholesale
Domain Services	52%	53%	53%	55%
Value Added Services	0%	1%	0%	1%
Total Wholesale	52%	54%	53%	56%

Retail	6%	6%	6%	6%
Total Tucows Domains	58%	60%	59%	62%

Corporate and other*:
Mobile services and eliminations	6%	6%	6%	6%

Network Expenses:
Network, other costs	8%	9%	8%	7%
Network, depreciation and amortization cost	14%	14%	14%	15%
	22%	23%	22%	22%

	100%	100%	100%	100%
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
Total cost of revenues for the three months ended June 30, 2026, decreased by $1.6 million or 2%, to $74.8 million from $76.4 million in the three months ended June 30, 2025. The three-month decrease in cost of revenues was driven by Tucows Domains and Network Expenses, and partially offset by increases across Ting, Mobile Service and eliminations, and Wavelo. The decrease in Tucows Domains of $2.6 million was primarily driven by a decline in domain names under management. The decrease in Network Expenses of $0.8 million was primarily driven by depreciation of all non-network assets, some of which were previously depreciated in network depreciation, being reclassified to operating expenses. The increase in Ting of $0.9 million is aligned with growth in active subscribers, as well as new costs associated with construction services; offset by a one-time lease accounting adjustment in the prior period. The increase in Mobile Services and eliminations of $0.6 million was primarily a result of higher mobile telephony services costs due to plan mix changes impacting usage in the current period. The increase in Wavelo of $0.3 million was primarily driven by the recognition of project costs related to bundled professional services.
Total cost of revenues for the six months ended June 30, 2026, decreased by $0.1 million or less than 1%, to $147.3 million from $147.4 million in the six months ended June 30, 2025. The six-month decrease in cost of revenues was driven by Tucows Domains and Network Expenses, and partially offset by increases across Ting, Mobile Service and eliminations, and Wavelo. The decrease in Tucows Domains of $4.3 million was primarily driven by a decline in domain names under management. The decrease in Network Expenses of $1.1 million was primarily driven by a decrease in depreciation following sale of assets. The increase in Ting of $3.7 million is aligned with growth in active subscribers, as well as new costs associated with construction services; offset by a one-time lease accounting adjustment in the prior period. The increase in Mobile Services and eliminations of $1.0 million was primarily a result of higher mobile telephony services costs due to plan mix changes impacting usage in the current period. The increase in Wavelo of $0.5 million was primarily driven by the recognition of project costs related to bundled professional services.
Deferred costs of fulfillment as of June 30, 2026, increased by $3.1 million, or 3%, to $116.1 million from $113.0 million at December 31, 2025. This was primarily driven by Tucows Domains with an increase of $2.4 million from the increase in billings since December 31, 2025 for domain name registrations and service renewals, characteristic of the seasonal renewal pattern we see during the beginning of a Fiscal Year. This was furthered by an increase in Ting of $0.7 million related to Laguna Woods Village, California, United States construction mobilization.
Ting
During the three months ended June 30, 2026, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar and Simply Bits, increased by $0.9 million, or 11%, to $9.6 million as compared to the three months ended June 30, 2025. The prior period included a $3.0 million one-time Ting lease accounting adjustment to true up lease expense for three partner network leases, increasing costs. Normalizing for this impact in the current period results in an increase of $3.9 million, of which $0.7 million is aligned with the subscriber and serviceable address growth across our Fiber network, and $3.2 million related to new costs associated with construction services. Both these increases are consistent with the discussion in the Net Revenue section above.
During the six months ended June 30, 2026, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar and Simply Bits, increased by $3.7 million, or 26%, to $18.3 million as compared to the six months ended June 30, 2025. The prior period included a $3.0 million one-time Ting lease accounting adjustment to true up lease expense for three partner network leases, increasing costs. Normalizing for this impact in the current period results in an increase of $6.7 million, of which $1.4 million is aligned with the subscriber and serviceable address growth across our Fiber network, and $5.3 million related to new costs associated with construction services. Both these increases are consistent with the discussion in the Net Revenue section above.
Wavelo
Platform Services
Cost of revenues from Wavelo Platform Services for the three months ended June 30, 2026 increased by $0.3 million, or 313%, to $0.3 million as compared to the three months ended June 30, 2025. This was driven by the recognition of additional project costs related to providing bundled professional services to EchoStar.
Cost of revenues from Wavelo Platform Services for the six months ended June 30, 2026 increased by $0.5 million, or 209%, to $0.7 million as compared to the six months ended June 30, 2025. This was driven by the recognition of additional project costs related to providing bundled professional services to EchoStar.
Other Professional Services
Cost of revenues from Other Professional Services was NIL for both the three months ended June 30, 2026 and June 30, 2025, as well as the the six months ended June 30, 2026 and for the six months ended June 30, 2025. Costs of revenues to provide other professional services change depending on the nature and scope of work we are engaged to perform for our customers for select statements of work. These cost of revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed no standalone professional services for our customers. This is aligned to the net revenues from other professional services discussed above.
Tucows Domains
Wholesale - Domain Services
Costs for Wholesale domain services for the three months ended June 30, 2026, decreased by $2.4 million, or 6%, to $38.8 million, as compared to $41.2 million for the three months ended June 30, 2025. Decreases from Wholesale domain registrations were primarily driven by a decline in domain names under management since June 30, 2025 as some resellers migrated management of their domains in-house. The decrease is aligned to the decrease in Net Revenues discussed above.
Costs for Wholesale domain services for the six months ended June 30, 2026, decreased by $4.0 million, or 5%, to $77.6 million, as compared to $81.6 million for the six months ended June 30, 2025. Decreases from Wholesale domain registrations were primarily driven by a decline in domain names under management since June 30, 2025 as some resellers migrated management of their domains in-house. The decrease is aligned to the decrease in Net Revenues discussed above.
Wholesale - Value-Added Services
Costs for wholesale value-added services for the three months ended June 30, 2026, decreased by $0.1 million, or 30%, to $0.3 million, as compared to $0.5 million for the three months ended June 30, 2025. This was driven by the slight decrease in certificates sales, aligned to the discussion in Net Revenues above.
Costs for wholesale value-added services for the six months ended June 30, 2026, decreased by $0.3 million, or 32%, to $0.6 million, as compared to $0.9 million for the six months ended June 30, 2025. This was driven by the slight decrease in certificates sales, aligned to the discussion in Net Revenues above.
Retail
Costs for retail domain services for the three months ended June 30, 2026, decreased by $0.1 million, or 2%, to $4.3 million, as compared to $4.4 million for the three months ended June 30, 2025. This was driven by a change in Exact product mix.
Costs for retail domain services for the six months ended June 30, 2026, decreased by less than $0.1 million, or less than 1%, to $8.6 million, as compared to $8.6 million for the six months ended June 30, 2025. This was driven by a change in Exact product mix.
Corporate and other - Mobile Services and Eliminations
Cost of revenues from Mobile Services and Eliminations for the three months ended June 30, 2026, increased by $0.6 million or 14%, to $4.8 million as compared to the three months ended June 30, 2025. The increase is primarily driven by increased costs associated with mobile telephony services from the small group of customers retained by the Company as part of the EchoStar Purchase Agreement, and less so from any transition services related costs. The increase is driven by subscriber growth with new subscribers joining on unlimited plans with higher data usage profiles. Some of the cost increase period over period is also a result of usage costs associated with long-distance charges from an isolated instance of unauthorized traffic. The Company accrued no minimum penalties associated with the MNO minimum commitment shortfall in the three months ended June 30, 2026, as compared to $1.1 million in the three months ended June 30, 2025. The company incurred penalties through January 2026, at which point the initial term of the contract was complete. The contract automatically continued month-to-month thereafter, with no expected penalties in the month-to-month arrangement.
Cost of revenues from Mobile Services and Eliminations for the six months ended June 30, 2026, increased by $1.0 million or 12%, to $9.4 million as compared to the six months ended June 30, 2025. The increase is primarily driven by increased costs associated with mobile telephony services from the small group of customers retained by the Company as part of the EchoStar Purchase Agreement, and less so from any transition services related costs. The increase is driven by subscriber growth with new subscribers joining on unlimited plans with higher data usage profiles. Some of the cost increase period over period is also a result of usage costs associated with long-distance charges from an isolated instance of unauthorized traffic. The Company accrued $0.2 million in penalties associated with the MNO minimum commitment shortfall in the six months ended June 30, 2026, as compared to $2.2 million in the six months ended June 30, 2025. The company incurred penalties through January 2026, at which point the initial term of the contract was complete. The contract automatically continued month-to-month thereafter, with no expected penalties in the month-to-month arrangement.
Network Expenses
Network expenses for the three months ended June 30, 2026, decreased by $0.8 million or 5%, to $16.5 million, as compared to $17.3 million for the three months ended June 30, 2025. The decrease was primarily driven by depreciation of all non-network assets, some of which were previously depreciated in network depreciation, being reclassified to operating expenses.
Network expenses for the six months ended June 30, 2026, decreased by $1.1 million or 3%, to $32.1 million, as compared to $33.2 million for the six months ended June 30, 2025. This was primarily driven by a decrease in depreciation following sale of assets, slightly offset by incremental depreciation from continued development of Wavelo capitalized platform assets.
SALES AND MARKETING
Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Sales and marketing	$12,553	$11,945	$24,656	$22,937
Increase (decrease) over prior period	$608		$1,720
Increase (decrease) - percentage	5%		7%
Percentage of net revenues	12%	12%	13%	12%
Sales and marketing expenses for the three months ended June 30, 2026, increased by $0.6 million, or 5%, to $12.6 million as compared to the three months ended June 30, 2025. The increase was primarily driven by marketing, contracted labor spending and stock based compensation expense spend as Ting ramps up marketing and customer acquisition efforts. This was furthered by a slight increase in contracted services and severance costs from Wavelo.
Sales and marketing expenses for the six months ended June 30, 2026, increased by $1.7 million, or 7%, to $24.7 million as compared to the six months ended June 30, 2025. The increase was primarily driven by marketing, contracted labor, and commissions spending as Ting ramps up marketing and customer acquisition efforts. This was furthered by a slight increase in contracted labor, travel, and marketing spend as Wavelo attempts to grow its pipeline and team in support of top line growth.
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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Technical operations and development	$4,860	$4,344	$9,291	$8,751
Increase (decrease) over prior period	$516		$540
Increase (decrease) - percentage	12%		6%
Percentage of net revenues	5%	4%	5%	5%
Technical operations and development expenses for the three months ended June 30, 2026, increased by $0.5 million, or 12%, to $4.9 million when compared to the three months ended June 30, 2025. The increase was primarily driven by Wavelo, followed by Tucows Domains with increases in contracted labor spend, AI token costs, along with lower labor cost recoveries, reflective of both a smaller workforce and a shift in work towards less capital intensive work.
Technical operations and development expenses for the six months ended June 30, 2026, increased by $0.5 million, or 6%, to $9.3 million when compared to the six months ended June 30, 2025. The increase was primarily driven by Wavelo, followed by Corporate and other costs with increases in contracted labor spend, AI token costs, along with lower labor cost recoveries, reflective of both a smaller workforce and a shift in work towards less capital intensive work.

GENERAL AND ADMINISTRATIVE
General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$13,097	$9,660	$22,925	$18,902
Increase (decrease) over prior period	$3,437		$4,023
Increase (decrease) - percentage	36%		21%
Percentage of net revenues	13%	10%	12%	10%
General and administrative expenses for the three months ended June 30, 2026, increased by $3.4 million or 36%, to $13.1 million as compared to the three months ended June 30, 2025. The increase was primarily driven by increased professional fees across the segments, as well as increased people related costs.
General and administrative expenses for the six months ended June 30, 2026, increased by $4.0 million or 21%, to $22.9 million as compared to the six months ended June 30, 2025. The increase was primarily driven by increased professional fees across the segments, increased people related costs and unrealized loss on foreign exchange.
DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation of property and equipment	$445	$79	$906	$163
Increase (decrease) over prior period	$366		$743
Increase (decrease) - percentage	463%		455%
Percentage of net revenues	0%	0%	0%	0%
Depreciation costs for the three months ended June 30, 2026, increased by $0.4 million, to $0.4 million as compared to the three months ended June 30, 2025. The increase was primarily driven by depreciation of all non-network assets, some of which were previously depreciated in network depreciation, being reclassified to operating expenses for more relevant presentation. The majority of this increase relates to the Ting segment.
Depreciation costs for the six months ended June 30, 2026, increased by $0.7 million, to $0.9 million as compared to the six months ended June 30, 2025. The increase was primarily driven by depreciation of all non-network assets, some of which were previously depreciated in network depreciation, being reclassified to operating expenses for more relevant presentation. The majority of this increase relates to the Ting segment.
AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of intangible assets	$333	$749	$1,071	$1,589
Increase (decrease) over prior period	$(416)		$(519)
Increase (decrease) - percentage	(56)%		(33)%
Percentage of net revenues	0%	1%	1%	1%
Amortization of intangible assets for the three months ended June 30, 2026, decreased by $0.4 million, or 56%, to $0.3 million as compared to the three months ended June 30, 2025. The decrease was driven by the completed amortization of Ascio brand assets, which was completed in March 2026.
Amortization of intangible assets for the six months ended June 30, 2026, decreased by $0.5 million, or 33%, to $1.1 million as compared to the six months ended June 30, 2025. The decrease was driven by the completed amortization of Ascio brand assets , which was completed in March 2026.

LOSS (GAIN) ON DISPOSITION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
(Gain) loss on disposition of property and equipment	$(48)	$(1,788)	$828	$(1,788)
Increase (decrease) over prior period	$1,740		$2,616
Increase (decrease) - percentage	(97%)		(146%)
Percentage of net revenues	0%	(2%)	0%	(1%)

In the three months ended June 30, 2026, the Company recorded minimal gains on disposition (less than $0.1 million). In the three months ended June 30, 2025, the Company recorded a gain on disposition of property and equipment of $1.7 million, primarily related to the disposition of Ting inventory held for capital projects.
In the six months ended June 30, 2026, the Company recorded a loss on disposition of property and equipment of $0.8 million, primarily related to the disposition of Ting contract assets and inventory held for capital projects. In the six months ended June 30, 2025, the Company recorded a gain on disposition of property and equipment of $1.7 million, primarily related to the disposition of Ting inventory held for capital projects.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Other income (expense), net	$(11,885)	$(10,493)	$(23,293)	$(21,427)
Increase (decrease) over prior period	$(1,392)		$(1,866)
Increase (decrease) - percentage	13%		9%
Percentage of net revenues	(12%)	(11%)	(12)%	(11%)

Other income (expenses) during the three months ended June 30, 2026, decreased by $1.4 million when compared to the three months ended June 30, 2025. The decrease in income was primarily driven by higher net interest expense, lower income earned on sale of Transferred Assets to EchoStar, and lower other income. Net interest expense increased by $0.8 million, driven by a $0.8 million increase in interest expense associated with Generate's redeemable preferred units, a $0.2 million increase due to reduced money market fund interest income from falling rates, and a $0.2 million increase due to lower interest expense capitalization associated with Fiber network assets under construction; partially offset by a $0.4 million decrease in interest expense related to the Credit Facility for the Tucows businesses excluding Ting due to the reduction in outstanding principal balance. Income earned on sale of Transferred Assets to EchoStar decreased by $0.6 million from normal churn, as expected. Other income increased by $0.1 million driven by income from Ting subleases.
Other income (expenses) during the six months ended June 30, 2026, decreased by $1.9 million when compared to the six months ended June 30, 2025. The decrease in income was primarily driven by higher net interest expense, lower income earned on sale of Transferred Assets to EchoStar, and lower other income. Net interest expense increased by $1.1 million, driven by a $1.2 million increase in interest expense associated with Generate's redeemable preferred units, a $0.4 million increase due to reduced money market fund interest income from falling rates, and a $0.2 million increase due to lower interest expense capitalization associated with Fiber network assets under construction; partially offset by a $0.8 million decrease in interest expense related to the Credit Facility for the Tucows businesses excluding Ting due to the reduction in outstanding principal balance. Income earned on sale of Transferred Assets to EchoStar decreased by $0.9 million from normal churn, as expected. Other income increased by $0.1 million driven by income from Ting subleases.

INCOME TAXES

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Provision for income taxes	$3,130	$2,265	$5,522	$4,431
Increase (decrease) over prior year	$865		$1,091
Effective tax rate	(18)%	(17)%	(17)%	(17)%

Income tax expense for the three and six months ended June 30, 2026, increased by $0.9 million and $1.1 million, respectively, when compared to the three and six months ended June 30, 2025. The change in effective tax rate is primarily due to the impact of foreign earnings and tax return adjustments.

We regularly evaluate our deferred tax assets, including net operating losses, to determine whether a valuation allowance is necessary based on our expectations of future taxable income. The increase in our valuation allowance on net operating losses reflects our assessment of the likelihood of realizing future tax benefits associated with these losses.

ADJUSTED EBITDA

We believe that the provision of this non-GAAP measure allows investors to evaluate the operational and financial performance of our core business using similar evaluation measures to those used by management. We use Adjusted EBITDA to measure our performance and prepare our budgets. Since Adjusted EBITDA is a non-GAAP financial performance measure, our calculation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. Because Adjusted EBITDA is calculated before recurring cash charges, including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a liquidity measure. For liquidity measures, see the Condensed Consolidated Statements of Cash Flows included in Part I of this Quarterly Report. Non-GAAP financial measures do not reflect a comprehensive system of accounting and may differ from non-GAAP financial measures with the same or similar captions that are used by other companies and/or analysts and may differ from period to period. We endeavor to compensate for these limitations by providing the relevant disclosure of the items excluded in the calculation of Adjusted EBITDA to net income based on GAAP, which should be considered when evaluating the Company's results. Tucows strongly encourages investors to review its financial information in its entirety and not to rely on a single financial measure.
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
The following table reconciles net income (loss) to adjusted EBITDA:

Reconciliation of Net income (loss) before Provision for Income Taxes to Adjusted EBITDA	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands of U.S. Dollars)	2026	2025	2026	2025

Net Income (Loss) for the period	$(20,471)	$(15,637)	$(38,578)	$(30,770)
Less:
Provision for income taxes	3,130	2,265	5,522	4,431
Depreciation of property and equipment	10,341	10,539	20,212	20,999
Impairment and loss (gain) on disposition of property and equipment	286	(1,353)	1,442	(1,149)
Amortization of intangible assets	698	1,115	1,801	2,321
Interest expense, net	14,450	13,621	28,315	27,234
Stock-based compensation	1,164	1,386	2,258	2,891
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	29	(72)	223	(437)
Acquisition, transaction and transition costs (1)	2,670	713	2,769	728

Adjusted EBITDA	$12,297	$12,577	$23,964	$26,248

1Acquisition and other costs represent transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.
Adjusted EBITDA decreased by $0.3 million, or 2%, to $12.3 million for the three months ended June 30, 2026, when compared to the three months ended June 30, 2025. The decrease in Adjusted EBITDA was primarily driven by decreases across Wavelo, Corporate and all other - Mobile Services and eliminations, and Tucows Domains. Wavelo's contribution decreased by $2.5 million, driven by less bundled professional services revenues and higher operating costs in service of growth and go-to market activities. The decrease in Corporate and all other - Mobile Services and eliminations contribution of $2.3 million was primarily driven by increased corporate operating expenses, including legal and professional fees and severance costs, as well as write-off of bad debt related to the unauthorized long distance changes in Mobile and the decrease in income earned on sale of Transferred Assets to EchoStar, as expected. Tucows Domains contribution decreased by $0.6 million primarily driven by legal and professional fees incurred in the current period. These decreases in Adjusted EBITDA were partially offset by an increase in Ting contribution of $5.2 million, primarily driven by new construction revenue and continued subscriber growth across the markets we serve.
Adjusted EBITDA decreased by $2.3 million, or 9%, to $24.0 million for the six months ended June 30, 2026, when compared to the six months ended June 30, 2025. The decrease in Adjusted EBITDA was primarily driven by decreases across Corporate and all other - Mobile Services and eliminations, Wavelo, and Tucows Domains. The decrease in Corporate and all other - Mobile Services and eliminations contribution of $4.1 million was primarily driven by increased corporate operating expenses, including legal and professional fees, severance costs, and AI costs, as well as write-off of bad debt related to the authorized long distance charges in Mobile and the decrease in income earned on sale of Transferred Assets to EchoStar, as expected. Wavelo's contribution decreased by $3.4 million, driven by less bundled professional services revenues and higher operating costs in service of growth and go-to market activities. Tucows Domains contribution decreased by $0.5 million primarily driven by legal and professional fees incurred in the current period. These decreases in Adjusted EBITDA were partially offset by an increase in Ting contribution of $5.6 million, primarily driven by new construction revenue and continued subscriber growth across the markets we serve.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2026, our cash and cash equivalents balance decreased by $2.6 million, our funds held by trustee balance decreased by $0.3 million, and our secured notes reserve funds balance decreased by $1.2 million when compared to December 31, 2025. The decrease in our cash balance was driven primarily by $10.6 million for additions to property and equipment and $0.9 million related to the acquisition of intangible assets. These decreases were offset by $5.4 million from cash provided by operating activities, $1.9 million proceeds on disposal of property and equipment by Ting, and $0.1 million contingent consideration for acquisitions.

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

The 2023 Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Agreement requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio by maintaining at all times a Total Funded Debt to Adjusted EBITDA Ratio of not more than (i) 3.75:1.00; and (2) an interest coverage ratio by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio (as defined in the Extension Agreement) of not less than 3.00:1.00. As of June 30, 2026, the Company's leverage ratio was 3.72:1.00 and Interest Coverage Ratio was 3.75:1.00.

    During the six months ended June 30, 2026, the Company did not make any repayments towards the 2023 Credit Facility. The Company ended June 30, 2026 with a remaining principal balance of $190.4 million, for which the required repayment was due in 2027.
Subsequent to June 30, 2026, on July 27, 2026, the Company entered into a Third Amendment to the 2023 Credit Agreement, which (i) extended the maturity date of the facility from September 22, 2027 to July 27, 2029 (with the exception of one syndicate member holding a $27.5 million commitment, which the Company has commenced discussions to replace with an existing or new syndicate member), and (ii) amended the negative covenants to permit the Company to invest in the Ting business, subject to specified conditions and the existing financial covenants. Key financial covenants remained substantially the same, including a maximum Total Funded Debt to Adjusted EBITDA ratio of 3.75x and a minimum interest coverage ratio of 3.0x. Please see "Note 22. Subsequent Events" of the Notes to the Condensed Consolidated Financial Statements included in Part I, of this Quarterly Report for further information.
As of June 30, 2026, the Company held contracts in the amount of $24.0 million with BMO to trade U.S. dollars in exchange for Canadian dollars under an uncommitted treasury risk management facility which assists the Company with hedging Canadian dollar exposures. Please see the discussion in the Material Cash
Requirements section below.

Cash Flow from Operating Activities

Net cash inflows from operating activities during the six months ended June 30, 2026 totaled $5.5 million, compared to a net cash outflow of $4.7 million in the six months ended June 30, 2025.

Net loss during the six months ended June 30, 2026 was $38.6 million, and included non-cash charges and recoveries of $38.9 million such as depreciation, impairment of property and equipment, accretion of redeemable preferred shares, loss (gain) on disposal of assets, stock-based compensation, amortization of debt discount and issuance costs, amortization of intangible assets, and deferred income taxes (recovery). This was offset by changes in our working capital, which resulted in a net cash inflow of $5.1 million from positive contributions of $7.9 million driven by prepaid expenses and deposits, accrued liabilities, accounts receivable, customer deposits, accreditation fees payable, and contract asset. This was partially offset by cash utilization of $2.8 million driven by deferred costs of fulfillment, income taxes recoverable, accounts payable, and inventory.

Cash Flow from Financing Activities

Net cash inflows from financing activities during the six months ended June 30, 2026 was less than $0.1 million, compared to a net cash outflow of $2.5 million in the six months ended June 30, 2025. The $0.1 million related to contingent consideration for acquisitions.

Cash Flow from Investing Activities

Net cash outflows from investing activities during the six months ended June 30, 2026 totaled $9.5 million, compared to a net cash inflow of $2.5 million in the six months ended June 30, 2025. Cash outflows totaled $11.4 million, with $10.6 million primarily related to investment in property and equipment to support the continued expansion of select Ting Internet Fiber network footprints, and $0.9 million related to acquisition of intangible assets in Tucows Domains. These cash outflows were partially offset by $1.9 million cash inflow related to proceeds on disposal of Ting property and equipment.

Material Cash Requirements

As of June 30, 2026, the Company's Cash and cash equivalents, restricted cash and secured notes reserve funds balances totaled $60.2 million, of which $28.6 million belonged to Ting Internet and $31.6 million belonged to the other Tucows' segments.

In our 2025 Annual Report, we disclosed our material cash requirements of both the Ting segment as well as the other segments excluding Ting. As of June 30, 2026, other than the items mentioned below, there have been no other material changes to our material cash requirements outside the ordinary course of business.

Ting

As of June 30, 2026, the balance owing on the Unit Purchase Agreement was $147.4 million ("Note 19. Redeemable preferred units" of the Notes to the Condensed Consolidated Financial Statements included in Part I, of this report). On May 4, 2023, Tucows, through its indirect and wholly owned subsidiaries, including Ting Fiber, LLC entered into a definitive agreement relating to a securitized financing facility where Ting Issuer LLC, a Delaware limited liability company, issued the 2023 Term Notes for a total value of $238.5 million and 2024 Term Notes for a total value of $63.0 million ("Note 8. Notes Payable" of the Notes to the Condensed Consolidated Financial Statements included in Part I, of this report).
On December 1, 2025, Ting received written notice from Generate asserting that a Return Breach and a Trigger Event had occurred as a result of Ting's failure to pay quarterly preferred return for two consecutive quarters and Generate reserved its rights to pursue certain remedies as described in "Note 19. Redeemable preferred units" to the Consolidated Financial Statements. As of June 30, 2026, Ting had not paid the preferred return due under the Unit Purchase Agreement to Generate for five consecutive quarters amounting to $25.1 million in the aggregate. The unpaid interest for these quarters has been treated as payment-in-kind ("PIK") and added to the outstanding balance of the redeemable preferred units. Please see "Note 19. Redeemable Preferred Units" of the Notes to the Condensed Consolidated Financial Statements included in Part I, of this Quarterly Report for further information.
Ting incurred a net loss of $19.6 million and $21.5 million for the three months ended June 30, 2026 and June 30, 2025, respectively. As of June 30, 2026, Ting had $12.6 million in unrestricted cash and cash equivalents, $2.9 million in accounts receivable, $2.1 million in accounts payable, and $7.7 million in accrued liabilities. Comparatively, as of December 31, 2025, Ting had $23.8 million in unrestricted cash and cash equivalents, $3.6 million in accounts receivable, $1.2 million in accounts payable, and $8.7 million in accrued liabilities. At June 30, 2026, Ting's current liabilities included $147.4 million on the redeemable preferred units, which were reclassified from long-term to current liabilities as of December 31, 2025. At June 30, 2026, Ting’s long-term liabilities included $293.6 million payable on the 2023 and 2024 Term Notes. Ting incurred an operating cash flow deficit of $4.3 million and $1.1 million for the three months ended June 30, 2026 and June 30, 2025, respectively. Ting has scheduled interest payments of $20.1 million in the twelve months following June 30, 2026.
On July 27, 2026, in connection with the Generate Exit Transactions, the Company entered into a Third Amendment to the 2023 Credit Agreement, which (i) extended the maturity date of the facility from September 22, 2027 to July 27, 2029 (with the exception of one syndicate member holding a $27.5 million commitment, which the Company has commenced discussions to replace with an existing or new syndicate member), and (ii) amended the negative covenants to permit the Company to invest in the Ting business, subject to specified conditions and the existing financial covenants. Key financial covenants remained substantially the same, including a maximum Total Funded Debt to Adjusted EBITDA ratio of 3.75x and a minimum interest coverage ratio of 3.0x. Please see "Note 22. Subsequent Events" of the Notes to the Condensed Consolidated Financial Statements included in Part I, of this Quarterly Report for further information.
Tucows Businesses Excluding Ting
Tucows businesses excluding Ting, acquisitions and capital investments have been funded by the Company's operating income and the Company's existing 2023 Credit Agreement. As of June 30, 2026, the Company’s 2023 Credit Facility had an outstanding balance of $190.4 million. Tucows businesses excluding Ting make principal repayments from time to time.
For Fiscal 2026, the Company plans to fund the cash requirements of Tucows businesses excluding Ting solely through operating income, while making discretionary loan repayments to create greater operating flexibility and access to additional financing.
In the long-term, Tucows businesses excluding Ting may seek additional financing to accelerate the growth of our business, repurchase shares or fund future acquisitions. The Company's 2023 Credit Facility, which was most recently amended to (i) extended the maturity date of the facility from September 22, 2027 to July 27, 2029 (with the exception of one syndicate member holding a $27.5 million commitment, which the Company has commenced discussions to replace with an existing or new syndicate member), and (ii) amended the negative covenants to permit the Company to invest in the Ting business, subject to specified conditions and the existing financial covenants, provides committed liquidity to the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of June 30, 2026.

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
As of June 30, 2026, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset (Liability)

July - September 2026	14,607	1.4021	(129)
October - December 2026	9,372	1.4021	(42)
	$23,979	1.4021	$(171)
As of June 30, 2026, the Company had $24.0 million of outstanding foreign exchange forward contracts which will convert to CDN $33.6 million. Of these contracts, $24.0 million met the requirements for hedge accounting.
As of December 31, 2025, the Company had $27.2 million of outstanding foreign exchange forward contracts which would convert to CDN $37.0 million. Of these contracts, $27.2 million met the requirements for hedge accounting.
We have performed a sensitivity analysis model for foreign exchange exposure over the six months ended June 30, 2026. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the six months ended June 30, 2026. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a decrease in net income for the six months ended June 30, 2026 of approximately $2.8 million, before the effects of hedging. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.
Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, foreign exchange contracts, commercial papers and accounts receivable. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions whom we have evaluated as highly creditworthy. Similarly, we enter into our foreign exchange contracts with major banks and financial institutions. With respect to accounts receivable, we perform ongoing evaluations of our customers, generally granting uncollateralized credit terms to our customers, and maintaining an allowance for doubtful accounts based on historical experience and our expectation of future losses.
Interest rate risk
Our exposure to interest rate fluctuations relate primarily to our 2023 Credit Agreement.
As of June 30, 2026, we had an outstanding balance of $190.4 million on the 2023 Credit Facility. The 2023 Credit Agreement added SOFR Loans as a form of advance available under the 2023 Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and 0.25% for six-months per annum). As of June 30, 2026, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payment on 2023 Credit Agreement by approximately $1.9 million, assuming that the loan balance as of June 30, 2026 is outstanding for the entire period..
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation as of June 30, 2026 management has concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b)Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2026, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 12, 2026, the Company announced that its Board of Directors (“Board”) approved a stock buyback program to repurchase up to $40 million of its common stock in the open market (the “2026 Buyback Program”). The 2026 Buyback Program commenced on February 13, 2026 and is expected to terminate on February 12, 2027. For the three and six months ended June 30, 2026, the Company did not repurchase any shares under the 2025 and 2026 Buyback Program.
Item 3. Defaults Upon Senior Securities
As of June 30, 2026, Ting had not paid the preferred return due to Generate for five consecutive quarters amounting to $25.1 million in the aggregate. Ting received a notice from Generate on December 1, 2025 stating that Ting is in a Return Breach and a Trigger Event under the LLC Agreement, and Generate has the right to pursue certain remedies as described in "Note 19. Redeemable Preferred Units" of the Notes to the Condensed Consolidated Financial Statements included in Part I, of this Quarterly Report.
On July 27, 2026, the Company, Ting and certain of its affiliated entities, the “Ting Entities,” entered into a series of related, definitive agreements (collectively, the "Generate Exit Transaction") with Generate TF Holdings, LLC (“Generate”) and certain of its affiliated entities the (“Generate Entities”). See “ Notes to Condensed Consolidated Financial Statements (unaudited) - Note 22. Subsequent Events.” The Generate Exit Transaction resolved the conditions disclosed with respect to Ting, including the accrued and unpaid preferred return and the Return Breach and corresponding Trigger Event asserted by Generate and described in the Company's Current Report on Form 8-K filed on December 5, 2025 and the items discussed above in “Note 19. Redeemable Preferred Units.” As a result of the Generate Exit Transaction, Generate ceased to be a preferred member of Ting, waived and released all rights, powers and preferences associated with the Series A Preferred Units (including all redemption, mandatory-redemption, conversion and call rights), and withdrew all outstanding notices, including the notice asserting a Return Breach and Trigger Event. The parties also exchanged mutual releases.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)During the three months and six months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5 1(c) of the Exchange Act (a “Rule 10b5-1 trading arrangement”) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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
#Filed herewith.
†Furnished herewith.
*Certain schedules and similar attachments have been omitted in reliance on Item 601 (a)(5) of Regulation S-K. The Company will provide, on supplemental basis, a copy of any omitted schedule or attachment to the Securities and Exchange Commission or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2026	TUCOWS INC.

	By:	/s/ DAVID WOROCH
David Woroch
President and Chief Executive Officer

	By:	/s/ IVAN IVANOV
Ivan Ivanov Chief Financial Officer
(Principal Financial and Accounting Officer)