Form 10-Q
period 2026-09-30
TUCOWS INC /PA/
filed 2026-11-05
CIK 909494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 3, 2026, there were 11,220,919 outstanding shares of common stock, no par value, of the registrant.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Tucows Inc.

Condensed Consolidated Balance Sheets
(Dollar amounts in thousands of U.S. dollars)
(unaudited)

	September 30, 2026	December 31, 2025

Assets

Current assets:
Cash and cash equivalents	$24,752	$46,759
Restricted cash	5,095	5,315
Accounts receivable, net of expected credit losses of $925 as of September 30, 2026 and $1,259 as of December 31, 2025	28,466	24,494
Deferred costs of fulfillment, current portion	97,208	97,151
Prepaid expenses and other	23,158	29,375
Total current assets	178,679	203,094

Deferred costs of fulfillment, long-term portion	16,235	15,883
Secured notes reserve funds	11,113	12,171
Property and equipment, net	263,871	281,955
Right of use lease asset	79,324	63,315
Intangible assets	18,057	19,703
Goodwill	130,410	130,410
Other assets	4,624	4,378
Total assets	$702,313	$730,909

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued liabilities	$34,685	$35,272
Derivative instrument liabilities	95	75
Operating lease liability, current portion	6,726	5,771
Contract liabilities, current portion	129,365	131,581
Syndicated revolver, current portion	21,056	-
Redeemable preferred units - no par value, 33,333,333 units authorized; nil units issued and outstanding as of September 30, 2026; 15,243,600 units issued and outstanding as of December 31, 2025	-	136,963
Deferred gain on restructured debt	146,117	-
Other current liabilities	21,473	20,765
Total current liabilities	359,517	330,427

Contract liabilities, long-term portion	21,528	21,354
Operating lease liability, long-term portion	71,659	57,823
Syndicated revolver, long-term portion	162,142	189,531
Notes payable	294,642	291,646
Other long-term liabilities	59	1,366
Deferred tax liability	2,961	2,962

Stockholders' deficit
Common stock - no par value, 250,000,000 shares authorized; 11,196,980 and 11,111,453 shares issued and outstanding as of September 30, 2026 and December 31, 2025	39,619	38,308
Additional paid-in capital	25,086	23,526
Accumulated deficit	(274,828)	(225,977)
Accumulated other comprehensive loss	(72)	(57)
Total stockholders' deficit	(210,195)	(164,200)
Total liabilities and stockholders' deficit	$702,313	$730,909
See accompanying notes to condensed consolidated financial statements

Tucows Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Dollar amounts in thousands of U.S. dollars, except per share amounts)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$99,975	$98,558	$297,188	$291,630

Cost of revenues:
Direct cost of revenues	54,201	57,830	169,357	172,060
Network, other costs	6,513	5,855	18,619	17,488
Network, depreciation and amortization	10,134	10,692	30,171	32,260
Total cost of revenues	70,848	74,377	218,147	221,808

Gross profit	29,127	24,181	79,041	69,822

Expenses:
Sales and marketing	11,701	11,882	36,358	34,818
Technical operations and development	4,816	4,682	14,108	13,433
General and administrative	11,538	9,650	34,462	28,552
(Gain) loss on disposition of property and equipment	(1)	(3,965)	827	(5,753)
Depreciation and amortization	775	785	2,751	2,537
Impairment of property and equipment	-	10,724	-	10,724
Total expenses	28,829	33,758	88,506	84,311

Income (loss) from operations	298	(9,577)	(9,465)	(14,489)

Other income (expenses):
Interest expense, net	(10,689)	(13,901)	(39,004)	(41,135)
Other income, net	2,106	2,915	7,128	8,722
Total other expenses, net	(8,583)	(10,986)	(31,876)	(32,413)

Loss before provision for income taxes	(8,285)	(20,563)	(41,341)	(46,902)

Provision for income taxes	1,988	2,456	7,510	6,887

Net loss for the period	(10,273)	(23,019)	(48,851)	(53,789)

Other comprehensive income (loss), net of tax
Unrealized income (loss) on hedging activities	69	(916)	(241)	(239)
Net amount reclassified to earnings	(11)	123	226	772
Other comprehensive income (loss) net of tax expense (recovery) of $18 and $(253) for the three months ended September 30, 2026 and September 30, 2025, and $1 and $174 for the nine months ended September 30, 2026 and September 30, 2025.	58	(793)	(15)	533

Comprehensive loss, for the period	$(10,215)	$(23,812)	$(48,866)	$(53,256)

Basic and diluted loss per common share	$(0.92)	$(2.08)	$(4.38)	$(4.87)

Shares used in computing basic and diluted loss per common share	11,182,254	11,079,486	11,152,102	11,053,725

See accompanying notes to the condensed consolidated financial statements

Tucows Inc.
Condensed Consolidated Statements of Cash Flows
(Dollar amounts in thousands of U.S. dollars)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Cash provided by:
Operating activities:
Net loss for the period	$(10,273)	$(23,019)	$(48,851)	$(53,789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,909	11,477	32,922	34,797
Amortization of debt discount and issuance costs	1,121	1,173	3,433	3,514
(Gain) loss on disposition of property and equipment	(1)	(3,965)	827	(5,753)
Impairment of property and equipment	-	10,885	614	11,524
Deferred income taxes (recovery)	(18)	252	5	(170)
Accretion of redeemable preferred units	1,670	9,351	12,088	9,351
Stock-based compensation expense	962	1,387	3,220	4,278
Change in non-cash operating working capital
Accounts receivable	(5,394)	(3,757)	(3,972)	(7,103)
Prepaid expenses and deposits	4,019	1,853	7,696	(370)
Deferred costs of fulfillment	2,671	2,641	(409)	655
Accounts payable and accrued liabilities	(2,512)	(3,691)	(858)	(7,547)
Contract liabilities	(4,457)	(4,041)	(2,041)	1,860
Other current liabilities	480	-	480	-
Other operating assets and liabilities	(3,792)	988	(4,309)	5,602
Net cash provided by (used in) operating activities	(4,615)	1,534	845	(3,151)

Financing activities:
Proceeds received on exercise of stock options	-	-	-	31
Payment towards repurchase of subsidiary shares	(74)	-	(74)	-
Redemption of preferred units	(3,000)	-	(3,000)	-
Repayment of syndicated revolver	(6,000)	(2,500)	(6,000)	(5,000)
Payment of syndicated revolver costs	(681)	(423)	(681)	(423)
Net cash provided by (used in) financing activities	(9,755)	(2,923)	(9,755)	(5,392)

Investing activities:
Proceeds on disposal of property and equipment	448	7,387	2,384	19,023
Acquisition of equity interest in partnership	(240)	-	(240)	-
Additions to property and equipment	(5,081)	(3,851)	(15,663)	(12,756)
Acquisition of intangible assets	-	7	(856)	(206)
Net cash provided by (used in) investing activities	(4,873)	3,543	(14,375)	6,061

Increase (decrease) in cash and cash equivalents, restricted cash, and restricted cash equivalents	(19,243)	2,154	(23,285)	(2,482)

Cash and cash equivalents, restricted cash, and restricted cash equivalents beginning of period	60,203	68,602	64,245	73,238
Cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$40,960	$70,756	$40,960	$70,756

Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents within the interim consolidated balance sheets to the amounts shown in the interim condensed consolidated statements of cash flows above:
Cash and cash equivalents	24,752	54,078	24,752	54,078
Restricted cash included in funds held by trustee	5,095	4,618	5,095	4,618
Restricted cash included in secured notes reserve funds	11,113	12,060	11,113	12,060
Total cash and cash equivalents, restricted cash, and restricted cash equivalents end of period	$40,960	$70,756	$40,960	$70,756

Supplemental cash flow information:
Interest paid	$8,057	$8,464	$24,391	$35,271
Income taxes paid, net	$2,334	$1,140	$9,621	$4,531
Supplementary disclosure of non-cash investing and financing activities:
Property and equipment acquired during the period not yet paid for	$1,778	$1,865	$1,778	$1,865
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
2. Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements reflect all adjustments, including normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the financial position of Tucows and its subsidiaries as of September 30, 2026 and the results of operations and cash flows for the interim periods ended September 30, 2026 and 2025. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results of operations that may be expected for future periods.
The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared by Tucows in conformity with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. Generally Accepted Accounting Principles (“GAAP”). Certain information and footnote disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes have been condensed or omitted. These interim Condensed Consolidated Financial Statements and accompanying notes follow the same accounting policies and methods of application used in the annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in Tucows' 2025 Annual Report on Form 10-K filed with the SEC on March 12, 2026 (the “2025 Annual Report”). There have been no material changes to our significant accounting policies and estimates during the three and nine months ended September 30, 2026 as compared to the significant accounting policies and estimates described in our 2025 Annual Report.
Subsidiary financial condition
Beginning in the fourth quarter of 2025, the Company initiated and continues to conduct a review of strategic alternatives for the Company's subsidiary, Ting Fiber, LLC ("Ting"). In the first and second quarter 2026 financial statements, the Company disclosed that substantial doubt existed about Ting’s ability to meet its obligations within one year of the issuance date of those financial statements. During the third quarter of 2026, the Company took several actions to address the conditions giving rise to substantial doubt. On July 27, 2026, the Company entered into the Third Amendment (as defined in "Note 7. Long Term Debt" below) to its syndicated credit agreement, which among other amendments, amended a negative covenant that restricted the Company from investing funds in Ting, to permit the Company to make additional investments in Ting, including through intercompany debt. On July 27, 2026, the Company purchased all of the Series A Preferred Units of Ting held by Generate TF Holdings, LLC (“Generate”) for $3.0 million in cash and contingent consideration as described in "Note 19. Redeemable Preferred Units", and the units were cancelled and retired, which removed Ting’s preferred-unit redemption obligation, accrued preferred return and related Return Breach (as defined in "Note 19. Redeemable Preferred Units") exposure. In connection with the purchase of the Series A Preferred Units, the Company provided Ting with a $5.0 million intercompany term loan. In addition, Ting sold its Centennial, Colorado data center to the Company for $6.0 million cash consideration and has implemented other cost efficiency measures to reduce its cash requirements. As a result of these actions, management has concluded that the substantial doubt about Ting’s ability to meet its obligations within one year of the issuance date of these financial statements has been alleviated.

Ting’s third-party debt has no recourse to the Company. Accordingly, the Company’s direct financial exposure to Ting is limited to the intercompany loan, which eliminates on consolidation, and certain contractual guarantees as disclosed in "Note 19. Redeemable Preferred Units" and “Note 20. Commitments and Contingencies." The Company does not believe that Ting's financial condition gives rise to substantial doubt about the Company's ability to continue as a going concern.

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
Foreign Exchange Hedges
The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed using derivative instruments is foreign exchange rate risk.
Since October 2012, the Company has employed a hedging program with a Canadian chartered bank to limit the potential foreign exchange fluctuations incurred on its future cash flows related to a portion of payroll, taxes, rent and payments to Canadian domain name registry suppliers that are denominated in Canadian dollars and are expected to be paid by its Canadian subsidiaries. The Company does not use forward contracts for trading or speculative purposes. The foreign exchange contracts typically mature between one and twelve months.
The Company has designated certain of these foreign exchange transactions as cash flow hedges for forecasted transactions. Where the critical terms of the hedging instrument and the entire hedged forecasted transaction are the same, in accordance with ASC 815 Derivatives and Hedging ("ASC 815"), the Company concludes that changes in fair value and cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis. The Company designated the foreign exchange hedge as a cash flow hedge of expected future payments at the inception of the contract. Accordingly, for the foreign exchange contracts, unrealized gains or losses on the effective portion of these contracts were included within other comprehensive income (loss) and reclassified to earnings when the hedged transaction is settled. Cash flows from hedging activities were classified under the same category as the cash flows from the hedged items in the Condensed Consolidated Statements of Cash Flows. The fair value of the foreign exchange contracts, as of September 30, 2026 and December 31, 2025, is recorded as derivative instrument assets or liabilities. For certain contracts where the hedged transactions are no longer probable to occur, the loss on the associated forward contract is recognized in earnings.
As of September 30, 2026, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $9.4 million, all of which met the requirements of ASC Topic 815 and were designated as hedges.
As of December 31, 2025, the notional amount of forward contracts that the Company held to sell U.S. dollars in exchange for Canadian dollars was $27.2 million, all of which met the requirements of ASC Topic 815 and were designated as hedges.
As of September 30, 2026, we had the following outstanding forward contracts to trade U.S. dollars in exchange for Canadian dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset (Liability)

October - December 2026	9,372	1.4021	(95)
	9,372	1.4021	(95)
Fair value of derivative instruments and effect of derivative instruments on financial performance
The effects of these derivative instruments on our Condensed Consolidated Financial Statements were as follows (amounts presented do not include any income tax effects).
Fair value of derivative instruments in the Condensed Consolidated Balance Sheets

Derivatives (Dollar amounts in thousands of U.S. dollars)	Balance Sheet Location	As of September 30, 2026 Fair Value Asset (Liability)	As of December 31, 2025 Fair Value Asset (Liability)
Foreign Currency forward contracts designated as cash flow hedges (net)	Derivative instruments	$(95)	$(75)
Total foreign currency forward contracts (net)	Derivative instruments	$(95)	$(75)
Movement in Accumulated other comprehensive income (AOCI) balance for the three months ended September 30, 2026 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI Balance - June 30, 2026	$(171)	$41	$(130)
Other comprehensive income (loss) before reclassifications	91	(22)	69
Amount reclassified from AOCI	(15)	4	(11)
Other comprehensive income (loss) for the three months ended September 30, 2026	76	(18)	58

Ending AOCI Balance - September 30, 2026	$(95)	$23	$(72)
Movement in AOCI balance for the nine months ended September 30, 2026 (Dollar amounts in thousands of U.S. dollars)

	Gains and losses on cash flow hedges	Tax impact	Total AOCI
Opening AOCI balance - December 31, 2025	$(79)	$22	$(57)
Other comprehensive income (loss) before reclassifications	(313)	72	(241)
Amount reclassified from AOCI	297	(71)	226
Other comprehensive income (loss) for the nine months ended September 30, 2026	(16)	1	(15)

Ending AOCI Balance - September 30, 2026	$(95)	$23	$(72)

Effects of derivative instruments on income and AOCI for the three months ended September 30, 2026 and 2025 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$12
Foreign currency forward contracts for the three months ended September 30, 2026	$69	Cost of revenues	$3

		Operating expenses	$(129)
Foreign currency forward contracts for the three months ended September 30, 2025	$(916)	Cost of revenues	$(33)

Effects of derivative instruments on income and AOCI for the nine months ended September 30, 2026 and 2025 are as follows (Dollar amounts in thousands of U.S. dollars)

Derivatives in Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative	Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from AOCI into Income
		Operating expenses	$(233)
Foreign currency forward contracts for the nine months ended September 30, 2026	$(241)	Cost of revenues	$(64)

		Operating expenses	$(815)
Foreign currency forward contracts for the nine months ended September 30, 2025	$(239)	Cost of revenues	$(202)
5. Property and Equipment
Property and equipment consist of the following (Dollar amounts in thousands of U.S. dollars):

	September 30, 2026	December 31, 2025
Computer equipment	$25,994	$26,665
Computer software	1,654	2,041
Capitalized internal use software	66,609	60,233
Furniture and equipment	1,465	1,662
Vehicles and tools	4,816	5,010
Fiber network (1)	277,649	272,713
Customer equipment and installations	34,681	28,010
Land	1,109	1,109
Buildings	9,314	9,389
Assets under construction	3,119	8,246
Leasehold improvements	428	428
	426,839	415,506
Less:
Accumulated depreciation	162,968	133,551
	$263,871	$281,955
(1) Fiber network is presented net of $0.2 million of government grants ($0.1 million as of December 31, 2025), with an impact of less than $0.1 million on accumulated depreciation ($0.1 million as of December 31, 2025).
Depreciation of property and equipment (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation of property and equipment	$10,212	$10,405	$30,425	$31,404

Impairment of Property and Equipment
During the three months ended September 30, 2026 and September 30, 2025, the Company recognized a total impairment expense of nil and $10.9 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized total impairment expense of $0.6 million and $11.5 million, respectively.
In the third quarter of 2025, management completed a review of remaining construction assets following the implementation of the 2024 Capital Efficiency Plan. As part of this review, certain assets were determined to no longer be usable or recoverable in ongoing operations or future network builds. Management concluded that these assets met the definition of ‘assets disposed of by abandonment’ under ASC 360-10.
As part of this assessment, management re-evaluated the estimated salvage values of the abandoned construction assets based on current market conditions and expected recoveries. This reassessment resulted in a reduction in estimated recoverable amounts, and a corresponding write-down was recorded to reflect the updated estimates as of September 30, 2025.
In total, $14.9 million of abandoned computer equipment and assets under construction were impaired, with an estimated salvage value of $4.9 million, resulting in a recorded impairment charge of $10.0 million for the three and nine months ended September 30, 2025. This charge is recorded within “Impairment of property and equipment” in the Condensed Consolidated Statement of Operations and Comprehensive Loss. Additionally, an impairment loss of $0.7 million was recognized related to ROU assets which is discussed under the "Note 13. Leases".
The Company recognized impairment charges on specific network assets that were identified through routine inspections as damaged and no longer in use of $0.2 million and $0.8 million for the three and nine months ended September 30, 2025, respectively, and nil and $0.6 million for the three and nine months ended September 30, 2026, respectively. These charges are recorded in “Network, other costs” in the Condensed Consolidated Statements of Operations and Comprehensive Loss, which is included in cost of revenues.
Asset Dispositions

During the third quarter of 2026, the Company sold property and equipment and intangibles for gross proceeds of $0.4 million. The net book value of the assets at the time of the sales was $0.4 million, resulting in a gain of less than $0.1 million, which is included in "(Gain) loss on disposition of property and equipment" in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the nine months ended September 30, 2026, the Company sold property and equipment and intangibles for gross proceeds of $2.4 million. The net book value of the assets at the time of the sales was $3.2 million, resulting in a loss of $0.8 million, which is included in "(Gain) loss on disposition of property and equipment" in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the third quarter of 2025, the Company sold property and equipment and intangibles for total consideration of $8.5 million, comprising cash proceeds and a $0.4 million indemnification holdback. The net book value of the assets at the time of the sales was $4.5 million, resulting in a gain of $4.0 million, which is included in "(Gain) loss on disposition of property and equipment" in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
During the nine months ended September 30, 2025, the Company sold property and equipment and intangibles for gross proceeds of $20.8 million, comprising cash proceeds and a $1.0 million indemnification holdback. The net book value of the assets at the time of the sales was $15.0 million, resulting in a gain of $5.8 million, which is included in "(Gain) loss on disposition of property and equipment" in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
6. Goodwill and Other Intangible Assets
Goodwill:
Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in our acquisitions.
The Company's Goodwill balance remained consistent at $130.4 million as of September 30, 2026 and December 31, 2025. The Company's goodwill relates 83% ($107.7 million) to the Tucows Domains operating segment and 17% ($22.7 million) to the Ting operating segment.
Goodwill is not amortized, but is subject to an annual impairment test, or more frequently if impairment indicators are present. No impairment charge was recognized during the three and nine months ended September 30, 2026 and 2025.
Other Intangible Assets:
Intangible assets consist of acquired brand, technology, customer relationships, surname domain names, direct navigation domain names and network rights. The Company considers its intangible assets consisting of surname domain names and direct navigation domain names as indefinite life intangible assets. The Company has the exclusive right to these domain names as long as the annual renewal fees are paid to the applicable registry. Renewals occur routinely and at a nominal cost. The indefinite life intangible assets are not amortized but are subject to annual impairment assessments and more frequently if events or changes in circumstances indicate that the assets may be impaired. As part of the normal renewal evaluation process during the periods ended September 30, 2026 and September 30, 2025, the Company assessed that all domain names that were originally acquired in the June 2006 acquisition of Mailbank.com Inc. that were up for renewal, should be renewed.
Finite-life intangible assets, comprising brand, technology, customer relationships and network rights are being amortized on a straight-line basis over periods of two to fifteen years. The weighted average remaining amortization period for all finite-life intangible assets is 2.6 years.
For the three and nine months ended September 30, 2026, the Company acquired customer relationship assets through hosting agreements for nil and $0.9 million. These assets are being amortized over seven years.

Net book value of acquired intangible assets consists of the following (Dollar amounts in thousands of U.S. dollars):

	Surname domain names	Brand	Customer relationships	Technology	Network rights (1)	Total
Amortization period	Indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, June 30, 2026	$12,260	$20	$5,271	$582	$622	$18,755
Disposals from domain portfolio, net	(2)	-	-	-	-	(2)
Amortization expense	-	(2)	(515)	(155)	(24)	(696)
Balances, September 30, 2026	$12,258	$18	$4,756	$427	$598	$18,057

	Surname domain names	Brand	Customer relationships	Technology	Network rights (1)	Total
Amortization period	Indefinite life	7 years	3 - 7 years	2 - 7 years	15 years

Balances, December 31, 2025	$12,263	$90	$5,787	$893	$670	$19,703
Acquisition of customer relationships	-	-	856	-	-	856
Disposals from domain portfolio, net	(5)	-	-	-	-	(5)
Amortization expense	-	(72)	(1,887)	(466)	(72)	(2,497)
Balances, September 30, 2026	$12,258	$18	$4,756	$427	$598	$18,057
(1) Includes less than $0.1 million of indefinite life intangible assets.

The following table shows the estimated amortization expense for each of the next 5 years and thereafter, assuming no further additions to acquired intangible assets are made (Dollar amounts in thousands of U.S. dollars):

Year ending, December 31
Remainder of 2026	$696
2027	2,065
2028	1,689
2029	475
2030	320
Thereafter	534
Total	$5,779
7. Long Term Debt
2023 Credit Facility
On September 22, 2023, the Company and its wholly owned subsidiaries, Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Wavelo, Inc. and Tucows (Emerald), LLC (each, a “Borrower” and together, the “Borrowers”) and certain other subsidiaries of the Company, as guarantors, entered into a Credit Agreement (the “2023 Credit Agreement”) with Bank of Montreal, as administrative agent (“BMO” or the “Agent”), and the lenders party thereto (the “Lenders”), to, among other things, provide the Borrowers with a revolving credit facility in an aggregate amount not to exceed $240 million (the “2023 Credit Facility”). The Borrowers may request an increase to the Credit Facility through new commitments of up to $60 million if the Total Funded Debt to Adjusted EBITDA Ratio (as defined in the 2023 Credit Agreement) is less than 3.75:1.00. In connection with the 2023 Credit Facility, the Company incurred $0.9 million of fees paid to the Lenders and $0.3 million of legal fees related to the debt issuance. These fees were reflected as a reduction to the carrying amount of the loan payable and were fully amortized over the term of the 2023 Credit Agreement.
On September 8, 2025, the Borrowers entered into a one-year Extension Agreement (the “Extension Agreement”). The Extension Agreement extended the term of the 2023 Credit Agreement through September 22, 2027. The material terms of the 2023 Credit Agreement remained unchanged; however, the Extension Agreement amended certain definitions relating to the treatment of specified expenses in the calculation of Adjusted EBITDA for purposes of the Total Funded Debt to Adjusted EBITDA Ratio financial covenant. In connection with the Extension Agreement, the Company incurred $0.4 million of fees paid to the Lenders. These fees were reflected as a reduction to the carrying amount of the loan payable and were being amortized over the term of the agreement from September 2025 to September 2027.
On July 27, 2026, the Company entered into a third amendment to the 2023 Credit Agreement (the “Third Amendment”). The Third Amendment extended the maturity date of the 2023 Credit Facility from September 22, 2027 to July 27, 2029, except with respect to the commitment of one syndicate member in the amount of $27.5 million, which continues to mature on September 22, 2027 unless assigned to a replacement lender. The Company has commenced discussions to replace this lender with an existing or new syndicate member. The outstanding balance attributable to this lender’s commitment is classified as a current liability, as its maturity now falls within twelve months of the balance sheet date. The Company is required to maintain a Total Funded Debt to Adjusted EBITDA Ratio of not more than 3.75:1.00 and an Interest Coverage Ratio of not less than 3.00:1.00. The Third Amendment amends the negative covenants to permit the Company to make investments in the Ting business, subject to specified conditions and the existing financial covenants. In connection with the Third Amendment, the Company incurred $0.6 million of fees paid to the Lenders and a $0.1 million arrangement fee paid to the Agent. These fees have been reflected as a reduction to the carrying amount of the loan payable and will be amortized over the extended term from September 2026 to July 2029.

During the three and nine months ended September 30, 2026, the Company made repayments of $6.0 million. During the three and nine months ended September 30, 2025, the Company made repayments of $2.5 million and $5.0 million, respectively, on the 2023 Credit Facility.
2023 Credit Facility Terms
The 2023 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default. The 2023 Credit Facility requires that the Company comply with certain customary non-financial covenants and restrictions. In addition, the Company has agreed to comply with the following financial covenants: (1) a leverage ratio by maintaining at all times a Total Funded Debt to Adjusted EBITDA Ratio of not more than 3.75:1.00; and (2) an interest coverage ratio by maintaining as of the end of each rolling four financial quarter period, an Interest Coverage Ratio (as defined in the Third Amendment) of not less than 3.00:1.00. Required principal repayments of $21.1 million and $163.3 million are due in September 2027 and July 2029, respectively.
During the three and nine months ended September 30, 2026, and September 30, 2025 the Company was in compliance with the covenants under its credit agreements in effect at the time. During the three and nine months ended September 30, 2026 and September 30, 2025, the Company recognized $0.1 million, and $0.1 million, $0.3 million and $0.4 million of interest expense related to the amortization of the debt issuance costs of the 2023 Credit Facility, respectively.
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
The following table summarizes the Tucows businesses excluding Ting's borrowings under the credit facilities (Dollar amounts in thousands of U.S. dollars):

	September 30, 2026	December 31, 2025

Principal	$184,400	$190,400
Less: unamortized debt discount and issuance costs	(1,202)	(869)
Total loan payable	183,198	189,531
Less: loan payable, current portion	21,056	-
Loan payable, long term portion	$162,142	$189,531
Unused Commitments and Lines of Credit

As of September 30, 2026, the 2023 Credit Facility provided for aggregate borrowings of up to $240.0 million of which $184.4 million was drawn and $4.3 million was committed to letters of credit, leaving $51.3 million available for future borrowings.
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
The 2023 Term Notes are issued under an indenture, dated May 4, 2023 (the “Base Indenture”) between the Issuer and Citibank, N.A., as trustee (the “Indenture Trustee”) as supplemented by the Series 2023-1 supplemental indenture dated May 4, 2023, (the “Series 2023-1 Supplement” and, together with the Base Indenture, the “Indenture”), between the Issuer and the Indenture Trustee. Interest payments on the 2023 Term Notes are payable on a monthly basis. The legal final maturity date of the 2023 Term Notes is in April of 2053, but, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment date of the 2023 Term Notes will be in April 2028. If the Issuer has not repaid or refinanced the 2023 Term Notes prior to the anticipated repayment date, additional interest will accrue on the 2023 Term Notes in an amount equal to the greater of (A) 5.00% per annum and (B) a per annum interest rate equal to the excess, if any, by which the sum of the following exceeds the original interest rate of such 2023 Term Note (i) the yield to maturity (adjusted to a “mortgage equivalent basis” pursuant to the standards and practices of the Securities Industry and Financial Markets Association) on such anticipated repayment date of the United States Treasury Security having a term closest to 10 years, plus (ii) 5.00%, plus (iii) (x) for the 2023 Class A-2 Notes, 3.50%, (y) for the 2023 Class B Notes, 5.00% and (z) for the 2023 Class C Notes, 7.82%.

2024 Term Notes
On August 20, 2024, Tucows Inc., through its indirect and wholly owned subsidiaries, including Ting, entered into a definitive agreement relating to a securitized financing facility related to a privately placed securitization transaction. On August 20, 2024, Ting Issuer LLC, the Issuer, a limited purpose, bankruptcy-remote, indirect wholly owned subsidiary of the Company, issued: (i) $55,000,000 of its 5.63% Secured Fiber Revenue Notes, Series 2024-1, Class A-2 (the “2024 Class A-2 Notes”), (ii) $8,000,000 of its 6.85% Secured Fiber Revenue Notes, Series 2024-1, Class B (the “2024 Class B Notes”), and (iii) $16,000,000 initial principal amount of 9.15% Secured Fiber Revenue Notes, Series 2024-1, (the “Class C Notes” together with the 2024 Class A-2 Notes and the 2024 Class B Notes, the “2024 Term Notes”). The Tranche C notes were not sold in this transaction. The net proceeds from the issuance of the 2024 Term Notes were $61.0 million, after deducting a debt discount of nil and issuance costs of $2.0 million.
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
As of September 30, 2026, the Company was in compliance with all required covenants. As of September 30, 2026, the Company’s scheduled principal repayments for the 2023 Term Notes of $238.5 million is due in April 2028 and 2024 Term Notes of $63.0 million is due in August 2029.
During the three and nine months ended September 30, 2026, the Company recognized $1.0 million and $3.0 million, respectively, and during the three and nine months ended September 30, 2025, the Company recognized $1.0 million and $3.0 million, respectively, of interest expense related to the amortization of the debt discount and issuance costs of the 2023 Notes and 2024 Notes.
The following table summarizes Ting's borrowings under the 2023 and 2024 Term Notes (Dollar amounts in thousands of U.S. dollars):

	September 30, 2026	December 31, 2025

Principal	$301,505	$301,505
Less: unamortized issuance costs	(3,275)	(4,589)
Less: unamortized discount	(3,588)	(5,270)
Notes payable, long-term portion(1)	$294,642	$291,646
(1)During each of the three and nine months ended September 30, 2026, the Company capitalized less than $0.1 million of interest expenses pertaining to the 2023 and 2024 Term Notes directly attributable to the development of certain Assets Under Construction ("AUC") assets. Comparatively, for each of the three and nine months ended September 30, 2025, the Company capitalized $0.1 million and $0.2 million of interest expenses pertaining to the 2023 Term Notes and 2024 Term Notes directly attributable to the development of certain AUC assets, respectively.
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
As of September 30, 2026, and December 31, 2025, Restricted cash totaled $5.1 million and $5.3 million, respectively.
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
As of September 30, 2026, and December 31, 2025, secured notes reserve funds totaled $11.1 million and $12.2 million, respectively.
9. Income Taxes
The Company’s provision for income taxes for interim periods is determined by using an estimated annual effective tax rate, adjusted for discrete items arising during the quarter. At each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the provision. The estimated annual effective tax rate is subject to volatility due to several factors, including accurately forecasting the Company’s net loss before tax, taxable loss, the mix of tax jurisdictions to which they relate, intercompany transactions, and changes in statutes, regulations, and case law.

For the three and nine months ended September 30, 2026, the Company recorded an income tax expense of $2.0 million and $7.5 million, on net loss before income taxes of $8.3 million and $41.3 million respectively, using an estimated effective tax rate for the fiscal year ending December 31, 2026. Our effective tax rates for the three and nine months ended September 30, 2026 differ from the U.S. federal statutory rate primarily due to an increase in valuation allowance on net operating losses, the impact of foreign earnings and tax return adjustments.

Comparatively, for the three and nine months ended September 30, 2025, the Company recorded an income tax expense of $2.5 million and $6.9 million, on net loss before income taxes of $20.6 million and $46.9 million, respectively, using an estimated effective tax rate for the fiscal year ending December 31, 2025. Our effective tax rates for the three months and nine months ended September 30, 2025 differ from the U.S. federal statutory rate primarily due to an increase in valuation allowance on net operating losses and the impact of foreign earnings.

10. Basic and Diluted Loss per Common Share:
The following table reconciles the numerators and denominators of the basic and diluted loss per common share computation (Dollar amounts in thousands of U.S. dollars, except for share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Numerator for basic and diluted loss per common share:
Net loss for the period	$(10,273)	$(23,019)	$(48,851)	$(53,789)

Denominator for basic and diluted loss per common share:
Basic and diluted weighted average number of common shares outstanding	11,182,254	11,079,486	11,152,102	11,053,725

Basic and diluted loss per common share	$(0.92)	$(2.08)	$(4.38)	$(4.87)

For the three and nine months ended September 30, 2026, the Company recorded a net loss, thus all outstanding options were considered anti-dilutive and excluded from the computation of diluted loss per common share.
For the three and nine months ended September 30, 2025, the Company recorded a net loss, thus all outstanding options were considered anti-dilutive and excluded from the computation of diluted loss per common share.
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
The Company is an Internet Corporation for Assigned Names and Numbers ("ICANN") accredited registrar. The Company is the primary obligor with our reseller and retail registrant customers and is responsible for the fulfillment of our registrar services to those parties. As a result, the Company reports revenue in the amount of the fees we receive directly from our reseller and retail registrant customers. Our reseller customers maintain the primary obligor relationship with their retail customers, establish pricing and retain credit risk to those customers. Accordingly, the Company does not recognize any revenue related to transactions between our reseller customers and their ultimate retail customers.
Domain registration and WHOIS Privacy Services
Domain registration contracts, which can be purchased for terms of one to ten years, provide our resellers and retail registrant customers with the exclusive right to a personalized internet address from which to build an online presence. The Company enters into domain registration contracts in connection with each new, renewed and transferred-in domain registration. At the inception of the contract, the Company charges and collects the registration fee for the entire registration period. Though fees are collected upfront, revenue from domain registrations is recognized ratably over the registration period as the Company provides the customer with a domain registration service, which represents a distinct performance obligation satisfied over time. The registration period begins once the Company has confirmed that the requested domain name has been appropriately recorded in the registry under contractual performance standards.
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
Value Added Services
Domain related value-added services like digital certificates and hosted email provide our resellers and retail registrant customers with tools and additional functionality to be used in conjunction with domain registrations. All domain related value-added services are considered distinct performance obligations which transfer the promised service to the customer over the contracted term. Fees charged to customers for domain related value-added services are collected at the inception of the contract, and revenue is recognized on a straight-line basis over the contracted term, consistent with the satisfaction of the performance obligations.
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
Disaggregation of Revenue

The following is a summary of the Company’s revenue earned from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Ting:
Fiber Internet Services	$18,021	$16,976	$52,612	$49,701
Construction revenue	4,282	-	10,660	-
Total Fiber	22,303	16,976	63,272	49,701

Wavelo:
Platform Services	11,725	11,856	35,041	35,908
Total Wavelo	11,725	11,856	35,041	35,908

Tucows Domains:
Wholesale
Domain Services	48,875	51,888	146,514	153,448
Value Added Services	5,088	6,107	16,850	17,767
Total Wholesale	53,963	57,995	163,364	171,215

Retail	9,945	9,842	29,637	29,481
Total Tucows Domains	63,908	67,837	193,001	200,696

Corporate and other*:
Mobile Services and eliminations	2,039	1,889	5,874	5,325

	$99,975	$98,558	$297,188	$291,630
*Corporate and other includes costs from Ting Mobile, corporate overhead functions, and other activities that do not meet the criteria for separate reportable segment disclosure under ASC 280 Segment Reporting ("ASC 280"). Ting Mobile is not managed as a separate reportable segment and is included within Corporate and other for purposes of segment reporting. Intersegment revenues and expenses are eliminated on consolidation.
During the three and nine months ended September 30, 2026, one customer within the Wavelo segment accounted for 11% of the Company's total revenue amounting to $11.1 million and $33.3 million, respectively. During the three and nine months ended September 30, 2025, one customer within the Wavelo segment accounted for 12% of the Company's total revenue amounting to $11.3 million and $34.4 million, respectively.
At September 30, 2026, one customer represented 46% of accounts receivables. As of December 31, 2025, one customer represented 44% of total accounts receivable.

The following is a summary of the Company’s cost of revenue from each significant revenue stream (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Ting:
Fiber Internet Services	$7,418	$6,478	$20,436	$21,021
Construction revenue	3,175	-	8,429	-
Total Fiber	10,593	6,478	28,865	21,021

Wavelo:
Platform Services	326	88	1,044	320
Total Wavelo	326	88	1,044	320

Tucows Domains:
Wholesale
Domain Services	38,906	41,793	116,472	123,368
Value Added Services	318	450	960	1,386
Total Wholesale	39,224	42,243	117,432	124,754

Retail	4,281	4,380	12,844	12,953
Total Tucows Domains	43,505	46,623	130,276	137,707

Corporate and other*:
Mobile Services and eliminations	(223)	4,641	9,172	13,012

Network Expenses:
Network, other costs	6,513	5,855	18,619	17,488
Network, depreciation and amortization cost	10,134	10,692	30,171	32,260
Total Network Expenses	16,647	16,547	48,790	49,748

	$70,848	$74,377	$218,147	$221,808
*Corporate and other includes costs from Ting Mobile, corporate overhead functions, and other activities that do not meet the criteria for separate reportable segment disclosure under ASC 280. Ting Mobile is not managed as a separate reportable segment and is included within Corporate and other for purposes of segment reporting. Intersegment revenues and expenses are eliminated on consolidation.
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
Significant changes in contract liabilities for the nine months ended September 30, 2026 and year ended December 31, 2025 were as follows (Dollar amounts in thousands of U.S. dollars):

	September 30, 2026	December 31, 2025

Balance, beginning of period	$152,935	$156,804
Contract liabilities	187,544	275,540
Recognized revenue	(189,586)	(279,409)
Balance, end of period	$150,893	$152,935

Remaining Performance Obligations
As the Company fulfills its performance obligations, the following table includes revenues expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2026 (Dollar amounts in thousands of U.S. dollars):

Remainder of 2026	$61,413
2027	84,315
2028	18,124
2029	10,650
2030	9,149
Thereafter	38,516
Total	$222,167
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
Although domain registration contracts are deferred over the lives of the individual contracts, which can range from one to ten years, approximately 86% of our contract liabilities balance related to domain contracts is expected to be realized within the next twelve months.
Professional services revenue related to platform services agreements is deferred and recognized as hours are incurred over the contract term. Any revenue for unused professional service hours is recognized as revenue at the end of the contract period.
12. Costs to obtain and fulfill a contract
(a)Deferred costs of acquisition
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the period of benefit of those costs to be longer than one year and those costs are expected to be recoverable under the term of the contract. We have identified certain sales incentive programs and other customer acquisition fees that meet the requirements to be capitalized, and therefore, capitalized them as contract costs in the amount of $2.6 million at September 30, 2026.
Capitalized contract acquisition costs are amortized into operating expense typically over three years, based on the transfer of goods or services to which the assets relate.
The breakdown of the movement in the deferred costs of acquisition balance for the nine months ended September 30, 2026 and the year ended December 31, 2025 is as follows (Dollar amounts in thousands of U.S. dollars):

	September 30, 2026	December 31, 2025

Balance, beginning of period	$2,252	$2,333
Capitalization of costs	1,645	1,777
Amortization of costs	(1,285)	(1,858)
Balance, end of period	$2,612	$2,252
(b)Deferred costs of fulfillment
Deferred costs to fulfill contracts primarily consist of domain registration costs which have been paid to a domain registry and are capitalized as deferred costs of fulfillment. These costs are deferred and amortized over the life of the domain which generally ranges from one to ten years. The Company also defers certain technology design and data migration costs it incurs to fulfill its performance obligations contained in our platform services arrangements. There were no impairment losses recognized in relation to the costs capitalized during the nine months ended September 30, 2026. Amortization expense is included in cost of revenue.
The breakdown of the movement in the deferred costs of fulfillment balance for the nine months ended September 30, 2026 and year ended December 31, 2025 is as follows (Dollar amounts in thousands of U.S. dollars).

	September 30, 2026	December 31, 2025

Balance, beginning of period	$113,034	$116,975
Deferral of costs	140,376	188,420
Amortized expense included in cost of revenue	(139,967)	(192,361)
Balance, end of period	$113,443	$113,034

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
The components of lease expense were as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense (leases with a total term greater than 12 months)	$4,192	$2,793	$11,958	$7,545
Short-term lease expense (leases with a total term of 12 months or less)	-	15	-	28
Variable lease expense	553	162	1,619	537
Total lease expense	$4,745	$2,970	$13,577	$8,110
Lease expense is presented in general and administrative expenses and network expenses within our Condensed Consolidated Statements of Operations and Comprehensive Loss.
Variable lease payments are determined based on specific terms and conditions outlined in the lease agreements. These may include payments for utilities, which are based on actual usage, and maintenance costs, which are determined based on expenses incurred. They also include amounts payable to Ting’s network partners that vary with subscriber activity or revenue, such as per-subscriber fees and service fees calculated as a percentage of retail revenue in excess of contractual minimums.
Information related to leases was as follows (Dollar amounts in thousands of U.S. dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Supplemental cash flow information:	2026	2025	2026	2025
Operating lease - operating cash flows (fixed payments)	$5,698	$2,610	$12,279	$6,706
Operating lease - operating cash flows (liability reduction)	3,859	1,556	7,363	4,428
New right of use assets - operating leases	9,241	15,263	35,675	28,209

Supplemental balance sheet information related to leases:	September 30, 2026	December 31, 2025
Weighted average discount rate	8.97%	8.79%
Weighted average remaining lease term	17.72 years	15.32 years
Maturity of lease liability as of September 30, 2026 (Dollar amounts in thousands of U.S. dollars):

September 30, 2026
Remaining of 2026	$3,611
2027	12,230
2028	9,578
2029	8,811
2030	8,213
Thereafter	116,374
Total future lease payments	158,817
Less imputed interest	80,432
Total	$78,385
Operating lease payments include payments under the non-cancellable term, without any additional amounts related to options to extend lease terms that are reasonably certain of being exercised.
The Company has agreements with several third-party network partners who construct and operate fiber networks used to deliver our internet services. Under these arrangements, the partners build and activate new serviceable addresses each month. The financial terms of these arrangements may include fixed fees, variable fees, or a combination of both. The partners control and manage the construction. The Company does not control the construction process and is therefore not considered the owner during build out. The leases for these addresses will commence once the lessor makes the underlying assets available for the Company's use, to deliver services to its customers.
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

During the quarter ended September 30, 2026 Ting Memphis Co. and mStreet Fiber Memphis, LLC entered into a Wholesale Master Service Agreement that terminated and replaced the 2023 Network Access and Use Agreement and reduced the Company's minimum lease commitments. The Company concluded that the arrangement continues to contain a lease and accounted for the change as a lease modification that is not a separate contract. Effective September 1, 2026, the Company remeasured the operating lease liability from $11.5 million to $3.1 million, and reduced the right-of-use asset from $9.2 million to $0.8 million. No gain or loss was recognized. The lease continues to be classified as an operating lease.
Impairment of ROU asset
During the quarter ended September 30, 2025, the Company recognized an impairment loss of $0.7 million related to two warehouse related ROU assets that were written down to their fair value. Management concluded that these assets met the definition of ‘assets disposed of by abandonment’ under ASC 360-10. In accordance with ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The impairment loss is recorded within “Impairment of property and equipment” in the Condensed Consolidated Statement of Operations and Comprehensive Loss and the related lease liabilities remain on the balance sheet and continue to be measured using the effective interest method.
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
The Company's reportable operating segments and their principal activities consist of the following:
1.Ting - This segment derives revenue from providing retail high speed Internet access services to individuals and small businesses and the design and construction of fiber optic network assets for a specific customer. Revenues are generated in the United States.
2.Wavelo – This segment derives revenue from platform and other professional services related to communication service providers, including Mobile Network Operators and Internet Service Providers, and are primarily generated in the United States.
3.Tucows Domains – This segment includes wholesale and retail domain name registration services, value added services and portfolio services. The Company primarily earns revenues from the registration fees charged to resellers in connection with new, renewed and transferred domain name registrations; and the sale of retail Internet domain name registration and email services to individuals and small businesses. Tucows Domains revenues are attributed to the country in which the contract originates, which is primarily in Canada and the U.S for OpenSRS and ENom brands whereas it is primarily in European nations for Ascio and EPAG.
The Company's segmented results include shared services allocations, including a profit margin, for Finance, Human Resources and other technical services, to the operating units. In addition, Wavelo charges Ting a subscriber-based monthly charge for services rendered. Financial impacts from these allocations and cross segment charges are eliminated as part of the consolidation.
Key measure of segment performance
The CEO, as the chief operating decision maker ("CODM"), regularly reviews the operations and performance by segment. The CODM reviews Segment Adjusted EBITDA (as defined below) as (i) key measures of performance for each segment and (ii) to make decisions about the allocation of resources. Depreciation of property and equipment, amortization of intangible assets, impairment of indefinite life intangible assets, gain on currency forward contracts and other expenses, net are organized along functional lines and are not included in the measurement of segment profitability. Total assets and total liabilities are centrally managed and are not reviewed at the segment level by the CODM.
The Company's key measure of segment performance is Segment Adjusted EBITDA.
The Company calculates this as segment revenue together with recurring income earned on sale of transferred assets, less cost of revenue, network expenses and certain operating expenses attributable to each segment, such as sales and marketing, technical operations and development, general and administration expenses. Segment Adjusted EBITDA excludes unrealized gains (losses) on foreign exchange, stock-based compensation and transactions that are not indicative of on-going performance, including acquisition, transaction and transition costs. Certain revenues and expenses are excluded from segment Adjusted EBITDA results as they are centrally managed and not monitored by or reported to the CODM by segment, including mobile retail services, eliminations of intercompany transactions, portions of Finance and Human Resources that are centrally managed, Legal and Corporate IT.
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

Information by reportable segments (with the exception of disaggregated revenue, which is discussed in “Note 11. Revenue”), which is regularly reported to the chief operating decision maker, and the reconciliations thereof to the Company's income before taxes, are set out in the following tables (Dollar amounts in thousands of U.S. dollars):

	Ting	Wavelo	Tucows Domains	Consolidated Totals
For the Three Months Ended September 30, 2026

Revenue from external customers	$22,303	$11,232	$63,908	$97,443
Intersegment revenues (1)	-	493	-	493
Total net revenues	22,303	11,725	63,908	97,936
Less:
Cost of revenues	10,593	326	43,505	54,424
Network, other costs (2)	1,157	2,285	2,335	5,777
Sales and marketing (2)	5,074	2,166	3,908	11,148
Technical operations and development (2)	402	1,704	2,555	4,661
General and administrative (2) (3)	4,316	1,080	3,158	8,554
Other segment items (4)	(745)	(405)	(2,617)	(3,767)
Segment Adjusted EBITDA	$1,506	$4,569	$11,064	$17,139

	Ting	Wavelo	Tucows Domains	Consolidated Totals
For the Three Months Ended September 30, 2025

Revenue from external customers	$16,976	$11,408	$67,837	$96,221
Intersegment revenues (1)	-	448	-	448
Total net revenues	16,976	11,856	67,837	96,669
Less:
Cost of revenues	6,478	88	46,623	53,189
Network, other costs (2)	1,428	2,232	1,819	5,479
Sales and marketing (2)	5,021	2,404	3,869	11,294
Technical operations and development (2)	510	2,109	1,893	4,512
General and administrative (2) (3)	4,496	968	1,447	6,911
Other segment items (4)	(75)	(230)	89	(216)
Segment Adjusted EBITDA	$(882)	$4,285	$12,097	$15,500

	Ting	Wavelo	Tucows Domains	Consolidated Totals
For the Nine Months Ended September 30, 2026

Revenue from external customers	$63,272	$33,587	$193,001	$289,860
Intersegment revenues (1)		1,454		1,454
Total net revenues	63,272	35,041	193,001	291,314
Less:
Cost of revenues	28,865	1,044	130,276	160,185
Network, other costs (2)	3,407	6,926	6,301	16,634
Sales and marketing (2)	15,504	7,671	11,403	34,578
Technical operations and development (2)	1,247	5,698	6,478	13,423
General and administrative (2) (3)	13,449	3,302	7,943	24,694
Other segment items (4)	(1,796)	(613)	(3,968)	(6,377)
Segment Adjusted EBITDA	$2,596	$11,013	$34,568	$48,177

	Ting	Wavelo	Tucows Domains	Consolidated Totals
For the Nine Months Ended September 30, 2025

Revenue from external customers	$49,701	$34,589	$200,696	$284,986
Intersegment revenues (1)	-	1,319	-	1,319
Total net revenues	49,701	35,908	200,696	286,305
Less:
Cost of revenues	21,021	320	137,707	159,048
Network, other costs (2)	3,886	6,809	5,479	16,174
Sales and marketing (2)	14,403	7,380	11,261	33,044
Technical operations and development (2)	1,481	5,478	5,955	12,914
General and administrative (2) (3)	14,384	2,478	4,294	21,156
Other segment items (4)	(87)	(651)	(180)	(918)
Segment Adjusted EBITDA	$(5,387)	$14,094	$36,180	$44,887
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

The following table reconciles Segment Adjusted EBITDA for the period to Net loss before tax for the three and nine months ended September 30, 2026 and September 30, 2025:

Reconciliation of Segment Adjusted EBITDA to Net loss before tax	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of U.S. Dollars)	2026	2025	2026	2025

Segment Adjusted EBITDA	$17,139	$15,500	$48,177	$44,887
Reconciling items:
Corporate and other (1)	1,415	(2,231)	(5,659)	(5,370)
Depreciation of property and equipment	(10,212)	(10,405)	(30,425)	(31,404)
Impairment and loss (gain) on disposition of property and equipment	1	(6,920)	(1,441)	(5,771)
Amortization of intangible assets	(696)	(1,072)	(2,497)	(3,393)
Interest expense, net	(10,689)	(13,901)	(39,004)	(41,135)
Stock-based compensation	(962)	(1,387)	(3,220)	(4,278)
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	189	164	(32)	601
Acquisition and other costs (2)	(4,470)	(311)	(7,240)	(1,039)

Net loss before tax	$(8,285)	$(20,563)	$(41,341)	$(46,902)
(1)Items that are centrally managed and not monitored by or reported to the CODM by segment, including retail mobile services, eliminations of intercompany transactions, portions of Finance and Human Resources that are centrally managed, Legal and Corporate IT.
(2)Acquisition and other costs represent transaction-related expenses and transitional expenses. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.
Revenue from sources outside of Canada and the United States of America comprises less than 10% of the Company's total operating revenue.

(a) The following is a summary of the Company’s property and equipment by geographic region (Dollar amounts in thousands of U.S. dollars):

	September 30, 2026	December 31, 2025

Canada	$733	$797
United States	263,138	281,158
	$263,871	$281,955
(b) The following is a summary of the Company’s amortizable intangible assets by geographic region (Dollar amounts in thousands of U.S. dollars):

	September 30, 2026	December 31, 2025

Canada	$281	$695
United States	5,518	6,745
	$5,799	$7,440
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
(c) The following table summarizes the Company's expected credit losses ("ECL") (Dollar amounts in thousands of U.S. dollars):

Expected credit losses	Balance at beginning of period	Increase in ECL provision	Write-offs during period	Balance at end of the period

Nine months ended September 30, 2026	$1,259	$361	$(695)	$925
Twelve months ended December 31, 2025	$923	$370	$(34)	$1,259
15. Stockholders' Deficit
The following table summarizes stockholders' deficit transactions for the three and nine months ended September 30, 2026 (Dollar amounts in thousands of U.S. dollars):

	Common stock		Additional paid in capital	Retained earnings (Accumulated Deficit)	Accumulated other comprehensive income (loss)	Total stockholders' deficit
	Number	Amount

Balances, June 30, 2026	11,161,011	$39,205	$24,709	$(264,555)	$(130)	$(200,771)

Repurchase of subsidiary shares	-	-	(74)	-	-	(74)
Stock-based compensation(1)	35,969	414	451	-	-	865
Net loss	-	-	-	(10,273)	-	(10,273)
Other comprehensive income	-	-	-	-	58	58
Balances, September 30, 2026	11,196,980	$39,619	$25,086	$(274,828)	$(72)	$(210,195)

	Common stock		Additional paid in capital	Retained earnings (Accumulated Deficit)	Accumulated other comprehensive income (loss)	Total stockholders' deficit
	Number	Amount

Balances, December 31, 2025	11,111,453	$38,308	$23,526	$(225,977)	$(57)	$(164,200)
Repurchase of subsidiary shares	-	-	(74)	-	-	(74)
Stock-based compensation(1)	85,527	1,311	1,634	-	-	2,945
Net loss	-	-	-	(48,851)	-	(48,851)
Other comprehensive loss	-	-	-	-	(15)	(15)
Balances, September 30, 2026	11,196,980	$39,619	$25,086	$(274,828)	$(72)	$(210,195)

The following table summarizes stockholders' deficit transactions for the three and nine months ended September 30, 2025 (Dollar amounts in thousands of U.S. dollars):

	Common stock		Additional paid in capital	Retained earnings (Accumulated Deficit)	Accumulated other comprehensive income (loss)	Total stockholders' deficit
	Number	Amount

Balances, June 30, 2025	11,065,641	$37,429	$21,451	$(180,928)	$362	$(121,686)

Stock-based compensation(1)	24,022	478	961	-	-	1,439
Net loss				(23,019)	-	(23,019)
Other comprehensive loss				-	(793)	(793)
Balances, September 30, 2025	11,089,663	$37,907	$22,412	$(203,947)	$(431)	$(144,059)

	Common stock		Additional paid in capital	Retained earnings (Accumulated Deficit)	Accumulated other comprehensive income (loss)	Total stockholders' deficit
	Number	Amount

Balances, December 31, 2024	11,014,655	$36,581	$19,241	$(150,158)	$(964)	$(95,300)
Exercise of stock options	-	-	31	-	-	31
Stock-based compensation(1)	75,008	1,326	3,140	-	-	4,466
Net loss	-	-	-	(53,789)	-	(53,789)
Other comprehensive income	-	-	-	-	533	533
Balances, September 30, 2025	11,089,663	$37,907	$22,412	$(203,947)	$(431)	$(144,059)
(1)The Company capitalizes stock-based compensation costs directly attributable to the development of qualifying assets. Qualifying assets include internal use software (“IUS”), AUC, equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350 "Intangibles - Goodwill and Other" ("ASC 350"). During the three and nine months ended September 30, 2026, the Company capitalized less than $0.1 million of stock-based compensation directly attributable to the development of certain IUS assets. During the three and nine months ended September 30, 2025, the Company capitalized $0.1 million and $0.2 million of stock-based compensation directly attributable to the development of certain IUS assets.
2026 Stock Buyback Program
On February 12, 2026, the Company announced that its Board of Directors (“Board”) approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 13, 2026 and is expected to terminate on February 12, 2027. For the three and nine months ended September 30, 2026, the Company did not repurchase shares under this program.
2025 Stock Buyback Program

On February 13, 2025, the Company announced that its Board approved a stock buyback program to repurchase up to $40 million of its common stock in the open market. The $40 million buyback program commenced on February 14, 2025 and terminated on February 12, 2026. For the three and nine months ended September 30, 2026, the Company did not repurchase shares under this program.
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
16. Share-based Payments
2006 Tucows Equity Compensation Plan
On November 22, 2006, the shareholders of the Company approved the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), which was amended and restated effective July 29, 2010 and which serves as a successor to the 1996 Plan. The 2006 Plan has been established for the benefit of the employees, officers, directors and certain consultants of the Company. The maximum number of common shares which had initially been set aside for issuance under the 2006 Plan is 1.25 million shares. The plan was amended to increase the number of shares set aside for issuance by an additional 0.475 million shares, 0.75 million shares and 1.53 million shares in October 2010, September 2015 and November 2020, respectively, increasing the maximum to a total of 4.0 million shares. Generally, options issued under the 2006 Plan vest over a four-year period and have a term not exceeding seven years, except for automatic formula grants of non-qualified stock options, which vest after one year and have a five-year term. Prior to the September 2015 amendment to the 2006 Plan, automatic formula grants of non-qualified stock options vested immediately upon grant.
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
Details of Company stock option transactions for the three and nine months ended September 30, 2026 and September 30, 2025 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	902,330	$37.26	1,046,219	$39.82
Granted	44,727	16.28	23,000	17.38
Exercised	-	-	-	-
Forfeited	(7,825)	23.66	(2,760)	24.55
Expired	(11,638)	48.28	(114,988)	50.35
Outstanding, end of period	927,594	36.18	951,471	37.63
Options exercisable, end of period	657,274	$43.02	535,018	$52.34

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	961,376	$39.65	1,122,700	$45.86
Granted	70,977	15.68	129,814	18.94
Exercised	-	-	-	-
Forfeited	(17,500)	22.95	(48,528)	29.53
Expired	(87,259)	59.98	(252,515)	56.65
Outstanding, end of period	927,594	36.18	951,471	37.63
Options exercisable, end of period	657,274	$43.02	535,018	$52.34
As of September 30, 2026, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$14.07 -$19.93	208,264	$17.39	5.5	$-	91,822	$19.01	5.2	$-
$20.25 - $28.37	360,364	22.69	4.5	-	206,486	23.10	4.3	-
$30.70 - $30.74	3,750	30.74	0.2	-	3,750	30.74	0.2	-
$40.04 - $48.00	128,465	42.00	2.7	-	128,465	42.00	2.7	-
$51.82 - $59.98	6,600	55.89	0.6	-	6,600	55.89	0.6	-
$60.01 - $68.41	76,328	60.01	0.6	-	76,328	60.01	0.6	-
$70.13 - $79.51	134,823	78.41	1.4	-	134,823	78.41	1.4	-
$80.61 - $82.07	9,000	80.61	2.0	-	9,000	80.61	2.0	-
	927,594	$36.18	3.6	$-	657,274	$43.02	3.0	$-
Total unrecognized compensation cost relating to unvested stock options at September 30, 2026, prior to the consideration of expected forfeitures, is approximately $2.1 million and is expected to be recognized over a weighted average period of 2.2 years.

2022 Wavelo Equity Compensation Plan
On November 9, 2022 the Board of Wavelo approved Wavelo's Equity Compensation Plan (“ECP”), which has been established for the benefit of the employees, officers, directors and certain consultants of Wavelo or Tucows. The Wavelo stock options were introduced in order to provide variable compensation that helps retain executives and ensures that our executives' interests are aligned with shareholders of the business to grow long-term value. The maximum number of Wavelo common shares which have been set aside for issuance under the 2022 Plan is 20 million shares. In June 2024, the Board approved an increase in the authorized share count to 120 million shares, with a corresponding increase in the option pool to 25 million shares. The options issued under the ECP primarily vest over a period of three years and have a seven-year term. For the initial grants under the plan, the first 25% became exercisable within three months and after the third year, the remaining 75% vest ratably monthly. Compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of the share-based instrument at the time of the grant and are recognized as expense over the vesting period of the share-based instrument. The Company recognizes forfeitures as they occur.
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
Details of Wavelo's stock option transactions for the three and nine months ended September 30, 2026 and September 30, 2025 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	15,543,795	$1.37	15,626,013	$1.33
Granted	-	-	264,250	1.81
Exercised	-	-	-	-
Forfeited	(23,500)	1.80	(58,742)	1.55
Expired	(213,393)	1.32	(171,695)	1.31
Outstanding, end of period	15,306,902	1.37	15,659,826	1.34
Options exercisable, end of period	13,331,509	$1.31	13,032,265	$1.28

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	15,305,714	$1.33	15,887,997	$1.27
Granted	882,500	1.81	653,250	1.79
Exercised	-	-	(24,420)	1.27
Forfeited	(71,107)	1.64	(264,923)	1.53
Expired	(810,205)	1.29	(592,078)	1.30
Outstanding, end of period	15,306,902	1.37	15,659,826	1.34
Options exercisable, end of period	13,331,509	$1.31	13,032,265	$1.28
As of September 30, 2026, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 -$1.81	15,306,902	$1.37	3.3	$6,763	13,331,509	$1.31	3.1	$6,708
	15,306,902	$1.37	3.3	$6,763	13,331,509	$1.31	3.1	$6,708
Total unrecognized compensation cost relating to unvested stock options at September 30, 2026, prior to the consideration of expected forfeitures, is approximately $2.4 million and is expected to be recognized over a weighted average period of 2.8 years.

2022 Ting Equity Compensation Plan
On January 16, 2023, the Board of Ting approved Ting's Equity Compensation Plan ("Ting ECP"), which has been established for the benefit of the employees, officers, directors and certain consultants of Ting or Tucows. The Ting stock options were introduced in order to provide variable compensation that helps retain executives and ensure that our executives' interests are aligned with shareholders of the business to grow the long-term value. The maximum number of Ting common units that have been set aside for issuance under the plan is 10 million units, currently there are 100 million common units outstanding. Generally, options issued under the Ting ECP vest over a four-year period and have a term not exceeding seven years. Compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of the share-based instrument at the time of the grant and are recognized as expense over the vesting period of the share-based instrument.
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
Details of Ting's stock option transactions for the three and nine months ended September 30, 2026 and September 30, 2025 are as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	4,432,422	$6.00	4,717,769	$6.00
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(7,095)	6.00
Expired	(5,166)	6.00	-	-
Outstanding, end of period	4,427,256	6.00	4,710,674	6.00
Options exercisable, end of period	4,403,830	$6.00	4,141,928	$6.00

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Number of shares	Weighted average exercise price per share	Number of shares	Weighted average exercise price per share

Outstanding, beginning of period	4,646,012	$6.00	5,959,660	$6.00
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(73,759)	6.00	(98,753)	6.00
Expired	(144,997)	6.00	(1,150,233)	6.00
Outstanding, end of period	4,427,256	6.00	4,710,674	6.00
Options exercisable, end of period	4,403,830	$6.00	4,141,928	$6.00
As of September 30, 2026, the exercise prices, weighted average remaining contractual life of outstanding options and intrinsic values were as follows (Dollar amounts in thousands of U.S. dollars, except per share amounts):

	Options outstanding				Options exercisable
Exercise price	Number outstanding	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value	Number exercisable	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value

$0 - $6.00	4,427,256	$6.00	3.5	$-	4,403,830	6.0	3.5	$-
	4,427,256	$6.00	3.5	$-	4,403,830	6.0	3.5	$-
Total unrecognized compensation cost relating to unvested stock options at September 30, 2026, prior to the consideration of expected forfeitures, is less than $0.1 million and is expected to be recognized over a weighted average period of 0.6 years.
The Company recorded total stock-based compensation expense of $1.0 million and $3.2 million for the three and nine months ended September 30, 2026, respectively. The Company recorded total stock-based compensation expense of $1.4 million and $4.3 million for the three and nine months ended September 30, 2025, respectively. The details of the Company's stock-based compensation expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Company options	$733	$985	$2,532	$3,035
Wavelo options	131	427	399	1,322
Ting options	110	30	332	91
Capitalized stock based compensation	(12)	(55)	(43)	(170)
Total stock based compensation expense	$962	$1,387	$3,220	$4,278
During the three and nine months ended September 30, 2026 and September 30, 2025, the Company capitalized less than $0.1 million, $0.1 million, less than $0.1 million and $0.2 million, respectively, of stock based compensation directly attributable to the development of certain IUS assets.
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
Equity investments without readily determinable fair values include ownership rights that do not provide the Company with control or significant influence. Such equity investments are recorded at cost, less any impairment, and adjusted for subsequent observable price changes as of the date that an observable transaction takes place. Subsequent adjustments are recorded in other income (expense), net.
The following table provides a summary of the fair values of the Company’s derivative instruments measured at fair value on a recurring basis as of September 30, 2026 (Dollar amounts in thousands of U.S. dollars):

	September 30, 2026
	Fair Value Measurement Using			Asset (Liability) at Fair value
	Level 1	Level 2	Level 3

Derivative instrument asset (liability), net	$-	$(95)	$-	$(95)

Total assets (liabilities), net	$-	$(95)	$-	$(95)
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
The Company accounts for investment in entities over which it has the ability to exert significant influence, but does not control and is not the primary beneficiary of, using the equity method of accounting. The Company includes the proportionate share of earnings (loss) of the equity method investees in Other Income. The Company also incurred other non-operational expenses during the period amounting to less than $0.1 million.

The Company recognized the amounts noted in the table below during the three and nine months ended September 30, 2026 and September 30, 2025.

(Dollar amounts in thousands of U.S. dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income earned on sale of transferred assets	$2,381	$3,020	$7,375	$8,873
Equity in losses of unconsolidated businesses	(138)	(105)	(199)	(151)
Other income (expenses)	(137)	-	(48)	-
Total other income, net	$2,106	$2,915	$7,128	$8,722
The following table provides additional information relating to Interest expense, net (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$(10,940)	$(14,428)	$(39,768)	(42,636)
Interest income	251	527	764	1,501
Interest expense, net	$(10,689)	$(13,901)	$(39,004)	(41,135)
19. Redeemable Preferred Units

Generate Exit Transaction

On July 27, 2026 (the "Closing"), Tucows entered into the Unit Purchase and Exit Agreement with Generate (the "Exit Agreement"), pursuant to which Tucows acquired all of the outstanding Series A Preferred Units of Ting from Generate, and the units were surrendered, cancelled and retired. The Company evaluated this transaction under ASC 470-60, Troubled Debt Restructurings by Debtors, and concluded that the partial settlement is within the scope of that guidance, as Ting was experiencing financial difficulties at the time of the restructuring and Generate granted a concession it would not otherwise have considered absent those difficulties.

The principal changes in terms effected by the Exit Agreement were the cancellation of Series A Preferred Units, which had a carrying amount, including accrued Preferred Return of $149.3 million immediately prior to the Closing, in exchange for $3.0 million in cash paid to Generate at Closing, together with certain contingent payment obligations payable by Ting and Tucows, each described below. In connection with the settlement, Generate waived and released all rights, powers and preferences associated with the Series A Preferred Units, including all redemption, mandatory-redemption, conversion and call rights, and withdrew all previously asserted notices, including a notice of Return Breach and Trigger Event delivered to the Company in December 2025.
The Exit Agreement includes a $2.0 million contingent payment obligation of Ting, payable to Generate if a separate option held by a Generate-affiliated entity to acquire certain Ting network assets is not exercised within its term (the “Option Expiry Payment”). The Exit Agreement also includes contingent obligations of Tucows to Generate consisting of (i) a payment of $5.0 million payable to Generate if the Company does not make a required $12.5 million investment in Ting within twelve months of Closing (the “Investment Shortfall Payment”); and (ii) a contingent payment equal to any excess proceeds from a qualifying sale of Ting within twelve months of Closing in excess of a specified threshold (the “Excess Proceeds Payment”).

Under ASC 470-60, the total future cash payments specified by the new terms, including contingent payments, are compared with the carrying amount of the obligation being restructured, without regard to the probability that the contingent payments will occur. No gain is recognized on a restructured payable involving indeterminate future cash payments as long as the maximum total future cash payments may exceed the carrying amount of the payable. The Company evaluated the Option Expiry Payment, the Investment Shortfall Payment and the Excess Proceeds Payment and concluded that each is a contingent payment within the scope of this guidance. As the Excess Proceeds Payment is not subject to a stated maximum, the maximum total future cash payments under the new terms is indeterminate, and accordingly, no gain was recognized on the restructuring for the three and nine months ended September 30, 2026.
The $3.0 million paid to Generate at Closing was recorded as a reduction of the carrying amount of the Series A Preferred Units. The remaining carrying amount of $146.1 million is presented as “Deferred gain on restructured debt” within current liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2026. This amount, net of any payments made, will be recognized in earnings when the contingencies are resolved or expire. Under the Exit Agreement, the contingent payment obligations related to the Excess Proceeds Payment and the Investment Shortfall Payment will resolve on or before July 27, 2027, and the contingent payment obligation related to the Option Expiry Payment of $2 million will resolve on or before December 24, 2027.
Series A Preferred Units
On August 8, 2022 (the “Effective Date”), Ting and certain affiliated entities (the "Ting Entities") entered into a Series A Preferred Unit Purchase Agreement (the “Unit Purchase Agreement”) with Generate; and certain affiliated entities (the "Generate Entities") and closed the transaction on August 11, 2022 (the “Transaction Close”). Ting issued and sold 10,000,000 Series A Preferred Units to Generate at $6.00 per unit, resulting in gross proceeds of $60.0 million. The investment provided an additional $140 million of capital commitments available to Ting over the subsequent three year period, if certain milestones were achieved.
On December 5, 2022, Ting issued and sold an additional 4,583,333 Series A Preferred Units for gross proceeds of $27.5 million. During the year ended December 31, 2023, Ting issued an aggregate of 5,833,333 additional Series A Preferred Units for gross proceeds of $35.0 million. On May 4, 2023, Ting redeemed 5,173,067 Series A Preferred Units for $45.7 million, including a make-whole premium of $14.7 million. The redemption was accounted for as a debt restructuring, and the associated loss was recognized in other income (expense).
Immediately prior to the closing of the Exit Agreement, 15,243,600 units were outstanding with an aggregate liquidation preference of $91.5 million, plus a make-whole premium should redemption occur before the fourth anniversary of the Transaction Close and are senior to the Ting common units with respect to sale, dissolution, liquidation or winding up of Ting.
Ting had the option to issue additional Series A Preferred Units through August 8, 2025, subject to milestone achievement. Until this date, Ting was required to pay a standby fee of 0.50% per annum on the undrawn commitment, payable quarterly.

The Series A Preferred Units accrued a preferred return at 15% per annum, subject to adjustment between 13% and 17% based on certain project approval and contribution conditions. The preferred return accrued daily and compounded quarterly. The preferred return accrued during the first two years is not payable unless and until the Series A Preferred Units are redeemed. The preferred return accrued after the second anniversary of the Transaction Close is payable by Ting quarterly.
Ting incurred $0.8 million of legal fees related to the redeemable preferred unit issuance, which had been reflected as a reduction to the carrying amount of the redeemable preferred unit balance and was amortized to interest expense, net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss over the expected six-year term of the instrument.
The liability was initially recorded at fair value and subsequently recorded at the present value of the settlement amount, which includes the preferred return payments required until the instrument's expected maturity on the sixth anniversary of the Transaction Close, August 10, 2028 using the implicit rate of return of the instrument, 15%. For the nine month period ended September 30, 2026, Ting recorded an interest expense of $12.1 million, the total of which was accreted. For the year ended December 31, 2025, Ting recorded an interest expense of $19.3 million, of which $14.7 million was accreted. Interest expense related to amortization of issuance costs was $0.1 million in each of those periods.
The following table summarizes the changes in Ting's redeemable preferred units and the remaining obligation to Generate arising from the Exit Agreement (Dollar amounts in thousands of U.S. dollars):

	September 30, 2026	December 31, 2025
Opening Balance	$137,252	$122,556
Add: Accretion of redeemable preferred units(1)	12,088	14,696
Redeemable preferred units balance prior to restructuring	149,340	137,252
Less: Deferred preferred financing costs	(223)	(289)
Net carrying amount	149,117	136,963
Less: Cash paid to Generate	(3,000)	-
Remaining carrying amount of the obligation	146,117	-
Less: Reclassified to deferred gain on restructured debt	(146,117)	-
Total Redeemable preferred units	$-	$136,963
(1)Ting capitalized interest expenses directly attributable to the development of qualifying assets. Qualifying assets include IUS, AUC, equipment, or other long-lived assets that meet the capitalization criteria prescribed by ASC 350. During the three and nine months ended September 30, 2026 Ting capitalized less than $0.1 million of interest expenses pertaining to the redeemable preferred units directly attributable to the development of certain AUC assets. During the three and nine months ended September 30, 2025 Ting capitalized $0.1 million and $0.2 million of interest expenses pertaining to the redeemable preferred units directly attributable to the development of certain AUC assets.

Return Breach and Trigger Event

On December 1, 2025, Ting received written notice from Generate asserting that a Return Breach had occurred due to Ting’s failure to pay the quarterly preferred return for the second and third quarter of 2025 and the failure to cure such nonpayment within 60 days of notice from Generate thereof. Generate further asserted that such Return Breach constituted a Trigger Event under the Ting Fiber LLC Amended and Restated Limited Liability Company Agreement, dated as of August 11, 2022 (the "LLC Agreement") and reserved its rights to pursue available remedies under the LLC Agreement and applicable law. Such remedies included the right to elect conversion of the Series A Preferred Units into common units of Ting and a call right to purchase certain fiber network assets of Ting at the lower of the fair market value of such assets, and the aggregate invested capital in such assets plus 10%. These rights were terminated in connection with the Exit Agreement.
Additionally, as a result of the Return Breach and related Trigger Event asserted by Generate on December 1, 2025, until the closing date of the Exit Agreement, Generate had the ability, at its option, to make a request for redemption of all Series A Preferred Units, requiring Ting to redeem all outstanding Series A Preferred Units within 30 days of such request (a "Redemption Request"). The redemption price under such a request included the original issue price, any unsatisfied preferred return, as well as a make-whole premium. As Ting would have been required to settle the obligation within 30 days of a Redemption Request being submitted, the redeemable preferred units were reclassified from long term to current liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2025. If Ting did receive a Redemption Request from Generate, Ting would have been required to pay Generate an estimated $204.9 million, representing the redemption price. Generate never submitted a redemption request, and payment of the Redemption Price did not become due.

20. Commitments and Contingencies
(a)The Company has several non-cancelable lease and purchase obligations primarily for general office facilities, service contracts for mobile telephone services and equipment that expire over the next ten years. Future minimum payments under these agreements are as follows (Dollar amounts in thousands of U.S. dollars):

Contractual Obligations for the period ended September 30, 2026	Capital Purchase Obligations	Purchase Obligations (1)	Total Obligations

Remainder of 2026	$5,298	$1,579	$6,877
2027	-	5,619	5,619
2028	-	6,173	6,173
2029	-	4,239	4,239
2030	-	102	102
Thereafter	-	12	12
	$5,298	$17,724	$23,022
(1)Purchase obligations include all other legally binding service contracts for mobile telephone services and other operational agreements to be delivered during the remainder of 2026 and subsequent years
(2)Purchase obligations include minimum revenue commitments of $16.3 million with the Company's Mobile Network Operator partner for the term of the agreement

(b)On February 9, 2015 Ting Fiber, Inc. (“Ting Fiber”) entered into a lease and network operation agreement with the City of Westminster, Maryland (the “City”) relating to the deployment of a new fiber network throughout the Westminster area (“WFN”). Under the agreement, the City will finance, construct, and maintain the WFN which will be leased to Ting for a period of ten years. The network will be constructed in phases, the scope and timing of which shall be determined by the City, in cooperation with Ting.
Under the terms of the agreement, Ting may be required to advance funds to the City in the event of a quarterly shortfall between the City’s revenue from leasing the network to Ting and the City’s debt service requirements relating to financing of the network. Ting could be responsible for shortfalls between $50,000 and $150,000 per quarter. In 2016, the City entered into financing for the construction of the WFN which allows the City to draw up to $21.0 million from their lenders over the next five years with interest only payments during that period with a loan maturity of 30 years. As of September 30, 2026, the City has drawn $16.2 million and the City’s revenues from Ting exceeded the City’s debt service requirements. The Company does not believe it will be responsible for any shortfall in the remainder of 2026.
(c)On November 4, 2019 Ting entered into an access and use agreement with Netly, LLC (“Netly”). Netly was subsequently acquired by Ubiquity California, LLC ("Ubiquity"). The agreement establishes a twelve-year term wherein Ting will be granted the right to act as an Internet service provider for fiber-optic networks to be constructed in and around the cities of Solana Beach, Encinitas and Carlsbad California. Under the terms of the agreement, Ting will have a 3-year “Headstart” period over each completed segment of the network, whereby Ting shall be the exclusive provider of services to subscribers during the “Headstart” period. Netly is fully responsible for constructing, operating and maintaining a wholesale fiber optic network, as well as the financing of those activities.
Ting is responsible for paying a fee per subscriber to Netly, as well as an unlit door fee for each serviceable address not subscribed. Through a “take or pay” arrangement, Ting has agreed to certain minimum charges based on minimum subscriber rates. To the extent that construction of the fiber optic network is complete, our minimum commitments have been included in the contractual lease obligations in "Note 13. Leases". The Company has had an ongoing billing dispute with Netly regarding the rates and methodology under which it can invoice our Ting Fiber division for our operations. In July 2026, Netly executed a release of approximately $0.9 million of previously accrued amounts relating to periods prior to the settlement, in resolution of the dispute. The release did not require any payment by the Company and relates only to the historical disputed invoicing; Netly has agreed to apply a corrected invoicing methodology prospectively however the release does not cover invoices for periods after that date and the dispute remains open for periods since July 2026. As of September 30, 2026, the Company has accrued $0.2 million for amounts it considered probable and estimable.
(d)On January 7, 2022, Ting Fiber entered into a 25-year lease agreement with Colorado Springs Utilities (“CSU”), a municipally owned utility. The lease agreement named Ting Fiber the anchor tenant on a city-wide fiber network that is intended to pass a maximum of 275,000 homes in Colorado Springs, Colorado. CSU began construction in Q2 of 2023. The lease obligates Ting Fiber, and its ultimate parent the Company, to pay a per month fee for addresses passed by the network (as they are passed and become serviceable for customers to connect to the network) and for certain fiber infrastructure, including co-location space. Based on the Company's current projection of approximately 150,000 homes to be passed, total lease costs over the remaining term are estimated at approximately $322.8 million, however the minimum fees are variable based on the percentage completion of the fiber optic network and these costs may be higher should the timing of delivery or amount of addresses passed be different from our estimate. Future committed fees associated with completed portions of the network have been included in the contractual lease obligations. Future fees associated with portions of the network that have yet to be constructed have not been considered an unconditional purchase obligation. On October 21, 2026, Ting entered into agreements to assign this lease to Google Fiber Colorado, LLC and to terminate the Company’s parent guaranty, following closing and satisfaction of certain post-closing obligations to CSU. Closing is currently scheduled for March 31, 2027 and is subject to customary conditions. Until closing, Ting remains the tenant and the obligations described above continue to apply. See "Note 22. Subsequent Events" for further information.
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
(f)On November 1, 2023, the Company, entered into a Network Access and Use Agreement with Blue Suede Networks, LLC, (now mStreet Fiber Memphis, LLC), which granted Ting Fiber the right to use the fiber communications network to be constructed by Blue Suede Networks, LLC to provide high-speed broadband Internet Access services to end-user residential and small and medium sized business customers in the city of Memphis, Tennessee. On July 31, 2026, the Company and mStreet Fiber Memphis, LLC entered into a Wholesale Master Service Agreement, which terminated and replaced the original agreement without a termination penalty.

The Wholesale Master Service Agreement reduced the Company's minimum commitments as disclosed in Note 13. Future fees associated with portions of the network that have not yet been constructed have not been considered an unconditional purchase obligation for the purposes of the table in Note 20(a).
(g) In connection with the Exit Agreement, on June 24, 2026, Ting, entered into an Option Purchase Agreement (the "Option Agreement") with Ubiquity, an entity affiliated with Generate. The Option Agreement grants Ubiquity an exclusive option to acquire specified Ting network assets, subscriber contracts and property access agreements located in Solana Beach, Encinitas and Carlsbad, California, for a fixed purchase price of $2.0 million. Ubiquity may exercise this option during an initial period of twelve months from June 24, 2026, which Ubiquity may elect to extend for a further six months.
(h) In the normal course of its operations, the Company becomes involved in various legal claims and lawsuits. The Company intends to vigorously defend these claims. While the final outcome with respect to any actions or claims outstanding or pending as of September 30, 2026 cannot be predicted with certainty, management does not believe that the resolution of these claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial position.
21. Additional Financial Information
The following tables provide additional financial information related to our Condensed Consolidated Financial statements:

Balance Sheet Information
Prepaid expenses and other	September 30, 2026	December 31, 2025
Prepaid expenses and deposits	$16,281	$24,177
Income tax receivable	642	111
Inventory	4,137	3,872
Contract asset	2,098	1,004
Assets held for sale	$-	$211
Prepaid expenses and other	$23,158	$29,375

Other Assets
Investments	$2,012	$2,012
Contract costs	2,612	2,252
Contract asset - long term	-	114
Total other assets	$4,624	$4,378

Accounts payable and accrued liabilities
Accounts payable	$9,937	$9,898
Accrued liabilities	24,748	25,374
Total accounts payable and accrued liabilities	$34,685	$35,272

Other Current Liabilities
Customer deposits	$17,566	$17,369
Accreditation fees payable	577	594
Income taxes payable	1,407	2,802
Other liabilities - current portion	1,923	$-
Total other current liabilities	$21,473	$20,765

Inventories
The components of the inventories as of September 30, 2026 and December 31, 2025 were as follows (Dollar amounts in thousands of U.S. dollars):

	September 30, 2026	December 31, 2025
Raw materials	$1,939	$1,923
Finished goods	2,198	1,949
Total Inventories	$4,137	$3,872
22. Subsequent Events
(a) Ting Exit of Colorado Springs Market

On October 21, 2026 Ting, an indirect wholly owned subsidiary of Tucows Inc., entered into an Assignment, Assumption, Novation and Transition agreement (the "Novation Agreement") that will transfer to Google Fiber Colorado, LLC (“gFiber”) Ting’s rights and obligations as tenant under its Dark Fiber Network Lease Agreement with CSU, as of December 17, 2021, as amended (the “CSU Lease”).

Under the Novation Agreement, on March 31, 2027 (the "Closing Date"), Ting will assign the lease to gFiber, and gFiber will be substituted for Ting as tenant. CSU has irrevocably consented to the assignment and novation. gFiber will not assume any liability of Ting relating to periods before the Closing Date, and Ting will have no liability under the CSU Lease for obligations arising on or after the Closing Date. The closing is subject to customary conditions, including the absence of an uncured material breach by Ting of its transition obligations to each of CSU and gFiber, the absence of a material adverse change in the physical or operational condition of CSU’s network, the accuracy of the parties’ representations and warranties as of the Closing Date, and the absence of a pending order prohibiting the closing.

Under the CSU Lease, Ting leases dark fiber and colocation space on CSU’s municipal fiber network in Colorado Springs, Colorado and serves as an anchor internet service provider on that network. In connection with the CSU Lease, the Company executed and delivered to CSU a Parent Guaranty dated as of December 17, 2021 (the "Parent Guaranty"), guaranteeing the payment and performance of Ting's obligations under the lease. As disclosed in "Note 20. Commitments and Contingencies" Ting's aggregate payment obligations under the CSU Lease were estimated at approximately $322.8 million for the remaining term of the CSU Lease. Following the Closing Date and satisfaction of certain post-closing obligations to CSU, which are expected to occur by the end of April 2027, the Parent Guaranty will be terminated.

The Company is currently assessing the impact of these agreements on its consolidated financial statements. The agreements were entered into after September 30, 2026 and have not been reflected in these condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements by us with regard to our expectations as to financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “should,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” and “intend,” and other similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements regarding, among other things, the competition we expect to encounter as our business develops and competes in a broader range of Internet services, the Company's foreign currency requirements, specifically for the Canadian dollar and Euro; Wavelo, and Ting subscriber growth and retention rates; the number of new, renewed and transferred-in domain names we register as our business develops and competes; the effect of a potential gTLD expansion by the ICANN on the number of domains we register and the impact it may have on related revenues; our belief regarding the underlying platform for our domain services; our expectation regarding the trend of sales of domain names; our belief that, by increasing the number of services we offer, we will be able to generate higher revenues; our expectation regarding litigation; the potential impact of current and pending claims on our business; our valuations of certain deferred tax assets; our expectation to collect our outstanding receivables, net of our credit losses; our expectation regarding fluctuations in certain expense and cost categories; our expectations regarding liquidity and capital requirements of the Ting Internet business, as well as the outcome of any process to access strategic alternatives for this business; our expectations regarding the evaluation of our strategic alternatives for Ting; our expectations regarding our unrecognized tax; our expectations regarding cash from operations to fund our business; the impact of cancellations of or amendments to market development fund programs under which we receive funds; our expectation regarding our ability to manage realized gains/losses from foreign currency contracts; and general business conditions and economic uncertainty. These statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Many factors affect our ability to achieve our objectives and to successfully develop and commercialize our services including:
•Our ability to continue to generate sufficient working capital to meet our operating requirements;
•Our ability to service our debt commitments;
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

Our CEO, who is also our chief operating decision maker, regularly reviews the operating results of Ting, Wavelo and Tucows Domains as three distinct segments in order to make key operating decisions as well as evaluate segment performance. Certain revenues and expenses disclosed under the Corporate category are excluded from Segment Adjusted EBITDA results as they are centrally managed and not monitored by or reported to our CEO by segment, including mobile retail services, eliminations of intercompany transactions, portions of finance and human resources that are centrally managed, legal and corporate Information Technology ("IT") shared services.

For the three months ended September 30, 2026 and September 30, 2025, we reported net revenue of $100.0 million and $98.6 million, respectively.
For the nine months ended September 30, 2026 and September 30, 2025, we reported net revenue of $297.2 million and $291.6 million, respectively.
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
As of September 30, 2026, Ting Internet had access to 126,000 owned infrastructure serviceable addresses, 161,400 partner infrastructure serviceable addresses and 64,000 active subscribers under its management; compared to having access to 126,000 owned infrastructure serviceable addresses, 88,000 partner infrastructure serviceable addresses and 52,000 active subscribers under its management as of September 30, 2025. These figures exclude any changes in serviceable addresses and accounts attributable to Simply Bits.
On July 27, 2026, the Company, Ting and certain of its affiliated entities, entered the Exit Agreement with Generate. Under the Exit Agreement, the Company acquired all of the Series A Preferred Units of Ting held by Generate for $3.0 million in cash, and the units were subsequently surrendered, cancelled and retired. The Exit Agreement also provides for certain contingent payments to Generate, which is included as the deferred gain on restructured debt as of September 30, 2026. The Exit Agreement resolved the conditions disclosed with respect to Trigger Event, including the accrued and unpaid preferred return and the Return Breach and corresponding Trigger Event asserted by Generate and described in the Company’s Current Report on Form 8-K filed on December 5, 2025 and the items discussed above in “Note 19. Redeemable Preferred Units” of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report. As a result of the Exit Agreement, Generate ceased to be a preferred member of Ting, waived and released all rights, powers and preferences associated with the Series A Preferred Units (including all redemption, mandatory-redemption, conversion and call rights), and withdrew all outstanding notices, including the notice asserting a Return Breach and Trigger Event. The parties also exchanged mutual releases. The remaining carrying amount of the obligation of $146.1 million was deferred and is presented as “Deferred gain on restructured debt” in the Condensed Consolidated Balance Sheet, and will be recognized in earnings when the contingent payments are resolved or expire. See “Note 19. Redeemable Preferred Units” of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report for further information.
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

Our primary distribution channel is a global network of approximately 32,000 resellers that operate in approximately 200 countries and who typically provide their customers, the end-users of Internet-based services, with solutions for establishing and maintaining an online presence. Our primary focus is serving the needs of this network of resellers by providing the broadest portfolio of gTLD and country code top-level domain options and related services, a white-label platform that facilitates the provisioning and management of domain names, a powerful Application Program Interface, easy-to-use interfaces, comprehensive management and reporting tools, and proactive and attentive customer service. Our services are integral to the solutions that our resellers deliver to their customers. We provide “second tier” support to our resellers by email, chat and phone in the event resellers experience issues or problems with our services. In addition, our Network Operating Center proactively monitors all services and network infrastructure to address deficiencies before customer services are impacted.

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

Wholesale Domains Services comprise Domain registration services provided to resellers, Tucows Registry Services and WHOIS Privacy Services.
Wholesale, primarily branded as OpenSRS, ENom, EPAG and Ascio, derives revenue from its domain name registration service Together the OpenSRS, ENom, EPAG and Ascio Domain Services manage 21.3 million domain names under the Tucows, ENom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management have decreased by 1.0 million since September 30, 2025.
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

Ting Internet	September 30,
	2026	2025
	(in '000's)
Internet subscribers accounts under management	64	52
Internet owned infrastructure serviceable addresses[1]	126	126
Internet partner infrastructure serviceable addresses[1]	161.4	88
(1)Defined as premises to which Ting has the capability to provide a customer connection in a service area.

Tucows Domains	September 30,
	2026	2025
	(in 000's)
Total new, renewed and transferred-in domain name registrations provisions (1)	14,469	15,476
Domains under management	21,291	22,289
(1)Includes all transactions processed under our accreditations for our resellers and our retail brands, as well as transactions processed on behalf of other registrars using our platform.

Adjusted EBITDA

Tucows reports all financial information in accordance with U.S. GAAP. Along with this information, to assist financial statement users in an assessment of our historical performance, we typically disclose and discuss a non-GAAP financial measure, Adjusted EBITDA, on investor conference calls and related events that excludes certain non-cash and other charges as we believe that the non-GAAP information enhances investors’ overall understanding of our financial performance, but should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Please see discussion of Adjusted EBITDA as well as the Adjusted EBITDA reconciliation to net loss in the Results of Operations section below.
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
Strategic Review and Developments
During the year ended December 31, 2025, Ting initiated and currently continues a review process for the Ting business focused on evaluating strategic alternatives to optimize its capital structure and long-term operating model given the ongoing capital needs of Ting. This process has included the exploration of potential asset sales, partnership structures and other strategic transactions involving Ting’s fiber network assets. During the third quarter, Ting replaced its Memphis network agreement with a revised wholesale agreement. On October 21, 2026, Ting agreed to assign its Colorado Springs network lease to Google Fiber Colorado, LLC, with closing expected on March 31, 2027, subject to customary conditions. At closing, Ting will pay Colorado Springs Utilities $4.0 million. Following closing and satisfaction of certain post-closing obligations to CSU, which are expected to occur by the end of April 2027, the Company's parent guaranty will be released. Ting will continue to operate the Colorado Springs network until customers are migrated, expected no later than June 30, 2027. These exits are expected to reduce Ting's operating costs and eliminate long-term lease obligations.
As previously disclosed in a Current Report on Form 8-K filed with the SEC on December 5, 2025, on December 1, 2025, Ting received written notice from Generate, the holder of Ting’s Series A Preferred Units, asserting that under the LLC Agreement, a Return Breach and a Trigger Event had occurred as a result of Ting’s failure to pay the quarterly preferred return for two consecutive quarters. Generate had reserved its right to pursue remedies available under the LLC Agreement and applicable law, including the ability to make a request for redemption of all Series A Preferred Units. Had Generate submitted a Redemption Request, Ting would have been required to redeem all outstanding Series A Preferred Units at the applicable redemption price, which was estimated at $204.9 million, within 30 days of such request. As a result of this contractual provision, the Series A Preferred Units were classified as current liabilities in the Company’s Consolidated Balance Sheet as of December 31, 2025. Generate did not submit a Redemption Request prior to the Exit Agreement described below.
On July 27, 2026, the Company, Ting and certain of its affiliated entities entered into the Exit Agreement with Generate. Under the Exit Agreement, Tucows acquired all of the outstanding Series A Preferred Units of Ting from Generate for $3.0 million in cash, and the units were surrendered, cancelled and retired. As a result, no Series A Preferred Units remain outstanding as of September 30, 2026, Generate is no longer a preferred member of Ting, and the redemption exposure associated with the Return Breach and Trigger Event no longer exists. Exit Agreement also provides for certain contingent payments to Generate. The remaining carrying amount of the obligation of $146.1 million, which includes these contingent payments, was deferred and is presented as “Deferred gain on restructured debt” in the Condensed Consolidated Balance Sheet. See “Note 19. Redeemable Preferred Units” of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report for further information.
The Company does not believe that the Return Breach or Trigger Event had a material adverse impact on Ting’s day-to-day operations, customer service or network performance.
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
Additionally, as part of the EchoStar Purchase Agreement, the Company retained a small number of customer accounts associated with one MNO agreement that was not reassigned to EchoStar at time of sale. We were subject to the minimum revenue commitments previously agreed to with this excluded MNO agreement. The Company was able to continue adding customers under the excluded MNO network in order to meet the commitment. However, with no direct ability to change customer pricing and limited ability to renegotiate contract costs or significant terms, the Company was unable to meet the minimum commitments with this MNO partner and incurred significant penalties through the prior year; and generated significant losses until the contract was renewed under different terms in August 2026. The initial contract obligation was completed in January 2026. Beyond the term of the contract, the agreement continued month-to-month thereafter, until the contract was renewed in August 2026 with more favorable per-subscriber rates to improve the margin profile associated with the business. The renewal provided a rerate credit for overcharges resulting from invoices issued at the previous rates from May to September 2026. It also includes a lower, more achievable Minimum Revenue Requirement ("MRR") at our current subscriber count, defers payment on the historical penalty that arose from the prior contract, and includes an earnback condition allowing us to reduce that payable over time should we meet certain usage requirements. As of September 30, 2026, the Company has earned back $0.1 million from this earnback program.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 NET REVENUES

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
Our construction services generate revenue from the design, construction, and installation of a fiber optic network for a specific customer contract. Control of the network infrastructure transfers to the customer as it is constructed. Revenue from network construction is recognized over time, as Ting’s performance creates or enhances an asset that the customer controls as it is being constructed. Progress toward completion is measured using an output method, based primarily on network build milestones such as served addresses completed and accepted by the customer. Amounts billed in advance of revenue recognition are recorded as contract liabilities, while amounts recognized in excess of billings are recorded as contract assets. Where services require installation, revenue is not recognized until a customer's service is billed.
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
The Company is an Internet Corporation for Assigned Names and Numbers accredited registrar. The Company is the primary obligor with our reseller and retail registrant customers and is responsible for the fulfillment of our registrar services to those parties. As a result, the Company reports revenue in the amount of the fees we receive directly from our reseller and retail registrant customers. Our reseller customers maintain the primary obligor relationship with their retail customers, establish pricing and retain credit risk to those customers. Accordingly, the Company does not recognize any revenue related to transactions between our reseller customers and their ultimate retail customers.
Domain registration and WHOIS Privacy Services
Domain registration contracts, which can be purchased for terms of one to ten years, provide our resellers and retail registrant customers with the exclusive right to a personalized internet address from which to build an online presence. The Company enters into domain registration contracts in connection with each new, renewed and transferred-in domain registration. At the inception of the contract, the Company charges and collects the registration fee for the entire registration period. Though fees are collected upfront, revenue from domain registrations is recognized ratably over the registration period as the Company provides the customer with a domain registration service, which represents a distinct performance obligation satisfied over time. The registration period begins once the Company has confirmed that the requested domain name has been appropriately recorded in the registry under contractual performance standards.
WHOIS Privacy is an ongoing service that protects the personal information of Registrants from public access.
Tucows Registry Services
Tucows Registry Services provides registry platform and related technical services to operators of generic top-level domains, branded top-level domains, and country code top-level domains. These services include processing domain name transactions and maintaining the related infrastructure and support systems required to operate the registry. Revenue is primarily transaction-based and is calculated as a fixed fee per financial transaction processed during the month. Because customers simultaneously receive and consume the benefits of the registry services as they are provided, revenue is recognized in the period in which the transactions occur. Service level credits are treated as variable consideration and are recorded as a reduction of revenue in the period in which they are incurred.
Value Added Services
Domain related value-added services like digital certificates and hosted email provide our resellers and retail registrant customers with tools and additional functionality to be used in conjunction with domain registrations. All domain related value-added services are considered distinct performance obligations which transfer the promised service to the customer over the contracted term. Fees charged to customers for domain related value-added services are collected at the inception of the contract, and revenue is recognized on a straight-line basis over the contracted term, consistent with the satisfaction of the performance obligations.
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

The following table presents our net revenues, by revenue source (Dollar amounts in thousands of U.S. dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Ting:
Fiber Internet Services	$18,021	$16,976	$52,612	$49,701
Construction revenue	4,282	-	10,660	-
Total Fiber	22,303	16,976	63,272	49,701

Wavelo:
Platform Services	11,725	11,856	35,041	35,908
Other professional services	-	-	-	-
Total Wavelo	11,725	11,856	35,041	35,908

Tucows Domains:
Wholesale
Domain Services	48,875	51,888	146,514	153,448
Value Added Services	5,088	6,107	16,850	17,767
Total Wholesale	53,963	57,995	163,364	171,215

Retail	9,945	9,842	29,637	29,481
Total Tucows Domains	63,908	67,837	193,001	200,696

Corporate and other*:
Mobile Services and eliminations	2,039	1,889	5,874	5,325

	$99,975	$98,558	$297,188	$291,630
*Corporate and other includes revenues from Ting Mobile, corporate overhead functions, and other activities that do not meet the criteria for separate reportable segment disclosure under ASC 280. Ting Mobile is not managed as a separate reportable segment and is included within Corporate and other for purposes of segment reporting. Intersegment revenues and expenses are eliminated on consolidation.

The following table presents our net revenues, by revenue source, as a percentage of total net revenues (Dollar amounts in thousands of U.S. dollars):

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Ting:
Fiber Internet Services	18%	17%	18%	17%
Construction revenue	4%	0%	4%	0%
Total Fiber	22%	17%	22%	17%

Wavelo:
Platform Services	12%	12%	12%	12%
Other professional services	0%	0%	0%	0%
Total Wavelo	12%	12%	12%	12%

Tucows Domains:
Wholesale
Domain Services	49%	53%	48%	53%
Value Added Services	5%	6%	6%	6%
Total Wholesale	54%	59%	54%	59%

Retail	10%	10%	10%	10%
Total Tucows Domains	64%	69%	64%	69%

Corporate and other*:
Mobile services and eliminations	2%	2%	2%	2%

	100%	100%	100%	100%
*Corporate and other includes revenues from Ting Mobile, corporate overhead functions, and other activities that do not meet the criteria for separate reportable segment disclosure under ASC 280. Ting Mobile is not managed as a separate reportable segment and is included within Corporate and other for purposes of segment reporting. Intersegment revenues and expenses are eliminated on consolidation.

Total net revenues for the three months ended September 30, 2026 increased by $1.4 million, or 1%, to $100.0 million when compared to the three months ended September 30, 2025. The increase in net revenue was driven by Ting and Mobile Services and eliminations; partially offset by a decline in revenues from Tucows Domains and Wavelo. The Ting segment increased $5.3 million in the current period as a result of new construction revenue in Laguna Woods Village, California, United States, as well as from subscriber growth on our Fiber network across the United States. Mobile Services and eliminations increased by $0.2 million, also attributable to subscriber growth. The Tucows Domains segment decreased $3.9 million primarily driven by a decline in domain names under management, as well as expiry auction revenue. The Wavelo segment decreased $0.1 million in the current period primarily driven by a decrease in subscribers under management.
Total net revenues for the nine months ended September 30, 2026 increased by $5.6 million, or 2%, to $297.2 million when compared to the nine months ended September 30, 2025. The increase in net revenue was driven by Ting and Mobile Services and eliminations; partially offset by a decline in revenues from Tucows Domains and Wavelo. The Ting segment increased $13.6 million in the current period as a result of new construction revenue in Laguna Woods Village, California, United States, as well as from subscriber growth on our Fiber network across the United States. Mobile Services and eliminations increased by $0.5 million attributable to subscriber growth. The Tucows Domains segment decreased $7.7 million primarily driven by a decline in domain names under management, as well as expiry auction revenue. The Wavelo segment decreased $0.9 million in the current period primarily driven by fewer bundled professional services hours recognized in the current period.
Contract liabilities at September 30, 2026, decreased by $2.0 million to $150.9 million from $152.9 million at December 31, 2025. This was primarily driven by Ting with the drawdown of previously deferred revenue recognized based on construction progress for the Laguna Woods Village project. This was partially offset by Tucows Domains due to the seasonal pattern of renewals being billed and deferred in the first half of the year, with the balance being drawn down and reaching its lowest balance towards the end of the year, resulting in a higher Tucows Domains contract liabilities balance at September 30, 2026 compared to December 31, 2025, despite the decline in domain names under management.
During both the three and nine months ended September 30, 2026, a customer, EchoStar, within our Wavelo segment accounted for 11% of total net revenues. EchoStar accounted for 11.5% of total net revenues during both the three and nine months ended September 30, 2025. EchoStar accounted for 46% of total accounts receivable at September 30, 2026 and 44% of total accounts receivable at December 31, 2025.
Though a significant portion of the Company’s domain services revenues are prepaid by our customers, where the Company does collect receivables, management judgment is required at the time revenue is recorded to assess whether the collection of the resulting receivables is reasonably assured. On an ongoing basis, we assess the ability of our customers to make required payments. Our allowance for doubtful accounts was $0.9 million as of September 30, 2026 and $1.3 million as of December 31, 2025. Based on this assessment, we expect the carrying amount of our outstanding receivables, net of allowance for doubtful accounts, to be fully collected.

Ting
Ting generated $22.3 million in net revenue during the three months ended September 30, 2026, up $5.3 million, or 31%, compared to the three months ended September 30, 2025. This growth is driven primarily by new construction revenue and service revenue from Laguna Woods Village, California, United States, as well as from subscriber growth across our Fiber network and the continued growth of available serviceable addresses in Ting towns throughout the United States.
Ting generated $63.3 million in net revenue during the nine months ended September 30, 2026, up $13.6 million, or 27%, compared to the nine months ended September 30, 2025. This growth is driven primarily by new construction revenue and service revenue from Laguna Woods Village, California, United States, as well as from subscriber growth across our Fiber network and the continued growth of available serviceable addresses in Ting towns throughout the United States.
As of September 30, 2026, Ting Internet had access to 126,000 owned infrastructure serviceable addresses, 161,400 partner infrastructure serviceable addresses and 64,000 active subscribers under its management; compared to having access to 126,000 owned infrastructure serviceable addresses, 88,000 partner infrastructure serviceable addresses and 52,000 active subscribers under its management as of September 30, 2025. These figures exclude any changes in serviceable addresses and accounts attributable to Simply Bits.
Wavelo
Platform Services
Net revenues from Wavelo Platform Services for the three months ended September 30, 2026, decreased by $0.1 million, or 1%, to $11.7 million as compared to the three months ended September 30, 2025. The decrease in net revenue is driven by a decrease in subscribers under management. Intersegment revenues earned for provision of services on the ISOS and SM platforms between Wavelo and Ting are included in Wavelo's segment revenues for purposes of segment analysis, but are ultimately eliminated upon consolidation. The elimination impact is presented below in Corporate and other - Mobile Services and Eliminations.
Net revenues from Wavelo Platform Services for the nine months ended September 30, 2026, decreased by $0.9 million, or 2%, to $35.0 million as compared to the nine months ended September 30, 2025. The decrease in net revenue is driven by fewer bundled professional services hours recognized in the current period. This decrease was partially offset by a performance excellence bonus received from EchoStar. Intersegment revenues earned for provision of services on the ISOS and SM platforms between Wavelo and Ting are included in Wavelo's segment revenues for purposes of segment analysis, but are ultimately eliminated upon consolidation. The elimination impact is presented below in Corporate and other - Mobile Services and Eliminations.
Other Professional Services
Net revenues from Other Professional Services was nil for both the three months ended September 30, 2026 and September 30, 2025, as well as the nine months ended September 30, 2026 and the nine months ended September 30, 2025. These revenues relate to the provision of standalone technology services development work for our CSP customers and are non-recurring and often one-time in nature, and expectedly can fluctuate period over period. These revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed no standalone professional services for our customers.
Tucows Domains
Wholesale - Domain Services
During the three months ended September 30, 2026, Wholesale domain services net revenue decreased by $3.0 million, or 6%, to $48.9 million as compared to the three months ended September 30, 2025. Decreases from Wholesale domain services domain registrations were driven by lower billings due to a decline in domain names under management since September 30, 2025.
During the nine months ended September 30, 2026, Wholesale domain services net revenue decreased by $6.9 million, or 5%, to $146.5 million as compared to the nine months ended September 30, 2025. Decreases from Wholesale domain services domain registrations were driven by lower billings due to a decline in domain names under management since September 30, 2025.
As of September 30, 2026, together, the OpenSRS, ENom, EPAG, and Ascio Domain Services manage 21.3 million domain names under the Tucows, ENom, EPAG and Ascio ICANN registrar accreditations and for other registrars under their own accreditations. Domains under management have decreased by 1.0 million since September 30, 2025, driven by some resellers migrating management of their domains in-house.
Wholesale - Value Added Services
During the three months ended September 30, 2026, value-added services net revenue decreased by $1.0 million, or 17%, to $5.1 million as compared to the three months ended September 30, 2025. The decrease in value-added service revenue was primarily driven by lower expiry auction revenue, which is historically inconsistent and difficult to predict, as well as storefront revenue reclassified from value-added services to wholesale, and a small decrease in certificate sales.
During the nine months ended September 30, 2026, value-added services net revenue decreased by $0.9 million, or 5%, to $16.9 million as compared to the nine months ended September 30, 2025. The decrease in value-added service revenue was primarily driven by lower expiry auction revenue, which is historically inconsistent and difficult to predict, as well as a small decrease in certificate sales.
Retail
During the three months ended September 30, 2026, retail domain services net revenue increased by $0.1 million, or 1%, to $9.9 million as compared to the three months ended September 30, 2025. This was driven by an increase in portfolio sales and Exact hosting revenue, offset by a decrease in legacy ENom retail names revenue.
During the nine months ended September 30, 2026, retail domain services net revenue increased by $0.2 million, or less than 1%, to $29.6 million as compared to the nine months ended September 30, 2025. This was primarily driven by increased Hover retail names revenue, offset by the decline in portfolio sales and legacy ENom retail names revenue.

Corporate and other - Mobile Services and Eliminations
Net revenues from Mobile Services and eliminations for the three months ended September 30, 2026 increased by $0.2 million or 8%, to $2.0 million as compared to the three months ended September 30, 2025. This was driven by subscriber growth across both Ting and Mobile Services.
Net revenues from Mobile Services and eliminations for the nine months ended September 30, 2026 increased by $0.5 million or 10%, to $5.9 million as compared to the nine months ended September 30, 2025. This was driven by subscriber growth across both Ting and Mobile Services.
COST OF REVENUES
Ting
Cost of revenues primarily includes the costs for provisioning high speed Internet access for Ting and its subsidiaries, Cedar and Simply Bits, which is comprised of network access fees paid to third-parties to use their network, leased circuit costs to directly support enterprise customers, personnel and related expenses (excluding costs eligible for capitalization) for the physical planning, design, construction, and build out of the physical Fiber network, and as well as personnel and related expenses (excluding costs eligible for capitalization) for the installation, activation, repair, maintenance and overall field service delivery of the Ting business. Other costs include field vehicle expenses, and small sundry equipment and supplies consumed in building the Fiber network.
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
The following table presents our cost of revenues, by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Ting:
Fiber Internet Services	$7,418	$6,478	$20,436	$21,021
Construction revenue	3,175	-	8,429	-
Total Fiber	10,593	6,478	28,865	21,021

Wavelo:
Platform Services	326	88	1,044	320
Other professional services	-	-	-	-
Total Wavelo	326	88	1,044	320

Tucows Domains
Wholesale
Domain Services	38,906	41,793	116,472	123,368
Value Added Services	318	450	960	1,386
Total Wholesale	39,224	42,243	117,432	124,754

Retail	4,281	4,380	12,844	12,953
Total Tucows Domains	43,505	46,623	130,276	137,707

Corporate and other*:
Mobile Services and eliminations	$(223)	4,641	9,172	13,012

Network Expenses:
Network, other costs	6,513	5,855	18,619	17,488
Network, depreciation and amortization cost	10,134	10,692	30,171	32,260
Total Network Expenses	16,647	16,547	48,790	49,748

	$70,848	$74,377	$218,147	$221,808
Decrease	$(3,530)		$(3,661)
Decrease - percentage	(5%)		(2%)
*Corporate and other includes costs from Ting Mobile, corporate overhead functions, and other activities that do not meet the criteria for separate reportable segment disclosure under ASC 280. Ting Mobile is not managed as a separate reportable segment and is included within Corporate and other for purposes of segment reporting. Intersegment revenues and expenses are eliminated on consolidation.

The following table presents our cost of revenues, as a percentage of total cost of revenues for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Ting:
Fiber Internet Services	11%	9%	9%	9%
Construction services	4%	0%	4%	0%
Total Ting	15%	9%	13%	9%

Wavelo:
Platform Services	0%	0%	0%	0%
Other professional services	0%	0%	0%	0%
Total Wavelo	0%	0%	0%	0%

Tucows Domains:
Wholesale
Domain Services	56%	56%	54%	56%
Value Added Services	0%	1%	0%	1%
Total Wholesale	56%	57%	54%	57%

Retail	6%	6%	6%	6%
Total Tucows Domains	62%	63%	60%	63%

Corporate and other*:
Mobile services and eliminations	0%	6%	4%	6%

Network Expenses:
Network, other costs	9%	8%	9%	8%
Network, depreciation and amortization cost	14%	14%	14%	14%
	23%	22%	23%	22%

	100%	100%	100%	100%
*Corporate and other includes costs from Ting Mobile, corporate overhead functions, and other activities that do not meet the criteria for separate reportable segment disclosure under ASC 280. Ting Mobile is not managed as a separate reportable segment and is included within Corporate and other for purposes of segment reporting. Intersegment revenues and expenses are eliminated on consolidation.
Total cost of revenues for the three months ended September 30, 2026, decreased by $3.5 million or 5%, to $70.8 million from $74.4 million in the three months ended September 30, 2025. The three-month decrease in cost of revenues was driven by Mobile Service and eliminations, and Tucows Domains; partially offset by increases across Ting, Wavelo, and Network Expenses. The decrease in Mobile Services and eliminations of $4.9 million was due to the rerate credit related to the August MNO contract renewal, which stipulated that the MNO partner would credit the Company for any overcharges resulting from invoices issued at the previous rates from May to September 2026. The decrease in Tucows Domains of $3.1 million was primarily driven by a decline in domain names under management. The increase in Ting of $4.1 million is aligned with new costs associated with construction services, as well as growth in active subscribers. The increase in Wavelo of $0.2 million was primarily driven by the recognition of project costs related to bundled professional services. The increase in Network Expenses of $0.1 million was primarily driven by increased severance costs, offset by depreciation of all non-network assets, some of which were previously depreciated in network depreciation, being reclassified to operating expenses.
Total cost of revenues for the nine months ended September 30, 2026, decreased by $3.7 million or 2%, to $218.1 million from $221.8 million in the nine months ended September 30, 2025. The nine-month decrease in cost of revenues was driven by Tucows Domains, Mobile Service and eliminations, and Network Expenses, and partially offset by increases in Ting and Wavelo. The decrease in Tucows Domains of $7.4 million was primarily driven by a decline in domain names under management. The decrease in Mobile Services and eliminations of $3.8 million was primarily due to the lower MRR at our current subscriber count in the August MNO contract renewal. The lower MRR was retrospectively applied from May 2026 via the rerate credit recognized in Q3 2026. This was slightly offset by higher mobile telephony service costs due to plan mix changes impacting usage in the current period, as well as some bad debt costs related to long distance fraud charges. The decrease in Network Expenses of $1.0 million was primarily driven by a decrease in depreciation following sale of assets in the prior period, partially offset by increased severance costs. The increase in Ting of $7.8 million is aligned with new costs associated with construction services, as well as growth in active subscribers; offset by a one-time lease accounting adjustment in the prior period. The increase in Wavelo of $0.7 million was primarily driven by the recognition of project costs related to bundled professional services.
Deferred costs of fulfillment as of September 30, 2026, increased by $0.4 million to $113.4 million from $113.0 million at December 31, 2025. This was primarily driven by Tucows Domains due to the seasonal pattern of renewals being billed and deferred in the first half of the year, with the balance being drawn down and reaching its lowest balance towards the end of the year, resulting in a higher deferred costs of fulfillment balance at September 30, 2026 compared to December 31, 2025, despite the decline in domain names under management.

Ting
During the three months ended September 30, 2026, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar and Simply Bits, increased by $4.1 million, or 64%, to $10.6 million as compared to the three months ended September 30, 2025. $3.2 million related to new costs associated with construction services, while $0.9 million is aligned with the subscriber and serviceable address growth across our Fiber network. Both these increases are consistent with the discussion in the Net Revenue section above.
During the nine months ended September 30, 2026, costs related to provisioning high speed Internet access for Ting and its subsidiaries - Cedar and Simply Bits, increased by $7.8 million, or 37%, to $28.9 million as compared to the nine months ended September 30, 2025. The prior period included a $3.0 million one-time Ting lease accounting adjustment to true up lease expense for three partner network leases, increasing costs. Normalizing for this impact in the current period results in an increase of $10.8 million, of which $8.4 million related to new costs associated with construction services, while $2.4 million is aligned with the subscriber and serviceable address growth across our Fiber network. Both these increases are consistent with the discussion in the Net Revenue section above.
Wavelo
Platform Services
Cost of revenues from Wavelo Platform Services for the three months ended September 30, 2026 increased by $0.2 million, or 270%, to $0.3 million as compared to the three months ended September 30, 2025. This was driven by the recognition of project costs related to providing bundled professional services to EchoStar. Although fewer bundled professional services hours were recognized to revenue in the three months ended September 30, 2026, project costs were higher, as the hours recognized in the three months ended September 30, 2025 were recognized on an expiry basis with no corresponding costs associated with providing services.
Cost of revenues from Wavelo Platform Services for the nine months ended September 30, 2026 increased by $0.7 million, or 226%, to $1.0 million as compared to the nine months ended September 30, 2025. This was driven by the recognition of project costs related to providing bundled professional services to EchoStar. Although fewer bundled professional services hours were recognized to revenue in the nine months ended September 30, 2026, project costs were higher, as the hours recognized in the nine months ended September 30, 2025 were recognized on an expiry basis with no corresponding costs associated with providing services.
Other Professional Services
Cost of revenues from Other Professional Services was nil for both the three months ended September 30, 2026 and September 30, 2025, as well as the nine months ended September 30, 2026 and for the nine months ended September 30, 2025. Costs of revenues to provide other professional services change depending on the nature and scope of work we are engaged to perform for our customers for select statements of work. These cost of revenues depend on the volume (if any) and scope of standalone technology services development work our customers engage us to perform. In the current period, we performed no standalone professional services for our customers. This is aligned to the net revenues from other professional services discussed above.
Tucows Domains
Wholesale - Domain Services
Costs for Wholesale domain services for the three months ended September 30, 2026, decreased by $2.9 million, or 7%, to $38.9 million, as compared to $41.8 million for the three months ended September 30, 2025. Decreases from Wholesale domain registrations were primarily driven by a decline in domain names under management since September 30, 2025 as some resellers migrated management of their domains in-house. The decrease is aligned to the decrease in Net Revenues discussed above.
Costs for Wholesale domain services for the nine months ended September 30, 2026, decreased by $6.9 million, or 6%, to $116.5 million, as compared to $123.4 million for the nine months ended September 30, 2025. Decreases from Wholesale domain registrations were primarily driven by a decline in domain names under management since September 30, 2025 as some resellers migrated management of their domains in-house. The decrease is aligned to the decrease in Net Revenues discussed above.
Wholesale - Value-Added Services
Costs for wholesale value-added services for the three months ended September 30, 2026, decreased by $0.1 million, or 29%, to $0.3 million, as compared to $0.5 million for the three months ended September 30, 2025. This was driven by storefront costs reclassified from value-added services to wholesale, as well as lower certificate costs, in line with lower certificate revenues.
Costs for wholesale value-added services for the nine months ended September 30, 2026, decreased by $0.4 million, or 31%, to $1.0 million, as compared to $1.4 million for the nine months ended September 30, 2025. This was driven by storefront costs reclassified from value-added services to wholesale, as well as lower certificate costs, in line with lower certificate revenues.
Retail
Costs for retail domain services for the three months ended September 30, 2026, decreased by $0.1 million, or 2%, to $4.3 million, as compared to $4.4 million for the three months ended September 30, 2025. This was driven by lower legacy Enom retail names, in line with revenue discussion above.
Costs for retail domain services for the nine months ended September 30, 2026, decreased by $0.1 million, or 1%, to $12.8 million, as compared to $13.0 million for the nine months ended September 30, 2025. This was driven by lower legacy Enom retail names, in line with revenue discussion above.
Corporate and other - Mobile Services and Eliminations
Cost of revenues from Mobile Services and Eliminations for the three months ended September 30, 2026, decreased by $4.9 million or 105%, to $0.2 million as compared to the three months ended September 30, 2025. The decrease is primarily driven by the $4.3 million rerate credit related to the August MNO contract renewal, which stipulated that the MNO partner would credit the Company for any overcharges resulting from invoices issued at the previous rates from May to September 2026. This was furthered by a $0.3 million credit received related to the usage costs associated with long-distance charges from an isolated instance of unauthorized traffic. The Company accrued no minimum penalties associated with the MNO minimum commitment shortfall in the three months ended September 30,

2026, as compared to $1.3 million in the three months ended September 30, 2025. The company incurred penalties through January 2026, at which point the initial term of the contract was complete. The contract automatically continued month-to-month thereafter, until the renewal in August 2026.
Cost of revenues from Mobile Services and Eliminations for the nine months ended September 30, 2026, decreased by $3.8 million or 30%, to $9.2 million as compared to the nine months ended September 30, 2025. The decrease was primarily due to the lower MRR at our current subscriber count in the August MNO contract renewal. The lower MRR was retrospectively applied from May 2026 via the rerate credit recognized in Q3 2026. This was slightly offset by increased costs associated with mobile telephony services from the small group of customers retained by the Company as part of the EchoStar Purchase Agreement, and less so from any transition services related costs. This increase is driven by subscriber growth with new subscribers joining on unlimited plans with higher data usage profiles. Some of the cost increase period-over-period is also a result of bad debt costs associated with long-distance charges from an isolated instance of unauthorized traffic. The Company accrued $0.2 million in penalties associated with the MNO minimum commitment shortfall in the nine months ended September 30, 2026, as compared to $3.5 million in the nine months ended September 30, 2025. The company incurred penalties through January 2026, at which point the initial term of the contract was complete. The contract automatically continued month-to-month thereafter, until the renewal in August 2026.
Network Expenses
Network expenses for the three months ended September 30, 2026, increased by $0.1 million or 1%, to $16.6 million, as compared to $16.5 million for the three months ended September 30, 2025. The increase was primarily driven by increased severance costs, offset by depreciation of all non-network assets, some of which were previously depreciated in network depreciation, being reclassified to operating expenses.
Network expenses for the nine months ended September 30, 2026, decreased by $1.0 million or 2%, to $48.8 million, as compared to $49.7 million for the nine months ended September 30, 2025. This was primarily driven by a decrease in depreciation following sale of assets in the prior period, slightly offset by incremental depreciation from continued development of Wavelo capitalized platform assets, as well as increased severance costs.
SALES AND MARKETING
Sales and marketing expenses consist primarily of personnel costs. These costs include commissions and related expenses of our sales, product management, public relations, call center, support and marketing personnel. Other sales and marketing expenses include customer acquisition costs, advertising and other promotional costs.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Sales and marketing	$11,701	$11,882	$36,358	$34,818
Increase (decrease) over prior period	$(181)		$1,540
Increase (decrease) - percentage	(2)%		4%
Percentage of net revenues	12%	12%	12%	12%
Sales and marketing expenses for the three months ended September 30, 2026, decreased by $0.2 million, or 2%, to $11.7 million as compared to the three months ended September 30, 2025. The decrease was primarily driven by a decrease in Wavelo bonus as costs are trued up to actual scorecard performance. This was partially offset by marketing and contracted labor spending as Ting ramps up marketing and customer acquisition efforts.
Sales and marketing expenses for the nine months ended September 30, 2026, increased by $1.5 million, or 4%, to $36.4 million as compared to the nine months ended September 30, 2025. The increase was primarily driven by marketing, contracted labor, and commissions spending as Ting ramps up marketing and customer acquisition efforts. This was furthered by a slight increase in contracted labor spend as Wavelo looks to grow its pipeline and team in support of top line growth.
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

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Technical operations and development	$4,816	$4,682	$14,108	$13,433
Increase (decrease) over prior period	$134		$675
Increase (decrease) - percentage	3%		5%
Percentage of net revenues	5%	5%	5%	5%
Technical operations and development expenses for the three months ended September 30, 2026, increased by $0.1 million, or 3%, to $4.8 million when compared to the three months ended September 30, 2025. The increase was primarily driven by Tucows Domains severance costs, slightly furthered by increased AI token costs. This was offset by decreases in payroll costs in Wavelo and Ting, reflective of a shift towards a smaller workforce, as well as increased capitalized labor in Tucows Domains.
Technical operations and development expenses for the nine months ended September 30, 2026, increased by $0.7 million, or 5%, to $14.1 million when compared to the nine months ended September 30, 2025. The increase was primarily driven by Tucows Domains severance costs, furthered by increased AI token costs and lower capitalized labor in Wavelo. This was offset by decreases in payroll costs in Wavelo and Ting, reflective of a shift towards a smaller workforce, as well as increased capitalized labor in Tucows Domains.

GENERAL AND ADMINISTRATIVE
General and administrative expenses consist primarily of compensation and related costs for managerial and administrative personnel, fees for professional services, public listing expenses, rent, foreign exchange and other general corporate expenses.

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative	$11,538	$9,650	$34,462	$28,552
Increase (decrease) over prior period	$1,887		$5,909
Increase (decrease) - percentage	20%		21%
Percentage of net revenues	12%	10%	12%	10%
General and administrative expenses for the three months ended September 30, 2026, increased by $1.9 million, or 20%, to $11.5 million as compared to the three months ended September 30, 2025. The increase was primarily driven by increased professional fees across the segments, as well as increased severance costs. Slightly offset by decreased facilities costs as a portion of Ting rent was reclassified to Other Expenses, to correspond with the related sublease income recorded to Other Income.
General and administrative expenses for the nine months ended September 30, 2026, increased by $5.9 million, or 21%, to $34.5 million as compared to the nine months ended September 30, 2025. The increase was primarily driven by increased professional fees across the segments, as well as increased severance costs and unrealized loss on foreign exchange. Slightly offset by decreased facilities costs as a portion of Ting rent was reclassified to Other Expenses, to correspond with the related sublease income recorded to Other Income.
IMPAIRMENT OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Impairment of property and equipment	$—	$10,724	$—	$10,724
Increase (decrease) over prior period	$(10,724)		$(10,724)
Increase (decrease) - percentage	(100)%		(100)%
Percentage of net revenues	0%	11%	0%	4%
During the three months and nine months ended September 30, 2025, the Company recorded an impairment loss of $10.7 million primarily related to abandoned materials and supplies held for capital projects, as well as impairment of right-of-use operating lease assets. No such impairment was recorded in the three months ended September 30, 2026.

DEPRECIATION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation of property and equipment	$443	$78	$1,350	$241
Increase (decrease) over prior period	$365		$1,109
Increase (decrease) - percentage	466%		461%
Percentage of net revenues	0%	0%	0%	0%
Depreciation costs for the three months ended September 30, 2026, increased by $0.4 million, or 466%, to $0.4 million as compared to the three months ended September 30, 2025. The increase was primarily driven by depreciation of all non-network assets, some of which were previously depreciated in network depreciation, being reclassified to operating expenses for more relevant presentation. The majority of this increase relates to the Ting segment.
Depreciation costs for the nine months ended September 30, 2026, increased by $1.1 million, or 461%, to $1.3 million as compared to the nine months ended September 30, 2025. The increase was primarily driven by depreciation of all non-network assets, some of which were previously depreciated in network depreciation, being reclassified to operating expenses for more relevant presentation. The majority of this increase relates to the Ting segment.
AMORTIZATION OF INTANGIBLE ASSETS

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of intangible assets	$331	$707	$1,402	$2,296
Increase (decrease) over prior period	$(376)		$(894)
Increase (decrease) - percentage	(53)%		(39)%
Percentage of net revenues	0%	1%	0%	1%

Amortization of intangible assets for the three months ended September 30, 2026, decreased by $0.4 million, or 53%, to $0.3 million as compared to the three months ended September 30, 2025. The decrease was driven by the completed amortization of Ascio brand assets, which was completed in March 2026.
Amortization of intangible assets for the nine months ended September 30, 2026, decreased by $0.9 million, or 39%, to $1.4 million as compared to the nine months ended September 30, 2025. The decrease was driven by the completed amortization of Ascio brand assets , which was completed in March 2026.

LOSS (GAIN) ON DISPOSITION OF PROPERTY AND EQUIPMENT

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
(Gain) loss on disposition of property and equipment	$(1)	$(3,965)	$827	$(5,753)
Increase (decrease) over prior period	$3,964		$6,580
Increase (decrease) - percentage	(100%)		(114%)
Percentage of net revenues	0%	(4%)	0%	(2%)

In the three months ended September 30, 2026, the Company recorded minimal gains on disposition (less than $0.1 million). In the three months ended September 30, 2025, the Company recorded a gain on disposition of property and equipment of $4.0 million, primarily related to the disposition of Ting inventory held for capital projects.
In the nine months ended September 30, 2026, the Company recorded a loss on disposition of property and equipment of $0.8 million, primarily related to the disposition of Ting contract assets and inventory held for capital projects. In the nine months ended September 30, 2025, the Company recorded a gain on disposition of property and equipment of $5.8 million, primarily related to the disposition of Ting inventory held for capital projects.

OTHER INCOME (EXPENSES)

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Other income (expense), net	$(8,583)	$(10,986)	$(31,876)	$(32,413)
Increase (decrease) over prior period	$2,403		$537
Increase (decrease) - percentage	(22%)		(2%)
Percentage of net revenues	(9%)	(11%)	(11)%	(11%)

Other income (expenses) during the three months ended September 30, 2026, increased by $2.4 million when compared to the three months ended September 30, 2025. The increase in other income (expense) was driven by lower interest expense, offset by lower income earned on sale of Transferred Assets to EchoStar and lower other income. Net interest expense associated with Generate's redeemable preferred units decreased by $3.2 million as there were fewer months of interest expense incurred following the acquisition of the preferred shares in July 2026. Income earned on sale of Transferred Assets to EchoStar decreased by $0.6 million from normal churn, as expected. Other income decreased by $0.2 million driven by the reclassification of rent expense from General and Administrative expenses, to correspond with income from Ting subleases recorded to Other Income.
Other income (expenses) during the nine months ended September 30, 2026, increased by $0.5 million when compared to the nine months ended September 30, 2025. The increase in other income (expense) was driven by lower interest expense, offset by lower income earned on sale of Transferred Assets to EchoStar and lower other income. Net interest expense decreased by $2.1 million, driven by a $2.0 million decrease associated with Generate's redeemable preferred units as there were fewer months of interest expense incurred following the acquisition of the preferred shares in July 2026, and a $1.2 million decrease in interest expense related to the Credit Facility for the Tucows businesses excluding Ting due to the reduction in outstanding principal balance; offset by a $0.7 million increase due to reduced money market fund interest income from lower rates, and a $0.3 million increase due to lower interest expense capitalization associated with Fiber network assets under construction. Income earned on sale of Transferred Assets to EchoStar decreased by $1.5 million from normal churn, as expected. Other income decreased by $0.1 million driven by the reclassification of 4 months of rent expense from General and Administrative expenses, to correspond with income from Ting subleases recorded to Other Income.

INCOME TAXES

(Dollar amounts in thousands of U.S. dollars)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Provision for income taxes	$1,988	$2,456	$7,510	$6,887
Increase (decrease) over prior year	$(468)		$623
Effective tax rate *not meaningful	(24)%	(12)%	(18)%	(15)%

Income tax expense for the three and nine months ended September 30, 2026, decreased by $0.5 million and increased by $0.6 million, respectively, when compared to the three and nine months ended September 30, 2025. The change in the effective tax rate is primarily due to the impact of foreign operations.

We regularly evaluate our deferred tax assets, including net operating losses, to determine whether a valuation allowance is necessary based on our expectations of future taxable income. The increase in our valuation allowance on net operating losses reflects our assessment of the likelihood of realizing future tax benefits associated with these losses.
ADJUSTED EBITDA
We believe that the provision of this non-GAAP measure allows investors to evaluate the operational and financial performance of our core business using similar evaluation measures to those used by management. We use Adjusted EBITDA to measure our performance and prepare our budgets. Since Adjusted EBITDA is a non-GAAP financial performance measure, our calculation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. Because Adjusted EBITDA is calculated before certain recurring cash charges, including interest expense and taxes, and is not adjusted for capital expenditures or other recurring cash requirements of the business, it should not be considered as a liquidity measure. For liquidity measures, see the Condensed Consolidated Statements of Cash Flows included in Part I of this Quarterly Report. Non-GAAP financial measures do not reflect a comprehensive system of accounting and may differ from non-GAAP financial measures with the same or similar captions that are used by other companies and/or analysts and may differ from period to period. We endeavor to compensate for these limitations by providing the relevant disclosure of the items excluded in the calculation of Adjusted EBITDA to net loss based on GAAP, which should be considered when evaluating the Company's results. Tucows strongly encourages investors to review its financial information in its entirety and not to rely on a single financial measure.
Our Adjusted EBITDA definition excludes provision for income tax, depreciation, amortization of intangible assets, asset impairment and loss (gain) on disposition of property and equipment, interest expense (net), stock-based compensation, gains and losses from unrealized foreign currency transactions and costs that are one-time in nature and not indicative of on-going performance (profitability), including acquisition and transition costs. Gains and losses from unrealized foreign currency transactions removes the unrealized effect of the change in the mark-to-market values on outstanding foreign currency contracts not designated in accounting hedges, as well as the unrealized effect from the translation of monetary accounts denominated in non-U.S. dollars to U.S. dollars.
The following table reconciles net loss to adjusted EBITDA:

Reconciliation of Net loss to Adjusted EBITDA	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands of U.S. Dollars)	2026	2025	2026	2025

Net Loss for the period	$(10,273)	$(23,019)	$(48,851)	$(53,789)
Less:
Provision for income taxes	1,988	2,456	7,510	6,887
Depreciation of property and equipment	10,212	10,405	30,425	31,404
Impairment and loss (gain) on disposition of property and equipment	(1)	6,920	1,441	5,771
Amortization of intangible assets	696	1,072	2,497	3,393
Interest expense, net	10,689	13,901	39,004	41,135
Stock-based compensation	962	1,387	3,220	4,278
Unrealized loss (gain) on foreign exchange revaluation of foreign denominated monetary assets and liabilities	(189)	(164)	32	(601)
Acquisition, transaction and transition costs (1)	4,470	311	7,240	1,039

Adjusted EBITDA	$18,554	$13,269	$42,518	$39,517

1Acquisition and other costs represent transaction-related expenses, transitional expenses, such as redundant post-acquisition expenses. Expenses include severance or transitional costs associated with department, operational or overall company restructuring efforts, including geographic alignments.
Adjusted EBITDA increased by $5.3 million, or 40%, to $18.6 million for the three months ended September 30, 2026, when compared to the three months ended September 30, 2025. The increase in Adjusted EBITDA was primarily driven by increases across Corporate and other - Mobile Services and eliminations, Ting, and Wavelo. The increase in Corporate and other - Mobile Services and eliminations contribution of $3.6 million was primarily driven by the decrease in cost of revenues related to the rerate credit from the August MNO contract renewal, slightly offset by increased severance, legal, and professional fees. Ting contribution increased by $2.4 million, primarily driven by new construction revenue and continued subscriber growth across the markets we serve. Wavelo contribution increased by $0.3 million, driven by savings across operating expenses, slightly offset by a decrease in revenue driven by fewer subscribers under management. These increases in Adjusted EBITDA were partially offset by a $1.0 million decrease in Tucows Domains contribution, primarily driven by severance costs incurred in the current period, as well as a decrease in revenue due to declining domains under management and expiry auction revenue.

Adjusted EBITDA increased by $3.0 million, or 8%, to $42.5 million for the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025. The increase in Adjusted EBITDA was driven by $8.0 million increase in Ting, primarily driven by new construction revenue and continued subscriber growth across the markets we serve. This increase in Adjusted EBITDA was partially offset by decreases across Wavelo, Tucows Domains, and Corporate and other - Mobile Services and eliminations. Wavelo's contribution decreased by $3.1 million, driven by less bundled professional services revenues and higher costs, and higher operating costs in service of growth and go-to market activities. Tucows Domains contribution decreased by $1.6 million primarily driven by severance costs incurred in the current period. The decrease in Corporate and other - Mobile Services and eliminations contribution of $0.3 million was primarily driven by the expected decrease in Mobile income earned on sale of Transferred Assets to EchoStar, and increased corporate operating expenses, including legal, professional fees, and severance costs; offset by the decrease in cost of revenues related to the new MRR and to the rerate credit from the August MNO contract renewal.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2026, our cash and cash equivalents balance decreased by $22.0 million, our funds held by trustee balance decreased by $0.2 million, and our secured notes reserve funds balance decreased by $1.1 million when compared to December 31, 2025. The decrease in our cash balance was driven primarily by $15.7 million for additions to property and equipment, $6.0 million repayment of syndicated revolver, $3.0 million for the redemption of preferred shares, $0.9 million related to acquisition of intangible assets, and $0.7 million for syndicated revolver costs. These decreases were offset by $2.4 million in proceeds on disposal of property and equipment by Ting, and $0.8 million from cash earned from operating activities.
Ting Securitized Financing Facility

On August 20, 2024, the Company through its wholly owned subsidiaries, including Ting, entered into a definitive agreement relating to a securitized financing facility related to a privately placed securitized transaction. On the closing date, Ting issued (i) the 2024 Class A-2 Notes, (ii) the 2024 Class B Notes and (iii) the 2024 Class C Notes.

The offering was exempt from registration under the Securities Act. Subject to certain limitations, the 2024 Notes are secured by certain of the Company's revenue-generating assets, consisting principally of the Securitized Assets, that are owned by certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company (collectively, the "Securitization Entities") that act as guarantors under the Base Indenture.

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

2023 Credit Facility
On September 22, 2023, the Company and its wholly owned subsidiaries, Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Wavelo, Inc. and Tucows (Emerald), LLC (each, a “Borrower” and together, the “Borrowers”) and certain other subsidiaries of the Company, as guarantors, entered into a Credit Agreement (the “2023 Credit Agreement”) with Bank of Montreal, as administrative agent (“BMO” or the “Agent”), and the lenders party thereto (the “Lenders”), to, among other things, provide the Borrowers with a revolving credit facility in an aggregate amount not to exceed $240 million (the “2023 Credit Facility”). The Borrowers may request an increase to the Credit Facility through new commitments of up to $60 million if the Total Funded Debt to Adjusted EBITDA Ratio (as defined in the 2023 Credit Agreement) is less than 3.75:1.00. In connection with the 2023 Credit Facility, the Company incurred $0.9 million of fees paid to the Lenders and $0.3 million of legal fees related to the debt issuance. These fees were reflected as a reduction to the carrying amount of the loan payable and were fully amortized over the term of the 2023 Credit Agreement.
On September 8, 2025, the Borrowers entered into a one-year Extension Agreement (the “Extension Agreement”). The Extension Agreement extended the term of the 2023 Credit Agreement through September 22, 2027. The material terms of the 2023 Credit Agreement remained unchanged; however, the Extension Agreement amended certain definitions relating to the treatment of specified expenses in the calculation of Adjusted EBITDA for purposes of the Total Funded Debt to Adjusted EBITDA Ratio financial covenant. In connection with the Extension Agreement, the Company incurred $0.4 million of fees paid to the Lenders. These fees were reflected as reduction to the carrying amount of the loan payable and are being amortized over the extended term from September 2026 to September 2027.
On July 27, 2026, the Company entered into the Third Amendment. The Third Amendment extends the maturity date of the 2023 Credit Facility from September 22, 2027 to July 27, 2029, except with respect to the commitment of one syndicate member in the amount of $27.5 million, which continues to mature on September 22, 2027 unless assigned to a replacement lender. The Company has commenced discussions to replace this lender with an existing or new syndicate member. The outstanding balance attributable to this lender’s commitment is classified as a current liability, as its maturity now falls within twelve months of the balance sheet date. The Company is required to maintain a Total Funded Debt to Adjusted EBITDA Ratio of not more than 3.75:1.00 and an Interest Coverage Ratio of not less than 3.00:1.00. The Third Amendment amends the negative covenants to permit the Company to make investments in the Ting business, subject to specified conditions and the existing financial covenants.
During the three and nine months ended September 30, 2026, the Company made repayments of $6.0 million. During the three and nine months ended September 30, 2025, the Company made repayments of $2.5 million and $5.0 million, respectively, on the 2023 Credit Facility. The Company ended September 30, 2026 with a remaining principal balance of $184.4 million, of which $21.1 million will be due in 2027 and $163.3 million will be due in 2029.
As of September 30, 2026, the Company held contracts in the amount of $9.4 million with BMO to trade U.S. dollars in exchange for Canadian dollars under an uncommitted treasury risk management facility which assists the Company with hedging Canadian dollar exposures. Please see the discussion in the Material Cash
Requirements section below.

Cash Flow from Operating Activities

Net cash inflows from operating activities during the nine months ended September 30, 2026 totaled $0.8 million, compared to a net cash outflow of $3.2 million in the nine months ended September 30, 2025.

Net loss during the nine months ended September 30, 2026 was $48.9 million, which included non-cash charges of $53.1 million such as depreciation, impairment of property and equipment, accretion of redeemable preferred shares, loss (gain) on disposal of assets, stock-based compensation, amortization of debt discount and issuance costs, amortization of intangible assets, and deferred income taxes (recovery). This was furthered by changes in our working capital, which resulted in a net cash outflow of $3.4 million from cash utilization of $12.2 million driven by accounts receivable, deferred costs of fulfillment, inventory, income taxes recoverable, contract asset, accreditation fees payable, and net right of use operating assets. This was offset by positive contributions of $8.8 million driven by prepaid expenses and deposits, other liabilities, customer deposits, disposal of domain names, and undistributed earnings of equity method investee.
Cash Flow from Financing Activities

Net cash outflows from financing activities during the nine months ended September 30, 2026 was $9.8 million, compared to a net cash outflow of $5.4 million in the nine months ended September 30, 2025. $6.0 million related to repayment of the syndicated revolver, $3.0 million related to redemption of Generate preferred shares, $0.7 million for costs associated with the amendment of the syndicated revolver, and $0.1 million related to payment towards the repurchase of shares.

Cash Flow from Investing Activities

Net cash outflows from investing activities during the nine months ended September 30, 2026 totaled $14.4 million, compared to a net cash inflow of $6.1 million in the nine months ended September 30, 2025. Cash outflows totaled $16.8 million, with $15.7 million related to property and equipment additions (of which $9.1 million related to Ting, $3.3 million related to Wavelo, and $3.3 million related to Tucows Domains and Corporate), $0.9 million related to acquisition of intangible assets in Tucows Domains, and $0.2 million for the acquisition of equity interest in partnership. These cash outflows were partially offset by $2.4 million cash inflow related to proceeds on disposal of Ting property and equipment.

Material Cash Requirements

As of September 30, 2026, the Company's Cash and cash equivalents, restricted cash and secured notes reserve funds balances totaled $41.0 million, of which $29.8 million belonged to Ting Internet and $11.2 million belonged to the other Tucows' segments.

In our 2025 Annual Report, we disclosed our material cash requirements of both the Ting segment as well as the other segments excluding Ting. As of September 30, 2026, other than the items mentioned below, there have been no other material changes to our material cash requirements outside the ordinary course of business.

Ting

As of September 30, 2026, the balance owing on the Unit Purchase Agreement was nil, following the Unit Purchase and Exit Agreement, resulting in the restructuring of the debt ("Note 19. Redeemable preferred units" of the Notes to the Condensed Consolidated Financial Statements included in Part I, of this report).
On December 1, 2025, Ting received written notice from Generate asserting that a Return Breach and a Trigger Event had occurred as a result of Ting’s failure to pay the quarterly preferred return for two consecutive quarters, and Generate reserved its rights to pursue certain remedies as described in “Note 19. Redeemable preferred units” to the Condensed Consolidated Financial Statements. On July 27, 2026, Tucows acquired all of the outstanding Series A Preferred Units from Generate for $3.0 million in cash, and the units were surrendered, cancelled and retired. In connection with the Exit Agreement, Generate waived all rights associated with the units, including its redemption rights, and withdrew its notice of Return Breach and Trigger Event. As a result, no preferred return accrues or is payable after July 27, 2026, no redeemable preferred units were outstanding as of September 30, 2026, and Ting is no longer subject to the redemption exposure previously described. Please see “Note 19. Redeemable Preferred Units” of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report for further information, including the Company's remaining contingent payment obligations in connection with the Exit Agreement.
In connection with the Exit Agreement, the Company provided Ting with a $5.0 million intercompany term loan, and Ting sold its data center to the Company for $6.0 million in cash. In addition, the Company is required to make a $12.5 million investment in Ting within twelve months of closing; if it does not, the Company must pay Generate $5.0 million. Ting’s Term Notes have no recourse to the Company, and the Company’s direct financial exposure to Ting is limited to the intercompany loan, which eliminates on consolidation, and certain contractual guarantees. See “Note 2. Basis of Presentation”, “Note 19. Redeemable Preferred Units” and “Note 20. Commitments and Contingencies” of the Notes to the Condensed Consolidated Financial Statements included in Part I, of this report.
Ting incurred a net loss of $15.1 million and $26.7 million for the three months ended September 30, 2026 and September 30, 2025, respectively. As of September 30, 2026, Ting had $13.6 million in unrestricted cash and cash equivalents, $2.7 million in accounts receivable, $1.3 million in accounts payable, and $7.7 million in accrued liabilities. Comparatively, as of December 31, 2025, Ting had $23.8 million in unrestricted cash and cash equivalents, $3.6 million in accounts receivable, $1.2 million in accounts payable, and $8.7 million in accrued liabilities. At September 30, 2026, Ting’s long-term liabilities included $294.6 million payable on the 2023 and 2024 Term Notes. Ting incurred an operating cash flow deficit of $7.9 million and $7.0 million for the three months ended September 30, 2026 and September 30, 2025, respectively. Ting has scheduled interest payments of $20.1 million in the twelve months following September 30, 2026.
Tucows Businesses Excluding Ting
Tucows businesses excluding Ting, acquisitions and capital investments have been funded by the Company's operating income and the Company's existing 2023 Credit Agreement. As of September 30, 2026, the Company’s 2023 Credit Facility had an outstanding balance of $184.4 million. Tucows businesses excluding Ting make principal repayments from time to time.
On July 27, 2026, in connection with the Exit Agreement, the Company entered into a Third Amendment to the 2023 Credit Agreement, which (i) extended the maturity date of the facility from September 22, 2027 to July 27, 2029 (with the exception of one syndicate member holding a $27.5 million commitment, which the Company has commenced discussions to replace with an existing or new syndicate member), and (ii) amend the negative covenants to permit the Company to invest in the Ting business, subject to specified conditions and the existing financial covenants. Key financial covenants remained substantially the same, including a Total Funded Debt to Adjusted EBITDA ratio of no greater than 3.75x and an interest coverage ratio of not less than 3.0:1.00x.

For Fiscal 2026, the Company plans to fund the cash requirements of Tucows businesses excluding Ting solely through operating income, while making discretionary loan repayments to create greater operating flexibility and access to additional financing.
In the long-term, Tucows businesses excluding Ting may seek additional financing to accelerate the growth of our business, repurchase shares or fund future acquisitions. The Company's 2023 Credit Facility, which was most recently amended to (i) extend the maturity date of the facility from September 22, 2027 to July 27, 2029 (with the exception of one syndicate member holding a $27.5 million commitment, which the Company has commenced discussions to replace with an existing or new syndicate member), and (ii) amended the negative covenants to permit the Company to invest in the Ting business, subject to specified conditions and the existing financial covenants, provides committed liquidity to the Company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We develop products in Canada and sell these services in North America and Europe. Our sales are primarily made in U.S. dollars, while a major portion of expenses are incurred in Canadian dollars. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our interest income is sensitive to changes in the general level of Canadian and U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Based on the nature of our short-term investments, we have concluded that there is no material interest rate risk exposure as of September 30, 2026.
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
As of September 30, 2026, we had the following outstanding foreign exchange forward contracts to trade U.S. dollars in exchange for Canada dollars:

Maturity date (Dollar amounts in thousands of U.S. dollars)	Notional amount of U.S. dollars	Weighted average exchange rate of U.S. dollars	Fair value Asset (Liability)

October - December 2026	9,372	1.4021	(95)
	$9,372	1.4021	$(95)
As of September 30, 2026, the Company had $9.4 million of outstanding foreign exchange forward contracts which will convert to CDN $13.1 million. Of these contracts, $9.4 million met the requirements for hedge accounting.
As of December 31, 2025, the Company had $27.2 million of outstanding foreign exchange forward contracts which would convert to CDN $37.0 million. Of these contracts, $27.2 million met the requirements for hedge accounting.
The $17.8 million decrease in outstanding foreign exchange forward contracts since December 31, 2025 is due to the fact that those contracts were window forwards covering 2026 Canadian dollar costs, which were drawn down through the year as the costs were paid. The remaining $9.4 million balance at September 30, 2026 are all maturing by December 31, 2026. No new forward contracts for 2027 costs were traded during 2026, so no new contracts replaced the settled contracts.
Our 2027 Canadian dollar costs were unhedged at September 30, 2026 and the remaining forwards only covered up to December 31, 2026. Subsequent to September 30, 2026, we booked new forward contracts covering up to June 30, 2027.
We have performed a sensitivity analysis model for foreign exchange exposure over the nine months ended September 30, 2026. The analysis used a modeling technique that compares the U.S. dollar equivalent of all expenses incurred in Canadian dollars, at the actual exchange rate, to a hypothetical 10% adverse movement in the foreign currency exchange rates against the U.S. dollar, with all other variables held constant. Foreign currency exchange rates used were based on the market rates in effect during the nine months ended September 30, 2026. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an increase in net loss for the nine months ended September 30, 2026 of approximately $4.3 million, before the effects of hedging. We will continue to monitor and assess the risk associated with these exposures and may take additional actions in the future to hedge or mitigate these risks.
Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, foreign exchange contracts, commercial papers and accounts receivable. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions whom we have evaluated as highly creditworthy. Similarly, we enter into our foreign exchange contracts with major banks and financial institutions. With respect to accounts receivable, we perform ongoing evaluations of our customers, generally granting uncollateralized credit terms to our customers, and maintaining an allowance for expected credit losses based on historical experience and our expectation of future losses.
Interest rate risk
Our exposure to interest rate fluctuations relate primarily to our 2023 Credit Agreement.
As of September 30, 2026, we had an outstanding balance of $184.4 million on the 2023 Credit Facility. The 2023 Credit Agreement added SOFR Loans as a form of advance available under the 2023 Credit Facility to replace LIBOR Rate Advances, and such SOFR Loans may bear interest based on Adjusted Daily Simple SOFR (defined to be the applicable SOFR rate published by the Federal Reserve Bank of New York plus 0.10% per annum subject to a floor of zero) or Adjusted Term SOFR (defined to be the applicable SOFR rate published by CME Group Benchmark Administration Limited plus 0.10% for one-month, 0.15% for three-months, and

0.25% for six-months per annum). As of September 30, 2026, an adverse change of one percent on the interest rate would have the effect of increasing our annual interest payments under the 2023 Credit Agreement by approximately $1.8 million, assuming that the loan balance as of September 30, 2026 is outstanding for the entire period.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation as of September 30, 2026 management has concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b)Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2026, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, pursuant to Item 103(c)(3)(iii) of Regulation S-K under the Exchange Act, the Company is required to disclose certain information about environmental proceedings to which governmental authority is a party if the Company reasonably believes such proceedings may result in monetary sanctions, exclusive of interest and costs, at or above a stated threshold. The Company has elected to apply a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 12, 2026, the Company announced that its Board of Directors (“Board”) approved a stock buyback program to repurchase up to $40 million of its common stock in the open market (the “2026 Buyback Program”). The 2026 Buyback Program commenced on February 13, 2026 and is expected to terminate on February 12, 2027. For the three and nine months ended September 30, 2026, the Company did not repurchase any shares under the 2025 and 2026 Buyback Programs.
We have not declared or paid cash dividends on our common stock during the nine months ended September 30, 2026, and we do not intend to do so in the immediate future but we may decide to do so in the future depending on ongoing market conditions. Our ability to pay any cash dividends on our common stock, should our Board decide to do so, is also dependent on our earnings and cash requirements and may, from time to time, be governed by the terms of our credit agreements.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (a “Rule 10b5-1 trading arrangement”) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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
Third Amendment to Credit Agreement, dated July 27, 2026, by and among Tucows, Inc. and its wholly owned subsidiaries, Tucows.com Co., Ting Inc., Tucows (Delaware) Inc., Wavelo, Inc. and Tucows (Emerald), LLC, as borrowers, and certain other subsidiaries of Tucows, Inc. as guarantors, Bank of Montreal, as administrative agent, and the other lenders party thereto from time to time.

10.2#	Unit Purchase and Exit Agreement, dated July 27, 2026, by and among Tucows, Inc., Ting Fiber, LLC, Tucows Fiber, Inc., Ting Issuer LLC and Generate TF Holdings, LLC.
31.1#	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification
31.2#	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification
32.1†	Chief Executive Officer's Section 1350 Certification †
32.2†	Chief Financial Officer's Section 1350 Certification †
101.INS#	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: November 5, 2026	TUCOWS INC.

	By:	/s/ DAVID WOROCH
David Woroch
President and Chief Executive Officer

	By:	/s/ IVAN IVANOV
Ivan Ivanov Chief Financial Officer
(Principal Financial and Accounting Officer)